Form 10-Q
period 2010-06-30
Sensata Technologies Holding N.V.
filed 2010-07-26
CIK 1477294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2010 was 171,079,824.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$311,247	$148,468
Accounts receivable, net of allowances of $9,849 and $12,739 as of June 30, 2010 and December 31, 2009, respectively	213,836	180,839
Inventories	141,627	125,375
Deferred income tax assets	12,332	12,419
Prepaid expenses and other current assets	20,239	19,627
Assets held for sale	238	238

Total current assets	699,519	486,966
Property, plant and equipment at cost	415,739	400,461
Accumulated depreciation	(199,555)	(180,523)

Property, plant and equipment, net	216,184	219,938
Goodwill	1,528,954	1,530,570
Other intangible assets, net	794,805	865,531
Deferred income tax assets	5,502	5,543
Deferred financing costs	29,929	41,147
Other assets	19,929	17,175

Total assets	$3,294,822	$3,166,870

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$17,621	$17,139
Accounts payable	134,522	122,834
Income taxes payable	9,051	8,384
Accrued expenses and other current liabilities	86,193	91,741
Accrued profit sharing	326	600
Deferred income tax liabilities	638	823

Total current liabilities	248,351	241,521
Deferred income tax liabilities	184,437	165,477
Pension and post-retirement benefit obligations	49,077	49,525
Capital lease and other financing obligations, less current portion	39,593	40,001
Long-term debt, less current portion	1,781,424	2,243,686
Other long-term liabilities	29,321	39,502
Commitments and contingencies

Total liabilities	2,332,203	2,779,712
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 171,091,797 and 144,068,541 shares issued as of June 30, 2010 and December 31, 2009, respectively	2,192	1,825
Treasury shares, at cost, 11,973 shares as of June 30, 2010 and December 31, 2009	(136)	(136)
Due from parent	(17)	(17)
Additional paid-in capital	1,510,521	1,050,373
Accumulated deficit	(517,859)	(627,688)
Accumulated other comprehensive loss	(32,082)	(37,199)

Total shareholders’ equity	962,619	387,158

Total liabilities and shareholders’ equity	$3,294,822	$3,166,870

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenue	$391,806	$255,371	$768,943	$494,387
Operating costs and expenses:
Cost of revenue	240,590	168,902	473,373	330,246
Research and development	6,211	3,960	11,141	9,123
Selling, general and administrative	38,740	30,482	116,631	62,111
Amortization of intangible assets and capitalized software	36,078	38,162	72,214	76,966
Impairment of goodwill and intangible assets	—	—	—	19,867
Restructuring	(490)	2,050	209	13,538

Total operating costs and expenses	321,129	243,556	673,568	511,851

Profit / (loss) from operations	70,677	11,815	95,375	(17,464)
Interest expense	(25,406)	(36,349)	(58,922)	(78,833)
Interest income	255	79	394	403
Currency translation gain and other, net	51,796	58,086	98,981	127,228

Income from continuing operations before taxes	97,322	33,631	135,828	31,334
Provision for income taxes	14,803	10,876	25,999	18,517

Income from continuing operations	82,519	22,755	109,829	12,817
Loss from discontinued operations, net of tax of $0	—	(134)	—	(395)

Net income	$82,519	$22,621	$109,829	$12,422

Basic net income per share:
Continuing operations	$0.48	$0.16	$0.68	$0.09
Discontinued operations	—	0.00	—	0.00

Total basic net income per share	$0.48	$0.16	$0.68	$0.09

Diluted net income per share:
Continuing operations	$0.46	$0.16	$0.66	$0.09
Discontinued operations	—	0.00	—	0.00

Total diluted net income per share	$0.46	$0.16	$0.66	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the six months ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$109,829	$12,422
Net loss from discontinued operations	—	(395)

Net income from continuing operations	109,829	12,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,331	21,961
Amortization of deferred financing costs	4,377	4,592
Currency translation gain on debt	(133,826)	(6,502)
Loss / (gain) on repurchase of outstanding Senior and Senior Subordinated Notes	22,867	(120,123)
Share-based compensation	21,869	694
Amortization of intangible assets and capitalized software	72,214	76,966
(Gain) / loss on disposition of assets	(253)	358
Loss on assets held for sale	—	1,678
Deferred income taxes	18,903	13,667
Impairment of goodwill and intangible assets	—	19,867
Increase / (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(32,997)	(8,180)
Inventories	(16,252)	37,226
Prepaid expenses and other current assets	1,963	10,799
Accounts payable and accrued expenses	(561)	21,337
Income taxes payable	667	(3,109)
Accrued profit sharing and retirement	(786)	(1,946)
Other	409	3,138

Net cash provided by operating activities from continuing operations	88,754	85,240
Net cash used in operating activities from discontinued operations	—	(403)

Net cash provided by operating activities	88,754	84,837
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(17,902)	(8,862)
Proceeds from sale of assets	364	—

Net cash used in investing activities from continuing operations	(17,538)	(8,862)
Net cash provided by investing activities from discontinued operations	—	372

Net cash used in investing activities	(17,538)	(8,490)
Cash flows from financing activities:
Dividend to parent	—	(133)
Advances to shareholder	—	(25)
Proceeds from issuance of ordinary shares	433,621	—
Proceeds from exercise of stock options	5,025	—
Proceeds from revolving credit facility, net	—	75,000
Payments on U.S. term loan facility	(4,750)	(4,750)
Payments on Euro term loan facility	(2,556)	(2,712)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(337,517)	(57,242)
Payments on capitalized lease and other financing obligations	(2,260)	(1,979)

Net cash provided by financing activities	91,563	8,159

Net change in cash and cash equivalents	162,779	84,506
Cash and cash equivalents, beginning of period	148,468	77,716

Cash and cash equivalents, end of period	$311,247	$162,222

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

Sensata Technologies Holding was acquired by the Parent in 2006 to facilitate the 2006 Acquisition. Sensata Technologies Holding conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in Brazil, China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. The Company organizes its operations into the sensors and controls businesses.

The sensors business is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as HVAC systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

The controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

On March 16, 2010, the Company completed the initial public offering (“IPO”) of its ordinary shares in which it sold 26,315,789 shares and its existing shareholders and certain employees sold 5,284,211 shares at a public offering price of $18.00 per share. The net proceeds of the IPO to the Company totaled $435.9 million after deducting the underwriters’ discounts and commissions and offering expenses, including $2.5 million of proceeds from the exercise of stock options. On April 12, 2010, the Company announced that the underwriters of its IPO exercised their option to purchase an additional 4,740,000 ordinary shares from selling shareholders at a price of $18.00 per share, which included 353,465 shares obtained by certain selling shareholders through the exercise of options to purchase ordinary shares. The sale of the additional shares closed on April 14, 2010. The Company did not receive any proceeds from the sale of the additional shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.

All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (“SEC”) on March 11, 2010 (the “Prospectus”).

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

3. New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendors’ multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. The Company is currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on its financial position and results of operations.

The Company adopted the following accounting standards during 2010:

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which eliminates the requirement under Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”) for SEC registrants to disclose the date through which they have evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance, and the Company adopted its provisions as of the issuance of the Quarterly report for the period ended March 31, 2010. The adoption of ASU 2010-09 was for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted these provisions as of January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for the Company. The adoption of this portion of ASU 2010-06 will not have any effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”), which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. The Company adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on the Company’s financial position or results of operations.

4. Net Income per Share

Net income per share is calculated by dividing net income by the weighted-average number of ordinary shares outstanding during the period. All net income on the condensed consolidated statement of operations for all periods presented is available to ordinary shareholders. The calculation of diluted net income per share considers the dilutive effect of all potential future ordinary shares. Because the Company’s potential future ordinary shares consist only of stock options and restricted stock, there is no adjustment to net income in the calculation of diluted net income per share. For the three and six months ended June 30, 2010 and 2009, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic weighted-average ordinary shares outstanding	171,025,445	144,056,568	160,562,444	144,056,568
Dilutive effect of stock options	6,468,249	418,229	6,325,889	790,302
Dilutive effect of unvested restricted stock	310,191	51,297	305,788	51,487

Diluted weighted-average ordinary shares outstanding	177,803,885	144,526,094	167,194,121	144,898,357

Net income and net income per share are presented in the condensed consolidated statements of operations.

Certain potential ordinary shares were excluded from the Company’s calculation of diluted weighted-average shares outstanding, because they would have an anti-dilutive effect on net income per share. In addition, certain potential ordinary shares were excluded from the Company’s calculation of diluted weighted-average shares outstanding in 2009, as they related to share-based awards associated with its Tranche 2 and 3 option plans. These shares were contingently issuable and the contingency had not been satisfied as of that date. Refer to Note 14 for further discussion of the Company’s share-based payment plans.

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Anti-dilutive shares excluded	1,478,200	195,001	1,426,600	95,001
Contingently issuable shares excluded	—	7,750,099	—	7,750,099

5. Comprehensive Net Income

The components of comprehensive net income for the three and six months ended June 30, 2010 and 2009, net of tax of $0, were as follows:

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$82,519	$22,621	$109,829	$12,422
Net unrealized gain / (loss) on derivatives	3,329	(1,821)	4,541	(4,249)
Net adjustments on defined benefit and retiree healthcare plans	402	2,223	576	2,104

Comprehensive net income	$86,250	$23,023	$114,946	$10,277

6. Inventories

The components of inventories as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Finished goods	$41,735	$41,931
Work-in-process	25,171	20,627
Raw materials	74,721	62,817

Total	$141,627	$125,375

7. Discontinued Operations

In December 2008, the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL”), due to the economic climate and slower than expected demand for its products. The Company purchased SMaL for $12.0 million in March 2007. The Company completed the sale of the Vision business in the three months ended June 30, 2009.

Results of operations of the Vision business included within loss from discontinued operations were as follows:

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenue	$—	$98	$—	$726
Loss from operations before income tax	$—	$(134)	$—	$(395)

8. Restructuring Costs

The Company’s restructuring programs consist of the First Technology Automotive Plan, the Airpax Plan and the 2008 Plan. Each of these restructuring programs is described in more detail below.

First Technology Automotive Plan

In December 2006, the Company acquired First Technology Automotive and Special Products from Honeywell International Inc. (“First Technology Automotive Acquisition”). In January 2007, the Company announced plans (“First Technology Automotive Plan” or the “FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other sites. Restructuring liabilities related to these actions consist primarily of exit and related severance costs. The actions described above affected 143 employees and were completed in 2008. The Company anticipates remaining payments to be paid through 2014, due primarily to contractual lease-related obligations.

In connection with the First Technology Automotive Plan, the Company has incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $8,932, consisting of $4,287 in severance costs and $4,645 in facility exit and other costs. These costs have been recognized in the Company’s segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to the Company’s reportable segments, have been shown within the “corporate and other” caption. Of the cumulative cost incurred, $3,313 and $2,413 have been allocated to the sensors and controls segments, respectively, and $3,206 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities associated with the First Technology Automotive Plan, since December 31, 2009, by type of liability and segment:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$63	$2,532	$2,595
Purchase accounting adjustments	(63)	(1,553)	(1,616)
Other adjustments	—	(228)	(228)
Payments	—	(182)	(182)
Impact of changes in foreign currency exchange rates	—	33	33

Balance as of June 30, 2010	$—	$602	$602

	Sensors	Controls	Corporate and other	Total
Balance as of December 31, 2009	$2,530	$63	$2	$2,595
Purchase accounting adjustments	(1,551)	(63)	(2)	(1,616)
Other adjustments	(228)	—	—	(228)
Payments	(182)	—	—	(182)
Impact of changes in foreign currency exchange rates	33	—	—	33

Balance as of June 30, 2010	$602	$—	$—	$602

During the six months ended June 30, 2010, the Company revised its accrual related to severance by $63 and its accrual related to facility exit and other costs by $1,781. The reduction to the accrual for facility exit and other costs was primarily related to the execution of a sublease for the Farnborough, United Kingdom facility at terms more favorable to the Company than previously anticipated. The reduction to the accruals resulted in a reduction of goodwill totaling $1,616 for the portion of the accruals that had been established through purchase accounting and a reduction to restructuring expense of $228. The Company does not expect to incur additional costs in the future.

Airpax Plan

In July 2007, the Company acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China; and Mexico, and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions consist primarily of exit and related severance costs. The actions described above affected 331 employees and were completed in 2009. The Company anticipates remaining payments to be made through 2010, due primarily to facility exit costs, tuition assistance and outplacement services.

In connection with the Airpax Plan, the Company has incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $6,494, consisting of $5,073 in severance costs and $1,421 in facility exit and other costs. These costs have been recognized in the Company’s segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to the Company’s reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $5,026 has been allocated to the controls segment, and $1,468 has been allocated to “corporate and other”. The Company has not incurred additional costs related to this plan in the three or six months ended June 30, 2010, and does not expect to incur additional costs in the future.

The following tables outline the changes to the restructuring liabilities associated with the Airpax Plan since December 31, 2009, by type of liability and segment:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$173	$526	$699
Payments	(3)	—	(3)

Balance as of June 30, 2010	$170	$526	$696

	Controls	Corporate and other	Total
Balance as of December 31, 2009	$696	$3	$699
Payments	(2)	(1)	(3)

Balance as of June 30, 2010	$694	$2	$696

2008 Plan

During fiscal years 2009 and 2008, in response to global economic conditions, the Company announced various actions (“2008 Plan”) to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. During 2009 and 2008, the Company recognized charges totaling $41,334 primarily related to severance, pension curtailment, pension settlement and other related charges, and facility exit and other costs. During the six months ended June 30, 2010, the Company revised its accrual related to severance and facility exit and other costs. As a result, the Company recognized a net reduction to restructuring expense of $640. The actions described above are expected to cost $40,780, excluding the impact of changes in foreign currency exchange rates. These actions affected 1,977 employees. The Company anticipates that these actions will be completed during 2010 and the remaining payments will be paid through 2014, due primarily to contractual obligations.

In connection with the 2008 Plan, the Company has incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,694, consisting of $28,477 in severance costs, $9,716 in pension-related costs and $2,501 in facility exit and other costs. These costs have been recognized in the Company’s segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to the Company’s reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $1,750 and $4,700 has been allocated to the sensors and controls segments, respectively, and $34,244 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities, excluding the costs related to pension, associated with the 2008 Plan since December 31, 2009, by type of liability and segment:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$2,964	$109	$3,073
Adjustments	(664)	24	(640)
Payments	(1,333)	(20)	(1,353)
Impact of changes in foreign currency exchange rates	(56)	(2)	(58)

Balance as of June 30, 2010	$911	$111	$1,022

Employees terminated as of June 30, 2010	1,961

	Sensors	Controls	Corporate and other	Total
Balance as of December 31, 2009	$131	$115	$2,827	$3,073
Adjustments	(51)	122	(711)	(640)
Payments	(32)	5	(1,326)	(1,353)
Impact of changes in foreign currency exchange rates	(2)	(7)	(49)	(58)

Balance as of June 30, 2010	$46	$235	$741	$1,022

Summary of Restructuring Programs

The following tables show charges incurred in association with all of the Company’s restructuring programs, and other restructuring activities as applicable, consisting primarily of severance, for the three and six months ended June 30, 2010 and 2009, and where within the condensed consolidated statement of operations these amounts were recognized. There were no restructuring costs recognized for the Airpax Plan during any of the periods presented. The “other” restructuring expense of $82 and $1,077 during the three and six months ended June 30, 2010, respectively, represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	For the three months ended June 30, 2010				For the three months ended June 30, 2009
	FTAS Plan	2008 Plan	Other	Total	FTAS Plan	2008 Plan	Other	Total
Restructuring	$(228)	$(344)	$82	$(490)	$—	$2,050	$—	$2,050
Currency translation gain and other, net	33	(18)	—	15	—	321	—	321

Total	$(195)	$(362)	$82	$(475)	$—	$2,371	$—	$2,371

	For the six months ended June 30, 2010				For the six months ended June 30, 2009
	FTAS Plan	2008 Plan	Other	Total	FTAS Plan	2008 Plan	Other	Total
Restructuring	$(228)	$(640)	$1,077	$209	$—	$13,538	$—	$13,538
Currency translation gain and other, net	33	(58)	(13)	(38)	—	(400)	—	(400)

Total	$(195)	$(698)	$1,064	$171	$—	$13,138	$—	$13,138

9. Goodwill and Other Intangible Assets

Goodwill

The following table outlines the changes in goodwill since December 31, 2009, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2009	$1,166,358	$—	$1,166,358	$382,678	$(18,466)	$364,212	$1,549,036	$(18,466)	$1,530,570
Purchase accounting adjustments	(1,553)	—	(1,553)	(63)	—	(63)	(1,616)	—	(1,616)

Balance as of June 30, 2010	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954

The change in goodwill during the six months ended June 30, 2010 primarily related to a reduction in the Company’s restructuring liabilities related to its obligations on the Farnborough, United Kingdom lease acquired in the First Technology Automotive Acquisition. The reduction was due to the execution of a sublease with more favorable terms than originally anticipated. See Note 8, “Restructuring Costs” for further detail.

The Company evaluates the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. During the six months ended June 30, 2010, no events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Other Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated, or economic benefit, basis over their estimated lives. The following table outlines the components of acquisition-related definite-lived intangible assets that were subject to amortization as of June 30, 2010 and December 31, 2009:

	Weighted- Average Life (years)	June 30, 2010				December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	16	$268,170	$97,200	$2,430	$168,540	$268,170	$85,233	$2,430	$180,507
Customer relationships	10	1,026,840	478,264	12,144	536,432	1,026,840	420,811	12,144	593,885
Non-compete agreements	6	23,400	6,775	—	16,625	23,400	4,711	—	18,689
Tradenames	10	720	390	—	330	720	338	—	382

Total	11	$1,319,130	$582,629	$14,574	$721,927	$1,319,130	$511,093	$14,574	$793,463

In addition, other definite lived intangible assets recognized on the condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $8,337 and $6,849 and net carrying amounts of $4,408 and $3,598 as of June 30, 2010 and December 31, 2009, respectively. The weighted-average life for the capitalized software in use was approximately 4 years.

Amortization expense on definite-lived intangible assets and capitalized software for the three and six months ended June 30, 2010 and 2009 were as follows:

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Definite-lived intangible assets	$35,768	$37,706	$71,536	$76,077
Capitalized software licenses	310	456	678	889

Total amortization expense	$36,078	$38,162	$72,214	$76,966

Amortization of acquisition-related definite-lived intangible assets is estimated to be $71,547 for the remainder of 2010, $131,609 in 2011, $119,983 in 2012, $105,098 in 2013 and $93,323 in 2014.

In addition to the above, the Company owns the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and the Company has no plans to discontinue using them. The Company has recorded $59,100 and $9,370, respectively, related to these tradenames.

10. Debt

The Company’s debt as of June 30, 2010 and December 31, 2009 consisted of the following:

	Weighted- average interest rate for the six months ended June 30, 2010	June 30, 2010	December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.03%	$912,000	$916,750
Senior secured term loan facility (€382.4 million)	2.67%	466,538	551,350
Senior Notes (denominated in U.S. dollars)	8.00%	201,181	340,006
Senior Subordinated Notes (€177.1 million)	9.00%	216,060	254,303
Senior Subordinated Notes	11.25%	—	196,483
Less: current portion		(14,355)	(15,206)

Long-term debt, less current portion		$1,781,424	$2,243,686

Capital lease and other financing obligations	8.43%	$42,859	$41,934
Less: current portion		(3,266)	(1,933)

Capital lease and other financing obligations, less current portion		$39,593	$40,001

Extinguishment of Debt

On February 26, 2010, STBV announced the commencement of cash tender offers related to its 8% Senior Notes due 2014 (the “Dollar Notes”), its 9% Senior Subordinated Notes due 2016 and its 11.25% Senior Subordinated Notes due 2014 (together the “Euro Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Dollar Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Euro Notes. The Company paid $102.1 million in principal ($0.3 million for the Dollar Notes and €75.9 million for the Euro Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

On April 1, 2010, STBV announced the redemption of all of its outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of its outstanding 8% Senior Notes due 2014 at a redemption price equal to 104.000% of the principal amount. The Company paid $225.0 million in principal, $10.4 million in premium and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, during the three and six months ended June 30, 2010, the Company recorded losses in currency translation gain and other, net of $15.4 million and $23.5 million, respectively, including the write-off of debt issuance costs of $4.9 million and $6.8 million, respectively.

11. Income Taxes

The Company recorded tax provisions for the three months ended June 30, 2010 and 2009 of $14,803 and $10,876, respectively, and for the six months ended June 30, 2010 and 2009 of $25,999 and $18,517, respectively. The Company’s tax provision consisted of current tax expense, which related primarily to the Company’s profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill.

12. Pension and Other Post-Retirement Benefits

The Company provides various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with the Company’s defined benefit and retiree healthcare plans for the three months ended June 30, 2010 and 2009 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit
	2010	2009	2010	2009	2010	2009
Service cost	$538	$610	$65	$70	$592	$755
Interest cost	720	790	150	150	235	252
Expected return on plan assets	(625)	(650)	—	—	(184)	(201)
Amortization of net loss	140	95	3	—	27	194
Amortization of prior service cost	—	—	—	—	9	211
Loss on settlement	—	—	—	—	—	364
Loss on curtailment	—	—	—	—	—	386

Net periodic benefit cost	$773	$845	$218	$220	$679	$1,961

The components of net periodic benefit cost associated with the Company’s defined benefit and retiree healthcare plans for the six months ended June 30, 2010 and 2009 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit
	2010	2009	2010	2009	2010	2009
Service cost	$1,076	$1,220	$130	$140	$1,124	$1,554
Interest cost	1,440	1,580	300	300	468	508
Expected return on plan assets	(1,250)	(1,300)	—	—	(369)	(408)
Amortization of net loss	280	210	6	—	58	394
Amortization of prior service cost	—	—	—	—	9	407
Loss on settlement	—	—	—	—	—	516
(Gain)/ loss on curtailment	—	—	—	—	(111)	386

Net periodic benefit cost	$1,546	$1,710	$436	$440	$1,179	$3,357

During the three months ended March 31, 2010, the Company terminated 7 employees at one of its subsidiaries. In connection with this event the Company recognized a curtailment gain of $111. There was no related activity in the three months ended June 30, 2010.

During the three and six months ended June 30, 2009, the Company terminated 166 and 786 employees, respectively, at several of its subsidiaries in connection with the 2008 Plan (see Note 8, “Restructuring Costs”, for further discussion). In connection with these events, the Company recognized a settlement loss during the three and six months ended June 30, 2009 of $364 and $516, respectively, and a curtailment loss during the three months ended June 30, 2009 of $386.

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus additional amounts as the Company deems appropriate. During the six months ended June 30, 2010, the Company made contributions of $1,650 to the U.S. qualified defined benefit plan. The Company expects to contribute approximately $3,250 to the U.S. qualified defined benefit plans during the twelve months ending December 31, 2010.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and are subject to local country practices and market circumstances. During the six months ended June 30, 2010, the Company made contributions of $1,471 to the non-U.S. defined benefit plans. The Company expects to contribute approximately $2,361 to the non-U.S. defined benefit plans during the twelve months ending December 31, 2010.

13. Accrued Expenses and Other Current Liabilities

Accrued interest associated with the Company’s outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2010 and December 31, 2009, accrued interest totaled $13,670 and $27,595, respectively.

14. Share-Based Payment Plans

In September 2006, the Company adopted the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“Stock Option Plan”) and the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. During the three months ended September 30, 2009, the Company amended the Stock Option Plan (“Amendment”) to increase the number of shares reserved for issuance under the Stock Option Plan to 13,082,236 ordinary shares and to change the performance measure of Tranche 3 options to equal that of Tranche 2 options. In effect, Tranche 3 options were converted to Tranche 2 options. Stock awards granted under these plans are in the equity of the Company.

In connection with the completion of the IPO in March 2010, the Company adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for present and future eligible employees to purchase the Company’s ordinary shares and acquire a proprietary interest in the Company. The purpose of the 2010 Equity Plan is to promote long-term growth and profitability by providing the Company’s eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in the Company’s success. The maximum number of ordinary shares that will be available for sale under the 2010 Stock Purchase Plan is 500,000 ordinary shares. The maximum number of ordinary shares available under the 2010 Equity Plan is 5,000,000 ordinary shares.

Stock Options

A summary of stock option activity for the six months ended June 30, 2010 is presented below:

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2009	4,991,716	$8.96	7.28	$55,259
Granted	154,800	20.60
Forfeited and canceled	—	—
Exercised	(707,467)	7.10

Balance as of June 30, 2010	4,439,049	$9.66	7.00	$28,978

Vested and exercisable as of June 30, 2010	2,201,594	$7.03	5.96	$19,721

Vested and expected to vest as of June 30, 2010(1)	4,240,387	$9.54	6.96	$28,156

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance as of December 31, 2009	7,933,432	$7.45	6.67	$99,796
Granted	—	—
Forfeited and canceled	—	—
Exercised	—	—

Balance as of June 30, 2010	7,933,432	$7.45	6.17	$68,092

Vested and exercisable as of June 30, 2010	5,818,122	$7.05	5.99	$52,018

Vested and expected to vest as of June 30, 2010(1)	7,899,717	$7.45	6.16	$67,840

(1)	The expected to vest options are the result of applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

A summary of the status of non-vested options as of June 30, 2010 and of the changes during the six months then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because certain grants are divided equally between Tranches 1, 2 and 3, certain amounts may not add to the totals due to the effect of rounding.

	Stock Options			Weighted-Average Grant-Date Fair Value Per Share
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3
Nonvested as of December 31, 2009	2,796,244	4,083,383	3,850,049	$5.34	$1.98	$1.21
Granted	154,800	—	—	$7.00	—	—
Vested	(713,589)	(2,909,061)	(2,909,061)	$2.51	$1.72	$1.22

Nonvested as of June 30, 2010	2,237,455	1,174,322	940,988	$6.36	$2.65	$1.14

As of June 30, 2010, there were 157,088 shares available for grant under the Stock Option Plan and 4,845,200 shares available for grant under the 2010 Equity Plan.

Tranche 1 Options: A majority of Tranche 1 options vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third parties. Tranche 1 options granted in September 2009 have the same vesting provisions as other Tranche 1 awards, except that they vest 20% per year over five years from the date of grant. Tranche 1 options granted to directors vest over a period of one year. The Company recognizes compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting periods of 1 or 5 years.

A total of 154,800 Tranche 1 options were granted under the 2010 Equity Plan in the three months ended June 30, 2010 to directors of Sensata Technologies Holding N.V. As noted above, these options vest over a period of one year. The grant date fair value per share of these options was $7.00.

Under the fair value recognition provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company recognizes stock-based compensation net of estimated forfeitures and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. The Company has estimated its forfeitures based on historical experience. During the three months ended March 31, 2009, the Company revised its forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result of this revision, the Company recorded a reduction to its non-cash compensation expense of $335 during the six months ended June 30, 2009. There was no adjustment to the estimated forfeiture rate during the three and six months ended June 30, 2010. The remainder of the unrecognized compensation expense of $10,598 will be recognized on an straight-line basis over the remaining requisite service period, through 2014.

Tranche 2 and 3 Options: Tranche 2 and 3 options vest based on the passage of time (over 5 years with 40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5, similar to a majority of Tranche 1 awards) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. Prior to the Amendment to the Stock Option Plan during the three months ended September 30, 2009, the only difference between the terms of Tranche 2 and Tranche 3 awards was the amount of the required return on the Sponsors’ investment. As a result of the Amendment, all outstanding Tranche 3 awards required the same specified return on the equity Sponsor’s investment as Tranche 2 awards. The Company accounted for the Amendment as a modification under ASC 718, which resulted in $9,014 of incremental value.

Prior to the first quarter of 2010, the performance and market vesting conditions contained in the Tranche 2 and 3 awards were not considered probable of occurring based on guidance provided by ASC 805, Business Combinations, and no share-based compensation expense was recognized for these awards. These conditions became probable of occurring in the three months ended March 31, 2010, and were satisfied upon the completion of the IPO in March 2010. As a result, in the three months ended March 31, 2010, the Company recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards and the related modification totaling $18,876. The remainder of the unrecognized compensation expense of $2,230 will be recognized on an accelerated basis over the remaining requisite service period.

Restricted Securities

Employees of the Company held an unvested balance of 433,018 restricted securities as of June 30, 2010 and December 31, 2009. The remainder of the unrecognized compensation expense of $1,957 will be recognized on a straight-line basis over the remaining requisite service period, through 2014.

Share-Based Compensation Expense

The Company recognized non-cash compensation expense related to its options and restricted securities awards within selling, general and administrative expense per the following table:

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Tranche 1 options	$1,132	$480	$2,064	$655
Tranche 2 and 3 options	563	—	19,585	—
Restricted securities	110	13	220	39

Total share-based compensation expense	$1,805	$493	$21,869	$694

15. Related Party Transactions

The table below presents related party transactions recognized in selling, general, and administrative (“SG&A”) expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sponsors’ fee for Advisory Agreement	$—	$1,000	$833	$2,000
Advisory Agreement termination fee	—	—	22,352	—
Administrative Services Agreement	253	399	253	399
Legal services provided by a shareholder of Parent	80	127	120	762

Total included in SG&A expense	$333	$1,526	$23,558	$3,161

Advisory Agreement

In connection with the 2006 Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for consulting and management advisory services, the Advisory Agreement required the Company to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsors’ Fee Allocation Percentage as defined in the Advisory Agreement. This fee was recorded in selling, general and administrative expense as shown in the above table.

In addition, in the event of services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement required the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. In connection with the completion of the Company’s IPO during the three months ended March 31, 2010, the Company paid the Sponsors a transaction fee of $4,737. This cost was charged against the gross proceeds of the offering along with other specific incremental costs directly attributable to the Company’s IPO.

At the Sponsors’ option, the Advisory Agreement was terminated in March 2010, at which time the Company recognized a charge for a termination fee paid to the Sponsors as required by the Advisory Agreement. This termination fee was recorded in selling, general and administrative expense as shown in the above table.

Administrative Services Agreement

In 2009, the Company entered into a fee for service arrangement with the Parent for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in selling, general and administrative expense, as shown in the table above. During the three months ended June 30, 2010 and 2009, the Company paid $244 and $133, respectively, related to the Administrative Services Agreement. There were no payments made during the three months ended March 31, 2010 and 2009.

Other Arrangements with the Investor Group and its Affiliates

The Company utilizes one of the Parent’s shareholders for legal services. Expenses related to such legal services are recorded in selling, general and administrative expense as shown in the table above. During the three and six months ended June 30, 2010, the Company made payments of $0 and $2,600, respectively, in fees related to the IPO. During each of the three and six months ended June 30, 2009, the Company made payments to this shareholder totaling $1,548.

During 2009, certain executive officers and other members of management of the Company invested in a limited partnership along with the Sponsors. The limited partnership was formed with the intent to invest in STBV’s bonds among other potential investment opportunities. As of December 31, 2009, the limited partnership owned €42,300 aggregate principal amount of 11.25% Senior Subordinated Notes. In connection with the cash tender offer launched on February 26, 2010, the limited partnership validly tendered, and STBV accepted for purchase, all of the 11.25% Senior Subordinated Notes held by the limited partnership. The limited partnership received aggregate consideration of approximately €45,700, including accrued and unpaid interest, in exchange for the tendered notes. As of June 30, 2010, management held no investment in the partnership.

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

In May 2009, Sensata Technologies, Inc., an indirect and wholly-owned subsidiary of the Company, negotiated a transition production agreement with Engineered Materials Solutions, LLC to ensure the continuation of supply of certain materials. Engineered Materials Solutions is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The Electrical Contact Systems, or “ECS,” business unit of Engineered Materials Solutions was the primary supplier to the Company for electrical contacts used in the manufacturing of certain of the Company’s controls products. The Company entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. The Company extended the transition production agreement with Engineered Materials Solutions, LLC on February 4, 2010, and it expired on May 31, 2010. The Company has transitioned to alternative suppliers for these materials. The letter of credit issued to the consignor under the silver consignment agreement was extended to December 30, 2010 and the amount of the letter of credit was reduced from $7.0 million to $3.0 million. The Company anticipates settling the agreements with the consignor and Engineered Materials Solutions, LLC during the three months ended September 30, 2010. The Company does not anticipate the settlement to be material. See the Prospectus for further discussion of this matter and the related history.

Indemnifications Provided As Part of Contracts and Agreements

The Company is a party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, the Company entered into customary indemnification agreements with the Sponsors pursuant to which the Company will indemnify the Sponsors against certain liabilities arising out of performance of a consulting agreement with the Company and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

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

The Company’s articles of association provide for indemnification of directors by the Company to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities including all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the Company’s best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. No indemnification will be made in respect of any claim, issue or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty to the Company. The directors are not indemnified from and against claims to the extent they relate to personal gain, benefits or fees to which they were not entitled under the law, or if the director’s liability on account of gross negligence, willful misconduct or deliberate recklessness has been established at law in the last resort.

In addition, the Company has a liability insurance policy which insures directors and officers against the cost of defense, settlement or payment of claims and judgments under some circumstances.

Underwriters: Pursuant to the terms of the Underwriting Agreement entered into in connection with the Company’s IPO, the Company is obligated to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the underwriters may be required to make in respect thereof.

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

Product Warranty Liabilities

The Company’s standard terms of sale provide its customers with a warranty against faulty workmanship and the use of defective materials. These warranties exist for a period of eighteen months after the date the Company ships the product to a customer or for a period of twelve months after the customer resells the product, whichever comes first. The Company does not offer separately priced extended warranty or product maintenance contracts. The Company’s liability associated with this warranty is, at the Company’s option, to repair the product, replace the product or provide the customer with a credit. The Company also sells products to customers under negotiated agreements or where the Company has accepted the customer’s terms of purchase. In these instances, the Company may make additional warranties, for longer durations consistent with differing end-market practices, and where the Company’s liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability. In the event a warranty claim based on defective materials exists, the Company may be able to recover some of the cost of the claim from the vendor from whom the material was purchased. The Company’s ability to recover some of the costs will depend on the terms and conditions to which the Company agreed when the material was purchased. When a warranty claim is made, the only collateral available to the Company is the return of the inventory from the customer making the warranty claim. Historically, when customers make a warranty claim, the Company either replaces the product or provides the customer with a credit. The Company generally does not rework the returned product.

The Company’s policy is to accrue for warranty claims when a loss is both probable and estimable. This is accomplished by reserving for estimated sales returns and estimated costs to replace the product at the time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims are not material.

In some instances, customers may make claims, and in some cases file lawsuits, for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over fifty companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. The Company’s subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of June 30, 2010.

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

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). Loss contingencies are recorded when probable and estimable, at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the low end of the Company’s estimate of the range of possible outcomes for the contingency. The Company has recorded litigation reserves of approximately $6.8 million as of June 30, 2010 for various litigation and claims, including the matters described in the Prospectus and as updated below.

The Company is regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of the Company’s litigation matters are third-party claims for property damage allegedly caused by the Company’s products, but some involve allegations of personal injury or wrongful death. See the Prospectus, Note 17, “Commitments and Contingencies” for historical details of such claims.

Ford Speed Control Deactivation Switch Litigation: The Company is involved in a number of litigation matters relating to a pressure switch that TI sold to Ford Motor Company (“Ford”) for several years until 2002, which was incorporated into a cruise control deactivation switch system. Between 1999 and 2009, Ford and related manufacturers issued nine different recalls in the US and China, due to concerns that in some circumstances this system and switch may cause fires. In 2001, TI received a demand from Ford for reimbursement of costs related to the first recall, and rejected that demand. Ford has not subsequently pursued TI or the Company for any demands related to these recalls.

The Company has been served with various lawsuits related to this matter in which plaintiffs have alleged wrongful death related to fires allegedly caused by the system and switch. During fiscal year 2008, the Company settled all then outstanding wrongful death cases related to these matters for amounts that did not have a material impact on the Company’s financial condition or results of operations. On April 1, 2010, the Company and TI were served in a new lawsuit involving wrongful death claims, Romans v. Texas Instruments Inc. et al, Case # CVH 20100126, Madison County Court of Common Pleas, Ohio. The lawsuit alleges that a 2008 residential fire resulted in the deaths of three people and injuries to a fourth. A separate lawsuit, which arises from the same facts, Romans v. Ford Motor Company, Case #CVC20090074, Madison County Court of Common Pleas, Ohio, has been filed against Ford. On April 9, 2010, the plaintiffs filed a motion to consolidate the two lawsuits. The Company believes that these claims will ultimately be dismissed.

As of June 30, 2010, the Company was a defendant in 24 third party lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. A majority of these cases seek an unspecified amount of compensatory and exemplary damages. The range of demand where one is specified is from $50 thousand to $3.0 million. Ford and TI are co-defendants in each of these lawsuits. The Company has recorded a $0.6 million reserve in its financial statements for potential losses in these cases.

Whirlpool Recall Litigation: The Company is involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires.

On January 28, 2009, Whirlpool filed a lawsuit against TI and one of the Company’s subsidiaries asserting, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification, and deceptive trade practices. The lawsuit seeks an unspecified amount of compensatory and exemplary damages. The Company and TI have answered the complaint and denied liability. In January 2009, TI elected to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both TI and the Company.

On June 11, 2010, Whirlpool filed a first amended complaint in the Circuit Court of Cook County, Illinois, Whirlpool Corp. et. al. v. Sensata Technologies, Inc. et. al., Docket No. 2009-L-001022. The amended complaint clarifies many of their contentions, and adds and subtracts certain causes of action. As of June 30, 2010, the Company has recorded a reserve of $5.9 million related to this matter.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, TI has agreed to indemnify the Company for certain claims and litigation, including the Whirlpool matter, to the extent that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million (up to a cap of $300 million). As of June 30, 2010, the Company had incurred approximately $27.0 million of costs that it believes apply towards the indemnification.

The Company has also been involved in a related but separate proceeding with TI’s insurer, American Alternative Insurance. TI has filed a lawsuit against this insurer seeking reimbursement of its defense costs in the Whirlpool litigation and third party claims. During the three months ended June 30, 2010, TI informed the Company that they have reached a settlement with their insurer in this matter. As of June 30, 2010, the Company has not recorded a reserve for this matter.

Pelonis Appliances: The Company is a co-defendant in a claim against Pelonis Appliances, Inc. resulting from a residential fire allegedly caused by a product sold by Pelonis Appliances, and which incorporates one of the Company’s products. On April 17, 2010, the court granted plaintiff’s notice of non-suit without prejudice. Pelonis and the Company have continued their pending cross claims for at least five months until January 2011 with the intention of dismissing those claims if plaintiffs do not refile their claims before the applicable statute of limitations runs. As of June 30, 2010, the Company has not recorded a reserve for this matter.

Huawei. A Chinese telecommunications equipment customer, Huawei, informed the Company that it was planning to conduct a field replacement campaign for power supply products containing the Company’s circuit breakers. The customer has alleged defects in the Company’s products, which were sold through distributors to two power supply subcontractors. As of the end of the three months ended March 31, 2010, the Company estimated that a 100% field replacement campaign would cost approximately $6.0 million. Based on more recent discussions with the customer, the Company believes that the replacement campaign will involve a smaller percentage of systems with an estimated cost for the campaign of approximately $1.0 million. The Company is contesting the customer’s allegations but working with them to analyze the situation. The Company has included a reserve in its financial statements in the amount of $0.1 million as of June 30, 2010.

European automaker: A European automaker has alleged defects in certain of the Company’s pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 claiming costs to date of €2.5 million, and estimated future costs, together, totaling €11.7 million. The Company contests the customer’s allegations. As of June 30, 2010, the Company has not recorded a reserve for this claim.

17. Fair Value Measures

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.

•

Level 2 inputs utilize inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.

Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell.

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Commodity forward contracts	$—	$463	$—	$—	$644	$—
Interest rate caps	—	255	—	—	1,550	—
Euro call option	—	—	—	—	993	—

Total	$—	$718	$—	$—	$3,187	$—

Liabilities
Interest rate collars	$—	$4,861	$—	$—	$8,587	$—
Interest rate swap	—	1,083	—	—	3,157	—
Commodity forward contracts	—	73	—	—	193	—

Total	$—	$6,017	$—	$—	$11,937	$—

The valuations of the derivatives intended to mitigate the Company’s interest rate risk (interest rate caps, collars and swaps) are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. Specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 18, Derivative Instruments and Hedging Activities, under the caption “Interest Rate Risk”.

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. Specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 18, Derivative Instruments and Hedging Activities, under the caption “Commodity Risk”.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both its own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of June 30, 2010 and December 31, 2009 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

The Company evaluates the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of June 30, 2010, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

In March 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the condensed consolidated statement of operations. The balance of definite-lived intangible assets and goodwill associated with Interconnection as of March 31, 2009, as well as the impairment charges recorded during the three months ended March 31, 2009, were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite-lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	—	—	$13,971	$(19,867)

The fair value measures in the table above were measured using significant unobservable inputs (level 3) using an income approach, as described in the Prospectus.

Goodwill and definite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting units’ short and long-term revenue growth rates, operating margins and discount rates, which represent the Company’s best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a Company having similar risks and business characteristics to the reporting unit being assessed.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior secured term loans	$1,378,538	$1,259,425	$1,468,100	$1,295,320
Senior Notes and Senior Subordinated Notes	417,241	432,835	790,792	768,079

The fair values of the Company’s long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

18. Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge on the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though the Company elects not to apply hedge accounting under ASC 815.

Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its U.S. dollar and Euro-denominated floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps, collars and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2010, the Company recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of June 30, 2010, the Company estimates that an additional $6,507 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2011.

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$70.0	July 27, 2006	January 27, 2011	3-month LIBOR	5.377%
Interest rate collars	€220.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% - 4.40%
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest rate cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Foreign Currency Risk

Consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows on its outstanding debt, in December 2009, the Company executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation gain and other, net. During the six months ended June 30, 2010, the Company recognized a net loss of $993 associated with this derivative. The contract expired unexercised during the three months ended June 30, 2010. As of June 30, 2010, the Company has no outstanding derivative financial instruments to manage the Company’s exposure to foreign currency risk. The Company continues to monitor exposures to this risk and generally employs operating and financing activities to offset these exposures.

Commodity Risk

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. In accordance with ASC 815, the Company recognizes the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain and other, net. During the three months ended June 30, 2010 and 2009, the Company recognized a net (loss) / gain associated with its commodity forward contracts of $(863) and $703, respectively. During the six months ended June 30, 2010 and 2009 the Company recognized a net gain associated with its commodity contracts of $921 and $1,637, respectively.

The Company had the following outstanding commodity forward contracts as of June 30, 2010:

	Notional	Contracted Periods	Weighted- Average Strike Price
Silver	213,322 troy oz	February 2010 - December 2010	$16.94
Nickel	142,413 pounds	November 2009 - February 2011	$8.58
Aluminum	1,256,772 pounds	October 2009 - February 2011	$0.96
Copper	946,083 pounds	February 2010 - December 2010	$2.92

Financial Instrument Presentation

The following table presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$255	Other assets	$1,550		$—		$—
Interest rate swap		—		—	Accrued expenses and other current liabilities	1,083	Other long-term liabilities	3,157
Interest rate collars		—		—	Accrued expenses and other current liabilities	4,861	Other long-term liabilities	8,587

Total		$255		$1,550		$5,944		$11,744

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$463	Prepaid expenses and other current assets	$644	Accrued expenses and other current liabilities	$73	Accrued expenses and other current liabilities	$193
Euro call option		—	Prepaid expenses and other current assets	993		—		—

Total		$463		$1,637		$73		$193

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to the Company’s derivative financial instruments as of June 30, 2010:

Unrealized loss on derivative instruments
Balance as of December 31, 2009	$(11,805)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,019)
Amount of loss reclassified into interest expense	6,560

Balance as of June 30, 2010	$(7,264)

The following table presents the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statement of operations for the three months ended June 30, 2010 and 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in comprehensive net income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)
	2010	2009		2010	2009
Interest Rate Products	$320	$(5,533)	Interest expense	$(3,009)	$(3,712)

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss) or Gain Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2010	2009
Commodity forward contracts	$(863)	$703	Currency translation gain and other, net

The following table presents the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statement of operations for the six months ended June 30, 2010 and 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationship	Amount of Loss Recognized in comprehensive net income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)
	2010	2009		2010	2009
Interest Rate Products	$(2,019)	$(10,551)	Interest expense	$(6,560)	$(6,302)

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss) or Gain Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2010	2009
Commodity forward contracts	$921	$1,637	Currency translation gain and other, net
Euro call option	$(993)	$—	Currency translation gain and other, net

The Company has agreements with its collars and swap derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness where repayment of the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2010, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $8,128. The Company has not posted any collateral related to these agreements. If the Company breached any of the default provisions described above, it would be required to settle its obligations under the agreements at their termination value of $8,128.

19. Currency Translation Gain and Other, net

Currency translation gain and other, net consisted of the following for the three and six months ended June 30, 2010 and 2009:

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Currency translation gain / (loss) on debt	$73,710	$(62,453)	$133,826	$6,502
Currency translation (loss) / gain on net monetary assets	(5,982)	1,053	(11,765)	629
(Loss) / gain on repurchase of outstanding Senior and Senior Subordinated Notes	(15,376)	120,123	(23,474)	120,123
Loss on Euro call option	—	—	(993)	—
(Loss) / gain on commodity forward contracts	(863)	703	921	1,637
Loss on assets held for sale	—	(1,678)	—	(1,678)
Other	307	338	466	15

Total currency translation gain and other expense, net	$51,796	$58,086	$98,981	$127,228

20. Segment Reporting

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition and the Airpax Acquisition. In addition, an operating segment’s performance excludes results from discontinued operations. These corporate costs are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2 included in the Prospectus.

The sensors segment is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as HVAC systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

The controls segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

The following tables present net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2010 and 2009:

	For the three months ended
	June 30, 2010	June 30, 2009
Net revenue:
Sensors	$240,457	$147,694
Controls	151,349	107,677

Total net revenue	$391,806	$255,371

Segment operating income (as defined above):
Sensors	$80,754	$37,173
Controls	52,051	31,139

Total segment operating income	132,805	68,312
Corporate and other	(26,540)	(16,285)
Amortization of intangible assets and capitalized software	(36,078)	(38,162)
Impairment of goodwill and intangible assets	—	—
Restructuring	490	(2,050)

Profit from operations	70,677	11,815
Interest expense	(25,406)	(36,349)
Interest income	255	79
Currency translation gain and other, net	51,796	58,086

Income from continuing operations before income taxes	$97,322	$33,631

	For the six months ended
	June 30, 2010	June 30, 2009
Net revenue:
Sensors	$473,050	$288,022
Controls	295,893	206,365

Total net revenue	$768,943	$494,387

Segment operating income (as defined above):
Sensors	$158,579	$72,199
Controls	103,227	54,424

Total segment operating income	261,806	126,623
Corporate and other(1)	(94,008)	(33,716)
Amortization of intangible assets and capitalized software	(72,214)	(76,966)
Impairment of goodwill and intangible assets	—	(19,867)
Restructuring	(209)	(13,538)

Profit / (loss) from operations	95,375	(17,464)
Interest expense	(58,922)	(78,833)
Interest income	394	403
Currency translation gain and other, net	98,981	127,228

Income from continuing operations before income taxes	$135,828	$31,334

(1)

During the six months ended June 30, 2010, the Company recognized a termination fee of $22,352 (see Note 15 for further discussion) and a cumulative catch-up adjustment for previously unrecognized share-based compensation expense totaling $18,876 (see Note 14 for further discussion).

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

We believe that the following factors, among others (including those described in the Prospectus), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: risks associated with the continued weakness in worldwide economic conditions; adverse developments in the automotive industry; fluctuations in foreign currency exchange and interest rates; risks associated with our substantial indebtedness, leverage and debt service obligations; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; and risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with the integration of acquired companies.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in the Prospectus for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Results of Operations

The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. We have derived the statements of operations from the condensed consolidated financial statements, included elsewhere in this report. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	For the three months ended
	June 30, 2010		June 30, 2009
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$240.5	61.4%	$147.7	57.8%
Controls	151.3	38.6	107.7	42.2

Net revenue	391.8	100.0	255.4	100.0
Operating costs and expenses:
Cost of revenue	240.6	61.4	168.9	66.1
Research and development	6.2	1.6	4.0	1.6
Selling, general and administrative	38.7	9.9	30.5	11.9
Amortization of intangible assets and capitalized software	36.1	9.2	38.2	14.9
Restructuring	(0.5)	(0.1)	2.1	0.8

Total operating costs and expenses	321.1	82.0	243.6	95.4

Profit from operations	70.7	18.0	11.8	4.6
Interest expense	(25.4)	(6.5)	(36.3)	(14.2)
Interest income	0.3	0.1	0.1	0.0
Currency translation gain and other, net	51.8	13.2	58.1	22.7

Income from continuing operations before taxes	97.3	24.8	33.6	13.2
Provision for income taxes	14.8	3.8	10.9	4.3

Income from continuing operations	82.5	21.1	22.8	8.9
Loss from discontinued operations, net of tax of $0	—	—	(0.1)	(0.1)

Net income	$82.5	21.1%	$22.6	8.9%

Net revenue. Net revenue for the three months ended June 30, 2010 increased $136.4 million, or 53.4%, to $391.8 million from $255.4 million for the three months ended June 30, 2009. Net revenue increased 54.5% due to higher volumes, resulting from an increase in production volumes in our mature markets of 33.7%, growth in our emerging markets (primarily China) of 10.4% and growth in content of 10.4%. The increase in volume was partially offset by a decrease of 0.7% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and a decrease of 0.4% due to pricing.

Sensors business segment net revenue for the three months ended June 30, 2010 increased $92.8 million, or 62.8%, to $240.5 million from $147.7 million for the three months ended June 30, 2009. Sensors net revenue increased 64.7% due to higher volumes, partially offset by the effect of unfavorable foreign exchange rates of 1.0%, primarily the U.S. dollar to Euro exchange rate, and a decrease of 0.9% due to pricing.

Controls business segment net revenue for the three months ended June 30, 2010 increased $43.7 million, or 40.6%, to $151.3 million from $107.7 million for the three months ended June 30, 2009. Controls net revenue increased 40.5% due to higher volumes and 0.4% due to pricing, partially offset by the effect of unfavorable foreign exchange rates of 0.3%, primarily the U.S. dollar to Euro exchange rate.

Cost of revenue. Cost of revenue for the three months ended June 30, 2010 and 2009 was $240.6 million, or 61.4% of net revenue, and $168.9 million, or 66.1% of net revenue, respectively. Cost of revenue increased primarily due to the increase in unit volumes sold. Depreciation expense for the three months ended June 30, 2010 and 2009 was $9.5 million and $10.9 million, respectively, of which $8.6 million and $10.0 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue decreased primarily due to cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and fiscal year 2009 and the leverage effect of higher revenue on certain fixed manufacturing costs.

Research and development expense. Research and development (“R&D”) expense for the three months ended June 30, 2010 and 2009 was $6.2 million and $4.0 million, respectively. R&D expense as a percentage of net revenue for the three months ended June 30, 2010 and 2009 was 1.6% in each period.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2010 and 2009 was $38.7 million, or 9.9% of net revenue, and $30.5 million, or 11.9% of net revenue, respectively. Selling, general and administrative expense increased primarily due to the increase in revenue as discussed above, an increase in stock compensation and an increase in costs associated with being a public company, but decreased as a percentage of revenue primarily due to the cost savings initiatives discussed above.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended June 30, 2010 and 2009 was $36.1 million and $38.2 million, respectively. The decrease resulted from the recognition of amortization on an accelerated basis to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized.

Restructuring. Restructuring expense for the three months ended June 30, 2010 and 2009 was $(0.5) million and $2.1 million, respectively. The results for the three months ended June 30, 2010, primarily reflected $0.3 million due to expiration of underutilized severance and outplacement benefits, and $0.2 million due to the execution of a sublease for the facility in Farnborough, United Kingdom with terms more favorable than originally estimated. The expense of $2.1 million recorded during the three months ended June 30, 2009 related to the continuation in 2009 of restructuring activities that started in the second half of 2008, including reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. This expense consisted of $0.9 million related to severance, $1.0 million related to pension settlement, curtailment and other related charges, and $0.2 million related to other costs.

Interest expense. Interest expense for the three months ended June 30, 2010 and 2009 was $25.4 million and $36.3 million, respectively. Interest expense for the three months ended June 30, 2010 consisted primarily of $18.9 million of interest expense on our outstanding debt, $3.0 million of interest associated with our outstanding derivative instruments, and $2.1 million of amortization of deferred financing costs. Interest expense for the three months ended June 30, 2009 consisted primarily of $29.0 million of interest expense on our outstanding debt, $3.7 million of interest associated with our outstanding derivative instruments and $2.2 million of amortization of deferred financing costs. The decrease in interest expense on the outstanding debt of our subsidiary, Sensata Technologies B.V. (“STBV”), was due primarily to the tender and redemption of the Senior Notes and Senior Subordinated Notes during the six months ended June 30, 2010.

Currency translation gain and other, net. Currency translation gain and other, net for the three months ended June 30, 2010 and 2009 was $51.8 million and $58.1 million, respectively. Currency translation gain and other, net for the three months ended June 30, 2010 consisted primarily of currency gains of $73.7 million resulting from the re-measurement of our foreign currency denominated debt, partially offset by losses of $15.4 million resulting from the redemption of the Senior Notes and Senior Subordinated Notes and net currency losses of $6.0 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation gain and other, net for the three months ended June 30, 2009 consisted primarily of the gain resulting from the extinguishment of debt of $120.1 million, partially offset by the currency loss of $62.5 million resulting from the re-measurement of our foreign currency denominated debt.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2010 and 2009 totaled $14.8 million and $10.9 million, respectively. Our tax provision consisted of current tax expense which related primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax-deductible goodwill.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

	For the six months ended
	June 30, 2010		June 30, 2009
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$473.1	61.5%	$288.0	58.3%
Controls	295.9	38.5	206.4	41.7

Net revenue	768.9	100.0	494.4	100.0
Operating costs and expenses:
Cost of revenue	473.4	61.6	330.2	66.8
Research and development	11.1	1.4	9.1	1.8
Selling, general and administrative	116.6	15.2	62.1	12.6
Amortization of intangible assets and capitalized software	72.2	9.4	77.0	15.6
Impairment of goodwill and intangible assets	—	—	19.9	4.0
Restructuring	0.2	0.0	13.5	2.7

Total operating costs and expenses	673.6	87.6	511.9	103.5

Profit / (loss) from operations	95.4	12.4	(17.5)	(3.5)
Interest expense	(58.9)	(7.7)	(78.8)	(15.9)
Interest income	0.4	0.1	0.4	0.1
Currency translation gain and other, net	99.0	12.9	127.2	25.7

Income from continuing operations before taxes	135.8	17.7	31.3	6.3
Provision for income taxes	26.0	3.4	18.5	3.7

Income from continuing operations	109.8	14.3	12.8	2.6
Loss from discontinued operations, net of tax of $0	—	—	(0.4)	(0.1)

Net income	$109.8	14.3%	$12.4	2.5%

Net revenue. Net revenue for the six months ended June 30, 2010 increased $274.6 million, or 55.5%, to $768.9 million from $494.4 million for the six months ended June 30, 2009. Net revenue increased 55.5% due to higher volumes and 0.6% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increases related to volumes and foreign exchange rates were partially offset by a decrease of 0.6% due to pricing. The increase in volumes was due to an increase in production volumes in our mature markets of 31.9%, growth in our emerging markets (primarily China) of 12.2% and growth in content of 11.4%.

Sensors business segment net revenue for the six months ended June 30, 2010 increased $185.0 million, or 64.2%, to $473.1 million from $288.0 million for the six months ended June 30, 2009. Sensors net revenue increased 65.1% due to higher volumes and 0.4% due to favorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate. The increases related to volumes and foreign exchange rates were partially offset by a decrease of 1.3% due to pricing.

Controls business segment net revenue for the six months ended June 30, 2010 increased $89.5 million, or 43.4%, to $295.9 million from $206.4 million for the six months ended June 30, 2009. Controls net revenue increased 42.1% due to higher volumes, 0.8% due to favorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and 0.5% due to pricing.

Cost of revenue. Cost of revenue for the six months ended June 30, 2010 and 2009 was $473.4 million, or 61.6% of net revenue, and $330.2 million, or 66.8% of net revenue, respectively. Cost of revenue increased primarily due to the increase in unit volumes sold. Depreciation expense for the six months ended June 30, 2010 and 2009 was $20.3 million and $22.0 million, respectively, of which $18.5 million and $20.1 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue decreased primarily due to cost savings initiatives discussed above and the leverage effect of higher revenue on certain fixed manufacturing costs.

Research and development expense. R&D expense for the six months ended June 30, 2010 and 2009 was $11.1 million and $9.1 million, respectively. R&D expense as a percentage of net revenue for the six months ended June 30, 2010 and 2009 was 1.4% and 1.8%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2010 and 2009 was $116.6 million, or 15.2% of net revenue, and $62.1 million, or 12.6% of net revenue, respectively. Selling, general and administrative expenses increased primarily due to expenses of $22.4 million associated with the termination of the Advisory Agreement and $18.9 million associated with Tranche 2 and 3 option awards performance vesting, both of which occurred in March 2010. Selling, general and administrative expense as a percentage of net revenue increased due to the same reasons described above.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the six months ended June 30, 2010 and 2009 was $72.2 million and $77.0 million, respectively. The decrease resulted from recognition of amortization on an accelerated basis, to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized.

Restructuring. Restructuring expense for the six months ended June 30, 2010 and 2009 was $0.2 million and $13.5 million, respectively. Restructuring expense for the six months ended June 30, 2010 consisted of $0.5 million of severance, partially offset by a reversal of $0.2 million due to the execution of a sublease for the facility in Farnborough, United Kingdom and $0.1 million of pension curtailment. Restructuring expense for the six months ended June 30, 2009 related to the continuation in 2009 of restructuring activities that started in the second half of 2008, including reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. This expense consisted of $11.6 million related to severance, $1.3 million related to pension settlement, curtailment, and other related charges, and $0.6 million related to other costs.

Interest expense. Interest expense for the six months ended June 30, 2010 and 2009 was $58.9 million and $78.8 million, respectively. Interest expense for the six months ended June 30, 2010 consisted primarily of $44.3 million of interest expense on our outstanding debt, $6.6 million of interest associated with our outstanding derivative instruments, $4.4 million of amortization of deferred financing costs and $1.8 million of interest associated with our capital lease and other financing obligations. Interest expense for the six months ended June 30, 2009 consisted primarily of $64.8 million of interest expense on our outstanding debt, $6.3 million of interest associated with our outstanding derivative instruments, $4.6 million of amortization of deferred financing costs and $1.8 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense on the outstanding debt of our subsidiary, STBV, was due primarily to the tender and redemption of the Senior Notes and Senior Subordinated Notes during the six months ended June 30, 2010.

Currency translation gain and other, net. Currency translation gain and other, net for the six months ended June 30, 2010 and 2009 was $99.0 million and $127.2 million, respectively. Currency translation gain and other, net for the six months ended June 30, 2010 consisted primarily of currency gains of $133.8 million resulting from the re-measurement of our foreign currency denominated debt partially offset by losses of $23.5 million resulting from the tender and redemption of the Senior Notes and Senior Subordinated Notes and net currency losses of $11.8 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation gain and other, net for the six months ended June 30, 2009 consisted primarily of the gain resulting from the extinguishment of debt of $120.1 million and currency gains of $6.5 million resulting from the re-measurement of our foreign currency denominated debt.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2010 and 2009 totaled $26.0 million and $18.5 million, respectively. Our tax provision consisted of current tax expense which related primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax-deductible goodwill.

Liquidity and Capital Resources

Cash Flows:

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2010 and 2009. We have derived the summarized statements of cash flows for the six months ended June 30, 2010 and 2009 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Amounts in millions)	June 30, 2010	June 30, 2009
Net cash provided by / (used in):
Operating activities:
Continuing operations:
Net income adjusted for non-cash items	$136.3	$26.0
Changes in operating assets and liabilities	(47.6)	59.3

Continuing operations	88.8	85.2
Discontinued operations	—	(0.4)

Operating activities	88.8	84.8
Investing activities	(17.5)	(8.5)
Financing activities	91.6	8.2

Net change	$162.8	$84.5

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2010 was $88.8 million compared to $84.8 million for the six months ended June 30, 2009. This increase was primarily due to additional cash provided by higher revenue, offset by decreases in cash due to changes in operating assets and liabilities.

Changes in operating assets and liabilities for the six months ended June 30, 2010 and 2009 totaled $(47.6) million and $59.3 million, respectively. The most significant components of the decrease in cash related to changes in operating assets and liabilities for the six months ended June 30, 2010 were increases of $33.0 million in accounts receivable and $16.3 million in inventories. The increase in accounts receivable was due to higher revenue during the quarter ended June 30, 2010 compared to December 31, 2009. In addition, we built inventories from the December 31, 2009 balances in response to the increase in orders and to manage certain supplier capacity constraints, while continuing our initiative to maintain or reduce our days of inventory on hand.

For the six months ended June 30, 2009, the most significant components to the change in operating assets and liabilities was a decrease in inventories of $37.2 million and an increase in accounts payable and accrued expenses of $21.3 million. The decrease in inventory was due to initiatives we implemented to manage inventory levels as net revenues declined during the fourth quarter of fiscal year 2008 and the first six months of 2009. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60 day payment terms.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2010 was $17.5 million compared to $8.5 million for the six months ended June 30, 2009. The increase was due to investments associated with increasing manufacturing capacity. In 2009, due to continued economic softness, we were more cautious in our investing activities.

In 2010, we anticipate spending approximately $45 million to $60 million on capital expenditures, which will be funded with cash flows from operations.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2010 was $91.6 million compared to $8.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, net cash provided by financing activities consisted primarily of proceeds of $433.6 million from the issuance of 26.3 million ordinary shares and proceeds of $5.0 million from the exercise of stock options for 0.7 million ordinary shares, offset by payments to repurchase outstanding Senior and Senior Subordinated Notes of $337.5 million in addition to principal payments totaling $7.3 million on the U.S. dollar term loan and Euro term loan facilities. We have approximately $68.3 million in cash proceeds remaining from the IPO, and we intend to use these proceeds for general corporate purposes. Net cash provided by financing activities during the six months ended June 30, 2009 consisted primarily of $75.0 million of borrowings under the revolving credit facility offset by payments to purchase outstanding debt of $57.2 million in addition to principal payments totaling $7.5 million on the U.S. dollar term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of June 30, 2010, we had $1,838.6 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of June 30, 2010 is as follows:

(Dollars in thousands)	Weighted- average interest rate for the six months ended June 30, 2010	June 30, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.03%	$912,000
Senior secured term loan facility (€382.4 million)	2.67%	466,538
Senior Notes (denominated in U.S. dollars)	8.00%	201,181
Senior Subordinated Notes (€177.1 million)	9.00%	216,060
Less: current portion		(14,355)

Long-term debt, less current portion		$1,781,424

Capital lease and other financing obligations	8.43%	$42,859
Less: current portion		(3,266)

Long-term portion of capital lease and other financing obligations		$39,593

We have a Senior Secured Credit Facility under which our subsidiaries, Sensata Technologies B.V. and Sensata Technologies Finance Company, LLC, are the borrowers and certain of our other subsidiaries are guarantors. The Senior Secured Credit Facility includes a $150.0 million multi-currency revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of June 30, 2010, after adjusting for outstanding letters of credit with an aggregate value of $9.9 million, we had $140.1 million of borrowing capacity available under the revolving credit facility. The outstanding letters of credit were issued primarily for the benefit of a consignment arrangement and certain other operating activities. As of June 30, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in the next twelve months. Upon expiration, we intend to renew a portion of these letters of credit and we do not anticipate difficulty in this regard.

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

On February 26, 2010, STBV announced the commencement of cash tender offers related to its 8% Senior Notes due 2014 (the “Dollar Notes”), its 9% Senior Subordinated Notes due 2016 and its 11.25% Senior Subordinated Notes due 2014 (together the “Euro Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Dollar Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Euro Notes. We paid $102.1 million in principal ($0.3 million for the Dollar Notes and €75.9 million for the Euro Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

On April 1, 2010, STBV announced the redemption of all of its outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of its outstanding 8% Senior Notes due 2014 at a redemption price equal to 104.000% of the principal amount. We paid $225.0 million in principal, $10.4 million in premiums and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, during the three and six months ended June 30, 2010, we recorded a loss in Currency translation gain and other, net of $15.4 million and $23.5 million, respectively, including the write-off of debt issuance costs of $4.9 million and $6.8 million.

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2010, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and its borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 23, 2010, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was B3 with stable outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was B with positive outlook.

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

As of June 30, 2010, Sensata Technologies B.V. was in compliance with all the covenants and default provisions under its credit arrangements. For more information on our indebtedness and related covenants and default provisions, see the notes to our audited consolidated financial statements included in the Prospectus.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendors’ multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. We are currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on our financial position and results of operations.

We adopted the following accounting standards during 2010:

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which eliminates the requirement under Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”) for SEC registrants to disclose the date through which they have evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance, and we adopted its provisions as of the issuance of the Quarterly report for the period ended March 31, 2010. The adoption of ASU 2010-09 was for disclosure purposes only and did not have any effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. We adopted these provisions as of January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of this portion of ASU 2010-06 will not have any effect on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”), which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009, with early adoption prohibited. We adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on our financial position or results of operations.

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

There have been no significant changes to our market risk since December 31, 2009. For a discussion of market risk affecting us, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in the Prospectus.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Information regarding legal proceedings appears under the caption “Business—Legal Proceedings” in the Prospectus. The following information updates, and should be read in conjunction with, the information disclosed in the Prospectus.

Ford Speed Control Deactivation Switch Litigation: We are involved in a number of litigation matters relating to a pressure switch that TI sold to Ford Motor Company (“Ford”) for several years until 2002, which was incorporated into a cruise control deactivation switch system. Between 1999 and 2009, Ford and related manufacturers issued nine different recalls in the US and China, due to concerns that in some circumstances this system and switch may cause fires. In 2001, TI received a demand from Ford for reimbursement of costs related to the first recall, and rejected that demand. Ford has not subsequently pursued TI or us for any demands related to these recalls.

We have been served with various lawsuits related to this matter in which plaintiffs have alleged wrongful death related to fires allegedly caused by the system and switch. During fiscal year 2008, we settled all then outstanding wrongful death cases related to these matters for amounts that did not have a material impact on our financial condition or results of operations. On April 1, 2010, we were served (along with TI) in a new lawsuit involving wrongful death claims, Romans v. Texas Instruments Inc. et al, Case # CVH 20100126, Madison County Court of Common Pleas, Ohio. The lawsuit alleges that a 2008 residential fire resulted in the deaths of three people and injuries to a fourth. A separate lawsuit, which arises from the same facts, Romans v. Ford Motor Company, Case #CVC20090074, Madison County Court of Common Pleas, Ohio, has been filed against Ford. On April 9, 2010, the plaintiffs filed a motion to consolidate the two lawsuits. We believe that these claims will ultimately be dismissed.

As of June 30, 2010, we were a defendant in 24 third party lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. A majority of these cases seek an unspecified amount of compensatory and exemplary damages. The range of demand where one is specified is from $50 thousand to $3.0 million. Ford and TI are co-defendants in each of these lawsuits. We have recorded a $0.6 million reserve in our financial statements for potential losses in these cases.

Whirlpool Recall Litigation: We are involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires.

On January 28, 2009, Whirlpool filed a lawsuit against TI and one of our subsidiaries asserting, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification, and deceptive trade practices. The lawsuit seeks an unspecified amount of compensatory and exemplary damages. We and TI have answered the complaint and denied liability. In January 2009, TI elected to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both TI and us.

On June 11, 2010, Whirlpool filed a first amended complaint in the Circuit Court of Cook County, Illinois, Whirlpool Corp. et. al. v. Sensata Technologies, Inc. et. al., Docket No. 2009-L-001022. The amended complaint clarifies many of their contentions, and adds and subtracts certain causes of action. As of June 30, 2010, we have recorded a reserve of $5.9 million related to this matter.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Whirlpool matter, to the extent that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million (up to a cap of $300 million). As of June 30, 2010, we have incurred approximately $27.0 million of costs that we believe apply towards the indemnification.

We have also been involved in a related but separate proceeding with TI’s insurer, American Alternative Insurance. TI has filed a lawsuit against this insurer seeking reimbursement of its defense costs in the Whirlpool litigation and third party claims. During the three months ended June 30, 2010, TI informed us that they have reached a settlement with their insurer in this matter. As of June 30, 2010, we have not recorded a reserve for this matter.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we completed the IPO of our ordinary shares. The SEC declared the Registration Statement for our IPO (File No. 333-163335) effective on March 10, 2010. Pursuant to the Registration Statement, we registered the sale of a total of 26,315,789 ordinary shares to be sold by us and 10,024,211 ordinary shares to be sold by selling shareholders, including 4,740,000 ordinary shares to be sold by such selling shareholders pursuant to an underwriters’ over-allotment option. On March 16, 2010, 26,315,789 ordinary shares offered by us and 5,284,211 ordinary shares offered by the selling shareholders were sold to the underwriters and issued to the public for an aggregate offering price to the public of $568.8 million. On April 14, 2010, 4,740,000 ordinary shares offered by the selling shareholders were sold to the underwriters pursuant to the over-allotment option and issued to the public for an aggregate offering price of $85.3 million ($18.00 per share). We did not receive any proceeds from the sale of the ordinary shares by the selling shareholders, other than the proceeds from the exercise of stock options by certain selling shareholders which totaled $5.0 million. The managing underwriters for the IPO were Morgan Stanley & Co. Incorporated and Barclays Capital Inc.

We paid the expenses of the IPO, other than underwriting discounts and commissions relating to the ordinary shares offered by the selling shareholders. Our expenses for the offering were approximately $40.1 million, including $28.4 million in underwriting discounts and commissions relating to the ordinary shares offered by us and a $4.7 million transaction fee paid to our Sponsors under the terms of the Advisory Agreement.

The net proceeds of the IPO to us were $438.6 million, which included $5.0 million of proceeds from the exercise of options at the time of sale and the over-allotment, after deducting the underwriters’ discounts and commission and other offering expenses. During the first quarter of 2010 we used $104.3 million of the net proceeds to repay a portion of our long-term indebtedness, including accrued interest, and $22.2 million of the net proceeds to pay the Advisory Agreement termination fee to the Sponsors. During the second quarter of 2010 we used $243.8 million of the net proceeds to repay a portion of our long-term indebtedness including interest. We intend to use the remaining $68.3 million of net proceeds for general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2010

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ THOMAS WROE
(Thomas Wroe) Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY COTE
(Jeffrey Cote) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT HUREAU
(Robert Hureau) Vice President and Chief Accounting Officer (Principal Accounting Officer)