Form 10-K
period 2010-12-31
Sensata Technologies Holding N.V.
filed 2011-01-31
CIK 1477294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34652

SENSATA TECHNOLOGIES HOLDING N.V.

(Exact Name of Registrant as Specified in Its Charter)

THE NETHERLANDS	98-0641254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-879-555
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Corporation Service Company 2711 Centerville Rd., Wilmington, DE 19808	(866) 403-5272
(Name and Address, Including Zip Code, of Agent for Service)	(Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares—nominal value €0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2010 was approximately $581,400,000 based on the New York Stock Exchange closing price for such shares on that date.

As of January 15, 2011, 173,536,196 ordinary shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 9, 2011.

Cautionary Statements Concerning Forward-Looking Statements

In addition to historical facts, this Annual Report, on Form 10-K, including any documents incorporated by reference herein, includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations), or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses;

•	we may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us;

•

our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations;

•	Bain Capital Partners, LLC controls us, and their interests may conflict with your interests; and

•	the other risks set forth in Item 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov. Additional information about us is available at our principal Internet address, www.sensata.com.

PART I

ITEM 1.	BUSINESS

The Company

The reporting company is Sensata Technologies Holding N.V. (“Sensata Technologies Holding”) and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us”. Sensata Technologies Holding is a majority-owned subsidiary of Sensata Investment Company S.C.A. (“SCA”). The share capital of SCA is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI” or “Texas Instruments”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (“2006 Acquisition”). The 2006 Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

Sensata Technologies Holding is incorporated under the laws of the Netherlands, and was purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. Sensata Technologies Holding currently conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

Overview

Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia and the Dominican Republic.

Our sensors are customized devices that translate a physical phenomenon such as force or position into electronic signals that microprocessors or computer-based control systems can act upon. Our controls are customized devices embedded within systems to protect them from excessive heat or current. Underlying these sensors and controls are core technology platforms—thermal and magnetic-hydraulic circuit protection, micro electromechanical systems, ceramic capacitance and monosilicon strain gage—that we leverage across multiple products and applications, enabling us to optimize our research, development and engineering investments and achieve economies of scale.

Our primary products include pressure sensors, force sensors, position sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized and innovative solutions for specific customer requirements, or applications, across the appliance, automotive, heating, ventilation and air-conditioning (“HVAC,”) industrial, aerospace, defense, data/telecom, and other end-markets. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers, (“OEMs,”) and other multi-national companies. Our largest end-customers for each of our segments within each of our principal operating regions of the Americas, Asia Pacific and Europe include, in alphabetical order: A.O. Smith, Askol, BMW, Bosch, Continental, Danfoss, Emerson, Ford, Giatek, GM, Honda, Hyundai-Kia, LG Group, Peugeot, Renault-Nissan, Samsung Electronics, Volkswagen and Whirlpool.

The increasing use of sensors in our targeted applications has enabled us to achieve growth rates for our sensors business in excess of underlying end market demand for many of those applications. For example, according to Strategy Analytics, Inc., the automotive sensor market is expected to grow at a 10.3% compounded annual rate from 2009 to 2014.

We develop products that address increasingly complex engineering requirements by investing substantially in research, development and application engineering. By locating our global engineering team in close proximity to key customers in regional business centers, we are exposed to many development opportunities at an early stage and work closely with our customers to deliver the required solutions. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increases the switching costs once a customer has designed and installed a particular sensor or control into a system.

We are a global business with a diverse revenue mix by geography, customer and end-market and we have significant operations around the world. Our subsidiaries located in the Americas, the Asia Pacific region and Europe generated 42%, 33% and 25%, respectively, of our net revenue for the year ended December 31, 2010. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2010. Our net revenue for the year ended December 31, 2010 was derived from the following end-markets: 21% from European automotive, 18% from Asia and rest of world automotive, 16% from North American automotive, 14% from appliances and HVAC, 13% from industrial, 7% from heavy vehicle off-road and 11% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths

We believe we have a number of competitive strengths that differentiate us from our competitors. These include:

Leading positions in high-growth segments. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, product performance and quality, and competitive cost structure. We have selectively chosen to compete in growing applications and geographies. We believe increased regulation of safety and emissions, a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features are driving sensor growth rates exceeding underlying end market demand in many of our key markets, and will continue to offer us significant growth opportunities.

Innovative, highly engineered products for mission-critical applications. Most of our products are highly engineered, critical components in complex systems that are essential to the proper functioning of the product in which they are integrated. Our products are differentiated by their performance, reliability and level of customization, which are critical factors in customer selection. We leverage our core technology platforms across multiple applications, allowing us to cost-effectively develop products that are customized for each application in which they are incorporated. For example, we used our core pressure sensing technology portfolio to develop a pressure sensor specifically designed for a fire suppression system in a military application. Our global engineering team, many of whom are located close to customers, enables us to identify many opportunities at an early stage and to work closely with customers to efficiently deliver solutions they require.

Long-standing local presence in key emerging markets. We believe that our long-standing local presence in key emerging markets such as China, India and Brazil provides us with significant growth opportunities. Our net revenue from sales in emerging markets grew at a 18% compounded annual growth rate from 2006 to 2010. Our sales into these markets represented approximately 19% of our net revenue for fiscal year 2010. We have been present in China since 1995 and currently have two high-volume manufacturing facilities located in Baoying and Changzhou. As an early market entrant in China, we established a leading position serving multinationals with local manufacturing operations in China. We believe we have developed strong relationships with local customers and suppliers based on our local manufacturing and sales presence, track record of performance and brand portfolio. We believe the Klixon® brand, part of our controls business since 1927, distinguishes us in the motor controls sector where recognition of global corporate brands is limited. We believe the brand has been an important driver of success with larger Chinese companies who are seeking to build their international sales presence. We have built a local engineering and sales team in China to develop localized technology solutions and continue to build our presence with both multinational and local companies.

Collaborative, long-term relationships with diversified customer base. We have long-standing relationships with a diverse base of leading global OEMs and other multi-national companies across the appliance, automotive, HVAC, industrial, aerospace, defense and other end-markets. We have worked with our top 25 customers for an average of 22 years. Our established customer relationships span multiple levels of the organization from executives to engineers. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. We believe that our broad product portfolio and global reach reduce our dependence on any particular market or customer.

High switching costs. The technology-driven, highly customized and integrated nature of our products requires customers to invest heavily in certification and qualification over a one- to three-year period to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. In addition, our products are often relatively low-cost components integrated into mission-critical applications for high-value systems. As a result, many of our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. New suppliers seeking to provide replacement components generally must demonstrate a long track record of reliability, performance and quality control, as well as the scale and resources to support the customer’s product evolution.

Attractive cost structure with scale advantage and low-cost footprint. We believe that our global scale and cost-focused approach have provided us with an attractive cost position within our industry. We currently manufacture approximately 1.1 billion devices per year, with approximately 90% of our production in low-cost countries including China, Mexico, Malaysia and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly customized products at a relatively low-cost as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements and ongoing productivity-enhancing initiatives. Over the past eleven years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the United States, Australia, Canada, Italy, Japan, Korea and the Netherlands to lower-cost countries including China, Mexico, Malaysia, and the Dominican Republic. We continue to increase our use of local suppliers based in these lower-cost locations. The employment of manufacturing best practices and process controls has yielded consistent productivity gains and improvements in operating margins for our business since 2003.

Operating model with high cash generation and significant revenue visibility. We believe our strong customer value proposition and cost structure enable us to generate attractive operating margins and return on capital. Over the last five completed fiscal years, our aggregate capital expenditures represented approximately 3% of our aggregate net revenue. We have a low effective cash tax rate due to amortization of intangible assets resulting from our carve-out from Texas Instruments in the 2006 Acquisition and other tax benefits derived from our operating and capital structure, including tax holidays in China and Malaysia, operations in a Dominican Republic tax-free zone, favorable tax status in Mexico and the Dutch participation exemption, which permits the tax-free movement of funds between Dutch entities and foreign entities within the same corporate group. In addition, we believe that our business provides us with significant visibility into new business opportunities based on product development cycles that are typically more than one year, our ability to win design awards (i.e., new “sockets” for our sensors and controls) in advance of system roll-outs and commercialization, and our lengthy product life cycles. Additionally, customer order cycles typically provide us with visibility into a majority of our expected quarterly revenue at the start of each quarter.

Experienced management team. Our senior management team has significant collective experience both within our business and in working together managing our business. Our CEO, President and COO and other members of our senior management team have been employed by our company and the Predecessor for the majority of their careers. Our current management team oversaw the carve-out of our business from Texas Instruments and the expansion of our business through both organic growth and acquisitions.

Growth Strategy

We intend to enhance our position as a leading provider of customized, innovative sensors and controls on a global basis. The key elements of our growth strategy include:

Continue product innovation and expansion. We believe our solutions help satisfy the world’s need for safety, energy efficiency and a clean environment, as well as address the demand associated with the proliferation of electronic applications in everyday life. We expect to continue to address our customers’ increased demand for sensor and control solutions with our technology and engineering expertise. We leverage our various core technology platforms across many different products and applications to maximize the impact of our research, development and engineering investments and increase economies of scale. We intend to continue to collaborate closely with customers to improve our current line of products incorporated into our customers’ products and to identify and develop new technologies and products that can be incorporated into our customers’ products at an early stage of the development process. In addition, we intend to focus on new applications that will help us secure new business and drive long-term growth. New applications for sensors typically provide an opportunity to define a leading application technology in collaboration with our customers. Our strategy is to target new applications early in the development cycle by leveraging our strong customer relationships, engineering expertise and attractive cost position.

Expand our presence in significant emerging markets. We believe emerging markets such as China, India and Brazil represent substantial, rapidly growing opportunities. A growing middle class and rapid industrialization are creating significant demand for electric motors, consumer conveniences (such as appliances), automobiles and communication infrastructure. Our broad mix of sensor and control applications utilized in a variety of products and end-markets enables us to participate from the early stages of economic growth, typically characterized by rapid adoption of basic household durables, to later stages of economic growth, typically involving more rapid penetration of automobiles and other consumer conveniences into everyday life. We believe our substantial manufacturing presence and capacity in China provides us with a significant opportunity for future growth. We intend to continue investing in local engineering and sales talent across key emerging markets to build our presence with both multinational and local OEMs.

Broaden customer relationships. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing customers and provided us the experience and market exposure to attract new customers. We also believe our global presence and investments in application engineering and support create competitive advantages in serving multinational and local companies. The continued establishment of business centers near our customers’ facilities and continued close collaboration with our customers’ engineering staffs are key components of this strategy.

Extend low-cost advantage. We intend to continue to focus on managing our costs and increasing our productivity. These ongoing efforts have included migrating our manufacturing to low-cost regions, transforming the supply chain to low-cost sourcing and aggressively pursuing ongoing productivity improvements. We will continue to strive to significantly reduce materials and manufacturing costs for key products by focusing on our design-driven cost initiatives. We will also continue to locate our people and processes in the most strategic, cost-effective regions. As we develop new applications, we intend to continue to leverage our core technology platforms to give us economies of scale advantage in manufacturing and in our research, development and engineering investments.

Recruit, retain, and develop talent globally. We intend to continue to recruit, develop and retain a highly educated, technically sophisticated and globally dispersed workforce. Those in senior management roles have broad experience in managing global businesses. Our strategy leadership team has over 165 years of combined experience with our global businesses. Other senior managers bring global experience, subject matter expertise and an outside perspective which has contributed to our success. We will continue to utilize our extensive network for our global recruiting, including university, community and employee referral programs to introduce our brand and values to prospective employees. We will continue to utilize our formal Integrated Talent Management Program to emphasize learning and development activities focusing on each employee’s particular skill set, including their technical and leadership capabilities. We will continue to engage in extensive market-based research to align our compensation and benefits programs with employee performance and to remain competitive with industry benchmarks.

Pursue strategic acquisitions to extend leadership and leverage global platform. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our leadership across global end-markets and applications, realize operational value from our global low-cost footprint, and deliver the right technology solutions for emerging markets. We believe we have a track record of success in acquiring and integrating businesses. Our acquisition of the First Technology Automotive and Special Products (“First Technology Automotive”) business in December 2006 added steering position, twilight sensors, fuel cut-off switches and glass bottle thermal protectors to our portfolio of products. Our acquisition of Airpax Holdings, Inc. (“Airpax”) in July 2007 further strengthened our customer positions in power protection and secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military and mobile power markets. On January 28, 2011, we acquired the Automotive on Board sensors business (“Automotive on Board”) of Honeywell International Inc., in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China. We intend to continue to seek acquisitions that will present attractive risk-adjusted returns and significant value-creation opportunities.

History

We can trace our origins back to businesses that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments from 1959 until April 27, 2006, when STBV, an indirect wholly-owned subsidiary of Sensata Technologies Holding, completed the 2006 Acquisition, which was effected through a number of its subsidiaries that collectively purchased the assets and assumed the liabilities being transferred.

On December 19, 2006, we acquired First Technology Automotive from Honeywell International Inc. for $88.5 million plus fees and expenses. First Technology Automotive designs, develops and manufactures automotive sensors (cabin comfort and safety and stability controls), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. First Technology Automotive’s products are sold to automotive OEMs, Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. We believe that the First Technology Automotive acquisition enhanced existing customer relationships and our motor protector and circuit breaker product offerings.

On March 14, 2007, we acquired SMaL Camera Technologies, Inc. (“SMaL Camera”), the automotive imaging unit of Cypress Semiconductor Corporation, for approximately $11.4 million plus fees and expenses. SMaL Camera provides cameras and camera subsystems to automotive advanced driver assistance systems. We believed that the acquisition of SMaL Camera accelerated the time to market in the Automotive Vision sensing business, and built camera and imager expertise and credibility.

On July 27, 2007, we acquired Airpax for approximately $277.3 million, including fees and expenses. We believe the acquisition of Airpax provided us with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications, and further secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military and mobile power markets. The acquisition also added new products such as power inverters and expanded our customer end-markets to include growing network power applications where customers value high reliability and differentiated performance.

On April 30, 2009, we completed the sale of the automotive vision sensing business, which included the assets and operations of SMaL Camera. Our decision to sell this business was driven by the economic climate, slower than expected demand for these products and the expectation that our OEM customers will internally develop the software associated with this business.

Recent Developments

On January 28, 2011, we completed the acquisition of the Automotive on Board business for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We will refer to the acquired business as Magnetic Speed and Position (“MSP”), which will be integrated into our sensors segment. We acquired this business in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

Sensors Business

Overview

We are a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches and position and force sensors. Our sensors business accounted for approximately 63% of our net revenue for fiscal year 2010. Our sensors are used in a wide variety of applications, including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle off-road applications. We derive most of our sensor revenue from the sale of medium and high-pressure sensors, and we believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which, we believe, helps to protect us against shifts in market share between different OEMs.

Sensors Industry

Sensors are customized devices that translate physical phenomenon into electronic signals for use by microprocessors or computer-based control systems. Based on a report prepared by Global Industry Analysts, we believe that the global sensor industry in 2008 generated sales in excess of $51 billion. The market is characterized by a broad range of products and applications across a diverse set of end-markets. We believe large

OEMs and other multi-national companies are increasingly demanding a global presence to supply sensors on their key global platforms.

Automotive Sensors

Revenue from the global automotive end-market, which includes applications in powertrain, air-conditioning and chassis control is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth prior to 2008, and are expected to increase again as the recent recession continues to subside. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater fuel efficiency and consumer demand for new applications. For example, governments have mandated sensor intensive advanced braking systems in both Europe and the United States. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.

As reported by J.D. Power and Associates, global light vehicle sales saw continuous quarterly expansion from 2002 to 2007. This expansion came to a halt during fiscal year 2008. Global economic conditions translated into lower demand and an overall decline in automotive production by approximately 13% globally in 2009. In the mature markets, the decline was higher; for example, U.S. light vehicle production declined 34% to 5.6 million units in 2009. Western Europe light vehicle production declined 19% to 11.8 million units in 2009. Japan’s light vehicle production declined 31% to 7.6 million units in 2009.

Beginning in the second half of 2009 and into 2010, global light vehicle sales began to expand. According to IHS Automotive, global light vehicle production expanded approximately 23.5% from 2009 to 2010. Over the long-term, many third-party forecasters expect global auto demand to continue expanding based on population growth and increased usage of cars in emerging markets.

Based on a report prepared by Strategy Analytics, Inc., we believe sales of automotive sensors in North America, Europe, Japan, South Korea and China generated approximately $9.0 billion of revenue in 2009 and are expected to grow at a compound annual rate of 10% from 2009 to 2014. The increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers in the increase of global automotive sensors. We believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage.

The automotive sensors market is characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and the OEM or the Tier 1 supplier. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive manufacturers once a sensor is designed-in, and we believe is one of the reasons that sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, our experience has been that OEMs and Tier 1 suppliers tend to work with suppliers that have a long track record of quality and on-time delivery, and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors, giving participants with a presence in this end-market significant scale advantages over those participating only in smaller, more niche industrial and medical markets.

Commercial and Industrial Sensors

Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, engines (for example, generators), heavy vehicle off-road and general industrial products (for example, fire suppression products). We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market—regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the United States, for example, the Environmental Protection Agency (“EPA”) has mandated the use of environmentally-friendly refrigerant in all new HVAC equipment by 2010.

Based on a report prepared by VDC Research Group, we estimate that revenue for the global commercial and industrial pressure sensor markets generated $1.5 billion in revenues in 2008 and is expected to grow at a compound annual rate of 5.9% from 2008 to 2013. In addition, we believe based on that report that growth in commercial and industrial sensors is driven by growth in the underlying end-markets, which generally track the level of GDP, and greater usage of sensors within individual applications.

Sensor Products

We offer the following sensor products:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure Sensors	Air-conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive Heavy Vehicle Off-Road Marine Industrials

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Position Sensors	Transmission Steering	Automotive

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive

The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008
Pressure Sensors	$687,047	$456,116	$553,722
Pressure Switches	98,350	71,946	96,928
Position Sensors	32,954	26,062	39,273
Force Sensors	71,977	57,151	87,654
Other	79,300	73,817	89,809

Total	$969,628	$685,092	$867,386

Controls Business

Overview

We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection products. Our controls business accounted for approximately 37% of our net revenue for fiscal year 2010. We manufacture and market a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electrical HVAC controls, power inverters and precision switches and thermostats. Our controls are sold into industrial, aerospace, military, commercial and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete.

Our controls business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories Standards for Safety, have been written based on the performance and specifications of our controls products. We also have blanket approval from Underwriters’ Laboratories for many of our control products, so that customers can use Klixon® products in the United States interchangeably, but are required to receive certification from Underwriters’ Laboratories for their own products if they decide to incorporate competitive motor protection offerings.

We attribute a substantial portion of our growth in this business to an expanded presence in Asia, particularly China. We are well-positioned to capture additional revenue from our multinational customers as they relocate manufacturing operations to China. We have been working to leverage this market position, with our brand recognition, to develop new relationships with a number of high-growth local Chinese manufacturers. We continue to focus on managing our costs and increasing our productivity in these lower-cost manufacturing regions.

Controls Industry

Controls are customized devices which protect equipment and electrical architecture from excessive heat or current. Our product line encompasses four categories of controls—bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection—each of which serves a highly diversified base of customers, end-markets, applications and geographies.

Bimetal Electromechanical Controls

Bimetal electromechanical controls include motor protectors, motor starters, thermostats and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors and household appliances, commercial and military aircraft. In the developed markets such as the United States, Europe and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above increases in GDP. In the emerging markets, a growing middle class and rapid overall industrialization is creating significant growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure. As an example, the China Countryside Initiative has established higher targets for penetration of household refrigerators and washing machines in rural households that we believe creates significant growth opportunities in China for our controls business.

Thermal and Magnetic-Hydraulic Circuit Breakers

Our circuit breaker portfolio includes customized magnetic-hydraulic circuit breakers and thermal circuit breakers, all of which help prevent damage from electrical or thermal overload. Our magnetic-hydraulic circuit breakers serve a broad spectrum of OEMs and other multi-national companies in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural and alternative energy markets. We provide thermal circuit breakers to the commercial and military aircraft market. Although demand for these products tends to pace the general economic environment, demand in certain end-markets such as electrical protection for network power and critical, high-reliability mobile power applications is projected to exceed the growth of the general economic environment.

Power Inverters

Our power inverters products allow an electronic circuit to convert DC to AC. Power inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power (e.g., any electrical products that plug into a standard electrical outlet). Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development, as well as growing interest in clean energy to replace generators, all of which increase demand for both portable and stationary power. As development slows, the demand for our products in these markets declines. The decline is mitigated by growing requirements to meet new energy efficient standards.

Interconnection

Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. The semiconductor industry experienced a decline throughout 2009 primarily due to high levels of inventory and rapidly changing technologies. However, beginning in 2010, we experienced an increase in demand for our Interconnection products and we believe, based on information from IC Insights, that the semiconductor market will grow at a compound annual rate of approximately 6% from 2010 to 2015.

Controls Products

We offer the following controls products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal Electromechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military Heavy Vehicle Off-Road Marine/Industrial

Thermal and Magnetic-Hydraulic Circuit Breakers	Circuit protection	Commercial Aircraft Data Communications Telecommunications Computer Servers Heavy Vehicle Off-Road Marine/Industrial HVAC Military

Power Inverters	DC/AC motors	Heavy Vehicle Off-Road

Interconnection	Semiconductor testing	Semiconductor Manufacturing

The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008
Bimetal Electromechanical Controls	$379,487	$298,476	$363,826
Thermal and Magnetic-Hydraulic Circuit Breakers	131,234	113,855	142,112
Power Inverters	19,985	14,341	20,641
Interconnection	39,485	23,180	28,398
Other	260	—	292

Total	$570,451	$449,852	$555,269

Technology, Product Development and Intellectual Property

We employ various core technology platforms across many different product families and applications in an effort to maximize the impact of our research, development and engineering investments, to increase economies of scale and to leverage our technology-specific expertise across multiple product platforms. The technologies inherent in our sensors and controls products include bimetal discs, ceramic capacitance, monosilicon strain gage and micro electromechanical systems.

Our global engineering team members work closely with our customers to develop customized highly engineered sensors, controls and other products to satisfy our customers’ needs. Our research, development and engineering investments enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. Our research, development and engineering investments include research and development costs and the costs of all our engineering-related activities, including costs related to customer-specific customization of our products.

We believe that continued focused investment in research, development and engineering activities are critical to our future growth and maintaining our leadership position. Our research, development and engineering efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.

We operate a global network of business centers that allows us to develop new sensing technologies, improve existing technologies and customize our products to the particular needs of our customers. We coordinate our technology research, development and engineering efforts through Centers of Expertise that are designed to maintain a critical mass of intellectual capital in our core technologies and leverage that knowledge in our sensors and controls businesses.

We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensors and controls products and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property in the acquisitions of First Technology Automotive, Airpax and most recently Automotive on Board. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2010, we had approximately 174 U.S. and 163 non-U.S. patents and approximately 14 U.S. and 162 non-U.S. pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

The table below sets forth the number of our current U.S. patents that are scheduled to expire in the referenced periods.

During the years ending December 31,	Number of Patents
2011 – 2015	36
2016 – 2020	61
2021 – 2025	55
2026 – 2029	22

The 36 U.S. patents that will expire between 2011 and 2015 include patents involving pressure sensors, motor controls, semiconductor burn-in-test sockets, thermostats, transmission position switches, temperature sensors, thermal circuit breakers, magnetic-hydraulic circuit breakers and power inverters. Since our core technology platforms, and most of our products, are mature, and our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents, we do not expect that the expiration of these patents will limit our ability to manufacture and sell such products or otherwise have a material adverse effect on our competitive position.

We utilize licensing arrangements with respect to some technology that we use in our sensor products and to a lesser extent, our control products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition that permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach. We also have a material licensing arrangement with Measurement Specialties that enables us to manufacture the sensing elements used in our monosilicon strain gage pressure sensors. The initial term of this license ran until July 1, 2008 and has been subsequently renewed annually. We anticipate that it will continue to be renewed each year or other acceptable arrangements will be available to us with respect to this technology. This license can be terminated by either party in the event of an uncured material breach. This sensing element is a component used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, which accounted for $287.0 million in net revenue for the year ended December 31, 2010. We purchase these sensing elements from Measurement Specialties and also manufacture them internally as a second source of supply pursuant to the license.

Sales and Marketing

We believe that the integration of our sensors and controls products into our customers’ systems, as well as their long sales cycle and high initial investment required in customization and qualification, puts a premium on the ability of sales and marketing professionals to develop strong customer relationships and identify new business opportunities. To that end, our sales and marketing staff consists of an experienced, technically knowledgeable group of professionals with extensive knowledge of the end-markets and key applications for our sensors and controls.

Our sales team works closely with our dedicated research, development and engineering teams to identify products and solutions for both existing and potential customers. Our sales and marketing function within our business is organized into regions—America, Asia Pacific and Europe—but also organizes globally across all geographies according to market segments, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the markets we serve. In addition, in our controls business, we seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Sensata, Klixon®, Airpax® and Dimensions brands, in order to deepen our relationships with existing customers and develop new customers across all end-markets.

Customers

Our customer base in the sensors business includes a wide range of OEMs and Tier 1 suppliers in the automotive, industrial and commercial end-markets. Our customers in the controls business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, datacomm, telecommunications and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers we rely on third-party distributors to sell our sensors and controls products. We have had relationships with our top ten customers for an average of 24 years.

The following table presents the top ten customers by net revenue for fiscal year 2010 for each of the sensors and controls businesses, set forth in alphabetical order:

Sensors	Controls
Caterpillar Chrysler Group Continental Ford Motor Company General Motors Honda Motor Company Peugeot Citroen Renault/Nissan TRW Automotive Volkswagen	A.O. Smith Emerson Electric Flame Enterprises Giatek Corporation LG Group Peerless Electronics Regal Beloit Robert Bosch GmbH Samsung Whirlpool

The following table presents a summary of the percentage of net revenue by selected geographic regions for the last three fiscal years.

	Percentage of Revenue by Geographic Regions
	For the year ended December 31,
	2010	2009	2008
Geographic Region
Americas	42%	45%	47%
Asia Pacific	33	28	28
Europe	25	27	25

Total	100%	100%	100%

Competition

Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation, which are in-house, or captive, providers, and Nagano Keiki Co., Ltd. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric.

Within each of the principal product categories in our controls business, we compete with divisions of large multi-national industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found, in our experience, that certain of the product categories have specific competitive factors. For example, in the thermal circuit breakers, thermostats and switches markets, strength of technology, quality and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by Underwriters’ Laboratories, a U.S.-based organization that issues safety standards for many electrical products used in the United States, and similar organizations outside of the United States, such as Verband der Elektrotechnik, Elektronik und Informationstechnik and TÜV Rheinland in Europe, China Compulsory Certification in China and Canadian Standards Association in Canada.

Our primary competitors in the basic alternating current motor protection market include Asian manufacturers Jiangsu Chengsheng Electric Appliance Company Ltd., ChwenDer Thermostat & Company Ltd., Wanbao Refrigeration Group Guangzhou Appliances Company Ltd., Hangzhou Star Shuaier Electric Appliance Co., Ltd., Ubukata Industries Co., Ltd. and Foshan TongBao Corporation Limited. Our competitors in the thermal circuit breaker, thermostat and switches markets include Cutler Hammer and Crouzet, divisions of Eaton Corporation and Schneider Electric, respectively, in aircraft circuit breakers; Honeywell International Inc. in aircraft switches and thermostats; and Cooper Bussman, a division of Cooper Electric, in heavy and off-road thermal circuit breakers. Our competitors in magnetic-hydraulic circuit breaker markets include Carling Technologies, Circuit Breaker Industries, the Heinemann brand of Eaton Corporation and a growing number of smaller competitors primarily in Asia.

Employees

As of December 31, 2010, we had approximately 10,500 employees, approximately 9% of whom are located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2010, we had approximately 1,300 contract workers on a worldwide basis. We believe that our relations with our employees are good.

Environmental Matters and Governmental Regulation

Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations other than as set forth below. As of December 31, 2010, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings and competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2011.

In 2001, Texas Instruments Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. Texas Instruments Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to Texas Instruments Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by Texas Instruments. Texas Instruments is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with Texas Instruments in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2010.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of one of our U.S. operating subsidiaries acquired through our acquisition of the First Technology Automotive business, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an environmental agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

Our products are governed by material content restrictions and reporting requirements, examples of which include the European Union regulations such as REACH, RoHS, ELV, etc., and similar regulations in other countries. Numerous customers, across all business sectors, are requiring us to provide declarations of compliance or, in some cases, full material content disclosure as a requirement of doing business with them.

We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation (“ITAR”). These products represent an immaterial portion of our net revenue and we have not exported an ITAR-controlled product. However, if in the future we decided to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user and national security and foreign policy. The length of time involved in the licensing process varies, but is currently less than three weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.

ITEM 1A.	RISK FACTORS

Continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses.

Our products are sold to automobile manufacturers and manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, lighting, aerospace, telecommunications, power supply and generation and industrial markets, among others. These are global industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. These factors, in turn, affect overall demand and prices for our products sold to these industries. Changes in the industries in which we operate may be more detrimental to us in comparison to our competitors due to our significant levels of debt. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

Continued pricing and other pressures from our customers may adversely affect our business.

Many of our customers, including automotive manufacturers and other industrial and commercial OEMs, have policies of seeking price reductions each year. Recently, many of the industries in which our products are sold have suffered from unfavorable pricing pressures in North America and Europe, which in turn has led manufacturers to seek price reductions from their suppliers. Our significant reliance on these industries subjects us to these and other similar pressures. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly domestic automotive manufacturers, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable to us.

Conditions in the automotive industry have had, and may have in the future, adverse effects on our results of operations.

Much of our business depends on and is directly affected by the global automobile industry. Sales to customers in the automotive industry accounted for approximately 55% of our total net revenue for fiscal year 2010. Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightened credit markets. Globally, many automakers and their suppliers are still recovering from financial distress experienced in recent years. Adverse developments like those we have seen in recent years in the automotive industry, including but not limited to declines in demand, customer bankruptcies and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. During 2008 and 2009, we completed certain reductions in force at a number of our sites in order to align our business operations with current and projected economic conditions. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

If we fail to maintain our existing relationships with our customers, our exposure to industry and customer-specific demand fluctuations could increase and our revenue may decline as a result.

Our customers consist of a diverse base of OEMs across the automotive, HVAC, appliance, industrial, aerospace, defense and other end-markets in various geographic locations throughout the world. In the event that we fail to maintain our relationships with our existing customers and such failure increases our dependence on particular markets or customers, then our revenue would be exposed to greater industry and customer-specific demand fluctuations, and could decline as a result.

We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses.

Our subsidiaries outside of the Americas generated approximately 58% of our net revenue for fiscal year 2010, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings.

A significant portion of our revenue, expenses, receivables and payables are denominated in currencies other than U.S. dollars. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation gain/(loss) and other, net. During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Conversely, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables, exposure to possible expropriation or other government actions, unsettled political conditions and possible terrorist attacks against American interests. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations.

Our businesses operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low-cost, particularly in markets where low-cost country-based suppliers, primarily China with respect to the controls business, have entered our markets or increased their sales in our markets by delivering products at low-cost to local OEMs. Some of our competitors have greater sales, assets and financial resources than we do. In addition, many of our competitors in the automotive sensors market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for many of the products we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Certain of our customers currently have, or may develop in the future, the capability of internally producing the products we sell to them and may compete with us with respect to those and other products with respect to other customers. For example, Robert Bosch Gmbh, who is one of our largest customers with respect to our control products, also competes with us with respect to certain of our sensors products. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.

We may not be able to keep up with rapid technological and other competitive changes affecting our industry.

The sensors and controls markets are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. Changes in competitive technologies may render certain of our products less attractive or obsolete, and if we cannot anticipate changes in technology and develop and introduce new and enhanced products on a timely basis, our ability to remain competitive may be negatively impacted. The success of new products depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change, which result in unpredictable product transitions, shortened lifecycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products to market.

As part of our ongoing cost containment program designed to align our operations with economic conditions, we have had to make, and may have to make again in the future, adjustments to both the scope and breadth of our overall research and development (“R&D”) program. Such actions may result in choices that could adversely affect our ability to either take advantage of emerging trends or to develop new technologies or make sufficient advancements to existing technologies.

We may not be able to timely and efficiently increase our production capacity in order to meet future growth in the demand for our products.

A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. While we believe that suitable additional or substitute facilities will be available as required, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially. We are currently expanding our manufacturing capacity in our Baoying and Changzhou facilities to mitigate this risk.

We may not be able to protect our intellectual property, including our proprietary technology and the Sensata, Klixon®, Airpax® and Dimensions brands.

Our success depends to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. We have sought and may continue from time to time to seek to protect our intellectual property rights through litigation. These efforts might be unsuccessful in protecting such rights and may adversely affect our financial performance and distract our management. We also cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. It is also possible that third parties may have or acquire licenses for other technology or designs that we may use or wish to use, so that we may need to acquire licenses to, or contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other proprietary information, as well as brand names such as the Sensata, Klixon®, Airpax® and Dimensions brands under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

We may be subject to claims that our products or processes infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes or prevent us from selling our products.

Third parties may claim that our processes and products infringe on their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages and could be prevented from selling some or all of our products. We may also be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially reengineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer or rename our products successfully. If we are prevented from selling some or all of our products, our sales could be materially adversely affected.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in the manufacture of our products, including silver, gold, nickel, aluminum and copper, which may experience significant volatility in their prices. We generally purchase raw materials at spot prices. We first entered into hedge arrangements in 2007 and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in death, bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty and recall claims could be material.

We may not be successful in recovering damages, including those associated with product liability, warranty and recall claims, from Texas Instruments under the terms of the Acquisition Agreement.

Texas Instruments has agreed in the 2006 Acquisition to indemnify us for certain claims and litigation. Texas Instruments is not required to indemnify us for these claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, Texas Instruments is obligated to indemnify us for amounts in excess of the $30.0 million threshold. Texas Instruments’ indemnification obligation is capped at $300.0 million. Based on claims to date, we believe that the aggregate amount of damages from these claims will ultimately exceed $30.0 million. There can be no assurance that we will be successful in recovering amounts from Texas Instruments.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

As of December 31, 2010, we had $1,889.7 million of outstanding indebtedness, including $1,412.0 million of indebtedness under our multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P. as joint lead arrangers (the “Senior Secured Credit Facility”) (excluding availability under our revolving credit facility and outstanding letters of credit); $436.2 million of outstanding 8% senior notes issued under an indenture dated as of April 27, 2006 (the “Senior Notes”) and 9% and 11.25% senior subordinated notes issued under an indenture dated as of April 27, 2006 (the “Senior Subordinated Notes”); and $41.5 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	restrict us from making strategic acquisitions;

•

limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities, thereby placing us at a competitive disadvantage if our competitors are not as highly-leveraged;

•	increase our vulnerability to general adverse economic and industry conditions; or

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios or are not able to refinance our indebtedness as it comes due, thereby reducing the availability of our cash flow for other purposes.

In addition, our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes permit us to incur substantial additional indebtedness in the future. As of December 31, 2010, we had $143.1 million available to us for additional borrowing under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

Labor disruptions or increased labor costs could adversely affect our business.

As of December 31, 2010, we had approximately 10,500 employees, of whom approximately 9% were located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers. For certain raw materials or components, however, we are dependent on sole source suppliers. We generally obtain these raw materials and components through individual purchase orders executed on an as needed basis rather than pursuant to long-term supply agreements. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of the production. We may not be able to make arrangements for transition supply and qualifying replacement suppliers in both a cost-effective and timely manner. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements,” for additional information.

Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition which affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

Non-performance by our suppliers may adversely affect our operations.

Because we purchase various types of raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers.

Our efforts to protect against and to minimize these risks may not always be effective. We may occasionally seek to engage new suppliers with which we have little or no experience. For example, we do not have a prior relationship with all of the suppliers that we are qualifying for the supply of contacts. The use of new suppliers can pose technical, quality and other risks.

We depend on third parties for certain transportation, warehousing and logistics services.

We rely primarily on third parties for transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, requiring sophisticated warehousing, logistics and other resources. If any of the countries from which we transport products were to suffer delays in exporting manufactured goods, or if any of our third-party transportation providers were to fail to deliver the goods we manufacture in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of our raw materials could not be delivered to us in a timely manner, we may be unable to manufacture our products in response to customer demand.

A material disruption at one of our manufacturing facilities could harm our financial condition and operating results.

If one of our manufacturing facilities were to be shut down unexpectedly, or certain of our manufacturing operations within an otherwise operational facility were to cease production unexpectedly, our revenue and profit margins would be adversely affected. Such a disruption could be caused by a number of different events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	fires, floods, earthquakes or other catastrophes;

•	potential unrest or terrorist activity;

•	labor difficulties; or

•	other operational problems.

In addition, approximately 96% of our products are manufactured at facilities located outside the United States. Serving a global customer base requires that we place more production in emerging markets, such as China, Mexico and Malaysia, to capitalize on market opportunities and maintain our low-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.

We may not realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders or for which we are currently engaged in development.

Our ability to generate revenue from products subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. In some cases we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the originally contracted amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or “Section 404,” may be costly with no assurance of maintaining effective internal controls over financial reporting.

We will likely experience significant operating expenses in connection with maintaining our internal control environment and Section 404 compliance activities. In addition, if we are unable to efficiently maintain effective internal controls over financial reporting, our operations may suffer and we may be unable to obtain an attestation on internal controls from our independent registered public accounting firm when required under the Sarbanes-Oxley Act of 2002. Recent cost reduction actions, including the loss of experienced finance and administrative personnel, may adversely effect our ability to maintain effective internal controls. This, in turn, could have a materially adverse impact on trading prices for our securities and adversely affect our ability to access the capital markets.

Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.

We must comply with the United States Export Administration Regulations, ITAR and the sanctions, regulations and embargoes administered by the Office of Foreign Assets Control. Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

We may be adversely affected by environmental, safety and governmental regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in complete compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and may be required in the future to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and settle these claims will not be material.

Changes in existing environmental and/or safety laws, regulations and programs could reduce demand for environmental and safety-related products, which could cause our revenue to decline.

A significant amount of our business is generated either directly or indirectly as a result of existing U.S. federal and state laws, regulations and programs related to environmental protection, fuel economy and energy efficiency, and safety regulation. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental and safety products which may have a material adverse effect on our revenue.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Many of the countries in which we operate have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition and reputation.

During the second half of 2010, we conducted an internal investigation under the direction of the audit committee of our board of directors to determine whether any laws, including the FCPA, may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved are immaterial. We discontinued the specific business relationship and did not identify any other suspect transactions in our investigation. We contacted the United States Department of Justice and the Securities and Exchange Commission to begin the process of making a voluntary disclosure of the possible violations, investigation, and initial findings. We will continue to cooperate fully with their review; however, the outcome of such review is unknown. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with our voluntary disclosure of possible FCPA violations. Any such penalties or sanctions may have a negative effect on our results of operations, financial condition and reputation.

Integration of acquired companies and any future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. On January 28, 2011, we closed on the acquisition of the Automotive on Board business, which we will refer to as MSP. The Automotive on Board business was expected to generate approximately $130 million of revenue in 2010; however, there can be no assurance that MSP will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities, including MSP and those which may occur in the future, entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.

Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, obtaining access to financing markets and increasing the amount of debt service. If conditions in the credit markets remain tight, the availability of debt to finance future acquisitions will be restricted and our ability to make future acquisitions will be limited.

We may also seek to restructure our business in the future by disposing of certain of our assets. There can be no assurance that any restructuring of our business will not adversely affect our financial position, leverage or results of operations. In addition, any significant restructuring of our business will require significant managerial attention which may be diverted from our operations and may require us to accept non-cash consideration for any sale of our assets, the market value of which may fluctuate.

We may not realize all of the anticipated operating synergies and cost savings from acquisitions, and we may experience difficulties in integrating these businesses, which may adversely affect our financial performance.

There can be no assurance that we will realize all of the anticipated operating synergies and cost savings from our acquisitions. We anticipate that we will achieve synergies from MSP over 18 to 24 months following the closing. However, there can be no assurance that any of the anticipated synergies will be achieved or that they will be achieved in our estimated time frame. We may not be able to successfully integrate and streamline overlapping functions from this transaction or future acquisitions, and integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.

Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us.

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations or financial condition.

We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing methodology is based on economic studies. The price charged for products, services and financing among our companies could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

Tax laws are subject to change in the various countries in which we operate. Such future changes could be unfavorable and result in an increased tax burden to us.

We have significant unfunded benefit obligations with respect to our defined benefit and other post-retirement benefit plans.

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans. As of December 31, 2010, we had recognized a net accrued benefit liability of approximately $43.9 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.

We have previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of our plans and affect the level and timing of required contributions in 2011 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce our profitability. We fund certain of our benefit obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. As a result, we are subject to increased cash outlays and costs due to, among other factors, rising healthcare costs. Increases in the expected cost of health care beyond current assumptions could increase actuarially determined liabilities and related expenses along with future cash outlays. Our assumptions used to calculate pension and healthcare obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While our management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our pension and healthcare obligations and future expense.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments which would reduce our earnings.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets totaled approximately $2.3 billion as of December 31, 2010, or 66% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.5 billion as of December 31, 2010, or 45% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. During fiscal years 2009 and 2008, we recorded impairment charges on goodwill and other intangible assets associated with our Interconnection reporting unit totaling $19.9 million and $13.2 million, respectively. No impairment charges were required during fiscal year 2010. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize additional goodwill or other intangible asset impairment.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness, including our existing Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs, including capital expenditure requirements.

We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. If we complete additional acquisitions, our debt service requirements could also increase. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Our failure to comply with the covenants contained in our credit arrangements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The Senior Secured Credit Facility requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Senior Secured Credit Facility), a minimum ratio of Adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes require us to comply with various operational and other covenants. For purposes of the Senior Secured Credit Facility, Adjusted EBITDA is calculated using various add-backs to EBITDA. During the fourth quarter of fiscal year 2010, the leverage and coverage ratios tightened from levels in 2009 to a maximum leverage ratio covenant of 7.00 to 1 and a minimum interest coverage ratio covenant of 1.60 to 1. These ratios will remain at these amounts for the remaining term of the Senior Secured Credit Facility.

Based on December 31, 2010 indebtedness (as defined in the Senior Secured Credit Facility) of $1,503.6 million, STBV’s minimum “last twelve months” Adjusted EBITDA to maintain compliance with the maximum leverage ratio covenant is $214.8 million. Based on December 31, 2010 last twelve months interest expense (as defined in the Senior Secured Credit Facility) of $96.0 million, STBV’s minimum last twelve months Adjusted EBITDA to maintain compliance with the minimum interest coverage ratio requirement is $153.6 million. STBV’s last twelve months Adjusted EBITDA as of December 31, 2010 was $462.2 million.

Sufficiently adverse financial performance, including the failure to achieve our financial forecasts, could result in default. Additionally, creditors may challenge the nature of our add-backs to EBITDA, possibly increasing the risk of default. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to become due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under the Senior Secured Credit Facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under the Senior Secured Credit Facility and prevent us from making payments on the Senior Notes and Senior Subordinated Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.

In the future, we may not secure financing necessary to operate and grow our business or to exploit opportunities.

Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets in which we participate. We may need to raise additional funds to support expansion, develop new or enhanced products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of debt would result in increased expenses and could include covenants that would further restrict our operations. If the credit markets remain tight, we may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

We have reported significant net losses for fiscal 2007, 2008, and 2009 and may not sustain recently achieved profitability in the foreseeable future.

We incurred a significant amount of indebtedness in connection with the 2006 Acquisition and the subsequent acquisitions of First Technology Automotive and Airpax and, as a result, our interest expense has been substantial for periods following the 2006 Acquisition. Due, in part, to this significant interest expense and the amortization of intangible assets also related to these acquisitions, we have reported net losses of $27.7 million, $134.5 million and $252.5 million, for fiscal years 2009, 2008 and 2007, respectively. For fiscal year 2010, we reported net income of $130.1 million. We repaid approximately $321.7 million in principal of our indebtedness in March and April 2010 with proceeds from our initial public offering (“IPO”). However, we continue to have a significant amount of indebtedness. Due to the significant interest expense associated with the remaining indebtedness and the continued amortization of intangible assets, we cannot assure you that we will sustain recently achieved profitability in the foreseeable future.

We are a Netherlands public limited liability company and it may be difficult for shareholders to obtain or enforce judgments against us in the United States.

We are incorporated under the laws of the Netherlands, and a substantial portion of our assets are located outside of the United States. As a result, although we have appointed an agent for service of process in the U.S., it may be difficult or impossible for United States investors to effect service of process within the United States upon us or to realize in the United States on any judgment against us including for civil liabilities under the United States securities laws. Therefore, any judgment obtained in any United States federal or state court against us may have to be enforced in the courts of the Netherlands, or such other foreign jurisdiction, as applicable. Because there is no treaty or other applicable convention between the United States and the Netherlands with respect to legal judgments, a judgment rendered by any United States federal or state court will not be enforced by the courts of the Netherlands unless the underlying claim is relitigated before a Dutch court. Under current practice, however, a Dutch court will generally grant the same judgment without a review of the merits of the underlying claim (i) if that judgment resulted from legal proceedings compatible with Dutch notions of due process, (ii) if that judgment does not contravene public policy of the Netherlands and (iii) if the jurisdiction of the United States federal or state court has been based on internationally accepted principles of private international law.

To date, we are aware of only one case in which a Dutch court has considered whether such a foreign judgment would be enforced in the Netherlands. In that case, a U.S. court entered a default judgment against the defendant, a Netherlands resident, in a lawsuit involving a breach of contract claim. The defendant sought to relitigate the claim in the Netherlands. The Dutch lower court ruled that the criteria discussed above were satisfied with respect to the U.S. judgment, as a result of which the Dutch court granted the same judgment without a review of the merits of the underlying claim.

Investors should not assume, however, that the courts of the Netherlands, or such other foreign jurisdiction, would enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the United States securities laws or that such courts would enforce, in original actions, liabilities against us predicated solely upon such laws.

Shareholders’ rights and responsibilities are governed by Dutch law and differ in some respects from the rights and responsibilities of shareholders under U.S. law, and shareholder rights under Dutch law may not be as clearly established as shareholder rights are established under the laws of some U.S. jurisdictions.

Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our board of directors under Dutch law may not be as clearly established as under the laws of some U.S. jurisdictions. In the performance of its duties, our board of directors is required by Dutch law to consider the interests of our company, our shareholders, our employees and other stakeholders in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, the interests of our shareholders. It is anticipated that all of our shareholder meetings will take place in the Netherlands.

In addition, the rights of holders of ordinary shares and many of the rights of shareholders as they relate to, for example, the exercise of shareholder rights, are governed by Dutch law and our articles of association and differ from the rights of shareholders under U.S. law. For example, Dutch law does not grant appraisal rights to a company’s shareholders who wish to challenge the consideration to be paid upon a merger or consolidation of the company.

The provisions of Dutch corporate law and our articles of association have the effect of concentrating control over certain corporate decisions and transactions in the hands of our board of directors. As a result, holders of our shares may have more difficulty in protecting their interests in the face of actions by members of our board of directors than if we were incorporated in the United States.

We are a “controlled company” within the meaning of the New York Stock Exchange listing rules and, as a result, we qualify for, and rely on, applicable exemptions from certain corporate governance requirements.

We are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by a group is a “controlled company” and may elect not to comply with certain corporate governance requirements of such exchange, including the requirement that a majority of the board of directors consist of independent directors. Our principal shareholder, SCA owns approximately 64.7% of our outstanding ordinary shares. We will continue to rely on this exemption to the extent it is applicable, and therefore we may not have a majority of independent directors, nor will our nominating and governance or compensation committees consist entirely of independent directors. Accordingly, shareholders may not have the same protections afforded to stockholders of companies that are not deemed “controlled companies.”

There may not be an active, liquid trading market for our ordinary shares, and our shareholders may not be able to resell their shares at or above the price at which they purchase them.

The IPO of our ordinary shares was completed in March 2010 at a price of $18.00 per share and a secondary public offering was completed in November 2010 at a price of $24.10 per share. There has been a public market for our ordinary shares for only a relatively short period of time. An active, liquid and orderly market for our ordinary shares may not be sustained, which could depress the trading price of our ordinary shares. An inactive market may also impair a shareholder’s ability to sell any of our ordinary shares that he or she purchases. In addition, the market price of our ordinary shares may fluctuate significantly and may be adversely affected by broad market and industry factors, regardless of our actual operating performance.

Our principal shareholder continues to have control over us which could limit our other shareholders’ ability to influence the outcome of key transactions, including a change of control.

Our principal shareholder, SCA owns approximately 64.7% of our outstanding ordinary shares. This entity is indirectly controlled by investment funds advised or managed by the principals of Bain Capital and, pursuant to agreements among all of its existing shareholders, Bain Capital has the right to appoint all of its directors. As a result, this shareholder would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from our other shareholders and may vote in a way with which our other shareholders disagree and which may be adverse to their interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their ordinary shares as part of our sale and might ultimately affect the market price of our ordinary shares.

Future sales of our ordinary shares in the public market could cause our share price to fall.

If our existing majority shareholders sell substantial amounts of our ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. The perception in the public market that our existing shareholders might sell shares could also depress the market price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy 10 principal manufacturing facilities and business centers totaling approximately 2,291,000 square feet, with the majority devoted to research, development and engineering, manufacturing and assembly. Of our principal facilities, approximately 1,436,000 square feet are owned and approximately 855,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current operational requirements. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The table below lists the location of our principal executive and operating facilities. Substantially all of our owned properties and equipment are subject to a lien under the Senior Secured Credit Facility. Refer to Note 7 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on the Senior Secured Credit Facility.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	444,000
Almelo, Netherlands	Sensors and Controls	Owned	188,000
Oyama, Japan	Sensors and Controls	Owned	74,000
Jincheon, South Korea	Controls	Owned	133,000
Baoying, China	Controls	Owned	440,000
Changzhou, China	Sensors and Controls	Leased	252,000
Subang Jaya, Malaysia	Sensors	Leased	108,000
Haina, Dominican Republic	Sensors and Controls	Leased	62,000
Cambridge, Maryland	Controls	Owned	157,000

Leases covering our currently occupied leased facilities expire at varying dates, generally within the next ten years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased facilities with equivalent facilities. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required, however, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially. We are currently expanding our manufacturing capacity in our Baoying and Changzhou facilities to mitigate this risk.

ITEM 3.	LEGAL PROCEEDINGS

We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreement with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. Information on other legal proceedings is included in Note 13 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Whirlpool Recall Litigation: We are involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool, in conjunction with the Consumer Product Safety Commission, announced voluntary recalls of approximately 1.8 million refrigerators.

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, Sensata Technologies, Inc. (“STI”). The lawsuit was filed in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. The complaint asserts, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification and deceptive trade practices. It seeks an unspecified amount of compensatory and exemplary damages. While unspecified, we believe that Whirlpool is claiming amounts in excess of $100 million. We, along with TI, have answered the complaint and denied liability.

We, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” We assert, among other things, that Embraco was responsible for testing the compatibility of the control product with its compressors, and that we have become exposed to litigation because of Embraco’s actions and inactions. We believe that Embraco is now a wholly-owned subsidiary of Whirlpool SA.

Discovery on all claims and cross-claims is ongoing, and the court has reserved time in October 2011 for a possible trial.

In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both parties. Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of December 31, 2010, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, in which case TI will reimburse us for amounts incurred in excess of the $30.0 million threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs and/or damages from the Whirlpool litigation and other claims and litigation matters subject to the indemnification will ultimately exceed $30.0 million.

We are also involved in a related, but separate proceeding with TI’s insurer, American Alternative Insurance (“American Alternative”). On June 3, 2009, TI filed a lawsuit against American Alternative seeking reimbursement for our defense costs in the Whirlpool litigation and certain other third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claims against STI alleging that STI assumed liability for the Whirlpool matters under the Acquisition Agreement. On that basis, American Alternative has asserted that STI owes them any amounts that they may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. During the second quarter of 2010, TI informed us that they have reached a settlement with American Alternative in this matter. As of December 31, 2010, we have not recorded a reserve for this matter.

The Internal Revenue Code requires that companies disclose in their Form 10-K whether they have been required to pay penalties to the Internal Revenue Service (“IRS”) for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “ST” since March 11, 2010. Prior to that time, there was no public market for our ordinary shares. The following table sets forth the high and low intraday sales prices per share of our ordinary shares, as reported by the NYSE, for the periods indicated.

	Price Range
	High	Low
2010
Quarter ended March 31, 2010(1)	$19.00	$17.12
Quarter ended June 30, 2010	$21.12	$15.30
Quarter ended September 30, 2010	$20.12	$15.25
Quarter ended December 31, 2010	$31.05	$19.43

(1)	Our ordinary shares began trading on March 11, 2010.

Performance Graph

The following graph compares the cumulative return of our ordinary shares since we began trading on the NYSE on March 11, 2010, to the total returns since that date on the Standard & Poor’s 500 Stock Index and the S&P 500 Industrial Index.

The graph assumes that the value of the investment in our ordinary shares and each index was $100 on March 11, 2010.

	Cumulative Value of $100 Investment from March 11, 2010
	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Sensata	$97.08	$108.11	$89.89	$86.43	$87.57	$91.19	$106.81	$125.14	$150.27	$162.76
S&P 500	$101.72	$103.33	$95.08	$90.10	$96.41	$92.06	$100.28	$104.09	$104.11	$111.06
S&P 500 Industrial	$104.30	$108.63	$98.28	$91.46	$100.93	$93.85	$104.54	$107.31	$111.06	$116.89

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The share price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

Stockholders

As of January 31, 2011, there were 15 holders of record of our ordinary shares.

Dividends

We have never declared or paid any dividends on our ordinary shares, and we do not plan to declare any such dividends in the foreseeable future. Because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our wholly-owned subsidiary, STBV, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with IFRS. We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. Subject to these limitations, the payment of cash dividends in the future, if any, will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our shareholders and board of directors. Refer to Note 7 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on our dividend restrictions.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2010, 2009, and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the year ended December 31, 2007, the period from April 27, 2006 (inception) to December 31, 2006, the selected combined statement of operations and other financial data for the period from January 1, 2006 to April 26, 2006, and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from audited consolidated and combined financial statements not included in this Annual Report on Form 10-K.

The information included in this five-year financial summary has been reclassified to conform to current period presentation.

You should read the following information in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Sensata Technologies Holding N.V. (consolidated)					Predecessor (combined)
	For the year ended December 31,				For the period April 27 (inception) to December 31, 2006	For the period January 1 to April 26, 2006
(Amounts in thousands, except per share data)	2010	2009	2008	2007
Statement of Operations Data:
Net revenue	$1,540,079	$1,134,944	$1,422,655	$1,403,254	$798,507	$375,600
Operating costs and expenses:
Cost of revenue	948,070	742,080	951,763	944,765	536,485	253,028
Research and development	24,664	16,796	38,256	33,891	19,742	8,635
Selling, general and administrative(a)	194,623	126,952	166,625	166,065	94,755	38,674
Amortization of intangible assets and capitalized software	144,514	153,081	148,762	131,064	82,740	1,078
Impairment of goodwill and intangible assets	—	19,867	13,173	—	—	—
Restructuring	(138)	18,086	24,124	5,166	—	2,456

Total operating costs and expenses	1,311,733	1,076,862	1,342,703	1,280,951	733,722	303,871

Profit from operations	228,346	58,082	79,952	122,303	64,785	71,729
Interest expense	(106,400)	(150,589)	(197,840)	(191,161)	(165,160)	(511)
Interest income	1,020	573	1,503	2,574	1,567	—
Currency translation gain/(loss) and other, net(b)	45,388	107,695	55,467	(105,449)	(63,633)	115

Income/(loss) from continuing operations before income taxes	168,354	15,761	(60,918)	(171,733)	(162,441)	71,333
Provision for income taxes	38,304	43,047	53,531	62,504	48,560	25,796

Income/(loss) from continuing operations	130,050	(27,286)	(114,449)	(234,237)	(211,001)	45,537
Loss from discontinued operations	—	(395)	(20,082)	(18,260)	(1,309)	(167)

Net income/(loss)	$130,050	$(27,681)	$(134,531)	$(252,497)	$(212,310)	$45,370

Net income/(loss) per share—basic:
Continuing operations	$0.78	$(0.19)	$(0.79)	$(1.62)	$(2.73)	NA
Discontinued operations	—	(0.00)	(0.14)	(0.13)	(0.02)	NA

Net income/(loss) per share—basic	$0.78	$(0.19)	$(0.93)	$(1.75)	$(2.75)	NA

Net income/(loss) per share—diluted:
Continuing operations	$0.75	$(0.19)	$(0.79)	$(1.62)	$(2.73)	NA
Discontinued operations	—	(0.00)	(0.14)	(0.13)	(0.02)	NA

Net income/(loss) per share—diluted	$0.75	$(0.19)	$(0.93)	$(1.75)	$(2.75)	NA

Weighted–average ordinary shares outstanding—basic	166,278	144,057	144,066	144,054	77,276	NA
Weighted-average ordinary shares outstanding—diluted	172,946	144,057	144,066	144,054	77,276	NA

Other Financial Data:
Net cash provided by/(used in):
Operating activities	$300,046	$187,577	$47,481	$155,278	$129,923	$40,599
Investing activities	(52,548)	(15,077)	(38,713)	(355,710)	(3,142,543)	(16,705)
Financing activities	97,696	(101,748)	8,891	175,736	3,097,373	(23,894)
Capital expenditures	52,912	14,959	40,963	66,701	29,630	16,705

	2010	2009	2008	2007	2006
Balance Sheet Data (as of December 31)
Cash and cash equivalents	$493,662	$148,468	$77,716	$60,057	$84,753
Working capital(c)	609,887	245,445	15,663	161,418	221,486
Total assets	3,387,997	3,166,870	3,303,381	3,555,508	3,372,292
Total debt, including capital lease and other financing obligations	1,889,693	2,300,826	2,511,187	2,562,480	2,272,633
Total shareholders’ equity	1,007,781	387,158	405,332	566,310	824,609

(a)	For fiscal year 2010, selling, general and administrative expense includes $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and the related modification thereof, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. Refer to Note 10, “Share-Based Payment Plans” and Note 12, “Related Party Transactions” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.
(b)	Currency translation gain/(loss) and other, net for the years ended December 31, 2010, 2009 and 2008 includes (losses) / gains of $(23.5) million, $120.1 million and $15.0 million, respectively, recognized on repurchases of Senior Notes and Senior Subordinated Notes, as well as currency translation gains/(losses) associated with the Euro-denominated debt of $72.8 million, $(13.6) million and $53.2 million, respectively. Currency translation gain/(loss) and other, net for the year ended December 31, 2007 primarily includes currency translation loss associated with the Euro-denominated debt of $(111.9) million. Currency translation gain/(loss) and other, net in the period from April 27, 2006 (inception) to December 31, 2006 primarily includes currency translation loss associated with Euro-denominated debt and the Deferred Payment Certificates (“DPCs”) of $(65.5) million.
(c)	We define working capital as current assets less current liabilities. Working capital amounts for 2006 through 2009 have not been recast to include assets designated as held for sale during 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read the following discussion in conjunction with Item 6, “Selected Financial Data,” and our audited consolidated financial statements and the accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia and the Dominican Republic.

History

We have a history of innovation dating back to our origins. We operated as a part of Texas Instruments from 1959 until we were acquired as a result of the 2006 Acquisition. Since then, we have expanded our operations in part through the acquisitions of the First Technology Automotive and Special Products (“First Technology Automotive”) business in December 2006 and Airpax Holdings, Inc. (“Airpax”) in July 2007.

Prior to our IPO in March 2010, we were a direct, 99% owned subsidiary of Sensata Investment Company S.C.A. (“SCA”), a Luxembourg company, which is owned by investment funds or vehicles advised or managed by Bain Capital Partners, LLC (“Bain Capital”), its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management. As of December 31, 2010, SCA owns 64.7% of our outstanding ordinary shares.

We conduct our operations through subsidiary companies, which operate business and product development centers in the United States, the Netherlands and Japan and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic and the United States. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1916.

Recent Developments

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. (“Automotive on Board”) for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We will refer to this acquisition as “Magnetic Speed and

Position” (“MSP”), which will be integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, the Czech Republic and China. This acquisition was structured as a purchase of assets for the operations in the U.S., South Korea and the Czech Republic, and as a purchase of 100% of the outstanding shares of an entity in the Czech Republic and 90% of the outstanding shares of a joint venture in China. We entered into an Equity Transfer Agreement with the owner of the remaining 10% equity interest in the joint venture in China. We expect to own 100% of the joint venture by the end of the first quarter of 2011. Consideration for the purchase of the remaining 10% equity interest in the China joint venture is included in the $140 million purchase price.

We incurred approximately $3.2 million of costs during 2010 related to this transaction, which were included within selling, general and administrative (“SG&A”) expense in our consolidated statements of operations.

Selected Segment Information

We manage our sensors and controls businesses separately and report their results of operations as two segments for accounting purposes. Set forth below is selected information for each of these business segments for each of the periods presented. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

The following table presents net revenue by segment and segment operating income for the following periods:

	For the year ended December 31,
	2010	2009	2008
(Amounts in millions)
Net revenue
Sensors segment	$969.6	$685.1	$867.4
Controls segment	570.5	449.9	555.3

Total	$1,540.1	$1,134.9	$1,422.7

Segment operating income
Sensors segment	$327.1	$201.3	$221.9
Controls segment	193.3	133.9	136.5

Total	$520.4	$335.2	$358.3

The following table presents net revenue by segment as a percentage of total net revenue and segment operating income as a percentage of segment net revenue for the following periods:

	For the year ended December 31,
	2010	2009	2008
Net revenue
Sensors segment	63.0%	60.4%	61.0%
Controls segment	37.0	39.6	39.0

Total	100.0%	100.0%	100.0%

Segment operating income
Sensors segment	33.7%	29.4%	25.6%
Controls segment	33.9%	29.8%	24.6%

For a reconciliation of total segment operating income to profit from operations, refer to Note 18 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Factors Affecting Our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those components.

Net revenue

We generate revenue from the sale of sensors and controls products across all major geographic areas. Our net revenue from product sales includes total sales less estimates of returns for product quality reasons and for price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives.

Because we sell our products to end-users in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity rather than conditions in one particular industry or geographic region.

Our overall net revenue is generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our core end-markets, either worldwide or in particular geographies in which we operate;

•	the number of sensors and/or controls used within existing applications, or the development of new applications requiring sensors and/or controls;

•	the “mix” of products sold, including the proportion of new or upgraded products and their pricing relative to existing products;

•	changes in product sales prices (including quantity discounts, rebates and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications; and

•	fluctuations in exchange rates.

While the factors described above impact net revenue in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, refer to Item 1A, “Risk Factors.”

Cost of revenue

We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•

Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains metals, such as copper, nickel and aluminum, and precious metals, such as gold and silver, and the costs of these materials may vary with underlying metals pricing. We enter into forward contracts to hedge a portion of our exposure to the potential change in prices associated with these commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities.

•

Employee Costs. These employee costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as sales and production volumes increase, and may decline as a percent of net revenue as a result of economies of scale associated with higher production volumes. We rely heavily on contract workers in certain geographies.

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new customers in familiar applications.

•	Other. Our remaining cost of revenue consists of:

•	customer-related development costs;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs;

•	other general manufacturing expenses, such as expenses for energy consumption.

The main factors that influence our cost of revenue as a percent of net revenue include:

•	production volumes—production costs are capitalized in inventory based on normal production volumes. As revenue increases the fixed portion of these costs do not;

•	transfer of production to our lower cost production facilities;

•

the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management and the coordination of purchasing within each subsidiary and at the business level;

•

product lifecycles, as we typically incur higher cost of revenue associated with manufacturing over-capacity during the initial stages of product launches and when we are phasing out discontinued products;

•	the increase in the carrying value of the inventory that was adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of property, plant and equipment (“PP&E”) to fair value associated with acquisitions; and

•	changes in the price of raw materials, including certain metals.

Research and development

Research and development (“R&D”) expenses consist of costs related to direct product design, development and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third-party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

•	engineering core technology platforms to specific applications; and

•	improving functionality of existing products.

Costs related to modifications of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in R&D expense.

Selling, general and administrative

Our SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•

salary and benefit costs for sales personnel and administrative staff, including share-based compensation expense. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume;

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics, information systems and legal and accounting services;

•	general advertising expense;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	transaction costs associated with acquisitions.

Changes in SG&A expense as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts; and

•	volume and timing of acquisitions.

Amortization of intangible assets and capitalized software

Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets. Capitalized software licenses are amortized on a straight-line basis over the term of the license.

Impairment of goodwill and intangible assets

Goodwill and intangible assets are reviewed for impairment on an annual basis unless events or circumstances occur which trigger the need for an earlier impairment review. No impairment charges were required during 2010. For the years ended December 31, 2009 and 2008, we recorded impairment charges of $19.9 million and $13.2 million, respectively, associated with the Interconnection reporting unit. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to these impairment charges.

Our revenue and earnings forecasts depend on many factors, including our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.

Restructuring

Restructuring costs consist of severance, outplacement, other separation benefits, pension settlement and curtailment losses and facilities and other exit costs.

Depreciation expense

Property, plant and equipment (“PP&E”) are stated at cost and depreciated on a straight-line basis over their estimated useful lives. PP&E acquired through the 2006 Acquisition and the acquisitions of the First Technology Automotive and Airpax businesses were “stepped-up” to fair value on the date of the respective business acquisition resulting in a new cost basis for accounting purposes. The amount of the adjustment to the cost basis of these assets as a result of the 2006 Acquisition, the First Technology Automotive acquisition and the Airpax acquisition totaled $57.8 million, $2.2 million and $5.1 million, respectively.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. These assets are depreciated on a straight-line basis over the shorter of the estimated useful lives or the period of the related lease.

Interest expense, net

Interest expense, net consists primarily of interest expense on institutional borrowings, interest rate derivative instruments and capital lease and other financing obligations. Interest expense, net also includes the amortization of deferred financing costs and interest expense on liabilities arising from uncertain tax positions.

Currency translation gain and other, net

Currency translation gain and other, net includes gains and losses recognized on currency translation, gains and losses recognized on our derivatives used to hedge commodity prices and foreign currency exposures, gains and losses on the disposition of PP&E and gains and losses on the repurchases of debt. We continue to derive a significant portion of our revenue in markets outside of the United States, primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the consolidated statements of operations.

Provision for income taxes

We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of purchase accounting for past and future acquisitions, changes to debt and equity capitalization of our subsidiaries and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and Sensata as a whole.

Loss from discontinued operations

In December 2008, we announced our intention to discontinue and sell our Automotive Vision sensing business (“Vision business”). In connection with this announcement, we reclassified to discontinued operations the results from operations of the Vision business and recognized a loss associated with measuring the net assets of the Vision business at fair value less cost to sell and other exit costs, in accordance with ASC Topic 360, Property, Plant, and Equipment.

Effects of Acquisitions and Other Transactions

Purchase Agreement

On April 27, 2006, our indirect wholly-owned subsidiary, Sensata Technologies B.V. (“STBV”), completed the 2006 Acquisition, which was effected through a number of its subsidiaries that collectively acquired the assets and assumed the liabilities being transferred. The acquisition structure resulted in significant tax amortization, which has reduced our overall cash tax expense compared to predecessor periods. We also entered into a transition services agreement with Texas Instruments pursuant to which the parties agreed to provide various services to each other in the area of facilities-related services, finance and accounting, human resources, information technology system services, warehousing and logistics and records retention and storage. We ceased relying on these services from Texas Instruments in 2008. The fees for these services were equivalent to the provider’s cost.

Shareholders’ Equity

On March 16, 2010, we completed an IPO of our ordinary shares in which we sold 26,315,789 ordinary shares and our existing shareholders and certain employees sold 5,284,211 ordinary shares at a public offering price of $18.00 per share. The net proceeds to us of the IPO, excluding $2.5 million of proceeds from the exercise of stock options, totaled approximately $433.5 million after deducting the underwriters’ discounts and commissions and offering expenses. On April 12, 2010, we announced that the underwriters of our IPO exercised their option to purchase an additional 4,740,000 ordinary shares from selling shareholders at a price of $18.00 per share, which included 353,465 ordinary shares obtained by certain selling shareholders through the exercise of stock options to purchase ordinary shares. The sale of the additional ordinary shares closed on April 14, 2010. We did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.

On November 17, 2010, we completed a secondary public offering of our ordinary shares in which our existing shareholders and certain employees sold 23,000,000 ordinary shares at a public offering price of $24.10 per share. The net proceeds to us of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $3.7 million. After this offering, SCA owned approximately 64.7% of our ordinary shares.

Our authorized share capital consists of 400,000,000 ordinary shares with a nominal value of €0.01 per share, of which 173,522,647 ordinary shares were issued and 173,510,674 were outstanding as of December 31, 2010. This excludes 399,698 unvested restricted shares. We also have authorized 400,000,000 preference shares with a nominal value of €0.01 per share, none of which are outstanding. At December 31, 2010, there were 317,345 options available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and 4,571,500 options available for grant under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan. In addition, we had 10,088,394 ordinary shares available for issuance upon exercise of outstanding options, and 500,000 ordinary shares available for issuance under the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan.

Purchase Accounting

We accounted for the 2006 Acquisition and the acquisitions of First Technology Automotive and Airpax using the purchase method of accounting. As a result, the purchase prices for each of these transactions have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to acquisition relating to our acquired intangible assets and PP&E. In addition to the increase in the carrying value of PP&E, we extended the remaining depreciable lives of PP&E to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory.

On January 28, 2011, we completed the acquisition of the Automotive on Board business for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. As of the date of this filing, we have not yet completed our allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed.

Increased Leverage

We are a highly-leveraged company and our interest expense increased significantly in the periods following the consummation of the 2006 Acquisition and the acquisitions of First Technology Automotive and Airpax. While it has declined in 2009 and 2010, it is still a significant portion of our results of operations. A portion of our debt has a variable interest rate. We have utilized interest rate swaps, interest rate collars and interest rate caps to hedge the effect of variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” for more information regarding our hedging activities. In addition, a portion of our debt and the related interest is denominated in Euros, subjecting us to changes in foreign currency rates. We monitor our exposures to these foreign currency risks and generally employ operating and financing activities to offset these exposures where appropriate. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” for more information regarding our activities to mitigate these risks. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the servicing of our debt, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. Refer to Item 1A, “Risk Factors.” Refer also to Note 15, “Derivative Instruments and Hedging Activities” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived the statements of operations for the years ended December 31, 2010, 2009 and 2008 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2010		2009		2008
(Amounts in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors segment	$969.6	63.0%	$685.1	60.4%	$867.4	61.0%
Controls segment	570.5	37.0	449.9	39.6	555.3	39.0

Net revenue	1,540.1	100.0	1,134.9	100.0	1,422.7	100.0
Operating costs and expenses:
Cost of revenue	948.1	61.6	742.1	65.4	951.8	66.9
Research and development	24.7	1.6	16.8	1.5	38.3	2.7
Selling, general and administrative	194.6	12.6	127.0	11.2	166.6	11.7
Amortization of intangible assets and capitalized software	144.5	9.4	153.1	13.5	148.8	10.5
Impairment of goodwill and intangible assets	—	—	19.9	1.8	13.2	0.9
Restructuring	(0.1)	(0.0)	18.1	1.6	24.1	1.7

Total operating costs and expenses	1,311.7	85.2	1,076.9	94.9	1,342.7	94.4
Profit from operations	228.3	14.8	58.1	5.1	80.0	5.6
Interest expense	(106.4)	(6.9)	(150.6)	(13.3)	(197.8)	(13.9)
Interest income	1.0	0.1	0.6	0.1	1.5	0.1
Currency translation gain and other, net	45.4	2.9	107.7	9.5	55.5	3.9

Income/(loss) from continuing operations before income taxes	168.4	10.9	15.8	1.4	(60.9)	(4.3)
Provision for income taxes	38.3	2.5	43.0	3.8	53.5	3.8

Income/(loss) from continuing operations	130.1	8.4	(27.3)	(2.4)	(114.4)	(8.0)
Loss from discontinued operations, net of tax of $0	—	—	(0.4)	(0.0)	(20.1)	(1.4)

Net income/(loss)	$130.1	8.4%	$(27.7)	(2.4)%	$(134.5)	(9.5)%

Year Ended December 31, 2010 (“fiscal year 2010”) Compared to the Year Ended December 31, 2009 (“fiscal year 2009”)

Net revenue

Net revenue for fiscal year 2010 increased $405.1 million, or 35.7%, to $1,540.1 million from $1,134.9 million for fiscal year 2009. Net revenue increased 36.9% due to higher volumes, partially offset by a decrease of 0.9% due to pricing and 0.3% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in volumes was due to growth in our mature markets of 16.0%, growth in content of 10.1%, growth in our emerging markets (primarily China) of 6.9% and inventory replenishment of 4.4%, partially offset by a 0.5% reduction due to other miscellaneous factors.

Sensors business segment net revenue for fiscal year 2010 increased $284.5 million, or 41.5%, to $969.6 million from $685.1 million for fiscal year 2009. Sensors net revenue increased 43.8% due to higher volumes, partially offset by decreases of 1.6% due to pricing and 0.7% due to the effect of unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate.

Controls business segment net revenue for fiscal year 2010 increased $120.6 million, or 26.8%, to $570.5 million from $449.9 million for fiscal year 2009. Controls net revenue increased 26.4% due to higher volumes, 0.3% due to pricing and 0.1% due to favorable foreign exchange rates.

Cost of revenue

Cost of revenue for fiscal year 2010 was $948.1 million, or 61.6% of revenue, compared to $742.1 million, or 65.4% of revenue, for fiscal year 2009. Cost of revenue increased primarily due to the increase in unit volumes sold. Cost of revenue decreased as a percentage of net revenue primarily due to cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and fiscal year 2009, and the leverage effect of higher volumes on certain fixed manufacturing costs. Depreciation expense for fiscal years 2010 and 2009 was $38.6 million and $48.4 million, respectively, of which $34.8 million and $44.7 million, respectively, was included in cost of revenue.

Research and development expense

R&D expense increased $7.9 million, or 46.8%, to $24.7 million, or 1.6% of net revenue in fiscal year 2010, from $16.8 million, or 1.5% of net revenue in fiscal year 2009. We have continued to increase R&D spending across various areas to align our cost structure with expected revenues and to continue developing innovative solutions for our customers.

Selling, general and administrative expense

SG&A expense for fiscal year 2010 was $194.6 million, or 12.6% of net revenue compared to $127.0 million, or 11.2% of net revenue for fiscal year 2009. SG&A expense increased primarily due to $22.4 million of expense associated with the termination of the advisory agreement with the Sponsors at their election upon completion of the IPO, $18.9 million of stock compensation expense associated with the performance vesting of the Tranche 2 and 3 option awards, both of which occurred in March 2010, an $11.5 million increase in incentive and stock compensation, and $3.2 million in costs associated with the acquisition of the Automotive on Board business.

Amortization of intangible assets and capitalized software

Amortization expense associated with intangible assets and capitalized software for fiscal year 2010 was $144.5 million, or 9.4% of net revenue, compared to $153.1 million, or 13.5% of net revenue for fiscal year 2009. The decrease in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized.

Impairment of goodwill and intangible assets

During 2010, no impairment charges were required related to goodwill and other intangible assets. In the fourth quarter of 2010, we estimated that the fair value of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units (as of October 1, 2010) exceeded their carrying values by approximately 215%, 180%, 60% and 190%, respectively. We did not update the goodwill impairment analysis through December 31, 2010 as we believe that our financial performance, future projections, and the global economy provide sufficient evidence that there were no indicators of impairment between the time our annual test was performed and December 31, 2010.

During 2009, we recorded a $19.9 million impairment charge related to goodwill and intangible assets associated with our Interconnection reporting unit. See Note 5, “Goodwill and Other Intangible Assets,” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detailed discussion of this impairment. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.

Restructuring

Restructuring charges decreased by $18.2 million to $(0.1) million in fiscal year 2010 from $18.1 million in fiscal year 2009. Beginning in the second half of fiscal year 2008 and continuing into fiscal year 2009, we implemented several restructuring activities in order to reduce costs given the decline in our net revenue, activities which are referred to as the “2008 Plan”. These activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. Restructuring charges associated with the 2008 Plan totaled $18.3 million for fiscal year 2009 and consisted of $12.9 million related to severance, $4.8 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other exit costs.

The decrease in charges in 2010 is primarily due to the fact that the 2008 Plan activity was substantially completed in 2009. However, in 2010 we recorded approximately $1.1 million in charges that represented the termination of a limited number of employees located in various business centers and facilities throughout the world, but which we did not consider to be the initiation of a larger restructuring program. These charges were offset by a reversal of prior restructuring accruals related to the assignment of the Farnborough lease at better-than-expected rates and to the expiration of underutilized termination benefits (tuition assistance, job placement services, etc.).

Interest expense

Interest expense was $106.4 million for fiscal year 2010 compared to $150.6 million for fiscal year 2009. Interest expense decreased primarily due to a reduction of principal balances related to the repurchase of the 8% Senior Notes due 2014 (“Senior Notes”) the 9% Senior Subordinated Notes due 2016 and the 11.25% Senior Subordinated Notes (together the “Senior Subordinated Notes”) in April 2009, March 2010 and May 2010, as well as lower average interest rates on the U.S. dollar and Euro term loan facilities.

Interest expense for fiscal year 2010 consisted primarily of $80.5 million on our outstanding debt, $11.6 million associated with our outstanding derivative instruments, $8.6 million in amortization of deferred financing costs, $3.6 million associated with capital lease and other financing obligations and $1.0 million on line of credit and revolving credit facility fees.

Interest expense for fiscal year 2009 consisted primarily of $120.8 million on our outstanding debt, $14.6 million associated with our outstanding derivative instruments, $9.1 million in amortization of deferred financing costs, $3.7 million of interest associated with capital lease and other financing obligations and $1.6 million on line of credit and revolving credit facility fees.

Interest income

Interest income for fiscal years 2010 and 2009 was $1.0 million and $0.6 million, respectively.

Currency translation gain and other, net

Currency translation gain and other, net was $45.4 million for fiscal year 2010 compared to $107.7 million for fiscal year 2009. Currency translation gain and other, net for fiscal year 2010 consisted primarily of currency gains of $72.8 million resulting from the re-measurement of our foreign currency denominated debt and net gains of $9.1 million associated with our commodity forward contracts, partially offset by losses of $23.5 million resulting from the extinguishment of debt, net currency losses of $7.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies and losses of $5.2 million related to the write-off of tax related indemnification assets and other tax related items.

Currency translation gain and other, net for fiscal year 2009 consisted primarily of gains of $120.1 million resulting from the extinguishment of debt, net gains of $2.6 million associated with our commodity forward contracts and net currency gains of $0.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation gain and other, net for fiscal year 2009 also included currency losses of $13.6 million resulting from the re-measurement of our foreign currency denominated debt and an impairment loss of $1.7 million associated with our manufacturing facilities classified as held for sale.

Provision for income taxes

Provision for income taxes for fiscal years 2010 and 2009 totaled $38.3 million and $43.0 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax expense relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings and other temporary book to tax differences. Additionally, during the fourth quarter of 2010, based upon an analysis of our cumulative history of Japan earnings over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more-likely-than-not that we would be able to realize our Japan net operating loss carry-forward tax assets prior to their expiration. As a result, during the fourth quarter of 2010, we released the valuation allowance related to our Japan deferred tax assets resulting in a net benefit in our deferred tax expense of approximately $18.5 million.

Year Ended December 31, 2009 (“fiscal year 2009”) Compared to the Year Ended December 31, 2008 (“fiscal year 2008”)

Net revenue

Net revenue for fiscal year 2009 decreased $287.7 million, or 20.2%, to $1,134.9 million from $1,422.7 million for fiscal year 2008. Net revenue decreased 18.5% due to a reduction in volume, 1.1% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, and 0.6% due to pricing. Sales during fiscal year 2009 benefited from government incentive programs, such as the “Car Allowance Rebate System” in the U.S. and the “New Countryside Initiative” in China.

Sensors business segment net revenue for fiscal year 2009 decreased $182.3 million, or 21.0%, to $685.1 million from $867.4 million for fiscal year 2008. Sensors net revenue decreased 18.2% due to lower volumes, 1.3% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and 1.5% due to pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end-market, which began during the second half of fiscal year 2008 and continued during fiscal year 2009.

Controls business segment net revenue for fiscal year 2009 decreased $105.4 million, or 19.0%, to $449.9 million from $555.3 million for fiscal year 2008. Controls net revenue decreased 19.1% due to lower volumes and 0.7% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by an increase of 0.8% due to higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as heating, ventilation and air-conditioning, lighting and appliances, which began during the second half of fiscal year 2008 and continued during fiscal year 2009.

Cost of revenue

Cost of revenue for fiscal years 2009 and 2008 was $742.1 million and $951.8 million, respectively. Cost of revenue decreased primarily due to lower revenue and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and continuing into fiscal year

2009. Depreciation expense for fiscal years 2009 and 2008 was $48.4 million and $51.4 million, respectively, of which $44.7 million and $47.7 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue for fiscal years 2009 and 2008 was 65.4% and 66.9%, respectively. Cost of revenue as a percentage of net revenue decreased due primarily to the cost saving initiatives described above.

Research and development expense

R&D expense for fiscal years 2009 and 2008 was $16.8 million and $38.3 million, respectively. R&D expense as a percentage of net revenue for fiscal years 2009 and 2008 was 1.5% and 2.7%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and other cost reduction activities.

Selling, general and administrative expense

SG&A expense for fiscal years 2009 and 2008 was $127.0 million and $166.6 million, respectively. SG&A expenses decreased primarily due to the cost savings resulting from the restructuring activities that were implemented during the second half of fiscal year 2008 and in fiscal year 2009, as well as other cost reduction measures in response to global economic conditions. SG&A expense as a percentage of net revenue for fiscal years 2009 and 2008 was 11.2% and 11.7%, respectively. SG&A expense as a percentage of net revenue decreased primarily due to the cost saving measures described above.

Amortization of intangible assets and capitalized software

Amortization expense associated with intangible assets and capitalized software for fiscal years 2009 and 2008 was $153.1 million and $148.8 million, respectively. The increase in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized. Amortization expense as a percentage of net revenue was 13.5% and 10.5% for fiscal years 2009 and 2008, respectively. The increase in amortization expense as a percentage of net revenue was due to the increase in amortization expense described above, combined with the decrease in net revenue.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for fiscal years 2009 and 2008 was $19.9 million and $13.2 million, respectively. These charges relate to the Interconnection reporting unit as discussed in more detail in Note 5, “Goodwill and Other Intangible Assets,” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We attribute these impairment charges to the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.

In the fourth quarter of 2009, we estimated that the fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units (as of October 1, 2009) exceeded their carrying values by approximately 145%, 115%, 25% and 80%, respectively.

Restructuring

Restructuring charges for fiscal years 2009 and 2008 were $18.1 million and $24.1 million, respectively. Beginning in the second half of fiscal year 2008 and continuing into fiscal year 2009, we implemented the 2008 Plan, which consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. Restructuring charges associated with the 2008 Plan totaled $18.3 million for fiscal year 2009 and consisted of $12.9 million related to severance, $4.8 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other exit costs. In addition, in fiscal year 2009, we recognized a credit of $0.2 million in our consolidated statement of operations associated with certain facility exit costs related to the First Technology Automotive Plan.

Interest expense

Interest expense for fiscal years 2009 and 2008 was $150.6 million and $197.8 million, respectively. Interest expense for fiscal year 2009 consisted primarily of $120.8 million of interest expense on our outstanding debt, $14.6 million of interest associated with our outstanding derivative instruments, $9.1 million of amortization of deferred financing costs, $3.7 million of interest associated with our capital lease and other financing obligations and $1.6 million of interest on line of credit and revolving credit facility fees.

Interest expense for fiscal year 2008 consisted primarily of $177.1 million of interest expense on our outstanding debt, $10.7 million of amortization of deferred financing costs, $4.9 million of interest associated with our outstanding derivative instruments, $3.3 million of interest associated with our capital lease and other financing obligations, and $1.3 million of interest on line of credit and revolving credit facility fees.

Interest income

Interest income for fiscal years 2009 and 2008 was $0.6 million and $1.5 million, respectively.

Currency translation gain and other, net

Currency translation gain and other, net for fiscal years 2009 and 2008 was $107.7 million and $55.5 million, respectively. Currency translation gain and other, net for fiscal year 2009 consisted primarily of gains of $120.1 million resulting from the extinguishment of debt, net gains of $2.6 million associated with our commodity forward contracts and net currency gains of $0.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. These gains were partially offset by currency losses of $13.6 million resulting from the re-measurement of our foreign currency denominated debt and an impairment loss of $1.7 million associated with our manufacturing facilities classified as held for sale.

Currency translation gain and other, net for fiscal year 2008 consisted primarily of currency gains of $53.2 million resulting from the re-measurement of our foreign currency denominated debt and gains of $15.0 million resulting from the extinguishment of debt, partially offset by losses of $8.3 million associated with our commodity forward contracts and net currency losses of $5.0 million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Provision for income taxes

Provision for income taxes for fiscal years 2009 and 2008 totaled $43.0 million and $53.5 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill. Several factors contributed to the decrease in our income tax provision for fiscal year 2009 as compared to fiscal year 2008 including the composition of income and loss among jurisdictions and a tax benefit related to the goodwill impairment recorded during the first quarter of 2009.

Loss from discontinued operations

Loss from discontinued operations for fiscal years 2009 and 2008 totaled $0.4 million and $20.1 million, respectively.

Other Important Performance Measures

We believe that Adjusted Net Income is a useful performance measure and is used by our management, board of directors and investors. Management uses Adjusted Net Income as a measure of operating performance, for planning purposes (including the preparation of our annual operating budget), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies and in communications with our board of directors and investors concerning our financial performance. We believe investors and securities analysts also use Adjusted Net Income in their evaluation of our performance and the performance of other similar companies. Adjusted Net Income is a non-GAAP financial measure.

We define Adjusted Net Income as follows: net income/(loss) before acquisition, integration and financing costs, impairment of goodwill and intangible assets, severance and other termination costs associated with downsizing, stock compensation expense, management fees, costs related to our initial public offering, loss/(gain) on extinguishment of debt, currency translation (gain)/loss on debt and (gain)/loss on related hedges, amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets, deferred income tax and other tax expense, amortization expense of deferred financing costs, interest expense related to uncertain tax positions, and other costs as outlined in the reconciliation below.

Many of these adjustments to net income/(loss) relate to a series of strategic initiatives developed by our management and our Sponsors following the 2006 Acquisition aimed at better positioning us for future revenue growth and an improved cost structure. These initiatives have been modified from time to time to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives included, among other items, acquisitions, divestitures, restructurings of certain operations and various financing transactions. We describe these other costs in more detail below.

The use of Adjusted Net Income has limitations and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income/(loss).

The following unaudited table provides a reconciliation of net income/(loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted Net Income for the periods presented:

	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008
Net income/(loss)	$130,050	$(27,681)	$(134,531)
Acquisition, integration and financing costs and other significant items:(a)	*	22,985	69,345
Impairment of goodwill and intangible assets(b)	—	19,867	13,173
Severance and other termination costs associated with downsizing(c)	*	12,276	12,282
Stock compensation expense(d)	*	2,233	2,108
Management fees(e)	—	4,000	4,000
Costs related to initial public offering(f)	43,298	—	—
Loss/(gain) on extinguishment of debt(g)	23,474	(120,123)	(14,961)
Currency translation (gain)/loss on debt and (gain)/loss on related hedges(h)	(67,526)	15,301	(53,209)
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets(i)	145,184	157,797	160,594
Deferred income tax and other tax expense(j)	28,863	26,592	29,980
Amortization expense of deferred financing costs(k)	8,564	9,055	10,698
Interest expense related to uncertain tax positions(l)	984	823	43
Other(m)	(6,484)	973	123

Total Adjustments	176,357	151,779	234,176

Adjusted Net Income	$306,407	$124,098	$99,645

*	Beginning in 2010, we have not included these items as reconciling items to arrive at Adjusted Net Income.

(a)	See table below for a detail of the components of acquisition, integration and financing costs and other significant items, for each of the periods presented.

(b)	Represents the impairment of goodwill and intangible assets associated with a reporting unit within our controls business segment and relates to products used in the semiconductor business.
(c)	Represents severance, outplacement costs and special termination benefits associated with the downsizing of various manufacturing facilities and our corporate office.
(d)	Represents share-based compensation expense recorded in accordance with ASC Topic 718, Compensation—Stock Compensation, excluding $18.9 million in 2010 related to the cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards and the related modification. See Note 10, “Share-Based Payment Plans,” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.
(e)	Represents fees expensed under the terms of the advisory agreement with our Sponsors. This agreement was terminated in connection with the completion of our IPO. See Note 12, “Related Party Transactions,” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.
(f)	Represents costs recorded as expenses related to our IPO in March 2010, including $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards and the related modification, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. See Note 10, “Share-Based Payment Plans” and Note 12, “Related Party Transactions” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.
(g)	Relates to the repurchases of outstanding notes. See Note 7, “Debt” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.
(h)	Reflects the unrealized (gains)/losses associated with the translation of our Euro-denominated debt into U.S. dollars and (gains)/losses on related hedging transactions.
(i)	Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets relates to the 2006 Acquisition, and the acquisitions of First Technology Automotive and Airpax, and the step-up in the fair value of these assets through purchase accounting.
(j)	Represents deferred income tax and other tax expense, including provisions for uncertain tax positions. Fiscal year 2010 also includes $5.2 million of expense associated with the write-off of tax indemnification assets and other tax related assets.
(k)	Represents amortization expense of deferred financing costs.
(l)	Represents interest expense recognized related to uncertain tax positions.
(m)	Represents unrealized (gains)/losses on commodity forward contracts and estimated potential penalty expenses associated with uncertain tax positions.

The following unaudited table provides a detail of the components of acquisition, integration and financing costs and other significant items, the total of which is included as an adjustment to arrive at Adjusted Net Income as shown in the above table:

	For the year ended December 31,
(Amounts in thousands)	2010		2009	2008
Transition costs(a)		$—	$23	$4,052
Litigation costs(b)		*	147	840
Integration and finance costs(c)		—	2,813	20,931
Relocation and disposition costs(d)		*	8,202	12,828
Pension charges(e)		*	4,828	3,588
Other(f)		—	6,972	27,106

Total acquisition, integration and financing costs and other significant items	$	*	$22,985	$69,345

*	Beginning in 2010, we have not included these items as reconciling items to arrive at Adjusted Net Income.

(a)	Represents transition costs incurred by us in becoming a stand-alone company and complying with Section 404 of the Sarbanes-Oxley Act of 2002.

(b)	Represents litigation costs we recognized related to customers alleging defects in certain of our products, which were manufactured and sold prior to April 27, 2006 (inception).
(c)	Represents integration and financing costs related to the acquisitions of Airpax, First Technology Automotive and SMaL Camera and other consulting and advisory fees associated with acquisitions and financings, whether or not consummated.
(d)	Represents costs we incurred to move certain operations to lower-cost Sensata locations, close certain manufacturing operations and dispose of the SMaL Camera business.
(e)	Represents pension curtailment and settlement losses, and amortization of prior service costs associated with various restructuring activities.
(f)	Represents other losses, including impairment losses associated with certain assets held for sale, losses related to the early termination of commodity forward contracts of $7.2 million during fiscal year 2008, a loss of $13.4 million during fiscal year 2008 associated with a settlement with a significant automotive customer that alleged defects in certain of our products installed in its automobiles and a reserve associated with the Whirlpool recall litigation. See Item 3, “Legal Proceedings.”

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2010, 2009 and 2008. We have derived these summarized statements of cash flows from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the years ended December 31,
(Amounts in millions)	2010	2009	2008
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income, adjusted for non-cash items	$322.2	$128.2	$73.0
Changes in operating assets and liabilities	(22.2)	59.7	(11.1)

Continuing operations	300.0	188.0	61.9
Discontinued operations	—	(0.4)	(14.4)

Operating activities	300.0	187.6	47.5
Investing activities:
Continuing operations	(52.5)	(15.4)	(38.5)
Discontinued operations	—	0.4	(0.2)

Investing activities	(52.5)	(15.1)	(38.7)
Financing activities	97.7	(101.7)	8.9

Net change	$345.2	$70.8	$17.7

Operating activities

Net cash provided by operating activities during fiscal year 2010 totaled $300.0 million compared to $187.6 million during fiscal year 2009 and $47.5 million during fiscal year 2008. Net cash (used in)/provided by changes in operating assets and liabilities for fiscal years 2010, 2009 and 2008 totaled $(22.2) million, $59.7 million and $(11.1) million, respectively.

The most significant components to the change in operating assets and liabilities for fiscal year 2010 were increases in accounts receivables of $17.4 million and in inventories of $15.6 million, partially offset by increases in other liabilities of $13.1 million. The increase in accounts receivables was due to higher sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The increase in inventories was due to higher materials and finished goods requirements as a result of the increased sales demand. The increase in other liabilities was primarily due to the write-off of tax indemnification assets and other tax related assets and the change in fair value of derivatives.

The most significant components to the change in operating assets and liabilities of $59.7 million for fiscal year 2009 were an increase in accounts payable and accrued expenses of $61.6 million and a decrease in inventories of $13.9 million, offset by an increase in accounts receivable of $35.1 million. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60-day payment terms. The increase in accounts receivable was due to higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenue during the fourth quarter of fiscal year 2008.

The most significant component to the change in operating assets and liabilities of $(11.1) million for fiscal year 2008 was the decrease in accounts payable and accrued expenses of $108.1 million, partially offset by the decrease in accounts receivable of $66.5 million and a decrease in inventories of $26.7 million. The decrease in accounts payable and accrued expenses was due to interest pre-payments on our U.S. and Euro term loan facilities and 11.25% Senior Subordinated Notes and payments to certain strategic vendors who agreed to migrate to 60-day payment terms. The decrease in accounts receivable reflects the decline in net revenue that occurred during the fourth quarter of fiscal year 2008, specifically the month of December. During December 2008, many of our facilities and the facilities of our largest customers were closed due to the economic environment. The decrease in inventory reflects actions we took to lower inventories given the decline in net revenue that occurred during the fourth quarter of fiscal year 2008.

As of December 31, 2010, we had commitments to purchase certain raw materials that contain various commodities, such as gold, silver, copper, nickel and aluminum. In general, the price for these products varies with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two- or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.

On January 28, 2011, we completed the acquisition of the Automotive on Board business for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We expect to incur approximately $15 million in integration costs related to this business in 2011.

Investing activities

Net cash used in investing activities during fiscal year 2010 totaled $52.5 million compared to $15.1 million during fiscal year 2009 and $38.7 million during fiscal year 2008. Net cash used in investing activities during fiscal years 2010, 2009 and 2008 consisted primarily of capital expenditures of $52.9 million, $15.0 million and $41.0 million, respectively, which were partially offset by the sale of assets of $0.4 million, $0.6 million, and $2.3 million, respectively. Also, in 2009 we made a $1.1 million payment related to our Euro call option.

In 2011, we anticipate spending approximately $70 million to $75 million on capital expenditures (including capital expenditures of acquired businesses), which will be funded with cash flow from operations, and approximately $140 million, subject to a working capital adjustment and certain transfer taxes, for the acquisition of the Automotive on Board business, which will be funded by cash on hand.

Our investing cash flows will be impacted in the future by any additional acquisitions we make, whether in 2011 or beyond. At this time, we cannot predict what the impact of these additional cash flows will be.

Financing activities

Net cash provided by/(used in) financing activities during fiscal year 2010 totaled $97.7 million compared to $(101.7) million during fiscal year 2009 and $8.9 million during fiscal year 2008. Net cash provided by financing activities during fiscal year 2010 consisted primarily of proceeds of $433.5 million from the issuance of 26.3 million ordinary shares in our March 2010 IPO and $21.9 million related to the exercise of 3.1 million options to purchase ordinary shares, partially offset by $338.3 million in payments ($321.7 million in principal) to repurchase outstanding Senior Notes and Senior Subordinated Notes and principal payments totaling $14.7 million on our U.S. dollar and Euro term loan facilities.

Net cash used in financing activities during fiscal year 2009 consisted primarily of payments to purchase outstanding debt of $57.2 million, in addition to principal payments totaling $15.1 million on our U.S. dollar term loan and Euro term loan facilities and payments totaling $25.0 million on our revolving credit facility. The principal amount of the Senior Notes that were repurchased totaled $110.0 million, and the principal amount of the Senior Subordinated Notes that were repurchased totaled €54.3 million (or $72.5 million at the date of repurchase).

Net cash provided by financing activities of $8.9 million during fiscal year 2008 consisted primarily of $25.0 million of borrowings under the revolving credit facility and proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million, partially offset by principal payments totaling $15.5 million on our U.S. dollar term loan and Euro term loan facilities, payments of debt issuance costs of $5.2 million associated with the refinancing of the senior subordinated term loan utilized to finance the acquisition of Airpax and payments of $6.7 million to repurchase 9% Senior Subordinated Notes. The principal amount of the 9% Senior Subordinated Notes that were repurchased totaled $22.4 million. During fiscal year 2008, we sold, and are now leasing back, our facility in Malaysia. We received proceeds of $12.6 million from this transaction, which has been accounted for as a financing arrangement, rather than a sale-leaseback, due to the nature of the terms of the lease.

Indebtedness and liquidity

Our liquidity requirements are significant due to the highly-leveraged nature of our company. As of December 31, 2010, we had $1,889.7 million in outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.

The following table outlines our outstanding indebtedness as of December 31, 2010 and the associated interest expense and interest rate for such borrowings for fiscal year 2010.

Description	Balance as of December 31, 2010	Interest expense for fiscal year 2010	Weighted- average annual interest rate
(Amounts in thousands)
Senior secured term loan facility (denominated in U.S. dollars)	$907,250	$19,358	2.09%
Senior secured term loan facility (€380.5 million)	504,741	14,290	2.79%
Revolving credit facility	—	—	—
Senior Notes (denominated in U.S. dollars)	201,181	19,856	8.00%
Senior Subordinated Notes (€177.1 million)	234,978	21,054	9.00%
Senior Subordinated Notes	—	5,911	11.25%
Derivatives	—	11,611	—
Capital lease obligations	29,461	2,723	9.03%
Other financing obligations	12,082	891	7.62%
Amortization of financing costs	—	8,572
Other	—	2,134

Total	$1,889,693	$106,400

We have a Senior Secured Credit Facility under which STBV and Sensata Technologies Finance Company, LLC are the borrowers and certain of our other subsidiaries are guarantors. The Senior Secured Credit Facility includes a

$150.0 million multi-currency revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of December 31, 2010, after adjusting for outstanding letters of credit with an aggregate value of $6.9 million, we had $143.1 million of borrowing capacity available under the revolving credit facility. The outstanding letters of credit were issued primarily for various operating activities. As of December 31, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in the next twelve months. Upon expiration, we intend to renew these letters of credit and do not anticipate difficulty in this regard.

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

The Senior Secured Credit Facility provides us with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving credit facility, or the “Revolving Credit Facility,” which includes a subfacility for swingline loans. The Revolving Credit Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or 1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. We are subject to a 37.5 basis point commitment fee on the unused portion of the Revolving Credit Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Credit Facility amount of $150.0 million. Amounts drawn under the Revolving Credit Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Credit Facility must be paid in full at the final maturity date of April 27, 2012.

We have uncommitted local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $11.0 million as of December 31, 2010.

As of December 31, 2010, we had $1,412.0 million in term loans outstanding against our Senior Secured Credit Facility. Term loans are repayable at 1.0% per year in quarterly installments with the balance due in quarterly installments during the year preceding the final maturity of April 27, 2013. Interest on U.S. dollar term loans are calculated at LIBOR plus 175 basis points, and interest on Euro term loans is calculated at EURIBOR plus 200 basis points. The spreads are fixed for the duration of the term loans. Interest payments on the Senior Secured Credit Facility are due quarterly. All term loan borrowings under the Senior Secured Credit Facility are pre-payable at our option at par.

All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of our indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain of our indirect wholly-owned subsidiaries in non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax acquisition), collectively the “Guarantors.” The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains various affirmative and negative covenants that are customary for a financing of this type. The Senior Secured Credit Facility also requires us to comply with financial covenants, including covenants with respect to maximum leverage ratio and minimum interest coverage ratio, which became more restrictive in the fourth quarter of fiscal year 2010, but do not become more restrictive again for the remaining term of the facility. We satisfied all ratios required by our financial covenants with regard to the Senior Secured Credit Facility as of December 31, 2010.

We have also issued 8% Senior Notes due 2014 (“Senior Notes”) and 9% Senior Subordinated Notes due 2016. In 2010, we repurchased all of our 11.25% Senior Subordinated Notes (the 9% and 11.25% Senior Subordinated Notes together are referred to as the “Senior Subordinated Notes”).

The Senior Notes mature on May 1, 2014. Each Senior Note bears interest at 8% per annum from April 27, 2006 (inception), or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Notes were issued initially in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the 2006 Acquisition. The Senior Notes issuance costs are being amortized over the eight year term of the Senior Notes using the effective interest method. The Senior Notes are unsecured.

The 9% Senior Subordinated Notes mature on May 1, 2016. Each 9% Senior Subordinated Note bears interest at a rate of 9% per annum from April 27, 2006 (inception), or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of such 9% Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The 9% Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the 9% Senior Subordinated Notes were used to fund a portion of the 2006 Acquisition. The 9% Senior Subordinated Notes issuance costs are being amortized over the ten year term of the 9% Senior Subordinated Notes using the effective interest method. The 9% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future Senior Subordinated Notes.

In addition, the indentures governing the Senior Notes and Senior Subordinated Notes limit, under certain circumstances, our ability and that of our Restricted Subsidiaries (as defined under the Senior Secured Credit Facility) to incur additional indebtedness, create liens, pay dividends and make other distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

The Senior Secured Credit Facility, the Senior Notes and the Senior Subordinated Notes contain customary events of default, including, but not limited to, cross-defaults among these agreements. An event of default, if not cured, could cause cross-default causing substantially all of our indebtedness to become due.

The subsidiary guarantors under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law. STBV, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. Specifically, the Senior Secured Credit Facility prohibits STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business to the extent attributable to the business of STBV and its subsidiaries and in the aggregate not to exceed $5 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries, (ii) franchise taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies, (iii) tax liabilities to the extent attributable to the business of STBV and its subsidiaries, (iv) repurchase, retirement or other acquisition of our equity interests from certain present, future and former employees, directors, managers, consultants of the parent companies, STBV or its subsidiaries in an aggregate amount not to exceed $7.5 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (v) payment of dividends or distributions with proceeds from the disposition of certain assets (net of mandatory prepayments) in an amount not to exceed $200 million and (vi) dividends and other distributions in an aggregate amount not to exceed $25 million (subject to increase to $35 million if the leverage ratio is less than 5.0 to 1.0 and to $50 million if the leverage ratio is less than 4.0 to 1.0, plus, if the leverage ratio is less than 5.0 to 1.0, the amount of excess cash flow not otherwise applied). Leverage ratio is defined in the Senior Secured Credit Facility as total indebtedness including capital lease and other financing obligations, less cash and equivalents, all divided by Adjusted EBITDA for the last 12 months. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA before certain other adjustments as defined in the Senior Secured Credit Facility.

The indentures governing the Senior Notes and Senior Subordinated Notes generally provide that STBV can pay dividends and make other distributions to its parent companies in an amount not to exceed (i) 50% of STBV’s consolidated net income for the period beginning March 31, 2006 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities received by STBV after April 27, 2006 from the issuance and sale of equity interests of STBV (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to the capital of STBV after April 27, 2006, plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after April 27, 2007 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that STBV has a consolidated interest coverage ratio of greater than 2.0 to 1.0. The restrictions on dividends and other distributions contained in the indentures are subject to certain exceptions, including (i) the payment of dividends following the first public offering of the common stock of any of its direct or indirect parent companies in an amount up to 6.0% per annum of the net cash proceeds contributed to STBV in any such offering, (ii) the payment of dividends to permit any of its parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $75.0 million.

Repurchases of indebtedness

On February 26, 2010, we announced the commencement of cash tender offers related to the Senior Notes, the 9% Senior Subordinated Notes due 2016 and the 11.25% Senior Subordinated Notes due 2014 (the 9% and 11.25% Senior Subordinated Notes are together referred to as the “Senior Subordinated Notes”). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

On April 1, 2010, we announced the redemption of all of the outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of the outstanding Senior Notes at a redemption price equal to 104.000% of the principal amount. We paid $225.0 million in principal, $10.4 million in premiums and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, we recorded a loss in Currency translation gain and other, net of $23.5 million, including the write-off of debt issuance costs of $6.8 million.

On March 3, 2009, we announced the commencement of two separate cash tender offers related to the Senior Notes and Senior Subordinated Notes. The cash tender offers settled during the second quarter of 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing 24.4% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer for the 9% Senior Subordinated Notes was oversubscribed, and we accepted for purchase a pro rata portion of the 9% Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00), representing approximately 12.0% of the outstanding 9% Senior Subordinated Notes. We paid $50.7 million ($40.7 million for the Senior Notes and €7.6 million for the 9% Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.

In addition, during the second quarter of 2009, we agreed to purchase certain 9% Senior Subordinated Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to 1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retire the debt on May 25, 2009.

In conjunction with these transactions, we wrote off $5.3 million of debt issuance costs during the second quarter of 2009 and recorded a net gain in Currency translation gain and other, net of $120.1 million.

During 2008, we repurchased certain outstanding 9% Senior Subordinated Notes with a principal balance of €17.4 million (or $22.4 million at the date of repurchase). We paid $6.7 million (€5.3 million) to settle the transactions and retire the debt. In conjunction with these transactions, we wrote off $0.7 million of debt issuance costs during 2008 and recorded a net gain in Currency translation gain and other, net of $15.0 million.

Capital resources

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2010, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 27, 2011, Moody’s Investors Service’s corporate credit rating for STBV was B2 with positive outlook and Standard & Poor’s corporate credit rating for STBV was B+ with positive outlook.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.

As of December 31, 2010, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, refer to the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K and Item 1A, “Risk Factors.”

Contractual obligations and commercial commitments

The table below reflects our contractual obligations as of December 31, 2010. Amounts we pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior debt obligations principal(1)	$1,848.2	$14.8	$1,397.2	$201.2	$235.0
Senior debt obligations interest(2)	240.1	71.4	107.7	50.4	10.6
Capital lease obligations principal(3)	29.4	0.9	2.2	2.7	23.6
Capital lease obligations interest(3)	25.7	2.7	5.0	4.6	13.4
Other financing obligations principal(4)	12.1	1.1	1.5	0.0	9.5
Other financing obligations interest(4)	5.6	0.8	1.5	1.5	1.8
Operating lease obligations(5)	13.1	3.8	4.6	1.8	2.9
Non-cancelable purchase obligations(6)	3.8	1.9	1.9	0.0	0.0

Total(7)(8)	$2,178.0	$97.4	$1,521.6	$262.2	$296.8

(1)	Represents the contractually required principal payments under the senior debt obligations in existence as of December 31, 2010 in accordance with the required payment schedule.
(2)	Represents the contractually required interest payments on the senior debt obligations in existence as of December 31, 2010 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to December 31, 2010 on the variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2010, plus the appropriate credit spread. The three-month LIBOR and EURIBOR rates used in this calculation were 0.30% and 1.01%, respectively. Cash flows associated with all other future interest payments to be made on our variable rate debt were calculated using the interest rates in effect as of December 31, 2010, plus the appropriate credit spread. The three-month LIBOR and EURIBOR rates used in these calculations were 0.30% and 1.01%, respectively.
(3)	Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2010 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(4)	Represents the contractually required payments under our financing obligations in existence as of December 31, 2010 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.
(5)	Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2010 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.
(6)	Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2010. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.
(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2010. The most significant foreign currency denominated obligation relates to our Euro-denominated debt. The U.S. dollar to Euro exchange rate as of December 31, 2010 was $1.33 to €1.00.
(8)

This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2010, we had recognized an accrued benefit liability of $43.9 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 9 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $17.0 million of unrecognized tax benefits as of December 31, 2010, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 8 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on income taxes.

Legal Proceedings

We account for litigation and claims losses in accordance ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, the minimum potential loss contingency is recorded. They are often developed prior to knowing the amount of the ultimate loss. These estimates require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, the minimum loss amount can be increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There can be no assurances that our recorded reserves will be sufficient to cover the extent of our costs and potential liability.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Seasonality

Because of the diverse nature of the markets in which we compete, revenue is only moderately impacted by seasonality. However, our controls business has some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.

Critical Accounting Policies and Estimates

To prepare our financial statements in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial position and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which includes other significant accounting policies.

Revenue recognition

We recognize revenue in accordance with ASC Topic 605, Revenue – Revenue Recognition. Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Fees charged to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our net revenue and have been within our estimates.

Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Impairment of goodwill and intangible assets

Identification of reporting units. We have four reporting units: Sensors, Electrical Protection, Power Protection and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit.

Assignment of assets, liabilities and goodwill to each reporting unit. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units. Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt and deferred financing costs as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.

Accounting policies relating to goodwill and the goodwill impairment test. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2010, goodwill and other intangible assets totaled $1,529.0 million and $723.1 million, respectively, or approximately 45.1% and 21.3% of our total assets, respectively.

In accordance with ASC 350, goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We perform our annual evaluation of goodwill and other intangible assets for impairment in the fourth quarter of each fiscal year.

The first step of our annual evaluation is to compare the estimated fair value of our reporting units to their respective carrying values to determine whether there is an indicator of potential impairment. If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, in which we calculate the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the assembled workforce) as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Estimated fair value for each reporting unit. In connection with our 2010 annual impairment review, we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for fiscal years 2011 through

2015, the “Discrete Projection Period.” We estimated the value of the cash flows beyond fiscal year 2015, or the “Terminal Year,” by applying a multiple to the projected fiscal year 2015 EBITDA. The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital appropriate for each reporting unit. The estimated weighted-average cost of capital was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation were reasonable and consistent with accepted valuation practices.

We also estimated the fair value of our reporting units using the guideline company method. Under this method we performed an analysis to identify a group of publicly-traded companies that were comparable to each reporting unit. We calculated an implied EBITDA multiple (e.g., invested capital/ EBITDA) for each of the guideline companies and selected either the high, low or average multiple depending on various facts and circumstances surrounding the reporting unit and applied it to that reporting units’ trailing twelve month EBITDA. Although we estimate the fair value of our reporting units using the guideline method, we do so for corroborative purposes, and place primary weight on the discounted cash flow method.

The preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period.

Goodwill impairment. During the fourth quarter of 2008, we determined that goodwill associated with the Interconnection reporting unit was impaired and recorded a charge of $13.2 million in the consolidated statements of operations. During the first quarter of 2009, we determined that goodwill associated with the Interconnection reporting unit had become further impaired and recorded a charge of $5.3 million. We believe that the global economic crisis, the economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill. We believe that the global economic crisis and the economic conditions within the semiconductor end-market worsened from the fourth quarter of 2008 to the first quarter of 2009, leading to the second impairment charge.

The fair value and carrying value of the Interconnection reporting unit after the impairment charges in the first quarter of 2009 were $15.1 million and $14.1 million, respectively. The fair value and carrying value of the Interconnection reporting unit as of October 1, 2009 were $26.7 million and $14.7 million, respectively. Our financial performance changed significantly during 2009. For example, our net revenue during the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 was $239.0 million, $255.4 million, $302.5 million and $338.1 million, respectively. We believe these changes generally follow the pattern of the performance in the various end-markets served by our customers.

In the quarter ended December 31, 2010, we evaluated our goodwill for impairment and determined that the fair values of the reporting units exceeded their carrying values on that date. Should certain assumptions used in the development of the fair values of our reporting units change, we may be required to recognize additional goodwill impairments. The estimated fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units used in those analyses exceeded their carrying values by approximately 215%, 180%, 60% and 190%, respectively.

We did not prepare updated interim goodwill impairment analyses as of December 31, 2010 for any reporting unit, as we believed, based on our financial performance during the fourth quarter of 2010, the financial forecasts and the improvement in the global economy and the end-markets our customers serve, that there were no indicators of potential impairments.

Types of events that could result in a goodwill impairment. As noted above, the preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period. We believe that a “double-dip” in the global economy, a scenario in which there is a short period of growth following the bottom of a recession, followed immediately by another sharp decline that results in another recession could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.

Indefinite-lived intangible assets. We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. During the fourth quarter of 2010, we evaluated our indefinite-lived intangible assets for impairment and determined that the fair values of the indefinite-lived trade names exceeded their carrying values at that time. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.

Definite-lived intangible assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our definite-lived intangible assets are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying amount over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology depending on the nature of the intangible asset. During the first quarter of 2009, we determined that certain intangible assets associated with the Interconnection reporting unit were impaired, and we recorded a charge of $14.6 million. We believe that the global economic crisis, the economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of intangible assets.

Impairment of long-lived assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about future conditions within us and the industry. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets.

Income taxes

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce the deferred tax assets to an amount that, in our judgment, is more likely than not to be recovered.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Pension and post-employment benefit plans

We sponsor various pension and post-employment benefit plans covering our employees in several countries. The estimates of our obligations and related expense of these plans recorded in our financial statements are based on certain assumptions. The most significant assumptions relate to the discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by us. The difference between these assumptions and actual experience results in the recognition of an asset or liability. If total net actuarial (gain)/loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the benefit plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in our financial statements. In estimating this rate, we consider rates of return on high-quality fixed income investments included in various published bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.

The rate of increase in healthcare costs directly impacts the estimate of our future obligations in connection with our post-employment medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plans.

Share-Based Payment Plans

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that a company measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted stock units, and recognize as compensation expense over the requisite service period.

Prior to our IPO, our outstanding option awards were divided into three tranches. The first tranche is subject to time vesting. The second and third tranches are subject to time vesting and, additionally, the completion of a liquidity event that results in specified returns on the Sponsors’ investment. During the third quarter of 2009, Tranche 3 options were converted to Tranche 2 options. During the first quarter of 2010 we completed our IPO, which converted all Tranche 2 and 3 options to time vesting only.

The fair value of the Tranche 1 options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, dividend yield, expected volatility, risk-free interest rate and expected term. The expected term of the time vesting options was based on the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. Also, because of our lack of history as a public company, we consider the historical and implied volatility of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options. Ultimately, we utilize the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from our board of directors.

Since completion of our IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our stock on the New York Stock Exchange (“NYSE”) on the date of the grant. Prior to our stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involved the use of significant judgments and estimates. Each valuation analysis of our ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (e.g., enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Off-Balance Sheet Arrangements

From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations arise in two contexts. First, in connection with any asset sales by us, the asset sale agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as sales agreements, which contain indemnification provisions relating to product quality, intellectual property infringement and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Any future liabilities due to these indemnities cannot be reasonably estimated or accrued.

In May 2009, Sensata Technologies, Inc. (“STI”), our indirect and wholly-owned subsidiary, negotiated a transition production agreement with Engineered Materials Solutions, LLC, or “EMS,” to ensure the continuation of supply of certain materials. EMS is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The

Electrical Contact Systems, or “ECS,” business unit of EMS was our primary supplier for electrical contacts used in the manufacturing of certain of our controls products. We entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. We extended the transition production agreement with EMS on February 4, 2010, and it expired on May 31, 2010. We have transitioned to alternative suppliers for these materials. A letter of credit issued to the consignor under a silver consignment agreement was cancelled in August 2010. We settled the agreements with the consignor and EMS during the third quarter of 2010 for an immaterial amount.

Because we purchase various types of raw materials and component parts from suppliers, such as from EMS as described above, we may be materially and adversely affected by failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. This risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective. As we continually review the performance and price competitiveness of our suppliers, we may occasionally seek to engage new suppliers with which we have little or no experience. For example, we do not have a prior relationship with all of the suppliers that we are qualifying for the supply of contacts. The use of new suppliers can pose technical, quality and other risks. See Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently issued accounting standards to be adopted in 2011

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

Accounting standards adopted during the year ended December 31, 2010

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which eliminated the requirement under Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”) for SEC registrants to disclose the date through which they have evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance, and we adopted its provisions as of the issuance of the Quarterly Report for the period ended March 31, 2010. The adoption of ASU 2010-09 was for disclosure purposes only and did not have any effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amended ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amended ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. We adopted these provisions as of January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of ASU 2010-06 did not and will not have any effect on our financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

We do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

Given the leveraged nature of our company, we have significant exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on our outstanding and forecasted debt, we have executed interest rate swaps, interest rate collars and interest rate caps. These derivatives are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”)

In June 2006, we executed U.S. dollar interest rate swap contracts covering $485.0 million of variable rate debt. The interest rate swaps amortize from $485.0 million on the effective date to $25.0 million at maturity in January 2011. We entered into the interest rate swaps to hedge a portion of our exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of our variable rate debt to fixed rates.

No ineffective portion was recorded to earnings during fiscal years 2010, 2009 or 2008. The critical terms of the interest rate swap are identical to those of the designated variable rate debt under our Senior Secured Credit Facility. The 3-month LIBOR rate was 0.30% as of December 31, 2010 and 0.25% as of December 31, 2009.

The terms of the swap as of December 31 are shown in the following table:

Year	Current Notional Principal Amount (U.S. dollars in millions)	Maturity Date	Index	Strike Price
2010	$ 25.0	January 27, 2011	3 Month LIBOR	5.377%
2009	$115.0	January 27, 2011	3 Month LIBOR	5.377%

In June 2006, we executed several Euro interest rate collar contracts covering €750.0 million of variable rate debt. Since June 2006, certain Euro interest rate collars have expired. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our Euro-denominated debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on our Euro-denominated variable rate debt at prevailing market rates. The 3-month EURIBOR rate was 1.01% as of December 31, 2010 and 0.7% as of December 31, 2009.

The terms of the collars as of December 31 are shown in the following table:

Year	Current Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
2010	€190.0	Amortizing	July 28, 2008	April 27, 2011	4.40%	3.55% – 4.40%	3.55%
2009	€245.0	Amortizing	July 28, 2008	April 27, 2011	4.40%	3.55% – 4.40%	3.55%

In March 2009, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro-denominated term loans.

The terms of the interest rate caps as of December 31, 2010 and 2009 are shown in the following table:

Current Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
$600.0	Amortizing	March 5, 2009	April 29, 2013	5.00%
€100.0	Amortizing	March 5, 2009	April 29, 2013	5.00%

As of December 31, 2010, we had Euro-denominated debt of €557.6 million ($739.7 million).

The significant components of our long-term debt are as follows:

(Dollars in millions)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2010	Fair value as of December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.09%	$907.3	$884.0
Senior secured term loan facility (€380.5 million)	2.79%	504.7	482.8
Senior Notes (denominated in U.S. dollars)	8.00%	201.2	206.9
Senior Subordinated Notes (€177.1 million)	9.00%	235.0	248.6

Total(1)		$1,848.2	$1,822.3

(1)	Total outstanding balance excludes capital leases and other financing obligations of $41.5 million.

Sensitivity Analysis

As of December 31, 2010, we had total U.S. dollar and Euro-denominated variable rate debt with an outstanding balance of $1,412.0 million issued under our Senior Secured Credit Facility, as follows:

•

$907.3 million of U.S. dollar-denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $9.2 million. This increase would not be offset by our variable to fixed interest rate swaps as of December 31, 2010.

•

€380.5 million (equivalent to $504.7 million as of December 31, 2010) of Euro-denominated variable rate debt. An increase of 100 basis points in the EURIBOR rate would result in additional annual interest expense of $5.1 million at an exchange rate of $1.33 to €1.00 as of December 31, 2010. Depending upon prevailing EURIBOR rates, this increase may be offset by a reduction in interest expense resulting from our €190 million of interest rate collars.

We have $201.2 million of 8.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would (decrease)/increase by $6.1 million.

We have €177.1 million (equivalent to $235.0 million as of December 31, 2010) of 9.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would (decrease)/increase by $10.5 million.

As of December 31, 2009, we had Euro-denominated debt of €698.7 million ($1,002.1 million).

The significant components of our long-term debt were as follows:

(Dollars in millions)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2009	Fair value as of December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.75%	$916.7	$819.1
Senior secured term loan facility (€384.4 million)	3.56%	551.4	476.2
Senior Notes (denominated in U.S. dollars)	8.00%	340.0	333.0
Senior Subordinated Notes (€177.3 million)	9.00%	254.3	240.6
Senior Subordinated Notes (€137.0 million)	11.25%	196.5	194.5

Total(1)		$2,258.9	$2,063.4

(1)	Total outstanding balance excludes capital leases and other financing obligations of $41.9 million.

Sensitivity Analysis

As of December 31, 2009, we had U.S. dollar and Euro-denominated variable rate debt with an outstanding balance of $1,468.1 million issued under our Senior Secured Credit Facility, as follows:

•

$916.7 million of U.S. dollar-denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would have resulted in additional annual interest expense of $9.3 million. This increase would have been offset by a reduction of $3.2 million in interest expense resulting from our $115.0 million of variable to fixed interest rate swaps adjusted for quarterly amortization.

•

€384.4 million (equivalent to $551.4 million as of December 31, 2009) of variable rate debt. An increase of 100 basis points in the EURIBOR rate would have resulted in additional annual interest expense of $5.6 million at an exchange rate of $1.43 to €1.00 as of December 31, 2009. Depending upon prevailing EURIBOR rates, this increase may have been offset by a reduction in interest expense resulting from our €245.0 million of interest rate collars.

As of December 31, 2009, we had $340.0 million of 8.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would have (decreased)/increased by $11.9 million.

We had €177.3 million (equivalent to $254.3 million as of December 31, 2009) of 9.0% fixed rate debt. If market rates relating to this debt increased /(decreased) by 100 basis points, the fair value of the debt would have (decreased)/ increased by $11.3 million.

We had €137.3 million (equivalent to $196.5 million as of December 31, 2009) of 11.25% fixed rate debt. If market rates relating to this debt (decreased)/ increased by 1 percentage point, the fair value of the debt would increased/ (decreased) by $6.2 million.

Foreign Currency Risks

We are also exposed to market risk from changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment under ASC 815 which may result in volatility to earnings depending upon fluctuations in the underlying markets.

Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, British pound, Brazilian real and Singapore dollar. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.

Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows on our outstanding debt, in December 2009, we executed a foreign currency call option. This instrument was not designated as a hedge for accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of the derivative in the statement of operations as a gain or loss within Currency translation gain and other, net.

The terms of the Euro call option as of December 31, 2009 were as follows:

Current Notional Principal Amount (Euros in millions)	Final Maturity Date	Strike Price
€100.0	May 24, 2010	$1.55 to €1.00

The table below presents our Euro-denominated financial instruments and other net monetary assets as of December 31, 2010 and 2009 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% increase/(decrease) to the U.S. dollar to Euro currency exchange rate.

(Amounts in millions)	Asset (liability) balance as of December 31, 2010		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Debt	€(557.6)	$(739.7)	$(74.0)	$74.0
Interest rate collars	€(1.4)	$(1.8)	$(0.2)	$0.2
Interest rate cap	€0.0	$0.0	$0.0	$0.0
Other net monetary assets(1)	€18.8	$25.0	$2.5	$(2.5)

(Amounts in millions)	Asset (liability) balance at December 31, 2009		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Debt	€(698.7)	$(1,002.1)	$(100.2)		$100.2
Interest rate collar	€(5.8)	$(8.6)	$(0.9)		$0.9
Interest rate cap	€0.1	$0.2	$—	$	(—)
Euro call option	€0.7	$1.0	$0.1		$(0.1)
Other monetary net assets(1)	€47.5	$68.1	$6.8		$(6.8)

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations and other long-term liabilities.

Commodity Risk

We enter into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, aluminum, nickel and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain and other, net. During fiscal years 2010, 2009 and 2008, we recognized a net gain/(loss) of $9.1 million, $2.6 million and $(8.3) million, respectively, associated with these derivatives.

The table below presents our commodity forward contracts as of December 31, 2010 and 2009 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity. The table below excludes $0.7 million and $0.5 million of assets related to amounts realized but not yet settled as of December 31, 2010 and 2009, respectively.

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Asset balance as of December 31, 2010	Notional	Weighted Average Contract Price Per Unit	Average Forward Price as of December 31, 2010	Expiration
						10% increase in the forward price	10% (decrease) in the forward price
Silver	$3.7	650,687 troy oz.	25.17	31.02	Various dates during 2011	$2.0	$(2.0)
Gold	$0.6	6,718 troy oz.	1,370.23	1,425.89	Various dates during 2011	$0.9	$(0.9)
Copper	$1.8	2,210,800 pounds	3.49	4.33	Various dates during 2011	$0.9	$(0.9)
Nickel	$0.2	197,122 pounds	10.10	11.19	Various dates during 2011	$0.2	$(0.2)
Aluminum	$0.2	1,505,056 pounds	1.01	1.13	Various dates during 2011	$0.2	$(0.2)

Commodity	Asset (liability) balance at December 31, 2009	Notional	Weighted Average Contract Price Per Unit	Average Forward Price as of December 31,2009	Expiration	Increase/(decrease) to pre-tax earnings due to
						10% increase in the forward price	10% (decrease) in the forward price
Silver	$(0.2)	273,695 troy oz.	$17.50	$16.85	Various dates during 2010	$0.5	$(0.5)
Gold	$—	1,984 troy oz.	$1,106.71	$1,097.15	Various dates during 2010	$0.2	$(0.2)
Nickel	$—	207,912 pounds	$8.36	$8.43	Various dates during 2010	$0.2	$(0.2)
Aluminum	$0.2	1,886,077 pounds	$0.94	$1.02	Various dates during 2010	$0.2	$(0.2)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements

The following consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules

The following schedules are included elsewhere in this Annual Report on Form 10-K.

Schedule I—Condensed Financial Information of the Registrant

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Sensata Technologies Holding N.V.

We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the index at Item 15(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 31, 2011

SENSATA TECHNOLOGIES HOLDING N.V.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$493,662	$148,468
Accounts receivable, net of allowances of $10,655 and $12,739 as of December 31, 2010 and 2009, respectively	198,245	180,839
Inventories	140,949	125,375
Deferred income tax assets	6,566	12,419
Prepaid expenses and other current assets	25,006	19,627
Assets held for sale	559	559

Total current assets	864,987	487,287
Property, plant and equipment at cost	450,922	400,140
Accumulated depreciation	(216,109)	(180,523)

Property, plant and equipment, net	234,813	219,617

Goodwill	1,528,954	1,530,570
Other intangible assets, net	723,144	865,531
Deferred income tax assets	4,526	5,543
Deferred financing costs	25,742	41,147
Other assets	5,831	17,175

Total assets	$3,387,997	$3,166,870

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$16,779	$17,139
Accounts payable	132,828	122,834
Income taxes payable	6,855	8,384
Accrued expenses and other current liabilities	94,030	92,341
Deferred income tax liabilities	4,608	823

Total current liabilities	255,100	241,521
Deferred income tax liabilities	179,089	165,477
Pension and post-retirement benefit obligations	43,021	49,525
Capital lease and other financing obligations, less current portion	39,544	40,001
Long-term debt, less current portion	1,833,370	2,243,686
Other long-term liabilities	30,092	39,502
Commitments and contingencies

Total liabilities	2,380,216	2,779,712
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 173,522,647 and 144,068,541 shares issued as of December 31, 2010 and 2009, respectively	2,224	1,825
Treasury shares, at cost, 11,973 shares as of December 31, 2010 and 2009	(136)	(136)
Due from SCA	—	(17)
Additional paid-in capital	1,530,789	1,050,373
Accumulated deficit	(497,638)	(627,688)
Accumulated other comprehensive loss	(27,458)	(37,199)

Total shareholders’ equity	1,007,781	387,158

Total liabilities and shareholders’ equity	$3,387,997	$3,166,870

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Consolidated Statements of Operations

(Thousands of U.S. dollars)

	For the year ended December 31,
	2010	2009	2008
Net revenue	$1,540,079	$1,134,944	$1,422,655
Operating costs and expenses:
Cost of revenue	948,070	742,080	951,763
Research and development	24,664	16,796	38,256
Selling, general and administrative	194,623	126,952	166,625
Amortization of intangible assets and capitalized software	144,514	153,081	148,762
Impairment of goodwill and intangible assets	—	19,867	13,173
Restructuring	(138)	18,086	24,124

Total operating costs and expenses	1,311,733	1,076,862	1,342,703

Profit from operations	228,346	58,082	79,952
Interest expense	(106,400)	(150,589)	(197,840)
Interest income	1,020	573	1,503
Currency translation gain and other, net	45,388	107,695	55,467

Income / (loss) from continuing operations before income taxes	168,354	15,761	(60,918)
Provision for income taxes	38,304	43,047	53,531

Income / (loss) from continuing operations	130,050	(27,286)	(114,449)
Loss from discontinued operations, net of tax of $0	—	(395)	(20,082)

Net income / (loss)	$130,050	$(27,681)	$(134,531)

Basic net income / (loss) per share:
Continuing operations	$0.78	$(0.19)	$(0.79)
Discontinued operations	—	(0.00)	(0.14)

Total basic net income / (loss) per share	$0.78	$(0.19)	$(0.93)

Diluted net income / (loss) per share:
Continuing operations	$0.75	$(0.19)	$(0.79)
Discontinued operations	—	(0.00)	(0.14)

Total diluted net income / (loss) per share	$0.75	$(0.19)	$(0.93)

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income/(loss)	$130,050	$(27,681)	$(134,531)
Net loss from discontinued operations	—	(395)	(20,082)

Income/(loss)from continuing operations	130,050	(27,286)	(114,449)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	38,628	48,427	51,361
Amortization of deferred financing costs	8,564	9,055	10,698
Currency translation (gain)/loss on debt	(72,816)	13,559	(53,209)
Loss/(gain) on repurchases of outstanding Senior and Senior Subordinated Notes	23,474	(120,123)	(14,961)
Share-based compensation	25,421	2,233	2,108
Amortization of intangible assets and capitalized software	144,514	153,081	148,762
Loss on sale and disposal of assets	119	3,665	364
Deferred income taxes	24,267	25,763	29,153
Impairment of goodwill and intangible assets	—	19,867	13,173
Increase/(decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(17,406)	(35,080)	66,475
Inventories	(15,574)	13,853	26,662
Prepaid expenses and other current assets	(2,646)	13,142	(4,770)
Accounts payable and accrued expenses	3,174	61,576	(108,096)
Income taxes payable	(1,529)	(912)	6,019
Accrued retirement	(1,319)	577	(4,627)
Other	13,125	6,583	7,255

Net cash provided by operating activities from continuing operations	300,046	187,980	61,918
Net cash used in operating activities from discontinued operations	—	(403)	(14,437)

Net cash provided by operating activities	300,046	187,577	47,481

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(52,912)	(14,959)	(40,963)
Proceeds from sale of assets	364	585	2,300
Payments on Euro call option	—	(1,075)	—
Acquisition of Airpax business, net of cash received	—	—	175

Net cash used in investing activities from continuing operations	(52,548)	(15,449)	(38,488)
Net cash provided by/(used in) investing activities from discontinued operations	—	372	(225)

Net cash used in investing activities	(52,548)	(15,077)	(38,713)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	433,539	—	—
Proceeds from exercise of stock options	21,855	—	—
Payments on U.S. term loan facility	(9,500)	(9,500)	(9,500)
Payments on Euro term loan facility	(5,217)	(5,587)	(5,968)
Payments on capitalized lease and other financing obligations	(4,638)	(4,159)	(1,217)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(338,343)	(57,242)	(6,674)
Proceeds from issuance of restricted securities	—	6	—
Advance to shareholder	—	(266)	—
Payments to repurchase Ordinary Shares	—	—	(136)
(Payments on)/proceeds from revolving credit facility, net	—	(25,000)	25,000
Proceeds from capital lease and other financing arrangements	—	—	12,597
Payments of debt issuance cost	—	—	(5,211)

Net cash provided by/(used in) financing activities	97,696	(101,748)	8,891

Net change in cash and cash equivalents	345,194	70,752	17,659
Cash and cash equivalents, beginning of year	148,468	77,716	60,057

Cash and cash equivalents, end of year	$493,662	$148,468	$77,716

Supplemental cash flow items:
Cash paid for interest	$107,109	$112,389	$205,997
Cash paid for income taxes	$22,184	$18,524	$17,599

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Consolidated Statements of Changes in Shareholders’ Equity

(Thousands of U.S. dollars)

	Ordinary Shares		Treasury Shares		Due from SCA	Additional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Loss	Total Share- holders’ Equity	Compre- hensive (Loss)/ Income
	Number	Nominal Value	Number	Nominal Value
Balance as of December 31, 2007	144,068,541	$1,819	—	$—	$(17)	$1,046,032	$(465,476)	$(16,048)	$566,310
Repurchase of ordinary shares	—	—	(11,973)	(136)	—	—	—	—	(136)
Share-based compensation	—	—	—	—	—	2,108	—	—	2,108
Comprehensive loss:
Net loss	—	—	—	—	—	—	(134,531)	—	(134,531)	$(134,531)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	—	—	(5,371)	(5,371)	(5,371)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $1,034	—	—	—	—	—	—	—	(24,603)	(24,603)	(24,603)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(1)	—	—	—	—	—	—	—	221	221	221
Settlement loss, net of tax of $(29)	—	—	—	—	—	—	—	1,334	1,334	1,334

Other comprehensive loss										(28,419)

Comprehensive loss										$(162,950)

Balance as of December 31, 2008	144,068,541	$1,819	(11,973)	$(136)	$(17)	$1,048,140	$(600,007)	$(44,467)	$405,332
Issuance of restricted securities	—	6	—	—	—	—	—	—	6
Share-based compensation	—	—	—	—	—	2,233	—	—	2,233
Advance to shareholder	—	—	—	—	(266)	—	—	—	(266)
Settlement of administrative service fee by offsetting amounts due from SCA	—	—	—	—	266	—	—	—	266
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,681)	—	(27,681)	$(27,681)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	—	—	(999)	(999)	(999)
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(3,638)	—	—	—	—	—	—	—	4,888	4,888	4,888
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(318)	—	—	—	—	—	—	—	502	502	502
Amortization of prior service cost included in net periodic pension cost, net of tax of $0	—	—	—	—	—	—	—	768	768	768
Settlement loss, net of tax of $(1,401)	—	—	—	—	—	—	—	2,109	2,109	2,109

Other comprehensive income										7,268

Comprehensive loss										$(20,413)

Balance as of December 31, 2009	144,068,541	$1,825	(11,973)	$(136)	$(17)	$1,050,373	$(627,688)	$(37,199)	$387,158
Issuance of Ordinary Shares	26,315,789	357	—	—	—	433,182	—	—	433,539
Stock options exercised	3,063,997	41	—	—	—	21,813	—	—	21,854
Vesting of restricted ordinary shares	74,320	1	—	—	—	—	—	—	1
Share-based compensation	—	—	—	—	—	25,421	—	—	25,421
Settlement of amount due from SCA	—	—	—	—	17	—	—	—	17
Comprehensive income:
Net income	—	—	—	—	—	—	130,050	—	130,050	$130,050
Other comprehensive income:
Unrealized gain on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	—	—	8,615	8,615	8,615
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(772)	—	—	—	—	—	—	—	997	997	997
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(167)	—	—	—	—	—	—	—	281	281	281
Amortization of prior service cost included in net periodic pension cost, net of tax of $(4)	—	—	—	—	—	—	—	4	4	4
Plan amendment	—	—	—	—	—	—	—	(165)	(165)	(165)
Settlement loss, net of tax of $(3)	—	—	—	—	—	—	—	9	9	9

Other comprehensive income										9,741

Comprehensive income										$139,791

Balance as of December 31, 2010	173,522,647	$2,224	(11,973)	$(136)	$—	$1,530,789	$(497,638)	$(27,458)	$1,007,781

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation

Description of Business

The consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies Holding N.V. (“Sensata Technologies Holding”) and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” or “us”. We are a majority-owned subsidiary of Sensata Investment Company S.C.A. (“SCA”). The share capital of SCA is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management.

On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business (“S&C” or “Predecessor”) of Texas Instruments Incorporated (“TI” or “Texas Instruments”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “2006 Acquisition”). The 2006 Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

We are incorporated under the laws of the Netherlands, and were purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. We conduct our business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. We organize our operations into the sensors and controls businesses.

Our sensors business is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

On March 16, 2010, we completed the initial public offering (“IPO”) of our ordinary shares in which we sold 26,315,789 ordinary shares and our existing shareholders and certain employees sold 5,284,211 ordinary shares at a public offering price of $18.00 per share. The net proceeds of the IPO to us, excluding $2.5 million of proceeds from the exercise of stock options, totaled approximately $433.5 million after deducting the underwriters’ discounts and commissions and offering expenses. On April 12, 2010, we announced that the underwriters of our IPO exercised their option to purchase an additional 4,740,000 ordinary shares from selling shareholders at a price of $18.00 per share, which included 353,465 ordinary shares obtained by certain selling shareholders through the exercise of options to purchase ordinary shares. The sale of the additional ordinary shares closed on April 14, 2010. We did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.

On November 17, 2010, we completed a secondary public offering of our ordinary shares in which our existing shareholders and certain employees sold 23,000,000 ordinary shares at an offering price of $24.10 per share. The net proceeds to us of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $3.7 million. After this offering, SCA owned approximately 64.7% of our ordinary shares.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows and changes in shareholders’ equity.

All intercompany balances and transactions have been eliminated.

All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

Reclassification

Certain reclassifications have been made to prior periods to conform to current period presentation.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise our judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods.

Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of share-based compensation, the determination of accrued expenses, certain asset valuations including deferred tax asset valuations, the useful lives of property and equipment, post-retirement obligations and the accounting for business combinations. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of change in value, and have original maturities of three months or less.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our revenue and have been within our estimates.

Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Share-Based Compensation

ASC Topic 718, Compensation—Stock Compensation, or “ASC 718,” requires that a company measure at fair value any new or modified share-based compensation arrangements with employees and recognize as compensation expense that fair value over the requisite service period.

We estimated the fair value of Tranche 1 options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, dividend yield, expected volatility, risk-free interest rate and expected term. The expected term of these options is based on the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”), in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We consider the historical and implied volatility of publicly-traded companies within our peer group when selecting the appropriate volatility to apply to the options. Ultimately, we utilize the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on our judgment with input from our Board of Directors.

Since completion of our IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our stock on the New York Stock Exchange (“NYSE”) on the date of the grant. Prior to our stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involved the use of significant judgments and estimates. Each valuation analysis of our ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares.

In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of the Tranche 2 and 3 options was estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of Tranche 1 options in addition to assumed time to liquidity and probability of an IPO versus a disposition. The assumed time to liquidity and probability of an IPO versus a disposition were based on management’s judgment with input from our Board of Directors. There were no Tranche 2 or 3 grants in 2010.

Under the fair value recognition provisions of ASC 718, we recognize share-based compensation expense net of estimated forfeitures and, therefore, only recognize compensation cost for those awards expected to vest over the service period of the awards. Our estimated forfeiture rate at December 31, 2010 was 11% for employees and 0% for directors.

Share-based compensation expense is recognized as a component of selling, general and administrative (“SG&A”) expense which is consistent with where the related employee costs are recorded. Refer to further discussion of share-based payments in Note 10.

We issue new ordinary shares from our pool of authorized ordinary shares in the event of an option exercise.

Financial Instruments

We account for our derivative financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and with ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not use derivative financial instruments for trading or speculation purposes.

We report cash flows arising from our derivative financial instruments consistent with the classification of cash flows from the underlying hedged items that the derivatives are hedging. Accordingly, cash flows associated with our interest rate swaps, interest rate collars, interest rate caps and commodity forward contracts are classified in cash flows from operating activities in the consolidated statements of cash flows. The initial cash flows associated with the purchase of our foreign currency call option was classified in cash flows from investing activities in the consolidated statements of cash flows.

The fair value of interest rate derivatives is based upon valuation models that use as inputs swaps and zero coupon rates that are obtained from independent data sources that are readily available to market participants. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fell below or exceeded the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Interest rate caps are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates exceed the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

We may enter into foreign currency contracts to reduce our exposure to variability in cash flows on our outstanding debt. Foreign currency call options are valued using the market standard methodology of discounting future expected cash flows based on a forward curve, option market volatility and probability of the option strike resetting in-the-money.

We enter into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these derivatives as a gain or loss as a component of Currency translation gain and other, net in the consolidated statement of operations. The fair value of these forward contracts is determined by reference to forward prices associated with these commodities.

We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral.

Refer to further discussion on derivative instruments in Note 15.

Derivative financial instruments: We maintain derivative financial instruments, including interest rate swaps, collars and caps, and commodity forward contracts, with major financial institutions of investment grade credit rating and monitor the amount of credit exposure to any one issuer.

Trade accounts receivable: Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. Our largest customer accounted for approximately 8% and 7% of our net revenue for the year ended December 31, 2010 and 2009, respectively.

Advertising Costs

Advertising and other promotional costs are expensed as incurred, and were $690, $304 and $1,035 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, no advertising costs were reported as assets in our consolidated balance sheets.

Goodwill and Other Intangible Assets

Businesses acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, or “ASC 350,” goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year. We establish our reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.

Goodwill: We perform an annual impairment review of goodwill in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, the operational performance and the financial forecasts of the business. We estimate the fair value of reporting units using discounted cash flow models based on our most recent long-range plans giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value to the net book value of each reporting unit, including goodwill. The preparation of forecasts of revenue growth and profitability for use in the long-range plan, the selection of the discount rate and the terminal year multiple involve significant judgments. Changes to the forecasts, the discount rate selected or the terminal year multiple could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.

If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, which comprises additional factors in assessing the fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Intangible assets: Identified intangible assets, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Costs incurred to renew or extend the term of an intangible asset are capitalized and amortized over the remaining useful life of the intangible asset. No such costs were incurred during the years ended December 31, 2010, 2009 and 2008.

Impairment of definite-lived intangible assets: Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our definite-lived intangible assets to be held and used are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by using the appropriate income approach valuation methodology.

Impairment of indefinite-lived intangible assets: We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires us to make assumptions about future conditions impacting the value of the indefinite- lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We determine fair value by using the appropriate income approach methodology.

As a result of the annual goodwill impairment review in the fourth quarter of 2008, we determined that the goodwill associated with our Interconnection reporting unit was impaired and, therefore, recorded a charge of $13,173 in the consolidated statement of operations for the year ended December 31, 2008. During the first quarter of 2009, we again performed a review of goodwill and intangible assets for potential impairment since indicators were present and concluded that goodwill and intangible assets associated with the Interconnection reporting unit were impaired and recorded a charge of $19,867, of which $5,293 related to goodwill and $14,574 related to intangible assets. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill (refer to Note 5).

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 6 to 10 years). In connection with the original issuance of the term loans under the Senior Secured Credit Facility and the 8% Senior Notes due 2014 (“Senior Notes”) and the 9% Senior Subordinated Notes due 2016, we recorded deferred financing costs of $78,590. Additional financing costs of $527 and $3,758 were incurred in connection with the acquisitions of First Technology Automotive and Special Products (“First Technology Automotive”) and Airpax Holdings, Inc. (“Airpax”), respectively. In 2008, we issued €141.0 million of 11.25% Senior Subordinated Notes to refinance amounts outstanding under our existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. In connection with this issuance, we recorded additional deferred financing costs of $4,723. In 2008, we entered into a financing arrangement associated with our manufacturing facility in Subang Jaya, Malaysia. In connection with this arrangement, we recorded deferred financing costs of $488. Amortization of these costs is included as a component of interest expense in the consolidated statements of operations and amounted to $8,564, $9,055 and $10,698 for the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, we commenced cash tender offers for our Senior Notes and Senior Subordinated Notes. Additionally, during the year, we redeemed all of our outstanding 11.25% Senior Subordinated Notes. As a result of these transactions, we incurred charges for the write-off of debt issuance costs of $6.8 million. The charges were included in Currency translation gain and other, net.

During the year ended December 31, 2009, we repurchased $110.0 million of our outstanding Senior Notes and €54.3 million (or $72.5 million) of our outstanding Senior Subordinated Notes. Additionally, during the year ended December 31, 2008, we repurchased €17.4 million (or $22.4 million) of our outstanding 9% Senior Subordinated Notes. As a result of these repurchases, we incurred charges for the write-off of deferred financing costs of $5.3 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. The charges were included in Currency translation gain and other, net.

Deferred financing costs recognized in the consolidated balance sheets were $25,742 and $41,147 as of December 31, 2010 and 2009, respectively.

Income Taxes

We provide for income taxes utilizing the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse or settle. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in the consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.

Pension and Other Post-Retirement Benefit Plans

We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. We update these assumptions annually. The difference between these assumptions and actual experience results in the recognition of an asset or liability. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate, we consider rates of return on high-quality fixed-income investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.

The rate of increase in healthcare costs directly impacts the estimate of our future obligations in connection with our post-employment medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plans.

Allowance for Losses on Receivables

The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate the allowance on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables determined by reference to past default experience. Customers are generally not required to provide collateral for purchases.

Management judgments are used to determine when to charge off uncollectible trade accounts receivable. We base these judgments on the age of the receivable, credit quality of the customer, current economic conditions and other factors that may affect a customer’s ability to pay.

During the years ended December 31, 2010, 2009 and 2008, (reductions)/provisions to the allowance for losses on receivables recognized within selling, general and administrative expense, totaled $(2,296), $3,764 and $1,411, respectively.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process and finished goods is determined based on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value.

Property, Plant and Equipment and Other Capitalized Costs

Property, plant and equipment (“PP&E”) are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. Depreciable lives of plant and equipment are as follows:

Building and improvement	2 – 40 years
Machinery and equipment	2 – 10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated economic useful lives of the improvements. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense associated with capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Net unrealized loss on derivatives	$(3,190)	$(11,805)
Defined benefit pension and retiree healthcare plans	(24,268)	(25,394)

	$(27,458)	$(37,199)

Amounts recorded in accumulated other comprehensive loss are net of tax expense of $5,298 and $4,353 as of December 31, 2010 and 2009, respectively.

Foreign Currency

For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation gain and other, net in the consolidated statements of operations. We have recorded currency gains/(losses) of $65,554, $(13,212) and $48,222 for the years ended December 31, 2010, 2009 and 2008, respectively.

Currency translation gain and other, net

Currency translation gain and other, net for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	For the year ended December 31,
	2010	2009	2008
Currency translation gain/(loss) on debt	$72,816	$(13,559)	$53,209
Currency translation (loss)/gain on net monetary assets	(7,262)	347	(4,987)
(Loss)/gain on repurchases of outstanding Senior and Senior Subordinated Notes, net of write-off of deferred financing costs	(23,474)	120,123	14,961
Gain/(loss) on commodity forward contracts	9,140	2,590	(8,250)
Loss on Euro call option	(993)	(82)	—
Loss on assets held for sale	—	(1,636)	—
Loss on the release of tax related indemnification assets and other tax items	(5,221)	—	—
Other gain/(loss)	382	(88)	534

	$45,388	$107,695	$55,467

Recently issued accounting standards to be adopted in 2011:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

Accounting standards adopted during the year ended December 31, 2010:

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, or “ASU 2010-09,” which eliminated the requirement under ASC Topic 855, Subsequent Events, or “ASC 855” for Securities and Exchange Commission (“SEC”) registrants to disclose the date through which they have evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance, and we adopted its provisions as of the issuance of the Quarterly Report for the period ended March 31, 2010. The adoption of ASU 2010-09 was for disclosure purposes only and did not have any effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or “ASU 2010-06,” which amended ASC Topic 820, Fair Value Measurement and Disclosure, or “ASC 820” to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amended ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. We adopted these provisions as of January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of ASU 2010-06 did not and will not have any effect on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation, or “ASC 810,” which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. We adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on our financial position or results of operations.

3. Property, Plant and Equipment

PP&E as of December 31, 2010 and 2009 consisted of the following:

	Depreciable Lives	December 31, 2010	December 31, 2009
Land	—	$19,458	$19,458
Buildings and improvements	2 – 40 years	134,888	130,330
Machinery and equipment	2 – 10 years	296,576	250,352

		450,922	400,140
Less accumulated depreciation		(216,109)	(180,523)

Total		$234,813	$219,617

Depreciation expense for PP&E, including amortization of capitalized leases, totaled $38,628, $48,427 and $51,361 for the years ended December 31, 2010, 2009 and 2008, respectively.

PP&E is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment. We cease recording depreciation on assets that are classified as held for sale. The net carrying values of the assets which have been classified as Assets held for sale as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Standish, Maine facility	$238	$238
Matamoros, Mexico facility	321	321

	$559	$559

During the years ended December 31, 2009 and 2008, we recognized impairment charges related to our former Grand Blanc facility of $459 and $684, respectively, in response to the decline in real estate values in Grand Blanc, Michigan. During 2009, we completed the sale of the Grand Blanc facility. The Grand Blanc facility was part of the sensors business reporting segment.

Additionally, during the year ended December 31, 2009, we recognized an impairment charge of $1,202 related to our Standish facility. As of December 31, 2010, we continued to hold for sale our Standish, Maine facility. The Standish facility is part of our sensors business reporting segment.

We classified assets associated with our former manufacturing facility in Matamoros, Mexico as held for sale. We anticipate the sale of these assets to occur prior to December 31, 2011. These assets are attributed to our Controls reporting segment.

PP&E as of December 31, 2010 and 2009 included the following assets under capital leases:

	December 31, 2010	December 31, 2009
Property under capital leases	$31,753	$31,882
Accumulated depreciation	(7,399)	(5,907)

Net property under capital leases	$24,354	$25,975

4. Inventories

Inventories as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Finished goods	$45,397	$41,931
Work-in-process	25,353	20,627
Raw materials	70,199	62,817

Total	$140,949	$125,375

As of December 31, 2010 and 2009, inventories totaling $3,185 and $2,360, respectively, had been consigned to others.

5. Goodwill and Other Intangible Assets

The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2007	$1,166,567	$—	$1,166,567	$389,435	$—	$389,435	$1,556,002	$—	$1,556,002
Airpax acquisition—purchase accounting adjustments	—	—	—	(6,056)		(6,056)	(6,056)		(6,056)
Impairment	—	—	—	—	(13,173)	(13,173)		(13,173)	(13,173)

Balance as of December 31, 2008	1,166,567	—	1,166,567	383,379	(13,173)	370,206	1,549,946	(13,173)	1,536,773
First Technology Automotive acquisition—purchase accounting adjustments	(209)	—	(209)	—	—	—	(209)	—	(209)
Airpax acquisition—purchase accounting adjustments	—	—	—	(701)	—	(701)	(701)	—	(701)
Impairment	—	—	—	—	(5,293)	(5,293)	—	(5,293)	(5,293)

Balance as of December 31, 2009	1,166,358	—	1,166,358	382,678	(18,466)	364,212	1,549,036	(18,466)	1,530,570
First Technology Automotive acquisition—purchase accounting adjustments	(1,553)	—	(1,553)	(63)	—	(63)	(1,616)	—	(1,616)

	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954

Goodwill attributed to the acquisitions above reflect our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above reflect changes in estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and PP&E.

As discussed in Note 2, during the fourth quarter of 2008 and the first quarter of 2009, we determined that goodwill and intangible assets associated with the Interconnection reporting unit were impaired and recorded charges totaling $13,173 (goodwill) and $19,867 (goodwill of $5,293 and intangible assets of $14,574), respectively, in the consolidated statements of operations. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit include our forecast of revenue and earnings, the long-term expected growth rate for the reporting unit, the discount rate, and our forecast of capital expenditures and required working capital investment. Our revenue and earnings forecasts for this business depend on many factors, including the ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets.

As of October 1, 2010, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying value on that date. Should certain assumptions used in the development of the fair value of our reporting units or indefinite-lived intangible assets change, we may be required to recognize additional goodwill or intangible asset impairments.

As discussed in Note 16, in 2009 we revised our accrual related to facility exit and other costs established through purchase accounting for First Technology Automotive and Airpax. As a result, we reduced goodwill by a corresponding amount of $209 related to First Technology Automotive and $701 related to Airpax.

The change in goodwill during 2010 related primarily to a reduction in our restructuring liabilities associated with our obligations on the Farnborough, United Kingdom lease acquired in the First Technology Automotive Acquisition. The reduction was due to the execution of a sublease with more favorable terms than originally anticipated. See Note 16, “Restructuring Costs” for further detail.

Definite-lived intangible assets have been amortized on an accelerated or economic benefit basis over their estimated lives. The following table outlines the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization as of December 31, 2010 and 2009:

	Weighted- Average Life (Years)	December 31, 2010				December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	16	$268,170	$109,115	$2,430	$156,625	$268,170	$85,233	$2,430	$180,507
Customer relationships	10	1,026,840	535,795	12,144	478,901	1,026,840	420,811	12,144	593,885
Non-compete agreements	6	23,400	8,825	—	14,575	23,400	4,711	—	18,689
Tradenames	10	720	440	—	280	720	338	—	382

Total	11	$1,319,130	$654,175	$14,574	$650,381	$1,319,130	$511,093	$14,574	$793,463

During the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense on our definite-lived intangible assets of $143,082, $151,427 and $147,644, respectively. Amortization of these acquisition-related intangible assets is estimated to be $131,609 in 2011, $119,983 in 2012, $105,098 in 2013, $93,323 in 2014 and $84,615 in 2015.

In connection with the 2006 Acquisition, we concluded that our Klixon® brand name is an indefinite-lived intangible asset, as the brand has been in continuous use since 1927, and we have no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the brand name in the purchase price allocation.

In connection with the Airpax Acquisition, we concluded that our Airpax® brandname is an indefinite-lived intangible asset, as the brand has been in continuous use since 1948 and we have no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the brand name in the purchase price allocation.

In addition, other intangible assets recognized on the consolidated balance sheets include capitalized software licenses with gross carrying amounts of $8,973 and $6,849 and net carrying amounts of $4,293 and $3,598 as of December 31, 2010 and 2009, respectively. The weighted-average life for the capitalized software is 4.0 years. During the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense on our capitalized software of $1,432, $1,654 and $1,118, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Accrued interest	$13,533	$27,595
Accrued bonuses	17,006	5,503
Accrued salaries, wages and vacation pay	16,736	14,795
Accrued taxes	6,956	7,911
Accrued restructuring expenses	1,267	4,219
Accrued professional fees	8,130	4,908
Accrued freight, utility and insurance	7,644	7,055
Other payroll related accruals	3,178	2,745
VAT tax payable	2,465	1,480
Deferred income	2,253	2,262
Current portion of pension and post-retirement benefit obligations	902	832
Accrued profit sharing	468	600
Other accrued expenses and current liabilities	13,492	12,436

Total	$94,030	$92,341

7. Debt

Our debt as of December 31, 2010 and 2009 consisted of the following:

	Weighted- Average Interest Rate for the year ended December 31, 2010	December 31, 2010	December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.09%	$907,250	$916,750
Senior secured term loan facility (€380.5 million)	2.79%	504,741	551,350
Senior Notes (denominated in U.S. dollars)	8.00%	201,181	340,006
Senior Subordinated Notes (€177.1 million)	9.00%	234,978	254,303
Senior Subordinated Notes	11.25%	—	196,483
Less: current portion		(14,780)	(15,206)

Long-term debt, less current portion		$1,833,370	$2,243,686

Capital lease and other financing obligations	8.63%	$41,543	$41,934
Less: current portion		(1,999)	(1,933)

Long-term portion of capital lease and other financing obligations		$39,544	$40,001

Senior Secured Credit Facility

On April 27, 2006 (inception), two of our subsidiaries, STBV and Sensata Technologies Finance Company, LLC, entered into a multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as joint lead arrangers (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $150.0 million revolving credit facility; a $950.0 million U.S. dollar-denominated term loan facility; and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance).

Under the $150.0 million revolving credit facility, there is $143.1 million of availability (net of $6.9 million in letters of credit) as of December 31, 2010, and $131.1 million of availability (net of $18.9 million in letters of credit) as of December 31, 2009. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire at various dates before June 2011.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs. Term loans may only be borrowed on the closing date and no amount of term loans once repaid may be reborrowed.

The Senior Secured Credit Facility also provides for an incremental term loan facility and/or incremental revolving credit facility in an aggregate principal amount of $250.0 million. We issued €73.0 million ($95.4 million, at issuance) on December 19, 2006 to finance the purchase of First Technology Automotive, reducing the amount which may be borrowed under the incremental facility to $154.6 million. The incremental facilities rank pari passu in right of payment and security with the other Senior Secured Credit Facilities and mature at the final maturity of the term loan facility and the revolving credit facility, respectively. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of our indirectly wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries located in certain non-U.S. jurisdictions including the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains financial covenants that, among other things, limit our maximum total leverage ratio (total indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization and certain other adjustments (“Adjusted EBITDA”), as defined by the terms of the Senior Secured Credit Facility) and requires us to maintain a minimum interest coverage ratio (Adjusted EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. The financial covenants became more restrictive in the fourth quarter of fiscal year 2010. In addition, non-financial covenants confer limitations on our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

The Senior Secured Credit Facility also stipulates certain events and conditions which may require us to use excess cash flow, as defined by the terms of the agreement, generated by operating, investing or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facility beginning in 2008.

As per the terms of the Senior Secured Credit Facility, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2010 and 2009, for purposes of the Senior Secured Credit Facility, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement.

The final maturity of the revolving credit facility is on April 27, 2012. Loans made pursuant to the revolving credit facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at final maturity unless cash collateralized prior to such time. The final maturity of the term loan facility is on April 27, 2013. The term loan must be repaid during the final year of the term loan facility in equal quarterly amounts, subject to amortization of approximately 1% per year prior to such final year.

The Senior Secured Credit Facility provides us with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving facility (the “Revolving Credit Facility”), which includes a subfacility for swingline loans. The Revolving Credit Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or  1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. We are subject to a 37.5 basis point commitment fee on the unused portion of the Revolving Credit Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Credit Facility amount of $150.0 million. Amounts drawn under the Revolving Credit Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Credit Facility must be paid in full at the final maturity date of April 27, 2012.

The term loan facility bears interest at LIBOR plus 175 basis points in the case of borrowings denominated in U.S. dollars and EURIBOR plus 200 basis points in the case of borrowings denominated in Euros. The interest payments on the Senior Secured Credit Facility are due quarterly.

Pursuant to the Senior Secured Credit Facility, we are required to pay to our lender on a quarterly basis a commitment fee on the undrawn line of credit. For the years ended December 31, 2010, 2009 and 2008, we paid $634, $614 and $668, respectively, to our lender.

During 2009, we borrowed and repaid amounts under our revolving credit facility. As of December 31, 2010 and 2009, we had no amount outstanding under its revolving credit facility.

Senior Notes

The Senior Notes were issued under an indenture dated as of April 27, 2006 (inception) among STBV, as issuer, The Bank of New York, as trustee, and the Guarantors (the “Senior Notes Indenture”). The Senior Notes mature on May 1, 2014. Interest is payable semi-annually (at 8% per annum) in cash to holders of Senior Notes of record at the close of business on April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the 2006 Acquisition.

The Senior Notes Indenture limits, under certain circumstances, the borrowers’ ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of its capital stock, redeem its capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2010 and December 31, 2009, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Notes.

Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations.

The Senior Notes are general unsecured obligations of the borrowers and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such secured indebtedness and to all indebtedness and other liabilities (including trade payables) of STBV’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the Senior Notes are general unsecured obligations of such Guarantor.

We may redeem some or all of the Senior Notes after May 1, 2010 at the redemption prices listed below, plus accrued interest.

Beginning May 1	Percentage
2010	104.0
2011	102.0
2012 and thereafter	100.0

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Notes or the guarantees, we may redeem the Senior Notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change of control, we will be required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of repurchase. In the event of a change of control, the Senior Notes will be subject to repurchase prior to the Senior Subordinated Notes.

Senior Subordinated Notes

We have 9% Senior Subordinated Notes outstanding as of December 31, 2010. The 11.25% Senior Subordinated Notes were repaid in full in fiscal year 2010.

9% Senior Subordinated Notes

The outstanding 9% Senior Subordinated Notes (the “9% Senior Subordinated Notes”) were issued under an indenture dated as of April 27, 2006 (inception) among STBV, as issuer, The Bank of New York, as trustee, The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent, and the Guarantors (the “9% Senior Subordinated Notes Indenture”). The 9% Senior Subordinated Notes mature on May 1, 2016, and interest of 9% annually is payable semi-annually in cash to holders of the 9% Senior Subordinated Notes of record at the close of business on April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The 9% Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the 9% Senior Subordinated Notes were used to fund a portion of the 2006 Acquisition.

We may redeem some or all of the 9% Senior Subordinated Notes beginning on May 1, 2011, at the redemption prices listed below, plus accrued and unpaid interest.

Beginning May 1,	Percentage
2011	104.5
2012	103.0
2013	101.5
2014 and thereafter	100.0

We may also redeem any of the 9% Senior Subordinated Notes at any time prior to May 1, 2011, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of the 9% Senior Subordinated Notes and (b) the excess of the sum of the present value of the 9% Senior Subordinated Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the 9% Senior Subordinated Notes.

The 9% Senior Subordinated Notes Indenture limits, under certain circumstances, the borrowers’ ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of its capital stock, redeem its capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 9% Senior Subordinated Notes or the guarantees, STBV may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change in control, we will be required to make an offer to purchase the 9% Senior Subordinated Notes at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of repurchase.

As per the terms of the 9% Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2010 and 2009, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the 9% Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the 9% Senior Subordinated Notes.

Additional securities may be issued under the 9% Senior Subordinated Notes Indenture in one or more series from time to time, subject to certain limitations.

The 9% Senior Subordinated Notes are general unsecured obligations of STBV and are subordinated in right of payment to all existing and future senior debt of STBV, including its obligations under the Senior Notes and the Senior Secured Credit Facility, and to all indebtedness and other liabilities (including trade payables) of STBV’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the 9% Senior Subordinated Notes are general unsecured obligations of such Guarantor.

Restrictions on Dividends

The subsidiary guarantors under the Senior Secured Credit Facility and the indentures governing the notes are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law. STBV, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to us, under the Senior Secured Credit Facility and the indentures governing the notes. Specifically, the Senior Secured Credit Facility prohibits STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business to the extent attributable to the business of STBV and its subsidiaries and in the aggregate not to exceed $5 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries, (ii) franchise taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies, (iii) tax liabilities to the extent attributable to the business of STBV and its subsidiaries, (iv) repurchase, retirement or other acquisition of equity interests of the parent from certain present, future and former employees, directors, managers, consultants of the parent companies, STBV or its subsidiaries in an aggregate amount not to exceed $7.5 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (v) payment of dividends or distributions with proceeds from the disposition of certain assets (net of mandatory prepayments) in an amount not to exceed $200 million and (vi) dividends and other distributions in an aggregate amount not to exceed $25 million (subject to increase to $35 million if the leverage ratio is less than 5.0 to 1.0 and to $50 million if the leverage ratio is less than 4.0 to 1.0, plus, if the leverage ratio is less than 5.0 to 1.0, the amount of excess cash flow not otherwise applied).

The Senior Notes Indenture and 9% Senior Subordinated Notes Indenture (collectively, the “Indentures”) generally provide that STBV can pay dividends and make other distributions to its parent companies in an amount not to exceed (i) 50% of STBV’s consolidated net income for the period beginning March 31, 2006 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities received by STBV after April 27, 2006 from the issuance and sale of equity interests of STBV (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to the capital of STBV after April 27, 2006, plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after April 27, 2007 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that STBV has a consolidated interest coverage ratio of greater than 2.0 to 1.0. The restrictions on dividends and other distributions contained in the Indentures are subject to certain exceptions, including (i) the payment of dividends following the first public offering of the common stock of any of its direct or indirect parent companies in an amount up to 6.0% per annum of the net cash proceeds contributed to STBV in any such offering, (ii) the payment of dividends to permit any of its parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $75 million.

The net assets of STBV subject to these restrictions totaled $900.2 million at December 31, 2010.

Lines of Credit

We also have uncommitted local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $11.0 million. No amounts were drawn on these lines as of December 31, 2010.

Extinguishment of Debt

On February 26, 2010, we announced the commencement of cash tender offers related to our Senior Notes, our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014 (the 9% and 11.25% Senior Subordinated Notes are together referred to as the “Senior Subordinated Notes”). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

On April 1, 2010, we announced the redemption of all of the outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of the outstanding Senior Notes at a redemption price equal to 104.000% of the principal amount. We paid $225.0 million in principal, $10.4 million in premium and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, during the year ended December 31, 2010, we recorded losses in Currency translation gain and other, net of $23.5 million including the write-off of debt issuance costs of $6.8 million.

On March 3, 2009, we announced the commencement of two separate cash tender offers related to the Senior Notes and the Senior Subordinated Notes. These cash tender offers settled during the second quarter of 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer related to the Senior Subordinated Notes was oversubscribed and we accepted for purchase a pro rata portion of the Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00) representing approximately 12.0% of the outstanding Senior Subordinated Notes. We paid $50.7 million ($40.7 million for the Senior Notes and €7.6 million for the Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.

In addition, during the second quarter of 2009, we agreed to purchase certain 9% Senior Subordinated Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retire the debt on May 25, 2009.

In conjunction with these transactions, during the second quarter of 2009, we wrote off debt issuance costs of $5.3 million and recorded a gain in Currency translation gain and other, net of $120.1 million.

During 2008, we repurchased certain outstanding 9% Senior Subordinated Notes with a principal balance of €17.4 million (or $22.4 million at the date of repurchase). We paid $6.7 million (€5.3 million) to settle the transactions and retire the debt. In conjunction with these transactions, we wrote off $0.7 million of debt issuance costs during 2008 and recorded a net gain in Currency translation gain and other, net of $15.0 million.

Capital Lease and Other Financing Obligations

We operate in leased facilities with terms generally ranging up to ten years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent and operating lease expense was $4,258, $4,719 and $7,462 for the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease will mature in 2026. The capital lease obligation outstanding was $28,562 and $29,258 as of December 31, 2010 and 2009, respectively.

In February 2008, our Malaysian operating subsidiary signed a series of agreements to sell and leaseback the land, building and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at 41.0 million Malaysian Ringgit (or $12.6 million based on the closing date exchange rate), closed during the second quarter of 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2010 and 2009, the outstanding liability was $11,521 and $11,006, respectively.

In February 2009, we entered into a lease amendment for the factory building and facilities located in Changzhou, China. The amendment resulted in a new lease which was classified as a capital lease as of the modification date. The capital lease will mature in October 2016, at which time the title will transfer to us. As of December 31, 2010 and 2009, the capital lease obligation outstanding was $892 and $1,001, respectively.

Debt Maturities

Remaining mandatory principal repayments of long-term debt, excluding capital lease, other financing obligations and discretionary repurchases of debt, in each of the years ending December 31, 2011 through 2015 and thereafter are as follows:

For the year ending December 31,	Aggregate Maturities
2011	$14,780
2012	1,045,695
2013	351,516
2014	201,181
2015	—
Thereafter	234,978

Total long-term debt principal payments	$1,848,150

Compliance with Financial and Non-Financial Covenants

During fiscal year 2010 and as of December 31, 2010, we were in compliance with all of the covenants and default provisions associated with our indebtedness.

8. Income Taxes

Effective April 27, 2006 (inception) and concurrent with the 2006 Acquisition, we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our United States subsidiaries executed a separation and distribution agreement that divided our U.S. sensors and controls businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the United States. Our remaining subsidiaries will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Brazil, South Korea, Malaysia and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.

Since our inception, we have incurred tax losses in several jurisdictions including the United States and the Netherlands, resulting in allowable tax net operating loss carry-forwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC Topic 740, Income Taxes (“ASC 740”) to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we established a full valuation allowance on the net operating losses in jurisdictions in which it is more likely than not that such losses will not be utilized in the foreseeable future. During the fourth quarter of 2010, we determined, based on available facts, that it is more likely than not that our Japan net operating losses would be utilized in the foreseeable future. Therefore, we released the valuation allowance related to our Japan deferred tax assets. A net benefit of approximately $18.5 million is reflected in our deferred tax provision. Changes in our valuation allowance are reflected in the rate reconciliation as “losses not tax benefited.”

Income / (loss) from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2010	$(116,667)	$285,021	$168,354
2009	$(141,437)	$157,198	$15,761
2008	$(122,497)	$61,579	$(60,918)

Provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2010:
Current	$—	$16,790	$150	$16,940
Deferred	13,553	4,944	2,867	21,364

Total	$13,553	$21,734	$3,017	$38,304

2009:
Current	$—	$17,159	$300	$17,459
Deferred	13,679	12,447	(538)	25,588

Total	$13,679	$29,606	$(238)	$43,047

2008:
Current	$—	$23,106	$445	$23,551
Deferred	14,252	14,738	990	29,980

Total	$14,252	$37,844	$1,435	$53,531

Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
	2010	2009	2008
Tax computed at statutory rate of 35%	$58,924	$5,517	$(21,321)
Foreign rate tax differential	(42,259)	(24,187)	(7,607)
Unrealized foreign exchange gains and losses	7,103	(16,337)	25,900
Change in tax law or rates	(936)	6,096	(8,603)
Withholding taxes not creditable	4,588	4,162	2,238
Non taxable gain on repurchases of debt	—	(16,857)	—
Losses not tax benefited	8,299	80,601	58,640
State taxes, net of federal benefit	1,905	(154)	1,206
Other	680	4,206	3,078

	$38,304	$43,047	$53,531

The primary components of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Inventories and related reserves	$1,984	$4,763
Accrued expenses	28,576	32,881
Property, plant and equipment	5,723	5,673
Intangible assets	66,454	56,295
NOL and interest expense carryforwards	282,291	264,235
Pension liability	7,913	10,468
Other	15,992	3,351

Total deferred tax assets	408,933	377,666
Valuation allowance	(314,003)	(314,180)

Net deferred tax asset	94,930	63,486
Deferred tax liabilities:
Property, plant and equipment	(13,145)	(14,042)
Intangible assets and goodwill	(235,314)	(185,847)
Unrealized foreign exchange gain	(4,038)	(1,485)
Tax on undistributed earnings of subsidiaries	(15,038)	(10,450)

Total deferred tax liabilities	(267,535)	(211,824)

Net deferred tax liability	$(172,605)	$(148,338)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2010 will be allocated to income tax benefit recognized in the consolidated statement of operations.

After the effective date of ASC Topic 805, Business Combinations (“ASC 805”) all changes in the carrying amount of a valuation allowance for an acquired deferred income tax asset or in a liability for an assumed income tax uncertainty will be recognized in income tax expense, even if the deferred tax asset or income tax uncertainty was initially recognized as a result of a business combination with an acquisition date prior to the effective date of ASC 805.

A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the year ended December 31, 2010 was a decrease of $177, and for the period ending December 31, 2009 was an increase of $89,966.

Our subsidiary in Malaysia has negotiated a five-year tax exemption, retroactive to April 2006. The tax exemption is conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The current exemption will end in April 2011. However, the subsidiary has petitioned the Ministry of Finance for additional incentives. Our subsidiary in Changzhou, China, is eligible for a five-year tax holiday beginning in 2008. The impact of the holidays on our effective rate is included in the foreign tax rate differential in the reconciliation of the statutory rate to effective rate.

Withholding taxes generally apply to intercompany interest, royalty and management fees and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient corporation’s ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.

As of December 31, 2010, we have U.S. federal and state net operating loss carryforwards of $246,451, of which $31,821 relates to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2030 and state net operating loss carryforwards will expire from 2012 to 2030. We also have non-US net operating loss carryforwards of $263,727, which will expire from 2012 to 2019.

A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2008	$10,021
Increases related to current year tax positions	1,044
Decreases related to lapse of applicable statute of limitations	(3,030)

Balance as of December 31, 2008	8,035
Increases related to prior year tax positions	2,308
Increases related to current year tax positions	1,413
Decreases related to lapse of applicable statute of limitations	(230)

Balance as of December 31, 2009	11,526
Increases related to prior year tax positions	4,269
Increases related to current year tax positions	5,519
Decreases related to lapse of applicable statute of limitations	(4,359)

Balance as of December 31, 2010	$16,955

We have accrued potential interest and penalties relating to unrecognized tax benefits. We classify interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. For the year ended December 31, 2010, we recognized interest and penalties of approximately $984 and $517, respectively, in the consolidated statement of operations and as of December 31, 2010, we recognized interest and penalties of approximately $3,382 and $2,724, respectively, in the consolidated balance sheet. For the year ended December 31, 2009, we recognized interest and penalties of approximately $823 and $407, respectively, in the consolidated statement of operations and as of December 31, 2009, we recognized interest and penalties of approximately $2,398 and $2,208, respectively, in the consolidated balance sheet. For the year ended December 31, 2008, we recognized interest and penalties of approximately $43 and $655, respectively, in the consolidated statement of operations and as of December 31, 2008, we recognized interest and penalties of approximately $1,961 and $1,801, respectively, in the consolidated balance sheet.

At December 31, 2010, we anticipate that the liability for uncertain tax positions could change by up to $4,000 within the next twelve months due to the expiration of certain statutes of limitation, the settlement of examinations or issues with tax authorities or other adjustments related to future or existing uncertain tax positions. The liability for unrecognized tax benefit generally relates to the allocations of taxable income to the various jurisdictions where we are subject to tax. The amount of unrecognized tax benefit at December 31, 2010 and 2009 that will impact our effective tax rate is $13,615 and $11,526, respectively.

Our major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, South Korea, and Malaysia. Tax returns previously filed in these jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2003 through 2009.

We have various indemnification provisions in place with TI, Honeywell and William Blair. These provisions provide for the reimbursement by TI, Honeywell and William Blair of future tax liabilities paid by us which relate to the pre-acquisition periods of the acquired businesses including the S&C business, First Technology Automotive and Airpax, respectively.

9. Pension and Other Post-Retirement Benefits

We provide various retirement plans for employees including defined benefit, defined contribution and retiree healthcare benefit plans.

U.S. Benefit Plans

The principal retirement plans in the U.S. include a) a qualified defined benefit pension plan, b) a defined contribution plan and c) an enhanced defined contribution plan. In addition, we provide post-retirement medical coverage and nonqualified benefits to certain employees.

Defined Benefit Pension Plans

The benefits under the qualified defined benefit pension plan are determined using a formula based upon years of service and the highest five consecutive years of compensation.

TI closed the qualified defined benefit pension plan to participants hired after November 1997. In addition, participants eligible to retire under the TI plan as of April 26, 2006 were given the option of continuing to participate in the qualified defined benefit pension plan or retiring under the qualified defined benefit pension plan and thereafter participating in the enhanced defined contribution plan.

We intend to contribute amounts to the qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. During the year ended December 31, 2010, we contributed $3,410 to the qualified defined benefit plan. Additionally, we expect to contribute approximately $5,000 to the qualified defined benefit plan during 2011.

We also sponsor a non-qualified defined benefit plan, which is closed to new participants and is unfunded.

Defined Contribution Plans

We offer two defined contribution plans. Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices.

Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, may participate in the enhanced defined contribution plan, where employer-matching contributions are provided for up to 4% of the employee’s annual eligible earnings. In addition, this plan provides for an additional fixed employer contribution of 2% of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003.

Employees who remain in the qualified defined benefit plan may participate in a defined contribution plan, where 50% employer-matching contributions are provided for up to 2% of the employee’s annual eligible earnings.

Since 2009, our matching of employees’ contributions under the above defined contribution plans has been discretionary and based on our assessment of our financial performance.

The aggregate expense related to the defined contribution plans for U.S. employees was $2,442, $2,302 and $4,143 for the years ended December 31, 2010, 2009 and 2008, respectively.

Retiree Healthcare Benefit Plan

We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D. For the year ended December 31, 2010, we did not, and do not expect to, receive any amount of Federal subsidy. For the years ended December 31, 2010, 2009 and 2008, we contributed $298, $236 and $0, respectively, toward the cost of retiree medical benefits. Obligations to the U.S. Retiree Healthcare Benefit Plan for employees that retired prior to the 2006 Acquisition have been assumed by TI.

Non-U.S. Benefit Plans

Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For the years ended December 31, 2010, 2009 and 2008, we contributed $2,636, $7,292 and $5,115, respectively, to non-U.S. defined benefit plans. We expect to contribute approximately $1,837 to non-U.S. defined benefit plans during 2011.

Impact on Financial Statements

Net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the year ended December 31,
	2010			2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$2,066	$229	$2,278	$1,976	$244	$2,860	$2,449	$269	$3,111
Interest cost	2,642	574	943	2,969	566	1,020	3,173	536	1,038
Expected return on plan assets	(2,355)	—	(764)	(2,408)	—	(786)	(2,515)	(80)	(913)
Amortization of net loss	323	—	125	237	28	555	212	—	10
Amortization of prior service cost	—	—	8	—	—	768	—	—	—
Loss on settlement	—	—	12	1,283	—	2,228	591	—	772
(Gain) / loss on curtailment	—	—	(111)	—	—	563	—	—	2,604
Loss on special termination benefits	—	—	—	—	—	—	1,300	—	—

Net periodic benefit cost	$2,676	$803	$2,491	$4,057	$838	$7,208	$5,210	$725	$6,622

During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries. As a result of these restructuring actions, we recognized a settlement loss of $1,283 associated with the termination of STI employees in Attleboro, Massachusetts, and curtailment and settlement losses of $563 and $2,228, respectively, associated with the termination of employees at various foreign subsidiaries.

During fiscal year 2008, we announced a voluntary early retirement programs for eligible STI employees in Attleboro, Massachusetts. Twenty-eight employees accepted the voluntary early retirement program. In accordance with ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”), we recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees (refer to Note 16 for further discussion) of $1,300 and a charge for settlement of our benefit obligation of $591 during the year ended December 31, 2008.

During fiscal year 2008, we terminated the employment of 324 employees at one of our foreign subsidiaries. In accordance with ASC 715, we recognized a curtailment loss of $2,604 and a settlement loss of $393 associated with this event (refer to Note 16 for further discussion). Additionally, we recognized settlement losses of $379 associated with the termination of employees at other foreign subsidiaries.

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010			2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$61,199	$11,555	$32,502	$61,685	$10,835	$46,393
Service cost	2,066	229	2,278	1,976	244	2,860
Interest cost	2,642	574	943	2,969	566	1,020
Plan participants’ contributions	—	—	104	—	—	70
Plan amendment	—	—	165	—	—	768
Actuarial (gain)/loss	(2,688)	37	2,552	1,257	146	(4,189)
Settlements	—	—	(1,034)	—	—	(12,789)
Curtailments	—	—	(115)	(1,552)	—	(966)
Benefits paid	(1,786)	(298)	(1,197)	(5,136)	(236)	(168)
Foreign currency exchange rate changes	—	—	3,219	—	—	(497)

Ending balance	$61,433	$12,097	$39,417	$61,199	$11,555	$32,502

Change in Plan Assets
Beginning balance	$29,509	$—	$29,223	$25,053	$—	$34,334
Actual return on plan assets	3,897	—	885	5,310	134	1,177
Employer contribution	3,410	298	2,636	4,282	236	7,292
Plan participants’ contributions	—	—	104	—	—	70
Transfer	—	—	—	—	(134)	—
Settlements	—	—	(1,034)	—	—	(12,789)
Benefits paid	(1,786)	(298)	(1,197)	(5,136)	(236)	(168)
Foreign currency exchange rate changes	—	—	3,377	—	—	(693)

Ending balance	$35,030	$—	$33,994	$29,509	$—	$29,223

Funded status at end of year	$(26,403)	$(12,097)	$(5,423)	$(31,690)	$(11,555)	$(3,279)

Accumulated benefit obligation at end of year	$49,876	NA	$31,483	$46,746	NA	$26,075

The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$—	$—	$—	$3,833
Current liabilities	(127)	(416)	(359)	(137)	(313)	(382)
Noncurrent liabilities	(26,276)	(11,681)	(5,064)	(31,553)	(11,242)	(6,730)

	$(26,403)	$(12,097)	$(5,423)	$(31,690)	$(11,555)	$(3,279)

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs as of December 31, 2010, 2009 and 2008 are as follows:

	2010			2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service cost	$—	$—	$157	$—	$—	$—	$—	$—	$—
Net loss	$15,017	$1,350	$7,744	$17,830	$1,312	$6,252	$20,796	$1,328	$11,537

We expect to amortize $811 from accumulated other comprehensive loss to net periodic benefit costs during 2011.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,433	$8,561	$61,199	$9,964
Accumulated benefit obligation	$49,876	$7,013	$46,746	$8,720
Plan assets	$35,030	$3,294	$29,509	$2,852

Information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,433	$39,417	$61,199	$9,964
Plan assets	$35,030	$33,994	$29,509	$2,852

Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
	2010			2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net (gain)/loss	$(2,614)	$37	$1,580	$(2,019)	$12	$(2,881)	$16,638	$622	$7,343
Amortization of net loss	(198)	—	(83)	(139)	(28)	(335)	(212)	—	(9)
Amortization of prior service cost	—	—	(4)	—	—	(768)	—	—	—
Plan amendment	—	—	165	—	—	—	—	—	—
Settlement loss	—	—	(9)	(808)	—	(1,301)	(591)	—	(743)

Total recognized in other comprehensive loss	$(2,812)	$37	$1,649	$(2,966)	$(16)	$(5,285)	$15,835	$622	$6,591

Assumptions and Investment Policies

Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit pension and retiree healthcare plans as of December 31, 2010 and 2009 are as follows:

	December 31, 2010			December 31, 2009
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.50%	5.00%		4.75%	5.25%
Non-U.S. assumed discount rate	2.83%	NA		3.12%	NA
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.19%	NA		3.20%	NA

(1)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit pension and retiree healthcare plans for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
	2010			2009			2008
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.75%	5.25%		5.25%	5.25%		5.50%	5.75%
Non-U.S. assumed discount rate	3.12%	NA		2.66%	NA		3.14%	NA
U.S. average long-term rate of return on plan assets	7.00%	—		7.00%	—		7.00%	3.25%
Non-U.S. average long-term rate of return on plan assets	2.59%	NA		2.58%	NA		2.92%	NA
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)	4.00%	— (1)
Non-U.S. average long-term pay progression	3.20%	NA		3.23%	NA		3.12%	NA

(1)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.

In order to select a discount rate for purposes of valuing the plan obligations we use returns of long-term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities. For the U.S. plans, an analysis is performed in which the projected cash flows from the defined benefit and retiree healthcare plans are matched with a yield curve based on an appropriate universe of high-quality corporate bonds. The results of the yield curve analysis are used to select the discount rate that matches the payment stream of the benefits in each plan. Each rate is rounded to the nearest quarter of a percent.

Assumed healthcare cost trend rates for the Retiree Healthcare Benefit Plan as of December 31, 2010, 2009 and 2008 are as follows:

	Retiree Healthcare
	December 31, 2010	December 31, 2009	December 31, 2008
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.00%	7.00%	8.00%
Attributed to age 65 or greater	8.00%	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2017	2015	2011
Attributed to age 65 or greater	2018	2016	2012

Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2010 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligations	$32	$(38)

The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	U.S. Medicare Part D Reimbursement	Non-U.S. Defined Benefit
For the year ending December 31,
2011	$3,536	$416	$(2)	$855
2012	4,206	543	(4)	963
2013	4,908	686	(5)	1,002
2014	5,550	842	(8)	1,125
2015	6,200	1,004	(11)	1,160
2016 – 2020	38,425	5,567	(211)	11,799

Plan Assets

We hold assets for our defined benefit plans in the U.S., Japan and the Netherlands. Information about the plan assets and our investment policies and strategies for each jurisdiction is detailed below.

U.S. Plan Assets

The target asset allocation of the U.S. defined benefit plan is 54% equity and 46% fixed income. To arrive at the targeted asset allocation, we and our investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation report for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.

To determine the long-term rate of return on plan assets, we considered actual historical returns, future expectations for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payments of reasonable expense of the plan from plan assets. We believe that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2010:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2010
U.S. large cap equity	30%	31%
U.S. small / mid cap equity	10%	11%
International (non-U.S.) equity	14%	14%
Fixed income (U.S. investment grade)	35%	34%
High-yield fixed income	6%	6%
International (non-U.S.) fixed income	5%	4%

The portfolio is monitored for automatic rebalancing on a monthly basis to a 2% tolerance.

For the year ended December 31, 2009, we set a target allocation rate of 57% for equity securities and 43% for fixed income securities. As of December 31, 2009, the actual allocation of the U.S. defined benefit plan assets was 58% equity and 42% fixed income.

The following tables present information about the plan assets measured at fair value as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2010				December 31, 2009
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$10,819	$—	$—	$10,819	$9,630	$—	$—	$9,630
U.S. small / mid cap equity	3,850	—	—	3,850	3,138	—	—	3,138
International (non-U.S.) equity	5,000	—	—	5,000	4,132	—	—	4,132

Total equity mutual funds	19,669	—	—	19,669	16,900	—	—	16,900
Fixed income (U.S. investment grade)	11,743	—	—	11,743	10,046	—	—	10,046
High-yield fixed income	2,028	—	—	2,028	1,308	—	—	1,308
International (non-U.S.) fixed income	1,590	—	—	1,590	1,255	—	—	1,255

Total fixed income mutual funds	15,361	—	—	15,361	12,609	—	—	12,609

Total	$35,030	$—	$—	$35,030	$29,509	$—	$—	$29,509

Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.

Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives and long-duration fixed income. While investment in individual securities, derivatives, long-duration fixed income, cash and cash equivalents is permitted, the plan does not hold these types of investments as of December 31, 2010 or 2009.

Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange and natural resources (such as timber, oil and gas).

Japan Plan Assets

The target asset allocation of the Japan defined benefit plans is 30% equity securities and 70% fixed income securities and cash and cash equivalents, with allowance for a 10% deviation in either direction. We, along with the trustee of the plans’ assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.

To determine the long-term rate of return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy mix with respect to the plans’ funds.

The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2010:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2010
Equity securities	20% – 40%	30%
Fixed income securities and cash and cash equivalents	60% – 80%	70%

For the year ended December 31, 2009, we set a target allocation rate of 30% for equity securities and 70% for fixed income securities and cash and cash equivalents with allowance for a 10% deviation in either direction. As of December 31, 2009, the actual allocation of the Japan defined benefit plans’ assets was 30% equity securities and 70% fixed income securities and cash and cash equivalents.

The following tables present information about the plan assets measured at fair value as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2010				December 31, 2009
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$2,500	$—	$—	$2,500	$2,268	$—	$—	$2,268
International (non-U.S.) equity	6,612	—	—	6,612	5,707	—	—	5,707

Total equity securities	9,112	—	—	9,112	7,975	—	—	7,975
U.S. Treasury fixed income	3,595	—	—	3,595	2,463	—	—	2,463
International (non-U.S.) fixed income	17,528	—	—	17,528	16,129	—	—	16,129

Total fixed income securities	21,123	—	—	21,123	18,592	—	—	18,592
Cash and cash equivalents	465	—	—	465	188	—	—	188

Total	$30,700	$—	$—	$30,700	$26,755	$—	$—	$26,755

The fair value of cash and cash equivalents approximates the carrying value as of the balance sheet date due to the short-term maturities of these assets. The fair value of equity securities and bonds are based on publicly-quoted final stock and bond values on the last business day of the year.

Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with a credit rating of BBB or above for Japanese securities and AA or above for non-Japanese securities, and cash and cash equivalents.

All other investments other than those mentioned above are prohibited. In addition, if the credit rating of fixed income securities in which the plans invest falls below BBB for Japanese securities and AA for non-Japanese securities, such securities are sold.

The Netherlands Plan Assets

The assets of the Netherlands defined benefit plans are comprised of insurance policies with Nationale Nederlanden (“NN”). The contributions (or premiums) we pay are used to purchase insurance policies which provide for specific benefit payments to our plan participants. The benefit formula is determined independently by us. On retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant. The contributions paid by us are commingled with contributions paid to NN by other employers for investment purposes and to reduce costs of plan administration. This plan is not a multi-employer plan.

The following tables present information about the plans’ assets measured at fair value as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2010				December 31, 2009
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$3,294	$3,294	$—	$—	$2,468	$2,468

Total	$—	$—	$3,294	$3,294	$—	$—	$2,468	$2,468

The following table outlines the rollforward of our Level 3 plan assets for the year ended December 31, 2010:

Fair value measurement using significant unobservable inputs (Level 3)
Balance as of December 31, 2008	$1,979
Actual return on plan assets still held at reporting date	(198)
Purchases, sales and settlements	687

Balance as of December 31, 2009	2,468
Actual return on plan assets still held at reporting date	531
Purchases, sales and settlements	295

Ending balance as of December 31, 2010	$3,294

The fair value of the insurance contracts are measured based on the future benefit payments that would be made by the insurance company to plan participants if we were to switch to another insurance company without actually surrendering our policy. In this case, the insurance company would guarantee to pay the benefits at retirement accrued under the plan based on current salaries and service to date (i.e., no allowance for future salary increases or pension increases). The cash flows of the future benefit payments are discounted using the same discount rate as is used to value the defined benefit plan liabilities. The discount rate is based on yields of Euro-denominated AA-rated corporate bonds.

10. Share-Based Payment Plans

On April 27, 2006 (inception), in connection with the 2006 Acquisition, we implemented management compensation plans to align compensation for certain key executives with our performance. The objective of the plans is to promote our long-term growth and profitability, along with that of our subsidiaries, by providing those persons who are involved in our successes with an opportunity to acquire an ownership interest in us. The following plans were in effect on the date of the 2006 Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.

Based on the original terms of the plans, the awards were classified as liability awards under ASC 718. On September 29, 2006, we modified the terms of these awards and the underlying securities. After the modification, the following plans were in effect: 1) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“2006 Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) the First Amended and Restated 2006 Management Securities Purchase Plan (“Restricted Stock Plan”) which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. These modifications resulted in a change in classification of the awards from liability to equity awards in accordance with the provisions of ASC 718.

In connection with the completion of the IPO in March 2010, we adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for our present and future eligible employees to purchase our ordinary shares and acquire a proprietary interest in us. The purpose of the 2010 Equity Incentive Plan is to promote long-term growth and profitability by providing our eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in our success. The maximum number of ordinary shares that will be available for sale under the 2010 Stock Purchase Plan is 500,000 ordinary shares. The maximum number of ordinary shares available under the 2010 Equity Incentive Plan is 5,000,000 ordinary shares.

Sensata Technologies Holding B.V. 2006 Management Option Plan

Under the Sensata Technologies Holding B.V. 2006 Management Option Plan, participants were granted 2,205,675 options in three separate tranches. Each option entitled the holder to acquire an “equity strip” comprised of one Sensata Technologies Holding B.V. ordinary share and 19.5 Deferred Payment Certificates (“DPCs”) at an aggregate strike price of €25.00. These options were classified as liability awards based on features of the options as well as the underlying securities. Each tranche of awards had different vesting provisions and are further described below.

2006 Stock Option Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Option Plan was replaced by the 2006 Stock Option Plan. The new plan effectively cancelled the options granted under the original plan and reissued new options. The new options retained the majority of the terms and features of the original options except that the new options entitled the holder to acquire only ordinary shares (not DPCs) and the purchase price of the options was adjusted accordingly based on the fair value of the ordinary shares at the time of grant. The aggregate fair value of the new options was the same as that of the old options, and as such, there was no incremental compensation to be recorded as a result of the modification.

During the third quarter of 2009, we amended the 2006 Stock Option Plan to increase the number of ordinary shares reserved for issuance under the 2006 Stock Option Plan to 13,082,236 and to convert the Tranche 3 options to Tranche 2 options.

A summary of stock option activity for the years ended December 31, 2009 and 2010 is presented below. Amounts in the table below have been calculated based on unrounded shares. Because each grant is divided equally between Tranches 1, 2 and 3, certain amounts may not add due to the effect of rounding.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2008	4,050,481	$7.18	7.57	$17,031
Granted	1,166,667	14.89
Forfeited	(200,432)	7.72
Canceled	(25,000)	6.30

Balance as of December 31, 2009	4,991,716	8.96	7.28	55,259
Granted	387,500	20.85
Forfeited	(53,419)	7.18
Exercised	(1,782,794)	7.11		23,859

Options outstanding as of December 31, 2010	3,543,003	11.22	7.03	66,939

Options vested and exercisable as of December 31, 2010	1,381,624	8.19	5.94	30,280

Vested and expected to vest as of December 31, 2010(1)	3,389,194	11.13	6.99	64,330

Tranche 2 and 3 Options
Balance as of December 31, 2008	8,100,958	7.18	7.57	34,062
Granted	283,333	15.51
Forfeited	(400,860)	7.72
Canceled	(50,000)	6.30

Balance as of December 31, 2009	7,933,432	7.45	6.67	99,796
Forfeited	(106,838)	7.18
Exercised	(1,281,203)	7.15		19,757

Options outstanding as of December 31, 2010	6,545,391	7.51	5.69	147,905

Options vested and exercisable as of December 31, 2010	4,629,277	7.07	5.51	106,682

Vested and expected to vest as of December 31, 2010(1)	6,544,306	7.51	5.69	147,896

(1)	Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our non-vested options as of December 31, 2010 and of the changes during the year then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because certain grants are divided equally between Tranches 1, 2 and 3, certain amounts may not add due to the effect of rounding.

	Stock Options		Weighted-Average Grant-Date Fair Value Per Share
	Tranche 1	Tranche 2 and 3	Tranche 1	Tranche 2 and 3
Nonvested as of December 31, 2009	2,796,244	7,933,432	$5.34	$3.19
Granted during the year	387,500	—	$7.03	$—
Vested during the year	(968,946)	(5,910,480)	$3.95	$2.94
Forfeited during the year	(53,419)	(106,838)	$2.54	$4.80

Nonvested as of December 31, 2010	2,161,379	1,916,114	$6.14	$3.93

The fair value of stock options vested during the years ended December 31, 2010 and 2009 was $19,327 and $2,233, respectively. The fair value of stock options vested in 2010 includes $3,830 related to Tranche 1 awards, $8,694 related to the original grant date fair value of Tranche 2 and 3 awards and $6,803 in incremental value associated with the 2009 modification of the Tranche 3 awards. As of December 31, 2010, there were 317,345 ordinary shares available for grant under the 2006 Stock Option Plan, 4,571,500 ordinary shares available for grant under the 2010 Equity Incentive Plan, and 500,000 ordinary shares available for issuance under the 2010 Stock Purchase Plan.

Tranche 1 Options

Tranche 1 options granted in 2009 and prior vest ratably over a period of 5 years. Tranche 1 options granted during 2010 have the same vesting provisions as other Tranche 1 awards, except that they vest 25% per year over four years from the date of grant. Options granted to directors vest after one year. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in us to one or more independent third parties. We recognize compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period, which is assumed to be the same as the vesting period. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, we have the right, but not the obligation, to repurchase all or any portion of award securities issued to a participant, at any time at the then current fair value.

The weighted-average grant-date fair value per share of the Tranche 1 options granted during fiscal years 2010, 2009 and 2008 was $7.03, $9.20 and $3.56, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	34.79%	25.00%
Risk-free interest rate	2.23%	2.90%	3.01%
Expected term (years)	6.0	6.5	6.6
Forfeiture rate	6.61%	11.00%	5.00%
Fair value per share of underlying ordinary shares	$20.85	$14.89	$11.38

The expected term of these options was based upon the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”) in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilized the simplified method for options granted during all years presented due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We considered the historical and implied volatility of publicly-traded companies within our peer group when selecting the appropriate volatility to apply to the options. Ultimately, we utilized the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate was based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate was based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield was based on our judgment with input from our Board of Directors.

In December 2007, the SEC issued SAB No. 110, or “SAB 110.” SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. We have concluded that we will continue to use the simplified method until sufficient historical data becomes available.

Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the service period of the award. We have estimated our forfeiture rates based on historical experience. During 2009, we revised our forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result of this revision, we recorded a reduction of $335 to our non-cash compensation expense during 2009. There was no adjustment to the estimated forfeiture rate during the year ended December 31, 2010. However, awards issued to directors in 2010 were estimated to have a 0% forfeiture rate, as the service period is only one year and directors are not expected to terminate in that period.

During 2009, we canceled an award issued to one employee and concurrently issued a new award with different vesting terms. We accounted for this transaction as a modification under ASC 718, which resulted in $470 of additional value. We will expense the remaining unrecognized compensation expense of $524 over the vesting period of the new award.

Also, in 2009, the Board determined that the exercise price of the options granted on September 4, 2009 was established at less than the fair market value of the underlying shares. The exercise price of these options was reset in December 2009 to $14.80, the fair market value of the ordinary shares on September 4, 2009. All other terms and provisions of the options granted, including the dates of vesting, remained unchanged and in full force and effect. In addition, we issued 380,900 restricted securities in December 2009. We accounted for these transactions as a modification of the September 2009 awards under ASC 718.

Since completion of our IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our stock on the NYSE on the date of the grant. Prior to our stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our ordinary shares in connection with the issuance of share-based payment awards. Each valuation analysis of our ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of the next five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our projected Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete

Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In the second quarter of 2010, we granted 154,800 Tranche 1 options to directors of Sensata Technologies Holding under the 2010 Equity Incentive Plan. These options vest after one year. There are no performance conditions related to these options. The grant date fair value per share of these options was $7.00. We assumed a forfeiture rate of 0% on these awards due to the nature of the awards and the grantees.

In the third and fourth quarters of 2010, we granted 176,100 and 56,600 Tranche 1 options, respectively to certain employees under the 2010 Equity Incentive Plan. These options vest over a period of four years at 25% per year. The grant date fair value per share of these options was $6.37 and $9.17, respectively.

Tranche 2 and 3 Options

These options vest based on the passage of time (over 5 years with 40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. Such liquidity events would include an IPO or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in us to one or more independent third parties. These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, we have the right, but not the obligation, to repurchase all or any portion of award securities issued to a participant, at any time at the then current fair value.

Prior to the Amendment to the 2006 Stock Option Plan during 2009, the only difference between the terms of Tranche 2 and Tranche 3 awards was the amount of the required return on the Sponsors’ investment. As a result of the Amendment to the 2006 Stock Option Plan during 2009, all outstanding Tranche 3 awards were effectively converted to Tranche 2 awards. We accounted for the Amendment as a modification under ASC 718, which resulted in $9,014 of additional value.

Prior to the first quarter of 2010, the performance and market vesting conditions contained in the Tranche 2 and 3 awards were not considered probable of occurring based on guidance provided by ASC 805 and no share-based compensation expense was recognized for these awards. These conditions became probable of occurring during the first quarter of 2010, and were satisfied upon the completion of the IPO in March 2010. As a result, during the first quarter of 2010, we recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards and the related modification totaling $18,876. We recognize the remaining compensation expense for Tranche 2 and 3 awards on an accelerated basis over the requisite service period.

We did not grant any Tranche 2 or 3 options in 2010. The weighted-average grant-date fair value per share of the Tranche 2 options granted during fiscal years 2009 and 2008 was $5.96 and $2.15, respectively. The weighted-average grant-date fair value per share of the Tranche 3 options granted during fiscal years 2009 and 2008 was $0.12 and $1.43, respectively. The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Weighted-average key assumptions used in estimating the grant-date fair value of the options were as follows:

	For the year ended December 31,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	33.24%	25.00%
Risk-free interest rate	0.39%	3.01%
Expected term (years)	6.6	6.6
Forfeiture rate	11.00%	5.00%
Assumed time to liquidity event (years)	1.0	2.0
Probability IPO vs. disposition	70% / 30%	70% / 30%

Key assumptions, including the assumed time to liquidity and probability of an IPO versus a disposition, were based on management’s judgment with input from our Board of Directors.

Restricted Securities

Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

Under this plan, participants were granted restricted Sensata Technologies Holding securities consisting of 20,025 ordinary shares and 390,487 DPCs.

First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation to be recorded. Restricted securities issued totaled 91,023. For 38,905 restricted securities, restrictions lapsed as of December 31, 2007. The remaining outstanding restricted securities lapse upon the earlier of retirement, as defined, a change-in-control transaction or the fifth anniversary of the issuance of the shares. During fiscal year 2008, we repurchased 11,973 restricted securities from a shareholder.

The estimated grant-date fair value of the restricted securities issued in 2006 was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant-date fair value of these securities using this methodology was $623, which was recognized as compensation expense on a straight-line basis through 2009.

On December 9, 2009, we granted 380,900 restricted securities. These securities vest on a straight-line basis over a 5-year period at 20% per year. As indicated previously, we accounted for the issuance of these restricted securities together with the reset of the exercise price of the September 4, 2009 stock option awards as a modification of the September 4, 2009 stock option awards under ASC 718. The incremental value associated with the modification was measured at $2,203, which will be recognized as compensation expense on a straight-line basis over the period in which the restrictions lapse.

In the third and fourth quarters of 2010, we granted 30,600 and 1,800 restricted securities, respectively, to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities cliff vest in September 2013 and November 2013, respectively. For each of these grants, the number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of shares granted. As of December 31, 2010, we considered it probable that 150% of the shares granted will vest. The grant date fair values of these securities were $18.88 and $27.65, respectively.

In the fourth quarter of 2010, we granted 8,600 restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities vest 25% per year over four years. There is no performance criteria associated with these awards. The grant date fair value of these securities was $27.65.

A summary of the unvested restricted securities activity for 2009 and 2010 is as follows:

	Ordinary Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2008	52,118	$6.85
Granted shares	380,900	17.48

Balance as of December 31, 2009	433,018	16.20
Granted shares	41,000	21.10
Vested	(74,320)	17.48

Balance as of December 31, 2010	399,698	$16.47

Aggregate intrinsic value information for restricted securities as of December 31, 2010, 2009 and 2008 is presented below. The expected to vest restricted securities are calculated by applying the forfeiture rate assumption to the balance of unvested restricted securities.

	December 31, 2010	December 31, 2009	December 31, 2008
Vested and outstanding	$2,668	$539	$306
Expected to vest	$10,711	$8,258	$900

The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2010, 2009 and 2008 are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Outstanding	3.5	4.6	*
Expected to vest	3.5	4.6	*

*	Reflects less than one year remaining

Share-Based Compensation Expense

The table below presents compensation expense related to our options and restricted securities awards within SG&A expense in the consolidated statements of operations during the identified periods. We did not recognize a tax benefit associated with these expenses.

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Tranche 1 options	$4,665	$2,168	$2,005
Tranche 2 and 3 options	20,200	—	—
Restricted securities	556	65	103

Total share-based compensation expense	$25,421	$2,233	$2,108

The table below presents unrecognized compensation expense at December 31, 2010 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized compensation expense	Expected recognition (years)
Tranche 1 options	$9,649	2.27
Tranche 2 and 3 options	1,434	1.24
Restricted securities	2,392	3.50

Total unrecognized compensation expense	$13,475

11. Shareholders’ Equity

On March 16, 2010, we completed an IPO of our ordinary shares in which we sold 26,315,789 ordinary shares and our existing shareholders and certain employees sold 5,284,211 ordinary shares at a public offering price of $18.00 per share. The net proceeds to us of the IPO, excluding $2.5 million of proceeds from the exercise of stock options, totaled approximately $433.5 million after deducting the underwriters’ discounts and commissions and offering expenses. On April 12, 2010, we announced that the underwriters of our IPO exercised their option to purchase an additional 4,740,000 ordinary shares from selling shareholders at a price of $18.00 per share, which included 353,465 ordinary shares obtained by certain selling shareholders through the exercise of stock options to purchase ordinary shares. The sale of the additional ordinary shares closed on April 14, 2010. We did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.

On November 17, 2010, we completed a secondary public offering of our ordinary shares in which our existing shareholders and certain employees sold 23,000,000 ordinary shares at an offering price of $24.10 per share. The net proceeds to us of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $3.7 million. After this offering, SCA owned approximately 64.7% of our ordinary shares.

Our authorized share capital consists of 400,000,000 ordinary shares with a nominal value of €0.01 per share, of which 173,522,647 ordinary shares were issued and 173,510,674 were outstanding as of December 31, 2010. This excludes 399,698 unvested restricted shares. We also have authorized 400,000,000 preference shares with a nominal value of €0.01 per share, none of which are outstanding. At December 31, 2010, there were 317,345 options available for grant under the 2006 Stock Option Plan and 4,571,500 options available for grant under the 2010 Equity Incentive Plan. In addition, we had 10,088,394 ordinary shares available for issuance upon exercise of outstanding options, and 500,000 ordinary shares available for issuance under the 2010 Stock Purchase Plan.

12. Related Party Transactions

The table below presents related party transactions recognized in SG&A expense in the consolidated statements of operations during the identified periods.

	For the years ended
	December 31, 2010	December 31, 2009	December 31, 2008
Sponsors’ fee for Advisory Agreement	$833	$4,000	$4,000
Advisory Agreement termination fee	22,352	—	—
Administrative Services Agreement	519	588	—
Legal services provided by a shareholder of SCA	2,995	1,370	1,467
Transition Services Agreement	—	—	217

Total included in SG&A expense	$26,699	$5,958	$5,684

Advisory Agreement

In connection with the 2006 Acquisition, we entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for consulting and management advisory services, the Advisory Agreement required us to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsors’ Fee Allocation Percentage as defined in the Advisory Agreement. This fee was recorded in SG&A expense as shown in the above table.

In addition, in the event of services provided in connection with any future acquisition, disposition, or financing transactions involving us, the Advisory Agreement required us to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. In connection with the completion of our IPO during the first quarter of 2010, we paid the Sponsors a transaction fee of $4,737. This cost was charged against the gross proceeds of the offering along with other specific incremental costs directly attributable to our IPO.

At the Sponsors’ option, the Advisory Agreement was terminated in March 2010, at which time we recognized a charge for a termination fee paid to the Sponsors as required by the Advisory Agreement. This termination fee was recorded in SG&A expense as shown in the above table.

Administrative Services Agreement

In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in SG&A expense, as shown in the above table. During the years ended December 31, 2010 and 2009, we paid $281 and $322, respectively, related to the Administrative Services Agreement. As of December 31, 2010 and 2009, we recorded an amount due to SCA of $226 and $0, respectively.

Other Arrangements with the Investor Group and its Affiliates

We utilize one of SCA’s shareholders for legal services. Expenses related to such legal services are recorded in SG&A expense as shown in the above table. During the years ended December 31, 2010, 2009 and 2008, we made payments of $349, $1,849 and $1,858, respectively, to this shareholder. In addition, during 2010, we made additional payments of $2,600, in connection with our IPO, which were charged against the gross proceeds of the offering. As of December 31, 2010 and 2009, we recorded an amount due to this shareholder of $2,646 and $1,546, respectively.

During 2009, certain executive officers and other members of our management invested in a limited partnership along with the Sponsors. The limited partnership was formed with the intent to invest in STBV’s bonds among other potential investment opportunities. As of December 31, 2009, the limited partnership owned €42,300 aggregate principal amount of 11.25% Senior Subordinated Notes. In connection with the cash tender offer launched on February 26, 2010, the limited partnership validly tendered, and STBV accepted for purchase, all of the 11.25% Senior Subordinated Notes held by the limited partnership. The limited partnership received aggregate consideration of approximately €45,700, including accrued and unpaid interest, in exchange for the tendered notes. As of December 31, 2010, the partnership did not hold any of our Senior Notes or Senior Subordinated Notes.

Transition Services Agreement

In connection with the 2006 Acquisition, we entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide us with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services varied in duration, and expired no later than April 26, 2007, except for certain information technology services which expired no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally were based on the costs incurred by TI in providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the year ended December 31, 2008, we recorded $217 in SG&A expense related to these administrative services. We are no longer receiving any services provided under the Transition Services Agreement.

Cross License Agreement

In connection with the 2006 Acquisition, we entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties grant each other a license to use certain technology used in connection with the other party’s business.

13. Commitments and Contingencies

We have outstanding obligations associated with our capital lease and other financing obligations (refer to Note 7).

Future minimum payments for capital leases, other financing obligations and non-cancelable operating leases in effect as of December 31, 2010 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2011	$3,566	$1,939	$3,797	$9,302
2012	3,590	1,774	2,642	8,006
2013	3,625	1,185	1,998	6,808
2014	3,658	742	1,153	5,553
2015	3,693	742	642	5,077
2016 and thereafter	37,045	11,290	2,885	51,220

Net minimum rentals	55,177	17,672	13,117	85,966
Less: interest portion	(25,716)	(5,590)	—	(31,306)

Present value of future minimum rentals	$29,461	$12,082	$13,117	$54,660

Non-cancelable purchase agreements exist with various suppliers for goods and services, such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2010, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2011	$1,940
2012	1,447
2013	377
2014	19
2015	11
2016 and thereafter	27

Total	$3,821

Off-Balance Sheet Commitments

We execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, we have had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

In 2009, STI negotiated a transition production agreement with Engineered Materials Solutions, LLC (“EMS”) to ensure the continuation of supply of certain materials. EMS is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The Electrical Contact Systems, or “ECS,” business unit of EMS was our primary supplier for electrical contacts used in the manufacturing of certain of our controls products. We entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. The transition production agreement with EMS expired in May 2010. We have transitioned to alternative suppliers for these materials. In the third quarter of 2010, the letter of credit issued to the consignor under the silver consignment agreement was cancelled, and we settled the agreements with the consignor and EMS for immaterial amounts.

Indemnifications Provided As Part of Contracts and Agreements

We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. At the Sponsors’ option, this agreement was terminated in March 2010. See Note 12 for further discussion.

Officers and Directors: In connection with our IPO, we entered into indemnification agreements with each of our board members and executive officers pursuant to which we agree to indemnify, defend and hold harmless, and also advance expenses as incurred, to the fullest extent permitted under applicable law, from damage arising from the fact that such person is or was one of our directors or officers or that of any of our subsidiaries.

Our articles of association provide for indemnification of directors by us to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities including all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. The articles do not provide a limit to the maximum future payments, if any, under the indemnification. No indemnification is provided for in respect of any claim, issue or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty on our behalf. The directors are not indemnified from and against claims to the extent they relate to personal gain, benefits or fees to which they were not entitled under the law, or if the director’s liability on account of gross negligence, willful misconduct or deliberate recklessness has been established at law in the last resort.

In addition, we have a liability insurance policy which insures directors and officers against the cost of defense, settlement or payment of claims and judgments under some circumstances. Certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage.

Underwriters: Pursuant to the terms of the underwriting agreements entered into in connection with our IPO and secondary public equity offering, we are obligated to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the underwriters may be required to make in respect thereof. The underwriting agreements do not provide a limit to the maximum future payments, if any, under these indemnifications.

Intellectual Property and Product Liability Indemnification: We routinely sell products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, we have had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities resulting from these indemnities cannot reasonably be estimated or accrued.

Product Warranty Liabilities

Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials. These warranties exist for a period of eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product or provide the customer with a credit. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may make additional warranties, for longer durations consistent with differing end-market practices, and where our liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability.

In the event a warranty claim based on defective materials exists, we may be able to recover some of the cost of the claim from the vendor from whom the material was purchased. Our ability to recover some of the costs will depend on the terms and conditions to which we agreed when the material was purchased. When a warranty claim is made, the only collateral available to us is the return of the inventory from the customer making the warranty claim. Historically, when customers make a warranty claim, we either replace the product or provide the customer with a credit. We generally do not rework the returned product.

Our policy is to accrue for warranty claims when both a loss is probable and can be estimated. This is accomplished by reserving for estimated sales returns and estimated costs to rework the product at the time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims have historically not been material. See Note 2 for further information on our revenue recognition policy.

In some instances, customers may make claims for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings.

Environmental Remediation Liabilities

Our operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2010 or 2009.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of STI acquired through our acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

Legal Proceedings

We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies, or “ASC 450.” ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations.

Pending Litigation and Claims

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

In 2001, TI received a demand from Ford for reimbursement of costs related to the first recall in 1999, a demand that TI rejected and that Ford has not subsequently pursued against us. Ford has never made such a demand to us, nor made demands of us related to the subsequent recalls.

In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a closing report based on a multi-year investigation which found that the fire incidents were caused by system-related factors. On October 14, 2009, NHTSA issued a closing report associated with a more recent recall which modified the findings of the 2006 report but continued to emphasize system factors.

As of December 31, 2010 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, plaintiff filed suit against Texas Instruments and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. The alleged damages are unspecified and the lawsuit is in only preliminary discovery phases. As of December 31, 2010, we were a defendant in 17 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch, 13 of which are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; and the remainder are in individual dockets in various state courts of Alabama., Georgia and Texas. We are no longer a defendant in any cases pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $3.0 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. The majority of these cases are in discovery. Two have been set for trial and one is on appeal.

For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.2 million as of December 31, 2010. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Whirlpool Recall Litigation: We are involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool, in conjunction with the Consumer Product Safety Commission announced voluntary recalls of approximately 1.8 million refrigerators.

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, STI. The lawsuit was filed in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. The complaint asserts, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification and deceptive trade practices. It seeks an unspecified amount of compensatory and exemplary damages. While unspecified, we believe that Whirlpool is claiming amounts in excess of $100 million. We, along with TI, have answered the complaint and denied liability.

We, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” We assert, among other things, that Embraco was responsible for testing the compatibility of the control product with its compressors, and that we have become exposed to litigation because of Embraco’s actions and inactions. We believe that Embraco is now a wholly-owned subsidiary of Whirlpool SA.

Discovery on all claims and cross-claims is ongoing, and the court has reserved time in October 2011 for a possible trial.

In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both parties. Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of December 31, 2010, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million,TI will reimburse us for amounts incurred in excess of the $30.0 million threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs and/or damages from the Whirlpool litigation and other claims and litigation matters subject to the indemnification will ultimately exceed $30.0 million.

We are also involved in a related, but separate proceeding with TI’s insurer, American Alternative Insurance (“American Alternative”). On June 3, 2009, TI filed a lawsuit against American Alternative seeking reimbursement for our defense costs in the Whirlpool litigation and certain other third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claims against STI alleging that STI assumed liability for the Whirlpool matters under the Acquisition Agreement. On that basis, American Alternative has asserted that we owe American Alternative for any amounts that it may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. During the second quarter of 2010, TI informed us that they have reached a settlement with American Alternative in this matter. As of December 31, 2010, we have not recorded a reserve for this matter.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. One customer has conducted a recall of their products and two customers have reported several third-party fire incidents. One customer has filed a lawsuit against us, Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. We filed our answer on December 1, 2009, and denied liability. The other customer claims aggregate to a similar amount. We are contesting these claims. As of December 31, 2010, we have not recorded a reserve for this matter.

European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 claiming costs to date of €2.5 million, and estimated future costs, together, totaling €11.7 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of December 31, 2010, we have not recorded a reserve for this claim.

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

Pelonis demanded indemnity from Sensata in a letter dated May 6, 2009, and we rejected that demand. On June 9, 2009, the plaintiffs amended their complaint to include STI as a defendant. The plaintiffs seek an unspecified amount of actual and exemplary damages.

On August 3, 2009, we answered the amended complaint, denying any liability. We also asserted cross-claims against Pelonis for indemnification and against Pelonis and GD Midea as responsible third parties.

On April 17, 2010, the court granted plaintiff’s notice of non-suit without prejudice. We, along with Pelonis, have continued our pending cross claims for at least five months until January 2011, with the intention of dismissing those claims if plaintiffs do not refile their claims before the applicable statute of limitations runs. We believe that these claims will be dismissed. As of December 31, 2010, we have not recorded a reserve for this matter.

FCPA Voluntary Disclosure

An internal investigation has been conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We have contacted the United States Department of Justice and the Securities and Exchange Commission to begin the process of making a voluntary disclosure of the possible violations, the investigation, and the initial findings. We are continuing to cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying consolidated financial statements.

Matters Resolved During 2010

Huawei. Huawei, a Chinese telecommunications equipment customer, informed us in 2009 that it was planning to conduct a field replacement campaign for power supply products containing our circuit breakers. The customer alleged defects in our products, which were sold through distributors to two power supply subcontractors. There are 24,000 systems in the field, however, based on discussions with the customer in early

2010, we believe that the replacement campaign would involve a smaller percentage of systems with an estimated cost of approximately $1.0 million. There are many parties in the supply chain, and based on further information and discussions, we believe that we will not have additional liability for these costs, and that Huawei will not further pursue its claims related to these products.

Audi. Audi, a part of the Volkswagen Auto Group, has alleged defects in certain of our products installed in its vehicles. The customer first brought the claim in 2008 in the amount €8.1 million in expenses related to replacement of our products. The customer subsequently expanded its claim to €24.0 million. We contested the customer’s allegations, but entered into discussions seeking to resolve the dispute. In March 2010, the parties reached agreement on resolution of the dispute. We agreed to accept the prior set-off by Audi of amounts totaling €0.9 million or $1.2 million and certain future business arrangements. We believe that Audi will not further pursue its claims related to these products.

14. Fair Value Measures

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•

Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets as well as inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.

Measured on a Recurring Basis

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Commodity forward contracts	$—	$7,199	$—	$7,199	$—	$644	$—	$644
Interest rate caps	—	149	—	149	—	1,550	—	1,550
Euro call option	—	—	—	—	—	993	—	993

Total	$—	$7,348	$—	$7,348	$—	$3,187	$—	$3,187

Liabilities
Interest rate collars	$—	$1,822	$—	$1,822	$—	$8,587	$—	$8,587
Interest rate swap	—	91	—	91	—	3,157	—	3,157
Commodity forward contracts	—	—	—	—	—	193	—	193

Total	$—	$1,913	$—	$1,913	$—	$11,937	$—	$11,937

The valuations of the derivatives intended to mitigate our interest rate risk (interest rate caps, collars and swaps) are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 15, “Derivative Instruments and Hedging Activities,” under the caption “Interest Rate Risk”.

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 15, “Derivative Instruments and Hedging Activities,” under the caption “Commodity Risk”.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of December 31, 2010 and 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2010, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of December 31, 2010, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.

In March 2009, we determined that goodwill and intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the consolidated statement of operations (refer to Note 5 for further discussion) to reduce its book value to its implied fair value.

The Interconnection assets itemized below were measured at fair value on a non-recurring basis during the first quarter of 2009 using an income approach. The balances of definite-lived intangible assets and goodwill associated with Interconnection as of March 31, 2009, as well as the impairment charges recorded during the first quarter of 2009, were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite-lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	$—	$—	$13,971	$(19,867)

Goodwill and definite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Senior secured term loans	$1,411,991	$1,366,723	$1,468,100	$1,295,320
Senior Notes and Senior Subordinated Notes	436,159	455,480	790,792	768,079

The fair values of our long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Cash and trade receivables are carried at their cost, which approximates fair value because of their short-term nature.

15. Derivative Instruments and Hedging Activities

Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuation of derivatives and classification in the fair value hierarchy is described in Note 14, “Fair Value Measures.”

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our U.S. dollar and Euro-denominated floating rate debt. To accomplish this objective, we primarily use interest rate swaps, collars and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the years ended December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2010, 2009 and 2008, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $2.5 million will be reclassified from accumulated other comprehensive loss to interest expense.

As of December 31, 2010, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$25.0	July 27, 2006	January 27, 2011	3-month LIBOR	5.377%
Interest rate collars	€190.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% – 4.40%
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest rate cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Non-designated Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements, to manage our exposure to fluctuations in the U.S. dollar to Euro exchange rate. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. Changes in the fair value of these derivatives not designated as hedging instruments are recorded in the statement of operations as a gain or loss within Currency translation gain and other, net. During the year ended December 31, 2010, we recognized a net loss of $993 associated with this derivative. As of December 31, 2010, we have no outstanding derivative financial instruments to manage our exposure to foreign currency risk. We continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.

Non-designated Hedges of Commodity Risk

Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the strict hedge accounting requirements. Changes in fair value of these derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation gain and other, net. During the years ending December 31, 2010, 2009 and 2008, we recognized a net gain/(loss) associated with our commodity contracts of $9,140, $2,590 and $(8,250), respectively.

We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of December 31, 2010:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price
Silver	650,687 troy oz.	January 2011 – December 2011	$25.17
Gold	6,718 troy oz.	January 2011 – December 2011	$1,370.23
Nickel	197,122 pounds	January 2011 – December 2011	$10.10
Aluminum	1,505,056 pounds	January 2011 – December 2011	$1.01
Copper	2,210,800 pounds	January 2011 – December 2011	$3.49

The notional amounts above represent the total volume we hedged over the remaining contracted periods.

Financial Instrument Presentation

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$149	Other assets	$1,550		$—		$—
Interest rate swap		—		—	Accrued expenses and other current liabilities	91	Other long-term liabilities	3,157
Interest rate collars		—		—	Accrued expenses and other current liabilities	1,822	Other long-term liabilities	8,587

Total		$149		$1,550		$1,913		$11,744

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$7,199	Prepaid expenses and other current assets	$644		$—	Accrued expenses and other current liabilities	$193
Euro call option		—	Prepaid expenses and other current assets	993		—		—

Total		$7,199		$1,637		$—		$193

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of December 31, 2010:

Unrealized loss on derivative instruments
Balance as of December 31, 2009	$(11,805)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,996)
Amount of loss reclassified into interest expense	11,611

Balance as of December 31, 2010	$(3,190)

The following table presents the effect of our derivative financial instruments and their classification on the consolidated statement of operations for the years ended December 31, 2010 and 2009:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Net (Loss)/Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2010	2009		2010	2009
Interest rate derivatives	$(2,996)	$(15,532)	Interest expense	$(11,611)	$(14,533)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2010	2009
Commodity forward contracts	$9,140	$2,590	Currency translation gain and other, net
Euro call option	$(993)	$(82)	Currency translation gain and other, net

Credit risk related Contingent Features

We have agreements with our collars and swap derivative counterparties that contain a provision where if we default on any of our indebtedness where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.

As of December 31, 2010, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $3,326. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the agreements at their termination value.

16. Restructuring Costs

Our restructuring programs consist of the First Technology Automotive Plan, the Airpax Plan and the 2008 Plan. Each of these restructuring programs is described in more detail below.

First Technology Automotive Plan

In December 2006, we acquired First Technology Automotive from Honeywell. In January 2007, we announced plans (the “First Technology Automotive Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 143 employees. The actions described above associated with the First Technology Automotive Plan were completed in 2008, and we anticipate remaining payments to be paid through 2014 due primarily to contractual lease obligations.

In connection with the First Technology Automotive Plan, we have incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $8,932, consisting of $4,287 in severance costs and $4,645 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to our reportable segments, have been shown within the “corporate and other” caption. Of the cumulative cost incurred, $3,313 and $2,413 have been allocated to the sensors and controls segments, respectively, and $3,206 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities associated with the First Technology Automotive Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$3,281	$4,601	$7,882
Charges	—	1,111	1,111
Payments	(2,898)	(1,908)	(4,806)

Balance as of December 31, 2008	383	3,804	4,187
Purchase accounting adjustments	—	(209)	(209)
Reversal of charges	—	(235)	(235)
Payments	(320)	(828)	(1,148)

Balance as of December 31, 2009	63	2,532	2,595
Purchase accounting adjustments	(63)	(1,553)	(1,616)
Reversal of charges	—	(228)	(228)
Payments	—	(656)	(656)
Impact of changes in foreign currency exchange rates	—	57	57

Balance as of December 31, 2010	$—	$152	$152

	Sensors	Controls	Corporate and Other	Total
Balance as of December 31, 2007	$3,217	$2,476	$2,189	$7,882
Charges	330	—	781	1,111
Payments	(744)	(2,142)	(1,920)	(4,806)

Balance as of December 31, 2008	2,803	334	1,050	4,187
Purchase accounting adjustments	—	—	(209)	(209)
Reversal of charges	—	—	(235)	(235)
Payments	(273)	(271)	(604)	(1,148)

Balance as of December 31, 2009	2,530	63	2	2,595
Purchase accounting adjustments	(1,551)	(63)	(2)	(1,616)
Reversal of charges	(228)	—	—	(228)
Payments	(656)	—	—	(656)
Impact of changes in foreign currency exchange rates	57	—	—	57

Balance as of December 31, 2010	$152	$—	$—	$152

During the year ended December 31, 2010, we revised our accrual related to severance by $63 and our accrual related to facility exit and other costs by $1,781. The reduction to the accrual for facility exit and other costs was primarily related to the execution of a sublease for the Farnborough, United Kingdom facility at terms more favorable to us than previously anticipated in 2010. The reduction to the accruals resulted in a reduction of goodwill totaling $1,616 for the portion of the accruals that had been established through purchase accounting and a reduction to restructuring expense of $228. We do not expect to incur additional costs in the future.

Airpax Plan

In July 2007, we acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007, we announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico, and to terminate certain employees at the Cambridge, Maryland facility. In 2008, we announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees and were completed in 2009.

In connection with the Airpax Plan, we have incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $6,494, consisting of $5,073 in severance costs and $1,421 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to our reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $5,026 has been allocated to the controls segment and $1,468 has been allocated to “corporate and other”. We have not incurred additional costs related to this plan in year ended December 31, 2010 and do not expect to incur additional costs in the future.

The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$8,942	$2,092	$11,034
Purchase accounting adjustments	(3,681)	(158)	(3,839)
Payments	(4,298)	(839)	(5,137)
Impact of changes in foreign currency exchange rates	(227)	(9)	(236)

Balance as of December 31, 2009	736	1,086	1,822
Purchase accounting adjustments	(188)	(513)	(701)
Payments	(375)	(47)	(422)

Balance as of December 31, 2009	173	526	699
Payments	(3)	—	(3)

Balance as of December 31, 2010	$170	$526	$696

	Controls	Corporate and Other	Total
Balance as of December 31, 2007	$9,801	$1,233	$11,034
Purchase accounting adjustments	(4,129)	290	(3,839)
Payments	(3,797)	(1,340)	(5,137)
Impact of changes in foreign currency exchange rates	(236)	—	(236)

Balance as of December 31, 2008	1,639	183	1,822
Purchase accounting adjustments	(646)	(55)	(701)
Payments	(297)	(125)	(422)

Balance as of December 31, 2009	696	3	699
Payments	(2)	(1)	(3)

Balance as of December 31, 2010	$694	$2	$696

During the year ended December 31, 2008, we reversed a portion of our previously established restructuring reserves through goodwill because certain aspects of the Airpax Plan were not finalized prior to the one-year anniversary of the Airpax Acquisition. Charges resulting from further restructuring activities have been included as a component of the 2008 Plan.

During the year ended December 31, 2009, we revised our accrual related to severance and facility exit and other costs established through purchase accounting. As a result, we reduced goodwill by a corresponding amount of $701.

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries (the “2008 Plan”). During the year ended

December 31, 2008, we recognized charges totaling $23,013, of which $16,211 relates to severance, $1,300 relates to a pension enhancement provided to certain eligible employees under a voluntary retirement program (refer to Note 9 for further discussion), $3,588 relates to pension curtailment and settlement charges and $1,914 relates to facility exit and other costs. During the year ended December 31, 2009, we recognized charges totaling $18,321, of which $12,930 relates to severance, $4,828 relates to pension curtailment, settlement and other related charges and $563 relates to facility exit and other costs. The total cost of these actions is expected to be $40,347, excluding the impact of changes in foreign currency exchange rates, and affect 1,983 employees. We anticipate the actions described above associated with the 2008 Plan to be completed during 2011 and the remaining payments to be paid through 2014 due primarily to contractual lease obligations. We do not expect to incur additional charges in the future.

In connection with the 2008 Plan, we have incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,347, consisting of $28,150 in severance costs, $9,716 in pension-related costs and $2,481 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to our reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $1,750 and $4,567 has been allocated to the sensors and controls segments, respectively, and $34,030 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities, excluding the costs related to pension, associated with the 2008 Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$—	$—	$—
Charges	16,211	1,914	18,125
Payments	(4,589)	(80)	(4,669)
Impact of changes in foreign currency exchange rates	(95)	(70)	(165)

Balance as of December 31, 2008	11,527	1,764	13,291
Charges	12,930	563	13,493
Payments	(21,343)	(2,133)	(23,476)
Impact of changes in foreign currency exchange rates	(150)	(85)	(235)

Balance as of December 31, 2009	2,964	109	3,073
Charges	565	24	589
Reversal of charges	(1,556)	(20)	(1,576)
Payments	(1,491)	(58)	(1,549)
Impact of changes in foreign currency exchange rates	(1)	(1)	(2)

Balance as of December 31, 2010	$481	$54	$535

Employees terminated as of December 31, 2010	1,966

	Sensors	Controls	Corporate and Other	Total
Balance as of December 31, 2007	$—	$—	$—	$—
Charges	1,760	4,091	12,274	18,125
Payments	(686)	(1,130)	(2,853)	(4,669)
Impact of changes in foreign currency exchange rates	(105)	(60)	—	(165)

Balance as of December 31, 2008	969	2,901	9,421	13,291
Charges	11	465	13,017	13,493
Payments	(871)	(3,048)	(19,557)	(23,476)
Impact of changes in foreign currency exchange rates	22	(203)	(54)	(235)

Balance as of December 31, 2009	131	115	2,827	3,073
Charges	44	122	423	589
Reversal of Charges	(95)	(133)	(1,348)	(1,576)
Payments	(53)	(12)	(1,484)	(1,549)
Impact of changes in foreign currency exchange rates	(1)	(4)	3	(2)

Balance as of December 31, 2010	$26	$88	$421	$535

During the year ended December 31, 2010, we recognized a net reversal of charges of $987 in the 2008 Plan, primarily related to a net reduction in our severance accrual that was largely due to the expiration of outplacement and tuition benefits, and was primarily allocable to the “corporate and other” caption.

Summary of Restructuring Programs

The following tables outline amounts associated with all of our restructuring programs described above, including the costs related to pension, and where in the consolidated statements of operations these amounts were recognized for the years ended December 31, 2010, 2009 and 2008. There were no restructuring costs recognized for the Airpax Plan during 2010 and 2009. The “other” restructuring expense of $1,077 during the year ended December 31, 2010 represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Other	Total
For the year ended December 31, 2010
Restructuring	$(228)	$—	$(987)	$1,077	$(138)
Currency translation gain and other, net	57	—	(2)	(12)	43

Total	$(171)	$—	$(989)	$1,065	$(95)

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Other	Total
For the year ended December 31, 2009
Restructuring	$(235)	$—	$18,321	$—	$18,086
Currency translation gain and other, net	—	—	(235)	—	(235)

Total	$(235)	$—	$18,086	$—	$17,851

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Other	Total
For the year ended December 31, 2008
Restructuring	$1,111	$—	$23,013	$—	$24,124
Currency translation gain and other, net	—	(236)	(165)	—	(401)

Total	$1,111	$(236)	$22,848	$—	$23,723

The following table outlines the current and long-term components of the restructuring liabilities for all plans recognized in the consolidated balance sheets as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Current liabilities	$1,267	$4,219
Long-term liabilities	116	2,148

	$1,383	$6,367

17. Discontinued Operations

In December 2008, we announced our intent to sell the Automotive Vision sensing business (“Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL Camera”), due to the economic climate and slower than expected demand for its products. We purchased SMaL Camera for $12.0 million in March 2007. We completed the sale of the Vision business during the quarter ended June 30, 2009. Accordingly, there are no results of operations for this business during the year ended December 31, 2010.

Results of operations of the Vision business included within loss from discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the year ended December 31,
	2010	2009	2008
Net revenue	$—	$726	$2,661
Loss from operations before income tax	$—	$(395)	$(12,199)

We recognized a $7,883 loss during the year ended December 31, 2008 associated with measuring the net assets at fair value less cost to sell and other exit costs associated with the Vision business. This amount is reported within loss from discontinued operations in the consolidated statement of operations. The estimated fair value was based on indicators of value implied from discussions with potential buyers of the business. Included in the $7,883 loss were charges of $3,995 and $1,439 for the write-off of goodwill and intangible assets, respectively, associated with the Vision business.

18. Segment Reporting

We organize our business into two reportable segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by us and the financial information that is reviewed by our chief operating decision maker. We manage our sensors and controls businesses as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker, in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition and the Airpax Acquisition and amortization expense. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2.

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

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Net revenue:
Sensors	$969,628	$685,092	$867,386
Controls	570,451	449,852	555,269

Total net revenue	$1,540,079	$1,134,944	$1,422,655

Segment operating income (as defined above):
Sensors	$327,081	$201,254	$221,885
Controls	193,301	133,896	136,455

Total segment operating income	520,382	335,150	358,340
Corporate/other	(147,660)	(86,034)	(92,329)
Amortization of intangible assets and capitalized software	(144,514)	(153,081)	(148,762)
Impairment of goodwill and intangible assets	—	(19,867)	(13,173)
Restructuring	138	(18,086)	(24,124)

Profit from operations	228,346	58,082	79,952
Interest expense	(106,400)	(150,589)	(197,840)
Interest income	1,020	573	1,503
Currency translation gain and other, net	45,388	107,695	55,467

Income/(loss) from continuing operations before income taxes	$168,354	$15,761	$(60,918)

No customer exceeded 10% or more of our net revenue in any of the periods presented.

The following table presents net revenue by product categories for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Net revenue:
Pressure sensors	$687,047	$456,116	$553,722
Pressure switches	98,350	71,946	96,928
Position sensors	32,954	26,062	39,273
Force sensors	71,977	57,151	87,654
Bimetal electromechanical controls	379,487	298,476	363,826
Thermal and magnetic-hydraulic circuit breakers	131,234	113,855	142,112
Power inverters	19,985	14,341	20,641
Interconnection	39,485	23,180	28,398
Other	79,560	73,817	90,101

	$1,540,079	$1,134,944	$1,422,655

The following table presents depreciation and amortization of intangible assets and capitalized software expense for the reported segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Total depreciation and amortization
Sensors	$18,745	$20,036	$19,781
Controls	8,320	9,253	10,065
Corporate/other(1)	156,077	172,219	170,277

Total	$183,142	$201,508	$200,123

(1)	Included within Corporate/other is all of the depreciation and amortization expense associated with the fair value step-up recognized in the 2006 Acquisition, and the acquisitions of First Technology Automotive and Airpax. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with the acquisitions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Total assets
Sensors	$403,687	$326,941
Controls	165,958	192,597
Corporate/other(1)	2,818,352	2,647,332

Total	$3,387,997	$3,166,870

(1)	Included within Corporate/other as of December 31, 2010 and 2009 is $1,528,954 and $1,530,570, respectively, of goodwill, $723,144 and $865,531, respectively, of intangible assets, $35,198 and $35,809, respectively, of PP&E and $559 and $559, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Total capital expenditures
Sensors	$34,989	$6,168	$16,514
Controls	10,210	6,995	13,388
Corporate/other	7,713	1,796	11,061

Total	$52,912	$14,959	$40,963

Geographic Area Information

The geographic area data below includes net revenue, based on our revenue recognition policies, and PP&E, based on the location of the respective entities.

The following tables present net revenue by geographic area and by significant countries for the years ended December 31, 2010, 2009 and 2008:

	Net Revenue
	For the year ended December 31,
	2010	2009	2008
Americas	$641,883	$513,764	$668,475
Asia Pacific	504,039	316,047	405,222
Europe	394,157	305,133	348,958

	$1,540,079	$1,134,944	$1,422,655

	Net Revenue
	For the year ended December 31,
	2010	2009	2008
United States	$608,267	$484,553	$634,402
The Netherlands	394,157	305,133	348,957
Japan	205,856	159,909	232,384
All Other	331,799	185,349	206,912

	$1,540,079	$1,134,944	$1,422,655

The following table presents long-lived assets, exclusive of goodwill and intangible assets, by geographic area and by significant countries as of December 31, 2010 and 2009:

	Long-Lived Assets
	December 31, 2010	December 31, 2009
Americas	$104,820	$96,098
Asia Pacific	117,285	110,039
Europe	12,708	13,480

Total	$234,813	$219,617

	Long-Lived Assets
	December 31, 2010	December 31, 2009
United States	$64,941	$55,821
Malaysia	44,028	46,959
Mexico	39,009	39,419
Korea	15,656	15,692
The Netherlands	12,708	13,480
All Other	58,471	48,246

	$234,813	$219,617

19. Net Income / (Loss) Per Share

Basic and diluted net income / (loss) per share are calculated by dividing net income / (loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2010, 2009 and 2008, the weighted-average shares outstanding for basic and diluted net income / (loss) per share were as follows:

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Basic weighted-average ordinary shares outstanding	166,277,845	144,056,568	144,065,549
Dilutive effect of stock options	6,384,969	—	—
Dilutive effect of unvested restricted stock	283,389	—	—

Diluted weighted-average ordinary shares outstanding	172,946,203	144,056,568	144,065,549

Net income / (loss) and net income / (loss) per share are presented in the consolidated statements of operations.

Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share. Also, for years ended December 31, 2009 and 2008, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share. In addition, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding in 2009, as they related to share-based awards associated with our Tranche 2 and 3 grants. These shares were contingently issuable and the contingency had not been satisfied as of that date. Refer to Note 10 for further discussion of our share-based payment plans.

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Anti-dilutive shares excluded	1,105,697	491,278	89,583
Dilutive impact due to net loss	—	1,070,585	1,010,551
Contingently issuable shares excluded	—	7,933,432	8,100,959

20. Unaudited Quarterly Data

A summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is as follows:

	For the three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
For the year ended December 31, 2010
Net revenue	$387,842	$383,294	$391,806	$377,137
Gross profit	$151,791	$144,648	$151,216	$144,354
Net income/(loss)	$68,610	$(48,389)	$82,519	$27,310
Basic net income/(loss) per share	$0.40	$(0.28)	$0.48	$0.18
Diluted net income/(loss) per share	$0.38	$(0.28)	$0.46	$0.17

	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
For the year ended December 31, 2009
Net revenue	$338,089	$302,468	$255,371	$239,016
Gross profit	$117,163	$111,560	$86,469	$77,672
Net income/(loss)	$13,932	$(54,035)	$22,621	$(10,199)
Loss from discontinued operations	$—	$—	$(134)	$(261)
Basic net income/(loss) per share from continuing operations	$0.10	$(0.38)	$0.16	$(0.07)
Diluted net income/(loss) per share from continuing operations	$0.10	$(0.38)	$0.16	$(0.07)
Basic net loss per share from discontinued operations	—	—	$(0.00)	$(0.00)
Diluted net loss per share from discontinued operations	—	—	$(0.00)	$(0.00)

21. Subsequent Events

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We will refer to this acquisition as “Magnetic Speed and Position” (“MSP”), which will be integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, the Czech Republic and China. This acquisition was structured as a purchase of assets for the operations in the U.S., South Korea and the Czech Republic and as a purchase of 100% of the outstanding shares of an entity in the Czech Republic and 90% of the outstanding shares of a joint venture in China. We entered into an Equity Transfer Agreement with the owner of the remaining 10% equity interest in the joint venture in China. We expect to own 100% of the joint venture by the end of the first quarter of 2011. Consideration for the purchase of the remaining 10% equity interest in the China joint venture is included in the $140 million purchase price.

We incurred approximately $3.2 million of costs during 2010 related to this transaction, which are included within SG&A expense in our consolidated statements of operations.

Due to the recent closing of this acquisition, we have not yet completed our initial accounting for the business combination because we are still determining the fair values of the acquired tangible and intangible assets as well as the working capital adjustment to the purchase price. We have not provided certain disclosures required under ASC 805 because amounts in such disclosures are impracticable to reasonably estimate at this time. These disclosures, such as pro-forma revenue and earnings of the combined entity and our preliminary allocation of the purchase price, will be provided in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2011.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

SENSATA TECHNOLOGIES HOLDING N.V.

(Parent Company Only)

Balance Sheets

(Thousands of U.S. dollars)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$107,441	$314
Intercompany receivables from subsidiaries	3,136	—
Prepaid expenses and other current assets	219	3,401

Total current assets	110,796	3,715
Investment in subsidiaries	900,207	387,163

Total assets	$1,011,003	$390,878

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$844	$1,289
Intercompany payables to subsidiaries	464	2,135
Accrued expenses and other current liabilities	1,650	296

Total current liabilities	2,958	3,720
Pension obligations	264	—

Total liabilities	3,222	3,720

Total shareholders’ equity	1,007,781	387,158

Total liabilities and shareholders’ equity	$1,011,003	$390,878

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.

(Parent Company Only)

Statements of Operations

(Thousands of U.S. dollars)

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net revenue	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	1,654	656	49

Total operating costs and expenses	1,654	656	49

Loss from operations	(1,654)	(656)	(49)
Interest expense	—	—	—
Interest income	156	—	—
Currency translation gain / (loss) and other, net	194	(22)	13

Loss before income taxes and equity in net income / (loss) of subsidiaries	(1,304)	(678)	(36)
Equity in net income / (loss) of subsidiaries	131,354	(27,003)	(134,495)
Provision for income taxes	—	—	—

Net income / (loss)	$130,050	$(27,681)	$(134,531)

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.

(Parent Company Only)

Statements of Cash Flows

(Thousands of U.S. dollars)

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net cash (used in) / provided by operating activities	$(1,044)	$(302)	$136

Cash flows from investing activities:
Investment in subsidiaries	(346,850)	—	—
Dividends received from subsidiaries	—	876	—

Net cash (used in) / provided by investing activities	(346,850)	876	—

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares	433,539	—	—
Proceeds from stock option exercises	21,855	—	—
Payments on financing obligations	(373)	—	—
Payments to repurchase Ordinary Shares	—	—	(136)
Advance to shareholder	—	(266)	—
Proceeds from issuance of restricted ordinary shares	—	6	—

Net cash provided by / (used in) financing activities	455,021	(260)	(136)

Net change in cash and cash equivalents	107,127	314	—
Cash and cash equivalents, beginning of year	314	—	—

Cash and cash equivalents, end of year	$107,441	$314	$—

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands)

1. Basis of Presentation and Description of Business

Sensata Technologies Holding N.V. (Parent Company)—Schedule I—Condensed Financial Information of Sensata Technologies Holding N.V. (“Sensata Technologies Holding”), included in this Annual Report on Form 10-K, provides all parent company information that is required to be presented in accordance with Securities and Exchange Commission (“SEC”) rules and regulations for financial statement schedules. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by the SEC. Sensata Technologies Holding and subsidiaries consolidated financial statements are included elsewhere in this Annual Report on Form 10-K.

Sensata Technologies Holding conducts no separate operations and acts only as a holding company. Sensata Technologies B.V. (“STBV”), however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under the Senior Secured Credit Facility and the indentures governing the notes.

Sensata Technologies Holding has no direct outstanding debt obligations. For a discussion of the debt obligations of the subsidiaries of Sensata Technologies Holding, see Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The ability of Sensata Technologies Holding to obtain capital from its parent, Sensata Investment Company S.C.A., (“SCA”) is at the discretion of SCA and its managers.

2. Commitments and Contingencies

Sensata Technologies Holding has no direct commitments and contingencies. For a discussion of the commitments and contingencies of the subsidiaries of Sensata Technologies Holding, see Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

3. Administrative Services Agreement

In 2009, Sensata Technologies Holding entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in selling, general and administrative expense. During the years ended December 31, 2010 and 2009, Sensata Technologies Holding paid $281 and $322, respectively, related to the Administrative Services Agreement. As of December 31, 2010 and 2009, Sensata Technologies Holding recorded an amount due to SCA of $226 and $0, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions		Deductions	Balance at the end of the period
		Charged to cost and expenses	Charged to other accounts
For the year ended December 31, 2010
Allowance for doubtful accounts and sales allowances	$12,739	$4,070	$—	$(6,144)	$10,665

For the year ended December 31, 2009
Allowance for doubtful accounts and sales allowances	$10,645	$9,933	$—	$(7,839)	$12,739

For the year ended December 31, 2008
Allowance for doubtful accounts and sales allowances	$9,069	$10,481	$—	$(8,905)	$10,645

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The required certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are included as Exhibits 31.1-31.3 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management’s report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Almelo, The Netherlands

January 31, 2011

Report of Independent Registered Accounting Firm

The Board of Directors and Shareholders of

Sensata Technologies Holding N.V.

We have audited Sensata Technologies Holding N.V.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sensata Technologies Holding N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sensata Technologies Holding N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated January 31, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 31, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on March 9, 2011 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on March 9, 2011 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on March 9, 2011 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on March 9, 2011 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on March 9, 2011 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements—See “Financial Statements” under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules—See “Financial Statement Schedules” under Item 8 of this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

3.1	Amended Articles of Association of Sensata Technologies Holding N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement on Form S-1, filed on March 8, 2010).

10.1	Credit Agreement, dated April 27, 2006, among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., each lender from time to time party hereto, the Initial L/C Issuer (as defined therein), the Initial Swing Line Lender (as defined therein) and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.2	Guaranty, dated May 15, 2006, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.3	Domestic Guaranty, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.4	Foreign Guaranty, dated April 27, 2006, made by each of Sensata Technologies Holding Company U.S., B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Sensores e Controls do Brasil Ltda., Sensata Technologies Japan Limited, Sensors and Controls (Korea) Limited, Sensata Technologies Holding Korea Limited, S&C Acquisition Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.5	Domestic Security Agreement, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC and Sensata Technologies, Inc. to Morgan Stanley & Co. Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.6	Asset and Stock Purchase Agreement, dated January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.7	Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A of Sensata Technologies B.V., filed on January 24, 2007).

10.8	Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.9	Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.10	Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.11	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.12	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.13	Securityholders Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates that are parties thereto, Asia Opportunity Fund II, L.P and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.14	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.15	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.16	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Richard Dane, Jr. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.17	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Steve Major (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.18	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Jean-Pierre Vasdeboncoeur (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.19	Transition Production Agreement, dated May 11, 2009, between Sensata Technologies, Inc. and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Registration Statement on Form S-1, filed on February 26, 2010).

10.20	Assignment Agreement, dated May 11, 2009, between Sensata Technologies Inc., Sovereign Precious Metals, LLC, and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of Sensata Technologies B.V., filed on May 15, 2009).

10.21	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Donna Kimmel (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.22	Employment Agreement, dated November 30, 2006, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Sensata Technologies B.V., filed on March 22, 2007).

10.23	Advisory Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Technologies B.V, Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Bain Capital, Ltd. and CCMP Capital Asia Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.24	Amendment No. 1 to Advisory Agreement, dated December 19, 2006, between Sensata Technologies B.V. and Bain Capital Partners, LLC (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.25	Investor Rights Agreement, dated April 27, 2006, among Sensata Management Company S.A., Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., funds managed by Bain Capital Partners, LLC or its affiliates, certain Other Investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.26	Stock Purchase Agreement, dated November 3, 2006, among Sensata Technologies, Inc., First Technology Limited and Honeywell International Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.27	Stock Purchase Agreement, dated June 8, 2007, by and among Airpax Holdings, Inc., the stockholders of Airpax Holdings, Inc., William Blair Capital Partners VII QP, L.P., as Stockholders’ Representative and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 of Sensata Technologies B.V., filed on August 9, 2007).

10.28	Senior Subordinated Term Loan Agreement, dated as of July 27, 2007, among Sensata Technologies B.V. and Sensata Technologies Finance Company LLC, Morgan Stanley Senior Funding, Inc. and Other Lenders Party Hereto (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q for the period ended June 30, 2007 of Sensata Technologies B.V., filed on August 9, 2007).

10.29	First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009 of Sensata Technologies B.V., filed on November 13, 2009).

10.30	Indenture, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.31	Indenture, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 9% Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.32	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K of Sensata Technologies B.V., filed on February 17, 2009).

10.33	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% Senior Subordinated Notes (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K of Sensata Technologies B.V., filed on February 17, 2009).

10.34	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.7 to Annual Report on Form 10-K of Sensata Technologies B.V., filed on February 17, 2009).

10.35	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% Senior Subordinated Notes (incorporated by reference to Exhibit 4.8 to Annual Report on Form 10-K of Sensata Technologies B.V., filed on February 17, 2009).

10.36	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K of Sensata Technologies B.V., filed on February 17, 2009).

10.37	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% Senior Subordinated Notes (incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K of Sensata Technologies B.V., filed on February 17, 2009).

10.38	Fourth Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 8% Senior Notes (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 of Sensata Technologies B.V., filed on April 30, 2009).

10.39	Fourth Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 9% Senior Subordinated Notes (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 of Sensata Technologies B.V., filed on April 30, 2009).

10.40	First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.41	First Amended and Restated Management Securityholders Addendum—Dutchco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.42	First Amended and Restated Management Securityholders Addendum—Luxco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.43	Form of First Amended and Restated Investor Rights Agreement, entered into by and among Sensata Management Company S.A., Sensata Investment Company S.C.A, Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.), funds managed by Bain Capital Partners, LLC or its affiliates, certain other investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.50 to Amendment No. 4 to the Registration Statement on Form S-1, filed on February 26, 2010).

10.44	Form of Indemnification Agreement, entered among Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.) and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).

10.45	Administrative Services Agreement, effective as of January 1, 2008, by and between Sensata Investment Company S.C.A. and Sensata Technologies Holding B.V. (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).

10.46	Supply and Purchase Agreement, dated October 17, 2005, by and between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Engineered Materials Solutions, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.47	Joint Development and Exclusive Supply Agreement, dated July 1, 1998, between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Measurement Specialties, Inc., as amended (incorporated by reference to Exhibit 10.54 to Amendment No. 4 to the Registration Statement on Form S-1, filed on February 26, 2010).

10.48	Form of First Amended and Restated Securityholders Agreement, to be entered into by and among Sensata Investment Company S.C.A., Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.), Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates, Asia Opportunity Fund II, L.P. and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.55 to Amendment No. 3 to the Registration Statement on Form S-1, filed on February 12, 2010).

10.49	Amendment No. 3 to Transition Production Agreement, dated February 4, 2010, between Sensata Technologies, Inc. and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Sensata Technologies B.V., filed on February 10, 2010).

10.50	Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).

10.51	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).

10.52	Employment Agreement, dated December 3, 2009, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.59 to Amendment No. 4 to the Registration Statement on Form S-1, filed on February 26, 2010).

10.53	Asset and Stock Purchase Agreement, dated October 28, 2010, by and among Sensata Technologies, Inc., Honeywell International Inc., Honeywell Co. Ltd., Honeywell spol s.r.o., Honeywell Aerospace s.r.o., Honeywell (China) Co. Ltd., Honeywell Automation India Limited, Honeywell Control Systems Limited, Honeywell GmbH and Honeywell Japan Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, filed on November 3, 2010).

10.54	Amendment to Employment Agreement, dated December 31, 2010, between Sensata Technologies, Inc. and Thomas Wroe, Jr.**

10.55	Amendment to Employment Agreement, dated December 31, 2010, between Sensata Technologies, Inc. and Martha Sullivan.**

10.56	Amendment to Employment Agreement, dated December 31, 2010, between Sensata Technologies, Inc. and Jeffrey J. Cote.**

12.1	Statement regarding computation of ratio of earnings to fixed charges.**

21.1	Subsidiaries of Sensata Technologies Holding N.V.**

23.1	Consent of Ernst & Young LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. **

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Chief Executive Officer

Date: January 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE Thomas Wroe	Principal Executive Officer	January 31, 2011

/S/ JEFFREY COTE Jeffrey Cote	Principal Financial Officer	January 31, 2011

/S/ ROBERT HUREAU Robert Hureau	Principal Accounting Officer	January 31, 2011

/S/ ED CONARD Ed Conard	Director	January 31, 2011

/S/ PAUL EDGERLEY Paul Edgerley	Director	January 31, 2011

/S/ MICHAEL JACOBSON Michael Jacobson	Director	January 31, 2011

/S/ JOHN LEWIS John Lewis	Director	January 31, 2011

/S/ SETH MEISEL Seth Meisel	Director	January 31, 2011

/S/ CHARLES PEFFER Charles Peffer	Director	January 31, 2011

/S/ MICHAEL WARD Michael Ward	Director	January 31, 2011

/S/ STEPHEN ZIDE Stephen Zide	Director	January 31, 2011

/S/ THOMAS WROE Thomas Wroe	Authorized Representative in the United States	January 31, 2011