Form 10-Q
period 2011-06-30
Sensata Technologies Holding N.V.
filed 2011-07-22
CIK 1477294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2011, 175,903,748 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$287,104	$493,662
Accounts receivable, net of allowances of $10,172 and $10,655 as of June 30, 2011 and December 31, 2010, respectively	270,956	198,245
Inventories	175,192	140,949
Deferred income tax assets	6,730	6,566
Prepaid expenses and other current assets	24,859	25,006
Assets held for sale	238	559

Total current assets	765,079	864,987
Property, plant and equipment at cost	518,567	450,922
Accumulated depreciation	(234,030)	(216,109)

Property, plant and equipment, net	284,537	234,813
Goodwill	1,576,662	1,528,954
Other intangible assets, net	697,765	723,144
Deferred income tax assets	4,393	4,526
Deferred financing costs	28,590	25,742
Other assets	9,304	5,831

Total assets	$3,366,330	$3,387,997

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,665	$16,779
Accounts payable	162,208	132,828
Income taxes payable	6,706	6,855
Accrued expenses and other current liabilities	102,237	94,030
Deferred income tax liabilities	4,693	4,608

Total current liabilities	289,509	255,100
Deferred income tax liabilities	209,230	179,089
Pension and post-retirement benefit obligations	25,745	43,021
Capital lease and other financing obligations, less current portion	44,804	39,544
Long-term debt, net of discount, less current portion	1,783,598	1,833,370
Other long-term liabilities	29,119	30,092
Commitments and contingencies

Total liabilities	2,382,005	2,380,216
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 175,664,892 and 173,522,647 shares issued as of June 30, 2011 and December 31, 2010, respectively	2,254	2,224
Treasury shares, at cost, 11,973 shares as of June 30, 2011 and December 31, 2010	(136)	(136)
Additional paid-in capital	1,548,659	1,530,789
Accumulated deficit	(541,790)	(497,638)
Accumulated other comprehensive loss	(24,662)	(27,458)

Total shareholders’ equity	984,325	1,007,781

Total liabilities and shareholders’ equity	$3,366,330	$3,387,997

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenue	$455,038	$391,806	$899,267	$768,943
Operating costs and expenses:
Cost of revenue	284,749	240,590	561,994	473,373
Research and development	12,077	6,211	20,844	11,141
Selling, general and administrative	45,586	38,740	90,030	116,631
Amortization of intangible assets and capitalized software	34,709	36,078	68,961	72,214
Restructuring	1,086	(490)	1,733	209

Total operating costs and expenses	378,207	321,129	743,562	673,568

Profit from operations	76,831	70,677	155,705	95,375
Interest expense	(24,454)	(25,406)	(47,908)	(58,922)
Interest income	255	255	508	394
Currency translation (loss)/gain and other, net	(74,714)	51,796	(115,358)	98,981

(Loss)/income before taxes	(22,082)	97,322	(7,053)	135,828
Provision for income taxes	12,545	14,803	37,099	25,999

Net (loss)/income	$(34,627)	$82,519	$(44,152)	$109,829

Basic net (loss)/income per share:	$(0.20)	$0.48	$(0.25)	$0.68

Diluted net (loss)/income per share:	$(0.20)	$0.46	$(0.25)	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net (loss)/income	$(44,152)	$109,829
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	21,432	20,331
Amortization of deferred financing costs and original issue discounts	3,412	4,377
Currency translation loss/(gain) on debt	60,391	(133,826)
Loss on repurchase of debt	44,014	22,867
Share-based compensation	4,653	21,869
Amortization of inventory step-up to fair value	524	—
Amortization of intangible assets and capitalized software	68,961	72,214
Gain on disposition of assets	(77)	(253)
Deferred income taxes	29,183	18,903
(Decrease)/increase from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(40,746)	(32,997)
Inventories	(23,357)	(16,252)
Prepaid expenses and other current assets	5,495	1,963
Accounts payable and accrued expenses	10,949	(835)
Income taxes payable	(149)	667
Accrued retirement	(17,676)	(512)
Other	(1,652)	409

Net cash provided by operating activities	121,205	88,754
Cash flows from investing activities:
Acquisition of Magnetic Speed and Position, net of cash received	(137,264)	—
Additions to property, plant and equipment and capitalized software	(40,424)	(17,902)
Proceeds from sale of assets	600	364

Net cash used in investing activities	(177,088)	(17,538)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	176	433,621
Proceeds from exercise of stock options	14,714	5,025
Proceeds from issuance of Term Loan Facility	1,094,500	—
Proceeds from issuance of Senior Notes	700,000	—
Payments on U.S. term loan facility	(907,250)	(4,750)
Payments on Euro term loan facility	(546,990)	(2,556)
Payments of debt issuance costs	(33,496)	—
Payments on repurchase of debt	(471,300)	(337,517)
Payments on capitalized lease and other financing obligations	(1,029)	(2,260)

Net cash (used in)/provided by financing activities	(150,675)	91,563

Net change in cash and cash equivalents	(206,558)	162,779
Cash and cash equivalents, beginning of period	493,662	148,468

Cash and cash equivalents, end of period	$287,104	$311,247

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

1. Business Description and Basis of Presentation

Business Description

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

In March 2010, we completed the initial public offering (“IPO”) of our ordinary shares. Since the IPO, we have completed secondary public offerings of our ordinary shares. See Note 2, “Equity Transactions” for further discussion of these equity offerings.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to current period presentation.

All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

2. Equity Transactions

Since the IPO, we have completed secondary public offerings of our ordinary shares. After the most recent secondary public offering in February 2011, SCA owned approximately 51.4% of our ordinary shares. The following table summarizes the details of the IPO and the secondary offerings.

	Date of Completion	Ordinary shares sold by us	Ordinary shares sold by our existing shareholders and employees	Offering price per share	Net proceeds received (1)
IPO	March 16, 2010	26,315,789	5,284,211	$18.00	$436,053
Over-allotment (2)	April 14, 2010	—	4,740,000	$18.00	$2,515
Secondary public offering (2)	November 17, 2010	—	23,000,000	$24.10	$3,696
Secondary public offering	February 24, 2011	—	20,000,000	$33.15	$2,137
Over-allotment (2)	March 2, 2011	—	3,000,000	$33.15	$261

(1)	The proceeds received by us, which include proceeds received from the exercise of stock options, are net of underwriters’ discounts and commissions and offering expenses.
(2)	Represents or includes shares exercised by the underwriters’ option to purchase additional shares from the selling shareholders.

3. New Accounting Standards

Accounting standards adopted during 2011:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Standards:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We will adopt this pronouncement in the first quarter of 2012, and do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

4. Comprehensive Net (Loss)/Income

The components of comprehensive net (loss)/income for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net (loss)/income	$(34,627)	$82,519	$(44,152)	$109,829
Net unrealized gain on derivatives designated as hedges	785	3,329	2,392	4,541
Net adjustments on defined benefit and retiree healthcare plans	203	402	404	576

Comprehensive net (loss)/income	$(33,639)	$86,250	$(41,356)	$114,946

5. Inventories

The components of inventories as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Finished goods	$54,414	$45,397
Work-in-process	34,657	25,353
Raw materials	86,121	70,199

Total	$175,192	$140,949

6. Acquisitions

Sensor-NITE

On June 14, 2011, we signed a definitive agreement to acquire all of the outstanding equity interests of the Sensor-NITE Group Companies (“Sensor-NITE”) for an aggregate cash purchase price of approximately €225 million, or approximately $324 million, based on a June 30, 2011 exchange rate of $1.44 to €1.00, subject to a working capital adjustment. Sensor-NITE is a leading manufacturer of high temperature sensors used in the exhaust after-treatment systems of diesel and leading-edge gasoline engines. The business is headquartered in Tessenderlo, Belgium, with operations and manufacturing in Sofia and Botevgrad, Bulgaria. We expect the transaction to close in the third quarter of 2011.

MSP

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for estimated total consideration of $152.5 million (including $137.3 million paid in cash to date, net of cash acquired), subject to a working capital adjustment and certain transfer taxes. As of June 30, 2011, we had a liability accrued of approximately $8.0 million of purchase consideration that has not yet been remitted to the seller related to acquired cash and estimated working capital adjustments. We refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, Czech Republic and China. This acquisition was structured as a purchase of assets in the U.S., South Korea and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$32,056
Inventories	11,410
Prepaid expenses and other current assets	5,348
Property, plant and equipment	27,235
Other intangible assets	42,100
Goodwill	47,708
Other assets	529
Accounts payable and accrued expenses	(20,074)
Other long term liabilities	(1,051)

Fair value of net assets acquired, excluding cash and cash equivalents	145,261
Cash and cash equivalents	7,218

Fair value of net assets acquired	$152,479

The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $47.7 million represents future economic benefits expected to arise from our presence in emerging markets, the assembled workforce acquired, and the extension of existing platforms. Approximately $38.8 million of goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives, including estimates of completed technologies and customer relationships. The following table presents the acquired intangible assets with definite lives.

	Acquisition Date Fair Value	Weighted average lives (years)
Intangible Assets with Determinable Lives:
Completed Technologies	$25,500	6
Customer Relationships	16,600	7

	$42,100

See Note 8, “Goodwill and Other Intangible Assets” for further discussion of goodwill and other intangibles assets.

Net revenue for MSP included in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $39,231 and $65,180. We do not believe the earnings of MSP for the three and six months ended June 30, 2011 were significant to our consolidated earnings. The following table presents the proforma net revenue and earnings for the following periods of the combined entity had we acquired MSP on January 1, 2010.

	For the six months ended
	June 30, 2011	June 30, 2010
Proforma Net Revenue	$911,057	$837,386
Proforma Net (Loss)/Income	$(44,074)	$111,385

Proforma net income for the six months ended June 30, 2010 includes nonrecurring adjustments of $2.5 million for transaction costs and $0.5 million related to the step-up adjustment to record inventory, which would have turned during the period, at fair value.

7. Restructuring Costs

Our restructuring programs consist of the MSP Plan, the 2008 Plan, the Airpax Plan and the FTAS Plan (plans as defined below). Each of these restructuring programs is described in more detail below.

MSP Plan

On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions will consist primarily of severance and other costs. The actions are expected to affect 200 employees and cost approximately $5,098, excluding the impact of changes in foreign currency exchange rates, and will be allocated to the sensors segment. As of June 30, 2011, one employee has been severed in connection with this plan. We anticipate these actions will be completed and payments will be made through the end of 2012.

The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2010:

	Severance	Total
Balance as of December 31, 2010	$—	$—
Charges	1,985	1,985
Reversal of charges	(73)	(73)
Payments	(9)	(9)
Impact of changes in foreign currency exchange rates	4	4

Balance as of June 30, 2011	$1,907	$1,907

2008 Plan

During fiscal years 2009 and 2008, in response to global economic conditions, we announced various actions (“2008 Plan”) to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. As of June 30, 2011, 1,978 employees have been severed in connection with this plan, which will ultimately affect 1,982 employees. We anticipate that these actions will be completed during 2011. We do not expect to incur additional charges in the future. The liability as of June 30, 2011 was $200, which is due to the remaining severance, for which we expect to make payments through 2011, and due to the contractual obligations, for which we expect payments will be completed in 2014.

In connection with the 2008 Plan, we have incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,338, consisting of $28,141 in severance costs, $9,716 in pension-related costs and $2,481 in facility exit and other costs. Of the cumulative costs incurred, $1,750 and $4,567 has been allocated to the sensors and controls segments, respectively, and $34,021 has been allocated to corporate.

Airpax Plan

In July 2007, we acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007 and 2008, we announced a series of plans (“Airpax Plan”) to close certain facilities, to relocate certain manufacturing lines to other sites, and to terminate certain employees. These actions affected 331 employees and were completed in 2009. The liability as of June 30, 2011 was $526, which is related to facility exit costs, for which we expect payments will be completed in 2012.

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

FTAS Plan

In December 2006, we acquired First Technology Automotive and Special Products from Honeywell International Inc. (“First Technology Automotive Acquisition”). In January 2007, we announced plans (“FTAS Plan”) to close or downsize certain facilities and relocate the related manufacturing to other sites. These actions affected 143 employees and were completed in 2008. The liability as of June 30, 2011 was $134, which is due primarily to contractual lease-related obligations, for which we expect payments will be completed in 2014.

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

We have not incurred additional costs related to this plan in the six months ended June 30, 2011 and do not expect to incur additional costs in the future.

Summary of Restructuring Programs

The following tables outline amounts recorded within the condensed consolidated statement of operations associated with our restructuring programs and other restructuring activities, and where these amounts were recognized for the three and six months ended June 30, 2011 and 2010. The “other” restructuring expense of $82 and $1,077 during the three and six months ended June 30, 2010 represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	For the three months ended June 30, 2011					For the three months ended June 30, 2010
	FTAS Plan	Airpax Plan	2008 Plan	MSP Plan	Total	FTAS Plan	2008 Plan	Other	Total
Restructuring	$—	$—	$(59)	$1,145	$1,086	$(228)	$(344)	$82	$(490)
Currency translation (loss)/gain and other, net	—	—	6	4	10	33	(18)	—	15

Total	$—	$—	$(53)	$1,149	$1,096	$(195)	$(362)	$82	$(475)

	For the six months ended June 30, 2011					For the six months ended June 30, 2010
	FTAS Plan	Airpax Plan	2008 Plan	MSP Plan	Total	FTAS Plan	2008 Plan	Other	Total
Restructuring	$—	$(170)	$(9)	$1,912	$1,733	$(228)	$(640)	$1,077	$209
Currency translation (loss)/gain and other, net	11	—	8	4	23	33	(58)	(13)	(38)

Total	$11	$(170)	$(1)	$1,916	$1,756	$(195)	$(698)	$1,064	$171

8. Goodwill and Other Intangible Assets

Goodwill

The following table outlines the changes in goodwill since December 31, 2010, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2010	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954
MSP Acquisition	47,708	—	47,708	—	—	—	47,708	—	47,708

Balance as of June 30, 2011	$1,212,513	$—	$1,212,513	$382,615	$(18,466)	$364,149	$1,595,128	$(18,466)	$1,576,662

The change in goodwill during the six months ended June 30, 2011 related to our acquisition of MSP. See Note 6, “Acquisitions” for further detail.

We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. During the six months ended June 30, 2011, no events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Other Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated, or economic benefit, basis over their estimated lives. The following table outlines the components of acquisition-related definite-lived intangible assets that were subject to amortization as of June 30, 2011 and December 31, 2010:

		June 30, 2011				December 31, 2010
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	15	$293,670	$(122,935)	$(2,430)	$168,305	$268,170	$(109,115)	$(2,430)	$156,625
Customer relationships	11	1,043,440	(587,039)	(12,144)	444,257	1,026,840	(535,795)	(12,144)	478,901
Non-compete agreements	7	23,400	(11,810)	—	11,590	23,400	(8,825)	—	14,575
Tradenames	10	720	(479)	—	241	720	(440)	—	280
Capitalized software licenses	4	10,455	(5,553)	—	4,902	8,973	(4,680)	—	4,293

Total	12	$1,371,685	$(727,816)	$(14,574)	$629,295	$1,328,103	$(658,855)	$(14,574)	$654,674

Amortization expense on definite-lived intangible assets and capitalized software for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Definite-lived intangible assets	$34,272	$35,768	$68,088	$71,536
Capitalized software licenses	437	310	873	678

Total amortization expense	$34,709	$36,078	$68,961	$72,214

Amortization of acquisition-related definite-lived intangible assets is estimated to be $68,543 for the remainder of 2011, $129,495 in 2012, $116,017 in 2013, $102,788 in 2014 and $89,554 in 2015.

In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and we have no plans to discontinue using them. We have recorded $59,100 and $9,370, respectively, related to these tradenames.

9. Debt

Our debt as of June 30, 2011 and December 31, 2010 consisted of the following:

	Weighted-average interest rate for the six months ended June 30, 2011	June 30, 2011	December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.04%	$—	$907,250
Senior secured term loan facility (denominated in Euros)	3.10%	—	504,741
Term Loan Facility (denominated in U.S. dollars)	4.00%	1,100,000	—
Senior Notes (denominated in U.S. dollars)	6.50%	700,000	—
8% Notes (denominated in U.S. dollars)	8.00%	—	201,181
9% Notes (denominated in Euros)	9.00%	—	234,978
Less: Term Loan Facility discount		(5,402)	—
Less: current portion		(11,000)	(14,780)

Long-term debt, net of discount, less current portion		$1,783,598	$1,833,370

Capital lease and other financing obligations	8.40%	$47,469	$41,543
Less: current portion		(2,665)	(1,999)

Capital lease and other financing obligations, less current portion		$44,804	$39,544

New Issuances

On May 12, 2011, we completed a series of refinancing transactions designed to refinance our existing indebtedness. The transactions included the private sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the “Senior Notes”) and the execution of new senior secured credit facilities (the “New Senior Secured Credit Facilities”) that provide us with a $1,100.0 million term loan (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which $235.0 million may be borrowed as Euro revolver borrowings and provide for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may rank pari passu or junior in right of security with the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.

New Senior Secured Credit Facilities

The New Senior Secured Credit Facilities were issued under a credit agreement dated as of May 12, 2011 among, among others, STBV, Sensata Technologies Finance Company, LLC (“ST Finance”), Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclay’s Capital, as joint lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent. The Term Loan Facility was issued at 99.5% of par. The Term Loan Facility bears interest at variable rates which includes a LIBOR index rate (subject to a floor of 100 basis points) plus 300 basis points. The Revolving Credit Facility bears interest at variable rates which includes a LIBOR index rate plus 2.250%, 2.375% or 2.500% depending on the achievement of certain senior secured net leverage ratios.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the term loans, once repaid, may be reborrowed. The principal amount of the term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the balance payable at maturity.

All obligations under the New Senior Secured Credit Facilities are unconditionally guaranteed by Sensata Technologies Intermediate Holding B.V., certain of our subsidiaries in the U.S. and certain subsidiaries located in certain non-U.S. jurisdictions including the Netherlands, Mexico, Japan, South Korea and Malaysia (collectively, the “Guarantors”). The collateral for such borrowings under the New Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, ST Finance and the Guarantors. Under the Revolving Credit Facility, STBV and its restricted subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 during periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings.

The New Senior Secured Credit Facilities also contain non-financial covenants which confer limitations on our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments (including acquisitions), merge, consolidate, dissolve or liquidate, sell assets, enter into affiliate transactions, change our business, change our accounting policies, make capital expenditures, amend the terms of our subordinated debt and our organizational documents, limit the payment of dividends and other restricted payments, enter into contractual obligations that provide for burdensome agreements and conduct business at Sensata Technologies Intermediate Holding B.V. These covenants are subject to important exceptions and qualifications set forth in the credit agreement.

Beginning with the fiscal year ending December 31, 2012, the New Senior Secured Credit Facilities stipulate certain events and conditions which may require us to use excess cash flow, as defined by the terms of the credit agreement, generated by operating, investing or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan Facility. The credit agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan Facility upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness).

Pursuant to the credit agreement, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 25 to 50 basis points.

Under the Revolving Credit Facility, there is $243.1 million of availability (net of $6.9 million in letters of credit) as of June 30, 2011. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2012.

Senior Notes

The Senior Notes were issued under an indenture dated as of May 12, 2011 among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors (the “Senior Notes Indenture”). The Senior Notes were offered at an original issue price of 100.0%. The Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year, commencing November 15, 2011. Our obligations under the Senior Notes are guaranteed by all of STBV’s existing and future wholly-owned subsidiaries that guarantee our obligations under the New Secured Credit Facilities. The Senior Notes and the guarantees are unsecured senior obligations of STBV and the Guarantors.

Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations.

At any time prior to May 15, 2014, we may, at our option, on one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.500% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon, with the net proceeds of one or more equity offerings by STBV or any or its direct or indirect parent companies or the net proceeds of certain asset sales; provided that at least 50% of the aggregate principal amount of the Senior Notes remain outstanding after such redemption and the redemption occurs within 90 days of such equity offering or asset sale.

On or after May 15, 2015, we may redeem some or all of the Senior Notes at the redemption prices listed below, plus accrued interest:

Beginning May 15	Percentage
2015	103.250%
2016	101.625%
2017 and thereafter	100.000%

At any time prior to May 15, 2015, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount of such Senior Notes redeemed plus the applicable premium set forth in the Senior Notes Indenture and accrued and unpaid interest.

If certain changes in the law of any relevant taxing jurisdiction become effective that would require us or any Guarantor to pay additional amounts in respect of the Senior Notes, we may redeem the Senior Notes, in whole but not in part, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, and additional amounts, if any, then due or that will become due on the date of redemption.

If STBV experiences certain change of control events, holders of the Senior Notes may require us to repurchase all or part of the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Debt Maturities

The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2018. The term loan must be repaid in full on or prior to such maturity date. The Senior Notes mature on May 15, 2019.

Restrictions

As of June 30, 2011, for purposes of the Senior Notes and New Senior Secured Credit Facilities, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

The Senior Notes Indenture contains restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV’s subsidiaries’ ability to make payments to STBV; pay dividends and make other distributions in respect of STBV’s and its Restricted Subsidiaries’ capital stock; redeem or repurchase STBV’s capital stock or our capital stock or any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indenture. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. and no default has occurred and is continuing. The suspended covenants will be reinstated if the Senior Notes are no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time.

The Senior Notes Indenture generally provides that STBV can pay dividends and make other distributions to its parent companies in an amount not to exceed (i) 50% of STBV’s consolidated net income for the period from March 31, 2011 to the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of net cash proceeds and the fair market value of property and marketable securities received by STBV after May 12, 2011 from the issuance or sale of equity interests of STBV (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to the capital of STBV after May 12, 2011, plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after May 12, 2011 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, plus (v) $100.0 million. The restrictions on dividends and other distributions contained in the Senior Notes Indenture are subject to certain exceptions, including (i) the payment of dividends, up to a maximum of $25 million per year, to permit any of STBV’s parent companies to declare and pay dividends on its stock, (ii) the payment of dividends to permit any of STBV’s parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $125.0 million.

The Guarantors under the credit agreement and the Senior Notes Indenture are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law. STBV, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to us, under the New Senior Secured Credit Facilities and the Senior Notes Indenture. Specifically, the New Senior Secured Credit Facilities prohibit STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries, (ii) franchise taxes, certain advisory fees and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries, (iii) repurchase, retirement or other acquisition of equity interest of the parent from certain present, future and former employees, directors, managers, consultants of the parent companies, STBV or its subsidiaries in an aggregate amount not to exceed $15 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed the $100 million, plus certain amounts, including the retained portion of excess cash flow and (v) dividends and other distributions in an aggregate amount not to exceed $40 million in any calendar year (subject to increase to $50 million in any calendar year if the senior secured net leverage ratio is less than 2.0:1.0 and to $60 million in any calendar year if the senior secured net leverage ratio is less than 1.5:1.0).

The net assets of STBV subject to these restrictions totaled $871.2 million at June 30, 2011.

Extinguishments and Modifications of Debt

On February 26, 2010, we announced the commencement of cash tender offers related to our 8% Senior Notes due 2014 (“8% Notes”), our 9% Senior Subordinated Notes due 2016 (“9% Notes”) and our 11.25% Senior Subordinated Notes due 2014 (“11.25% Notes” and, together with the 9% Notes, the “Senior Subordinated Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the 8% Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding 8% Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the 8% Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

In addition, on April 1, 2010, we announced the redemption of all of the outstanding 11.25% Notes at a redemption price equal to 105.625% of the principal amount thereof and $138.6 million of the outstanding 8% Notes at a redemption price equal to 104.000% of the principal amount thereof. We paid $225.0 million in principal, $10.4 million in premium and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, during the three and six months ended June 30, 2010, we recorded a loss in Currency translation (loss)/gain and other, net of $15.4 million and $23.5 million, respectively, including the write-off of debt issuance costs of $4.9 million and $6.8 million, respectively.

On April 28, 2011, we announced the commencement of cash tender offers related to the 8% Notes and the 9% Notes. The cash tender offers settled during the three months ended June 30, 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums and $0.2 million of accrued interest to settle the tender offers and retire the debt on May 25, 2011.

Following the conclusion of the cash tender offers, we redeemed the remaining 8% Notes and 9% Notes. The redemption settled during the three months ended June 30, 2011. We paid $385.2 million in principal ($188.2 million for the 8% Notes and €139.0 million for the 9% Notes), $15.4 million in premiums and $1.1 million of accrued interest to settle the redemption and retire the debt on June 13, 2011.

In connection with these transactions, during the three and six months ended June 30, 2011, we recorded a loss in Currency translation (loss)/gain and other, net of $44.0 million, including the write-off of debt issuance costs of $14.3 million.

We applied the provisions of Accounting Standards Codification Sub Topic 470-50, Modifications and Extinguishments, in accounting for the transactions described above.

Accrued Interest

Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2011 and December 31, 2010, accrued interest totaled $12,431 and $13,533, respectively.

Capital Lease

In the second quarter of 2011, we recorded a capital lease obligation for a new facility that is being constructed in Baoying, China. The obligation recorded as of June 30, 2011 was $6,764.

10. Income Taxes

We recorded tax provisions for the three months ended June 30, 2011 and 2010 of $12,545 and $14,803, respectively, and for the six months ended June 30, 2011 and 2010 of $37,099 and $25,999, respectively. Our tax provision consisted of current tax expense, which related primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill and the use of net operating losses.

11. Pension and Other Post-Retirement Benefits

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2011 and 2010 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$570	$538	$63	$65	$768	$592	$1,401	$1,195
Interest cost	670	720	149	150	270	235	1,089	1,105
Expected return on plan assets	(677)	(625)	—	—	(201)	(184)	(878)	(809)
Amortization of net loss	103	140	4	3	92	27	199	170
Amortization of prior service cost	—	—	—	—	3	9	3	9

Net periodic benefit cost	$666	$773	$216	$218	$932	$679	$1,814	$1,670

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2011 and 2010 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1,139	$1,076	$126	$130	$1,422	$1,124	$2,687	$2,330
Interest cost	1,341	1,440	298	300	534	468	2,173	2,208
Expected return on plan assets	(1,354)	(1,250)	—	—	(398)	(369)	(1,752)	(1,619)
Amortization of net loss	207	280	8	6	183	58	398	344
Amortization of prior service cost	—	—	—	—	6	9	6	9
Gain on curtailment	—	—	—	—	—	(111)	—	(111)

Net periodic benefit cost	$1,333	$1,546	$432	$436	$1,747	$1,179	$3,512	$3,161

During the three months ended March 31, 2010, we terminated 7 employees at one of our subsidiaries. In connection with this event we recognized a curtailment gain of $111.

We contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus additional amounts as we deem appropriate. During the six months ended June 30, 2011, we made contributions of $18,600 to the U.S. qualified defined benefit plan. We believe we have met our funding requirements and therefore do not expect to make additional contributions to the U.S. qualified defined benefit plan during the remainder of the year.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and are subject to local country practices and market circumstances. During the six months ended June 30, 2011, we made contributions of $1,868 to the non-U.S. defined benefit plans. Including these contributions, we expect to contribute $2,339 to the non-U.S. defined benefit plans during the twelve months ending December 31, 2011.

We voluntarily participate in a non-US multi-employer pension plan. We regularly review the costs of participating in this plan and we may or may not, in the future, seek to withdraw from the plan. If we decide to withdraw from the plan, we may incur a withdrawal liability to the plan. The amount of any potential withdrawal liability would be determined under the terms of our contract with the plan. A withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined. No amounts have been recorded as of June 30, 2011.

12. Share-Based Payment Plans

In September 2006, we adopted the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“2006 Option Plan”) and the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.

In connection with the completion of the IPO in March 2010, we adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for present and future eligible employees to purchase our ordinary shares and acquire a proprietary interest in us. The purpose of the 2010 Equity Plan is to promote long-term growth and profitability by providing our eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in our success. There are a maximum of 500,000 ordinary shares available for sale under the 2010 Stock Purchase Plan of which 494,708 are available as of June 30, 2011. There are a maximum of 5,000,000 ordinary shares available under the 2010 Equity Plan. As of June 30, 2011, there were 398,845 shares available for grant under the 2006 Option Plan and 3,669,100 shares available for grant under the 2010 Equity Plan.

Stock Options

The table below presents a summary of stock option activity for the six months ended June 30, 2011.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Outstanding as of December 31, 2010	3,543,003	$11.22	7.03	$66,939
Granted	780,900	34.81
Forfeited	(41,500)	11.75
Exercised	(702,479)	7.14

Outstanding as of June 30, 2011	3,579,924	17.16	7.51	$73,362

Vested and exercisable as of June 30, 2011	1,506,118	9.46	5.78	$42,452

Vested and expected to vest as of June 30, 2011 (1)	3,379,836	16.83	7.44	$70,366

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Outstanding as of December 31, 2010	6,545,391	$7.51	5.69	$147,905
Forfeited	(40,000)	7.50
Exercised	(1,382,356)	7.01

Outstanding as of June 30, 2011	5,123,035	7.65	5.25	$153,702

Vested and exercisable as of June 30, 2011	4,591,263	7.09	5.03	$140,330

Vested and expected to vest as of June 30, 2011 (1)	5,122,337	7.65	5.25	$153,685

(1)	The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

The table below presents a summary of the status of nonvested options as of June 30, 2011 and of the changes during the six months then ended.

			Weighted-Average Grant-Date Fair
	Stock Options		Value Per Option
	Tranche 1	Tranche 2 and 3	Tranche 1	Tranche 2 and 3
Nonvested as of December 31, 2010	2,161,379	1,916,114	$6.14	$3.93
Granted	780,900	—	$12.12	$—
Forfeited	(41,500)	(40,000)	$6.26	$0.94
Vested	(826,973)	(1,344,342)	$3.34	$1.46

Nonvested as of June 30, 2011	2,073,806	531,772	$9.50	$3.65

Tranche 1 Options: Tranche 1 options granted under the 2006 Option Plan vest 40% on the second anniversary of the grant and 20% per year thereafter. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and vest immediately upon a change-in-control transaction under which (i) the investor group disposes of or sells more than 50% of the total voting power or economic interest in us to one or more independent third parties and (ii) disposes of or sells all or substantially all of our assets. Tranche 1 options granted to employees under the 2010 Equity Plan have the same vesting provisions as other Tranche 1 awards, except that they vest 25% per year over four years from the date of grant, and they do not include the same change-in-control provisions. Options granted to directors under the 2010 Equity Plan vest after one year. We recognize compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period, which is generally the same as the vesting period.

We granted 78,700 Tranche 1 options under the 2010 Equity Plan in the three months ended March 31, 2011 to directors of Sensata Technologies Holding N.V. These options vest after one year of service with no performance conditions. The grant date fair value per share of these options was $10.70.

We granted 702,200 Tranche 1 options under the 2010 Equity Plan in the three months ended June 30, 2011 to various executives and employees. These options vest 25% per year over the next four years or when certain executives reach specified retirement ages. The grant date fair value of these options was $12.28.

Under the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the service period of the award. We have estimated our forfeiture rates based on historical experience. Most of our awards assume a forfeiture rate of 11% based upon the historical actual and estimated rate of forfeitures by plan participants. There was no adjustment to the estimated forfeiture rate during the six months ended June 30, 2011. However, awards issued to directors in 2010 and 2011 were estimated to have a 0% forfeiture rate, as the service period is only one year and directors are not expected to terminate in that period.

Tranche 2 and 3 Options: These options vest 40% on the second anniversary of the grant and 20% per year thereafter but only upon the completion of a liquidity event that results in specified returns on the Sponsors’ investment. Upon completion of such an event, awards that would have vested based on the passage of time, will vest immediately, and remaining unvested awards will vest based upon the passage of time equivalent to Tranche 1 awards.

Prior to the first quarter of 2010, the performance and market vesting conditions contained in the Tranche 2 and 3 awards were not considered probable of occurring based on guidance provided by ASC Topic 805, Business Combinations, and no share-based compensation expense was recognized for these awards. These conditions became probable of occurring during the three months ended March 31, 2010, and were satisfied upon the completion of the IPO in March 2010. As a result, during the three months ended March 31, 2010, we recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards totaling $18,876.

Restricted Securities

The table below presents a summary of the unvested securities activity during the six months ended June 30, 2011.

	Ordinary Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2010	399,698	$16.47
Granted	121,500	35.01
Forfeited	(7,740)	17.87
Vested	(52,118)	6.85

Unvested balance as of June 30, 2011	461,340	$17.91

Share-Based Compensation Expense

The table below presents non-cash compensation expense related to our options and restricted securities awards recorded within selling, general and administrative (“SG&A”) expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Tranche 1 options	$1,751	$1,132	$3,261	$2,064
Tranche 2 and 3 options	263	563	620	19,585
Restricted securities	603	110	772	220

Total share-based compensation expense	$2,617	$1,805	$4,653	$21,869

Unrecognized Compensation Expense

The table below presents unrecognized compensation expense as of June 30, 2011 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized Compensation Expense	Expected Recognition (years)
Tranche 1 options	$15,339	2.80
Tranche 2 and 3 options	910	2.21
Restricted securities	5,947	3.33

Total unrecognized compensation expense	$22,196

13. Related Party Transactions

The table below presents related party transactions recognized since December 31, 2010.

	Administrative Services Agreement	Legal Services	Total
Payable as of December 31, 2010	$226	$2,646	$2,872
Charges recognized in SG&A	69	448	517
Payments	—	(2,844)	(2,844)

Payable as of March 31, 2011	$295	$250	$545
Charges recognized in SG&A	94	968	1,062
Payments	—	(198)	(198)

Payable as of June 30, 2011	$389	$1,020	$1,409

The table below presents related party transactions recognized during the three months ended June 30, 2010.

	Administrative Services Agreement	Legal Services	Total
Charges recognized in SG&A	$253	$80	$333
Payments	(244)	—	(244)

The table below presents related party transactions recognized during the six months ended June 30, 2010.

	Advisory Agreement	Administrative Services Agreement	Legal Services	Total
Charges recognized in SG&A	$23,185	$253	$120	$23,558
Charges recognized in Equity	4,737	—	2,600	7,337
Payments	(27,089)	(244)	(2,600)	(29,933)

Advisory Agreement

In connection with the 2006 Acquisition, we entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In the event of services provided in connection with any acquisition, disposition, or financing transactions involving us, the Advisory Agreement required us to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. In connection with the completion of our IPO during the three months ended March 31, 2010, we paid the Sponsors a transaction fee of $4,737. This cost was charged against the gross proceeds of the offering along with other specific incremental costs directly attributable to our IPO.

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

Other Arrangements with the Investor Group and its Affiliates

We utilize one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the three and six months ended June 30, 2010, we paid $0 and $2,600, in connection with our IPO, which were charged against the gross proceeds of the offering. During the three and six months ended June 30, 2011, we paid $893, in connection with our refinancing transactions. This amount is not reflected in the tables above.

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

During the second quarter of 2011, we paid $1,230 in debt issuance costs to a creditor affiliated with Bain Capital. These fees were paid in connection with our refinancing and were recorded within equity. See Note 9, “Debt” for further discussion.

14. Commitments and Contingencies

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

Indemnifications Provided As Part of Contracts and Agreements

We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. At the Sponsors’ option, this agreement was terminated in March 2010. See Note 13, “Related Party Transactions” for further discussion.

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

Our articles of association provide for indemnification of directors and officers by us to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities including all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. The articles do not provide a limit to the maximum future payments, if any, under the indemnification. No indemnification is provided for in respect of any claim, issue or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty on our behalf.

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

Product Warranty Liabilities

Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials. These warranties exist for a period of eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product or provide the customer with a credit. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may make additional warranties for longer durations consistent with differing end-market practices, and where our liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring expenses related to the matters described above. No amounts have been accrued or recorded as receivables for these matters as of June 30, 2011 or December 31, 2010.

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

As of June 30, 2011 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. Discovery is ongoing and trial has been moved to September 2012. As of June 30, 2011, we were a defendant in 23 additional lawsuits in which plaintiffs have alleged property damage caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $3.0 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.3 million as of June 30, 2011. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

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

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, STI, and we, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” The lawsuit is pending in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. Fact witness depositions are expected to continue through July 2011, with expert witness depositions to follow, and trial will begin on October 11, 2011. We believe, based on recent court filings, that Whirlpool is seeking $290 million in direct (actual and anticipated future) and consequential damages. In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and has managed and defended the litigation on behalf of both parties. Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of June 30, 2011, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter. Provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs incurred to date, plus the costs incurred by TI in defending the Whirlpool litigation, have in aggregate exceeded $30 million. We and TI will continue to incur future costs related to this matter. We do not believe costs will exceed $300 million.

We are also involved in a related, but separate proceeding with TI’s insurer, American Alternative Insurance (“American Alternative”). On June 3, 2009, TI filed a lawsuit against American Alternative seeking reimbursement for our defense costs in the Whirlpool litigation and certain other third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claim against STI alleging that STI assumed liability for the Whirlpool matters under the Acquisition Agreement. On that basis, American Alternative has asserted that we owe American Alternative for any amounts that it may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. During 2010, TI informed us that they have reached a settlement with American Alternative in this matter. As of June 30, 2011, we have not recorded a reserve for this matter.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted recalls of their products and reported several third-party fire incidents. Both of these customers have filed lawsuits against us. The first lawsuit is Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. As of June 30, 2011, we have recorded a reserve of $0.1 million. On July 18, 2011, plaintiff’s counsel agreed to settle this matter with both parties. Sensata’s settlement will consist of a payment of $0.1 million and is subject to the execution of a formal settlement agreement. The second lawsuit is Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7. We have denied liability in this matter. Our first required response in the Milan court is not until February 2012. As of June 30, 2011, we have not recorded a reserve for this matter.

European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer first brought this claim in June 2010, and is seeking reimbursement of incurred and estimated future costs of €6.1 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of June 30, 2011, we have not recorded a reserve for this claim.

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

15. Fair Value Measures

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

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Commodity forward contracts	$—	$1,464	$—	$—	$7,199	$—
Interest rate caps	—	3,402	—	—	149	—

Total	$—	$4,866	$—	$—	$7,348	$—

Liabilities
Interest rate collars	$—	$—	$—	$—	$1,822	$—
Interest rate swap	—	—	—	—	91	—
Commodity forward contracts	—	91	—	—	—	—

Total	$—	$91	$—	$—	$1,913	$—

The valuations of the derivatives intended to mitigate our interest rate risk (interest rate caps, collars and swaps) are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Cash Flow Hedges of Interest Rate Risk”.

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Commodity Risk”.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of June 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of June 30, 2011, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Term loan Facility (1)	$1,094,598	$1,128,840	$—	$—
Senior Notes	700,000	678,298	—	—
Senior secured term loans	—	—	1,411,991	1,366,723
8% Notes and Senior Subordinated Notes	—	—	436,159	455,480

(1)	The carrying value is presented net of discount.

The fair values of our long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Cash, trade receivables and trade payables are carried at their cost which approximates fair value because of their short-term nature.

16. Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 15, “Fair Value Measures.”

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our U.S. dollar floating rate debt. To accomplish this objective, we primarily use interest rate caps, swaps, and collars as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. During the six months ended June 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2011 and 2010, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of June 30, 2011, we estimate that an additional $730 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2012.

As of June 30, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate cap	$350.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	August 12, 2014	3-month LIBOR	2.75%

As of June 30, 2011, we had the following outstanding interest rate derivative that was not designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%

Non-designated Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements to manage our exposure to fluctuations in the U.S. dollar to Euro exchange rate. In December 2009 we executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. In accordance with ASC 815, changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss as a component of Currency translation (loss)/gain and other, net. During the six months ended June 30, 2010, we recognized a net loss of $993 associated with this derivative. The contract expired unexercised during the three months ended June 30, 2010. As of June 30, 2011, we have no outstanding derivative financial instruments to manage our exposure to foreign currency risk. We continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.

Non-designated Hedges of Commodity Risk

Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the strict hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss as a component of Currency translation (loss)/gain and other, net. During the six months ended June 30, 2011 and 2010, we recognized a net gain associated with our commodity forward contracts of $438 and $921, respectively.

We had the following outstanding commodity forward contracts as of June 30, 2011:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price
Silver	815,617 troy oz	July 2011 - June 2012	$33.33
Gold	6,475 troy oz	July 2011 - May 2012	$1,422.30
Nickel	227,054 pounds	July 2011 - June 2012	$11.01
Aluminum	2,155,929 pounds	July 2011 - May 2012	$1.14
Copper	2,502,398 pounds	July 2011 - June 2012	$3.91

The notional amounts above represent the total volume we hedged over the remaining contracted periods.

Financial Instrument Presentation

The following table presents the fair value of our derivative financial instruments and their classification on the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815

Interest rate caps	Other assets	$3,386	Other assets	$149		$—		$—

Interest rate swap		—		—		—	Accrued expenses and other current liabilities	91

Interest rate collars		—		—		—	Accrued expenses and other current liabilities	1,822

Total		$3,386		$149		$—		$1,913

Derivatives not designated as hedging instruments under ASC 815

Commodity forward contracts	Prepaid expenses and other current assets	$1,464	Prepaid expenses and other current assets	$7,199	Accrued expenses and other current liabilities	$(91)		$—
Interest rate cap	Other assets	16		—		—		—

Total		$1,480		$7,199		$(91)		$—

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of June 30, 2011:

Unrealized loss on derivative instruments
Balance as of December 31, 2010	$(3,190)
Amount of net unrealized gain recognized in accumulated other comprehensive loss	112
Amount of loss reclassified into interest expense	2,280

Balance as of June 30, 2011	$(798)

The following table presents the effect of our derivative financial instruments and their classification on the condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010:

Derivatives designated as hedging instruments under ASC 815	Amount of Gain Recognized in Comprehensive Net (Loss)/ Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2011	2010		2011	2010
Interest Rate Products	$222	$320	Interest expense	$(563)	$(3,009)

Derivatives not designated as hedging instruments under ASC 815	Amount of Loss Recognized in Income on Derivatives		Location of Loss Recognized in Income on Derivatives
	2011	2010
Commodity forward contracts	$(3,786)	$(863)	Currency translation (loss)/gain and other, net
Interest Rate Products	$(2)	$—	Currency translation (loss)/gain and other, net

The following table presents the effect of our derivative financial instruments and their classification on the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010:

Derivatives designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Comprehensive Net (Loss)/ Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2011	2010		2011	2010
Interest Rate Products	$112	$(2,019)	Interest expense	$(2,280)	$(6,560)

The following table presents the effect of our non-derivative financial instruments and their classification on the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010.

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(loss) Recognized in Income on Derivatives		Location of Gain / (loss) Recognized in Income on Derivatives
	2011	2010
Commodity forward contracts	$438	$921	Currency translation (loss)/gain and other, net
Euro call option	$—	$(993)	Currency translation (loss)/gain and other, net
Interest Rate Products	$(2)	$—	Currency translation (loss)/gain and other, net

17. Currency Translation (Loss)/Gain and Other, net

Currency translation (loss)/gain and other, net consisted of the following for the three and six months ended June 30, 2011 and 2010:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Currency translation (loss)/gain on debt	$(13,610)	$73,710	$(60,391)	$133,826
Currency translation loss on net monetary assets	(12,997)	(5,982)	(11,112)	(11,765)
Loss on repurchase of debt	(44,014)	(15,376)	(44,014)	(23,474)
Loss on Euro call option	—	—	—	(993)
(Loss)/gain on commodity forward contracts	(3,786)	(863)	438	921
Other	(307)	307	(279)	466

Total Currency translation (loss)/gain and other, net	$(74,714)	$51,796	$(115,358)	$98,981

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition, the Airpax Acquisition and the MSP acquisition, and amortization expense. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The sensors segment is a manufacturer of pressure, force, electromechanical, speed and position sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage. Since December 31, 2010, the assets of the sensors segment increased approximately $173.6 million, primarily related to the MSP acquisition.

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

The following tables present net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2011 and 2010:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenue:
Sensors	$307,254	$240,457	$608,632	$473,050
Controls	147,784	151,349	290,635	295,893

Total net revenue	$455,038	$391,806	$899,267	$768,943

Segment operating income (as defined above):
Sensors	$95,396	$80,754	$191,382	$158,579
Controls	50,996	52,051	100,353	103,227

Total segment operating income	146,392	132,805	291,735	261,806
Corporate and other (1)	(33,766)	(26,540)	(64,812)	(94,008)
Amortization of intangible assets and capitalized software	(34,709)	(36,078)	(68,961)	(72,214)
Restructuring	(1,086)	490	(1,733)	(209)
Amortization of inventory step-up to fair value	—	—	(524)	—

Profit from operations	76,831	70,677	155,705	95,375
Interest expense	(24,454)	(25,406)	(47,908)	(58,922)
Interest income	255	255	508	394
Currency translation (loss)/gain and other, net	(74,714)	51,796	(115,358)	98,981

(Loss)/income before income taxes	$(22,082)	$97,322	$(7,053)	$135,828

(1)

During the six months ended June 30, 2010, we recognized a termination fee of $22,352 (see Note 13, “Related Party Transactions” for further discussion) and a cumulative catch-up adjustment for previously unrecognized share-based compensation expense totaling $18,876 (see Note 12, “Share-Based Payment Plans” for further discussion).

19. Net (Loss)/Income per Share

Basic and diluted net (loss)/income per share are calculated by dividing net (loss)/income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2011 and 2010, the weighted-average shares outstanding for basic and diluted net (loss)/income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic weighted-average ordinary shares outstanding	174,944,203	171,025,445	174,443,642	160,562,444
Dilutive effect of stock options	—	6,468,249	—	6,325,889
Dilutive effect of unvested restricted stock	—	310,191	—	305,788

Diluted weighted-average ordinary shares outstanding	174,944,203	177,803,885	174,443,642	167,194,121

Net (loss)/income and net (loss)/income per share are presented in the condensed consolidated statements of operations.

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share. Also, for the three and six months ended June 30, 2011, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share.

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Anti-dilutive shares excluded	813,345	1,478,200	473,573	1,426,600
Anti-dilutive impact due to net loss	6,281,668	—	6,573,254	—

Refer to Note 12, “Share-Based Payment Plans” for further discussion of our share-based payment plans.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “will”, “plan”, “predict”, “project” and similar terms and phrases or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on January 31, 2011 and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All percentage amounts and ratios were calculated using the underlying data in whole dollars and may not reflect rounding adjustments.

Acquisitions

On June 14, 2011, we signed a definitive agreement to acquire all of the outstanding equity interests of the Sensor-NITE Group Companies (“Sensor-NITE”) for an aggregate cash purchase price of approximately €225 million, or approximately $324 million, based on a June 30, 2011 exchange rate of $1.44 to €1.00, subject to a working capital adjustment. Sensor-NITE is a leading manufacturer of high temperature sensors used in the exhaust after-treatment systems of diesel and leading-edge gasoline engines. The business is headquartered in Tessenderlo, Belgium, with operations and manufacturing in Sofia and Botevgrad, Bulgaria. We expect the transaction to close in the third quarter of 2011.

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for an estimated total consideration of $152.5 million (including $137.3 million paid in cash to date, net of cash acquired), subject to a working capital adjustment and certain transfer taxes. We refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, Czech Republic and China. This acquisition was structured as a purchase of assets in the U.S., South Korea and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China. See Note 6, “Acquisitions” for more details.

Results of Operations

The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. We have derived the statements of operations from the condensed consolidated financial statements included elsewhere in this report. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	For the three months ended
	June 30, 2011		June 30, 2010
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$307.3	67.5%	$240.5	61.4%
Controls	147.8	32.5	151.3	38.6

Net revenue	455.0	100.0	391.8	100.0
Operating costs and expenses:
Cost of revenue	284.7	62.6	240.6	61.4
Research and development	12.1	2.7	6.2	1.6
Selling, general and administrative	45.6	10.0	38.7	9.9
Amortization of intangible assets and capitalized software	34.7	7.6	36.1	9.2
Restructuring	1.1	0.2	(0.5)	(0.1)

Total operating costs and expenses	378.2	83.1	321.1	82.0

Profit from operations	76.8	16.9	70.7	18.0
Interest expense, net	(24.2)	(5.3)	(25.1)	(6.4)
Currency translation (loss)/gain and other, net	(74.7)	(16.4)	51.8	13.2

Income before taxes	(22.1)	(4.9)	97.3	24.8
Provision for income taxes	12.5	2.8	14.8	3.8

Net (loss)/income	$(34.6)	(7.6)%	$82.5	21.1%

Net revenue. Net revenue for the three months ended June 30, 2011 increased $63.2 million, or 16.1%, to $455.0 million from $391.8 million for the three months ended June 30, 2010. Net revenue increased 14.4% due to higher volumes and 2.7% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 0.9% due to pricing. The increase in volumes was due to 10.0% growth related to the acquisition of MSP, 9.6% growth in content, 2.3% growth in our emerging markets (primarily China), partially offset by a decrease of 7.6% in our mature markets, which includes the impact from the March 2011 natural disasters in Japan and reflects the impact of supply chain replenishment that we believe occurred in the second quarter of 2010.

Sensors business segment net revenue for the three months ended June 30, 2011 increased $66.8 million, or 27.8%, to $307.3 million from $240.5 million for the three months ended June 30, 2010. Sensors net revenue increased 25.6% due to higher volumes and 3.8% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.6% due to pricing.

Controls business segment net revenue for the three months ended June 30, 2011 decreased $3.6 million, or 2.4%, to $147.8 million from $151.3 million for the three months ended June 30, 2010. Controls net revenue decreased 3.4% due to lower volumes, partially offset by an increase of 0.8% due to the effect of favorable foreign exchange rates, primarily the U.S. dollar to Euro, and 0.3% due to pricing.

Cost of revenue. Cost of revenue for the three months ended June 30, 2011 and 2010 was $284.7 million (62.6% of net revenue), and $240.6 million (61.4% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, increased materials prices and the MSP acquisition. Depreciation expense for the three months ended June 30, 2011 and 2010 was $10.6 million and $9.5 million, of which $9.6 million and $8.6 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of acquired businesses.

Research and development expense. Research and development (“R&D”) expense for the three months ended June 30, 2011 and 2010 was $12.1 million (2.7% of net revenue), and $6.2 million (1.6% of net revenue), respectively. R&D expense increased as we continue to strive to develop innovative solutions for our customers.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2011 and 2010 was $45.6 million (10.0% of net revenue), and $38.7 million (9.9% of net revenue), respectively. SG&A expense increased primarily due to increased selling efforts, and costs incurred in the three months ended June 30, 2011 related to the MSP acquisition and the agreed upon acquisition of Sensor-NITE.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended June 30, 2011 and 2010 was $34.7 million and $36.1 million, respectively. The decrease results from the recognition of amortization expense on an accelerated basis to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized, partially offset by increased amortization from the acquisition of MSP.

Restructuring. Restructuring expense for the three months ended June 30, 2011 and 2010 was $1.1 million and $(0.5) million, respectively. The increase relates to restructuring activity related to the MSP plan, which was announced in the first quarter.

Interest expense, net. Interest expense, net for the three months ended June 30, 2011 and 2010 was $24.2 million and $25.1 million, respectively. Interest expense for the three months ended June 30, 2011 consisted primarily of $21.4 million in interest expense on our outstanding debt, $1.3 million in amortization of deferred financing costs, $0.6 million in interest associated with our outstanding derivative instruments, and $0.9 million in interest associated with our capital lease and other financing obligations. Interest expense for the three months ended June 30, 2010 consisted primarily of $18.9 million in interest expense on our outstanding debt, $3.0 million in interest associated with our outstanding derivative instruments, and $2.1 million in amortization of deferred financing costs.

Currency translation (loss)/gain and other, net. Currency translation (loss)/gain and other, net for the three months ended June 30, 2011 and 2010 was $(74.7) million and $51.8 million, respectively. Currency translation (loss)/gain and other, net for the three months ended June 30, 2011 consisted primarily of $(44.0) million loss on extinguishment of debt, $(13.6) million in currency losses resulting from the re-measurement of our foreign currency denominated debt, $(13.0) million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies and $(3.8) million in net losses associated with our commodity forward contracts. Currency translation (loss)/gain and other, net for the three months ended June 30, 2010 consisted primarily of $73.7 million resulting from the re-measurement of our foreign currency denominated debt, partially offset by losses of $(15.4) million resulting from the redemption of the 8% Notes and Senior Subordinated Notes and net currency losses of $(6.0) million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2011 and 2010 totaled $12.5 million and $14.8 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses.

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

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	For the six months ended
	June 30, 2011		June 30, 2010
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$608.6	67.7%	$473.1	61.5%
Controls	290.6	32.3	295.9	38.5

Net revenue	899.3	100.0	768.9	100.0
Operating costs and expenses:
Cost of revenue	562.0	62.5	473.4	61.6
Research and development	20.8	2.3	11.1	1.4
Selling, general and administrative	90.0	10.0	116.6	15.2
Amortization of intangible assets and capitalized software	69.0	7.7	72.2	9.4
Restructuring	1.7	0.2	0.2	0.0

Total operating costs and expenses	743.6	82.7	673.6	87.6

Profit from operations	155.7	17.3	95.4	12.4
Interest expense, net	(47.4)	(5.3)	(58.5)	(7.6)
Currency translation (loss)/gain and other, net	(115.4)	(12.8)	99.0	12.9

Income before taxes	(7.1)	(0.8)	135.8	17.7
Provision for income taxes	37.1	4.1	26.0	3.4

Net (loss)/income	$(44.2)	(4.9)%	$109.8	14.3%

Net revenue. Net revenue for the six months ended June 30, 2011 increased $130.3 million, or 16.9%, to

$899.3 million from $768.9 million for the six months ended June 30, 2010. Net revenue increased 16.4% due to higher volumes and 1.5% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.0% due to pricing. The increase in volumes was due to 10.9% growth in content, 8.5% growth related to the acquisition of MSP, 2.4% growth in our emerging markets (primarily China), partially offset by a decrease of 5.3% in our mature markets, which includes the impact from the March 2011 natural disasters in Japan and reflects the impact of supply chain replenishment that we believe occurred in the first and second quarters of 2010.

Sensors business segment net revenue for the six months ended June 30, 2011 increased $135.6 million, or 28.7%, to $608.6 million from $473.1 million for the six months ended June 30, 2010. Sensors net revenue increased 28.2% due to higher volumes and 2.2% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.6% due to pricing.

Controls business segment net revenue for the six months ended June 30, 2011 decreased $5.3 million, or 1.8%, to $290.6 million from $295.9 million for the six months ended June 30, 2010. Controls net revenue decreased 2.4% due to lower volumes, partially offset by an increase of 0.5% due to the effect of favorable foreign exchange rates, primarily the U.S. dollar to Euro, and 0.1% due to pricing.

Cost of revenue. Cost of revenue for the six months ended June 30, 2011 and 2010 was $562.0 million (62.5% of net revenue), and $473.4 million (61.6% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, increased materials prices and the MSP acquisition. Depreciation expense for the six months ended June 30, 2011 and 2010 was $21.4 million and $20.3 million, respectively, of which $19.4 million and $18.5 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of acquired businesses.

Research and development expense. Research and development (“R&D”) expense for the six months ended June 30, 2011 and 2010 was $20.8 million (2.3% of net revenue), and $11.1 million (1.4% of net revenue), respectively. R&D expense increased as we continue to strive to develop innovative solutions for our customers.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2011 and 2010 was $90.0 million (10.0% of net revenue), and $116.6 million (15.2% of net revenue), respectively. SG&A expense decreased primarily due to costs incurred in the six months ended June 30, 2010 related to our initial public offering, specifically $22.4 million related to the termination of the Advisory Agreement (as defined in the accompanying unaudited condensed consolidated financial statements), and $18.9 million cumulative catch-up adjustment related to the vesting of the Tranche 2 and 3 option awards, partially offset by costs incurred in the first half of 2011 related to the MSP acquisition and the agreed upon acquisition of Sensor-NITE.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the six months ended June 30, 2011 and 2010 was $69.0 million and $72.2 million, respectively. The decrease results from the recognition of amortization expense on an accelerated basis to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized, partially offset by increased amortization from the acquisition of MSP.

Restructuring. Restructuring expense for the six months ended June 30, 2011 and 2010 was $1.7 million and $0.2 million, respectively. The increase relates to restructuring activity related to the MSP plan, which was announced in the first quarter.

Interest expense, net. Interest expense, net for the six months ended June 30, 2011 and 2010 was $47.4 million and $58.5 million, respectively. Interest expense for the six months ended June 30, 2011 consisted primarily of $39.5 million in interest expense on our outstanding debt, $3.4 million in amortization of deferred financing costs, $2.3 million in interest associated with our outstanding derivative instruments, and $1.8 million in interest associated with our capital lease and other financing obligations. Interest expense for the six months ended June 30, 2010 consisted primarily of $44.3 million of interest expense on our outstanding debt, $6.6 million of interest associated with our outstanding derivative instruments, $4.4 million of amortization of deferred financing costs and $1.8 million of interest associated with our capital lease and other financing obligations.

Currency translation (loss)/gain and other, net. Currency translation (loss)/gain and other, net for the six months ended June 30, 2011 and 2010 was $(115.4) million and $99.0 million, respectively. Currency translation (loss)/gain and other, net for the six months ended June 30, 2011 consisted primarily of $(60.4) million in currency losses resulting from the re-measurement of our foreign currency denominated debt, $(44.0) million in loss on the repurchase of debt, and $(11.1) million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation (loss)/gain and other, net for the six months ended June 30, 2010 consisted primarily of $133.8 million in gains resulting from the re-measurement of our foreign currency denominated debt partially offset by losses of $(23.5) million resulting from the tender and redemption of the 8% Notes and Senior Subordinated Notes and net currency losses of $(11.8) million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2011 and 2010 totaled $37.1 million and $26.0 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was due to the utilization of net operating losses that were subject to a valuation allowance in the prior year.

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

Liquidity and Capital Resources

Cash Flows:

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2011 and 2010. We have derived the summarized statements of cash flows for the six months ended June 30, 2011 and 2010 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Amounts in millions)	June 30, 2011	June 30, 2010
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net (loss)/income adjusted for non-cash items	$188.3	$136.3
Changes in operating assets and liabilities	(67.1)	(47.6)

Operating activities	121.2	88.8
Investing activities	(177.1)	(17.5)
Financing activities	(150.7)	91.6

Net change	$(206.6)	$162.8

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2011 was $121.2 million compared to $88.8 million for the six months ended June 30, 2010. This increase was primarily due to cash provided by the increase in revenue, offset by decreases in cash due to changes in operating assets and liabilities.

Changes in operating assets and liabilities for the six months ended June 30, 2011 and 2010 totaled $(67.1) million and $(47.6) million, respectively. The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the six months ended June 30, 2011 were an increase in accounts receivable of $40.7 million, an increase in inventories of $23.4 million and a decrease in accrued retirement of $17.7 million partially offset by an increase in accounts payable and accrued expenses of $10.9 million. The increase in accounts receivable was due to higher revenue during the quarter ended June 30, 2011 compared to the quarter ended December 31, 2010. The increase in inventories was due to volume increases and increased commodity prices. The decrease in accrued retirement resulted primarily from contributions to the U.S. qualified pension plan. The increase in accounts payable and accrued expenses was due to higher revenue and the corresponding increase in purchases to meet the demand and higher accrued interest, as well as certain amounts to be paid to Honeywell, Inc, related to the MSP acquisition.

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

Investing activities. Net cash used in investing activities for the six months ended June 30, 2011 was $177.1 million compared to $17.5 million for the six months ended June 30, 2010. Net cash used for investing activities consisted primarily of $137.3 million related to the acquisition of MSP and $40.4 million in capital expenditures. The acquisition of MSP is described further in Note 6 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The capital expenditures made during the six months ended June 30, 2011 related to investments associated with increasing our manufacturing capacity.

Net cash used in investing activities for the six months ended June 30, 2010 was due to investments associated with increasing manufacturing capacity.

In 2011, we anticipate spending approximately $80 million to $85 million on capital expenditures (including capital expenditures of acquired businesses), which we plan to fund with cash flows from operations.

Financing activities. Net cash (used in)/provided by financing activities for the six months ended June 30, 2011 was $(150.7) million compared to $91.6 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, net cash used in financing activities consisted primarily of repayments of $1,454.2 million on our previous term loan balances, repayments of $471.3 million on our 8% and 9% Notes, and $33.5 million in debt issuance costs, partially offset by proceeds on our new term loan facility of $1,094.5 million, proceeds on our 6.5% Senior Notes of $700 million, and proceeds of $14.7 million from the exercise of stock options for 2.1 million ordinary shares. For the six months ended June 30, 2010, net cash provided by financing activities consisted primarily of proceeds of $433.6 million from the issuance of 26.3 million ordinary shares and proceeds of $5.0 million from the exercise of stock options for 0.7 million ordinary shares, offset by payments to repurchase outstanding 8% Notes and Senior Subordinated Notes of $337.5 million in addition to principal payments totaling $7.3 million on the U.S. dollar term loan and Euro term loan facilities.

Also, in the second quarter of 2011, we recorded a capital lease obligation for a new facility that will be constructed in Baoying, China. The obligation recorded as of June 30, 2011 was $6,764.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2011, we had $1,847.5 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of June 30, 2011 is as follows:

	Weighted-average interest rate for the six months ended June 30, 2011	June 30, 2011
Senior secured term loan facility (denominated in U.S. dollars)	2.04%	$—
Senior secured term loan facility (denominated in Euros)	3.10%	—
Term Loan Facility (denominated in U.S. dollars)	4.00%	1,100,000
Senior Notes (denominated in U.S. dollars)	6.50%	700,000
8% Notes (denominated in U.S. dollars)	8.00%	—
9% Notes (denominated in Euros)	9.00%	—
Less: Term Loan Facility discount		(5,402)
Less: current portion		(11,000)

Long-term debt, net of discount, less current portion		$1,783,598

Capital lease and other financing obligations	8.40%	$47,469
Less: current portion		(2,665)

Long Term portion of capital lease and other financing obligations		$44,804

In the second quarter of 2011, we completed a series of refinancing transactions designed to refinance our existing indebtedness. The transactions included the private sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the “Senior Notes”) and the execution of new senior secured credit facilities (the “New Senior Secured Credit Facilities”) that provide us with a $1,100.0 million term loan (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which $235.0 million may be borrowed as Euro revolver borrowings and provide for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may rank pari passu or junior in right of security with the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.

The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. Restrictions on our indebtedness and liquidity are described in Note 9 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Under the Revolving Credit Facility, there is $243.1 million of availability (net of $6.9 million in letters of credit) as of June 30, 2011. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2012.

On April 28, 2011, we announced the commencement of cash tender offers related to the 8% Notes and the 9% Notes. The cash tender offers settled during the three months ended June 30, 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums and $0.2 million of accrued interest to settle the tender offers and retire the debt on May 25, 2011.

Following the conclusion of the cash tender offers, we redeemed the remaining 8% Notes and 9% Notes. The redemption settled during the three months ended June 30, 2011. We paid $385.2 million in principal ($188.2 million for the 8% Notes and €139.0 million for the 9% Notes), $15.4 million in premiums and $1.1 million of accrued interest to settle the redemption and retire the debt on June 13, 2011.

In connection with these transactions, during the three and six months ended June 30, 2011, we recorded a loss in Currency translation (loss)/gain and other, net of $44.0 million, including the write-off of debt issuance costs of $14.3 million, respectively.

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

In connection with these transactions, during the three and six months ended June 30, 2010, we recorded a loss in Currency translation gain and other, net of $15.4 million and $23.5 million, respectively, including the write-off of debt issuance costs of $4.9 million and $6.8 million

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the New Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the six months ended June 30, 2011, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 13, 2011, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was B1 with positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB- with stable outlook.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may experience delays in accessing a portion of our cash balances that are held in subsidiaries operating in foreign jurisdictions due to foreign government regulations regarding cash movement across its borders. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.

In the second quarter of 2011, we announced we entered into an agreement to acquire Sensor-NITE for an aggregate cash purchase price of approximately €225 million, or approximately $324 million, based on a June 30, 2011 exchange rate of $1.44 to €1.00, subject to a working capital adjustment. We expect the transaction to close in the third quarter of 2011. We expect to use some combination of cash on hand and a draw on the Revolving Credit Facility to finance the acquisition.

As of June 30, 2011, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see Note 9 included elsewhere in this Quarterly Report on Form 10-Q.

New Accounting Standards

We adopted the following accounting standards during 2011:

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

Recently Issued Accounting Standards:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We will adopt this pronouncement in the first quarter of 2012, and do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

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

The required certifications of our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and change in internal controls over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding legal proceedings is discussed in Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The information appearing under the headings “Whirlpool Recall Litigation” and “Coffeemakers” included within Note 14 “Commitments and Contingencies” of Item I Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference and should be read in conjunction with the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. In June 2011, we signed a definitive agreement to acquire all of the outstanding equity interests of the Sensor-NITE Group Companies (“Sensor-NITE”). On January 28, 2011, we closed on the acquisition of the Automotive on Board business, which we will refer to as MSP. The Automotive on Board business was expected to generate approximately $130 million of revenue in 2010; however, there can be no assurance that MSP will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities, including Sensor-NITE, MSP and those which may occur in the future, entail a number of additional risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 6.	Exhibits.

Exhibit No.	Description
4.1	First Supplemental Indenture, dated June 9, 2011, among Sensata Technologies (Korea) Limited, a subsidiary of Sensata Technologies B.V., Sensata Technologies B.V, the existing guarantors and The Bank of New York Mellon, as Trustee.

4.2	Indenture, dated as of May 12, 2011, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 17, 2011).

4.3	Form of 6.5% Senior Note due 2019 (included as Exhibit A to Exhibit 4.2). (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 17, 2011).

10.1	Share Purchase Agreement, dated June 14, 2011, by and among Sensata Technologies, Inc., Elex N.V. and Epiq N.V. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011).

10.2	Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc., as administrative agent, the initial l/c issuer and initial swing line lender named therein, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 17, 2011).

10.3	Domestic Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., Sensata Technologies Massachusetts, Inc. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein). (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 17, 2011).

10.4	Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein). (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 17, 2011).

10.5	Foreign Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Holding Company US B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Japan Limited, Sensata Technologies Malaysia Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein). (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 17, 2011).

10.6	Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 17, 2011).

10.7	Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 17, 2011).

10.8	Domestic Pledge Agreement, dated as of May 12, 2011, made by each of Sensata Technologies B.V. and Sensata Technologies Holding Company US B.V. to Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on May 17, 2011).

Exhibit No.	Description
10.9	Domestic Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on May 17, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Administrative Officer and Chief Financial Officer.

101	The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2011

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Thomas Wroe
(Thomas Wroe) Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote) Executive Vice President and Chief Administrative Officer

/s/ Robert Hureau
(Robert Hureau) Senior Vice President and Chief Financial Officer (Principal Financial Officer)