Form 10-Q
period 2011-09-30
Sensata Technologies Holding N.V.
filed 2011-10-24
CIK 1477294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 14, 2011, 176,098,391 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$77,821	$493,662
Accounts receivable, net of allowances of $11,600 and $10,655 as of September 30, 2011 and December 31, 2010, respectively	285,677	198,245
Inventories	209,757	140,949
Deferred income tax assets	8,670	6,566
Prepaid expenses and other current assets	40,893	25,006
Assets held for sale	238	559

Total current assets	623,056	864,987
Property, plant and equipment at cost	576,076	450,922
Accumulated depreciation	(244,707)	(216,109)

Property, plant and equipment, net	331,369	234,813
Goodwill	1,740,985	1,528,954
Other intangible assets, net	774,180	723,144
Deferred income tax assets	5,441	4,526
Deferred financing costs	27,533	25,742
Other assets	6,237	5,831

Total assets	$3,508,801	$3,387,997

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$48,680	$16,779
Accounts payable	180,525	132,828
Income taxes payable	6,700	6,855
Accrued expenses and other current liabilities	118,889	94,030
Deferred income tax liabilities	5,604	4,608

Total current liabilities	360,398	255,100
Deferred income tax liabilities	253,953	179,089
Pension and post-retirement benefit obligations	26,523	43,021
Capital lease and other financing obligations, less current portion	43,896	39,544
Long-term debt, net of discount, less current portion	1,781,045	1,833,370
Other long-term liabilities	29,605	30,092
Commitments and contingencies

Total liabilities	2,495,420	2,380,216
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 176,110,364 and 173,522,647 shares issued as of September 30, 2011 and December 31, 2010, respectively	2,259	2,224
Treasury shares, at cost, 11,973 shares as of September 30, 2011 and December 31, 2010	(136)	(136)
Additional paid-in capital	1,553,699	1,530,789
Accumulated deficit	(515,543)	(497,638)
Accumulated other comprehensive loss	(26,898)	(27,458)

Total shareholders’ equity	1,013,381	1,007,781

Total liabilities and shareholders’ equity	$3,508,801	$3,387,997

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenue	$474,313	$383,294	$1,373,580	$1,152,237
Operating costs and expenses:
Cost of revenue	306,286	238,646	868,280	712,019
Research and development	12,250	6,112	33,094	17,253
Selling, general and administrative	41,286	39,382	131,316	156,013
Amortization of intangible assets and capitalized software	35,986	36,095	104,947	108,309
Restructuring	1,097	(13)	2,830	196

Total operating costs and expenses	396,905	320,222	1,140,467	993,790

Profit from operations	77,408	63,072	233,113	158,447
Interest expense	(26,940)	(23,248)	(74,848)	(82,170)
Interest income	228	240	736	634
Currency translation (loss)/gain and other, net	(3,157)	(78,456)	(118,515)	20,525

Income/(loss) before taxes	47,539	(38,392)	40,486	97,436
Provision for income taxes	21,292	9,997	58,391	35,996

Net income/(loss)	$26,247	$(48,389)	$(17,905)	$61,440

Basic net income/(loss) per share:	$0.15	$(0.28)	$(0.10)	$0.37

Diluted net income/(loss) per share:	$0.14	$(0.28)	$(0.10)	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net (loss)/income	$(17,905)	$61,440
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	32,835	29,472
Amortization of deferred financing costs and original issue discounts	5,393	6,512
Currency translation loss/(gain) on debt	59,958	(53,750)
Loss on repurchase of debt	44,014	23,474
Share-based compensation	7,070	23,659
Amortization of inventory step-up to fair value	1,725	—
Amortization of intangible assets and capitalized software	104,947	108,309
(Gain)/loss on disposition of assets	(62)	12
Deferred income taxes	45,568	28,398
(Decrease)/increase from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(34,648)	(21,522)
Inventories	(28,380)	(16,923)
Prepaid expenses and other current assets	1,299	983
Accounts payable and accrued expenses	18,486	8,356
Income taxes payable	(1,598)	886
Other	(16,346)	2,372

Net cash provided by operating activities	222,356	201,678
Cash flows from investing activities:
Acquisition of High Temperature Sensing, net of cash received	(320,512)	—
Acquisition of Magnetic Speed and Position, net of cash received	(137,264)	—
Additions to property, plant and equipment and capitalized software	(64,037)	(35,089)
Proceeds from sale of assets	600	364

Net cash used in investing activities	(521,213)	(34,725)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	176	433,539
Proceeds from exercise of stock options	17,343	6,784
Proceeds from Revolving Credit Facility, net	35,000	—
Proceeds from issuance of debt	1,794,500	—
Payments on debt	(1,929,780)	(352,822)
Payments of debt issuance costs	(34,223)	—

Net cash (used in)/provided by financing activities	(116,984)	87,501

Net change in cash and cash equivalents	(415,841)	254,454
Cash and cash equivalents, beginning of period	493,662	148,468

Cash and cash equivalents, end of period	$77,821	$402,922

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

1. Business Description and Basis of Presentation

Business Description

The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us”. We are a majority-owned subsidiary of Sensata Investment Company SCA (“SCA”). The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management.

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

We are incorporated under the laws of the Netherlands, and were purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. We conduct our business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands, Belgium and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, Czech Republic, the Dominican Republic, Bulgaria and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. We organize our operations into the sensors and controls businesses.

Our sensors business is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products are also in systems that promote safety and environmental concerns, such as improving the stability control of the vehicle, reducing vehicle emissions and improving gas mileage.

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

1. Business Description and Basis of Presentation—Continued

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to current period presentation.

All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

2. Equity Transactions

Since the IPO, we have completed secondary public offerings of our ordinary shares. After the most recent secondary public offering in February 2011, SCA beneficially owned approximately 51.4% of our ordinary shares. The following table summarizes the details of the IPO and the secondary offerings.

	Date of Completion	Ordinary shares sold by us	Ordinary shares sold by our existing shareholders and employees	Offering price per share	Net proceeds received(1)
IPO	March 16, 2010	26,315,789	5,284,211	$18.00	$436,053
Over-allotment(2)	April 14, 2010	—	4,740,000	$18.00	$2,515
Secondary public offering(2)	November 17, 2010	—	23,000,000	$24.10	$3,696
Secondary public offering	February 24, 2011	—	20,000,000	$33.15	$2,137
Over-allotment(2)	March 2, 2011	—	3,000,000	$33.15	$261

(1)	The proceeds received by us, which include proceeds received from the exercise of stock options, are net of underwriters’ discounts and commissions and offering expenses.
(2)	Represents or includes shares exercised by the underwriters’ option to purchase additional shares from the selling shareholders.

3. New Accounting Standards

Accounting standards adopted during 2011:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

3. New Accounting Standards —Continued

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We expect its adoption will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

3. New Accounting Standards —Continued

In September 2011, the FASB issued Accounting Standard Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires companies who participate in multiemployer pension plans and multiemployer other postretirement benefit plans to disclose specific and detailed information in their footnotes about these plans. This pronouncement is effective for public companies for the annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

4. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income/(loss)	$26,247	$(48,389)	$(17,905)	$61,440
Net unrealized (loss)/gain on derivatives designated as hedges	(2,453)	1,852	(61)	6,393
Net adjustments on defined benefit and retiree healthcare plans	217	303	621	879

Comprehensive income/(loss)	$24,011	$(46,234)	$(17,345)	$68,712

5. Inventories

The components of inventories as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Finished goods	$61,002	$45,397
Work-in-process	44,780	25,353
Raw materials	103,975	70,199

Total	$209,757	$140,949

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

6. Acquisitions

High-Temperature Sensing

On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for estimated total consideration of $315.3 million, including $320.5 million paid in cash to date, net of cash acquired and working capital and other adjustments. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition will be referred to as High Temperature Sensing (“HTS”). We have incurred $2.5 million in transaction costs which have been recognized within selling, general and administrative (“SG&A”), of which $0.3 million are accrued as of September 30, 2011. As of September 30, 2011, we had a receivable from the sellers recognized of approximately $8.1 million of purchase consideration related to estimated working capital and other adjustments.

Accounts and notes receivable	$21,038
Inventories	30,743
Prepaid expenses and other current assets	5,304
Property, plant and equipment	32,974
Other intangible assets	112,275
Goodwill	164,217
Other noncurrent assets	48
Accounts payable and accrued expenses	(26,307)
Other current liabilities	(983)
Other long term liabilities	(27,491)

Fair value of net assets acquired, excluding cash and cash equivalents	311,818
Cash and cash equivalents	3,488

Fair value of net assets acquired	$315,306

The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuations of property, plant and equipment and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $164.2 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

6. Acquisitions —Continued

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives. The following table presents the acquired intangible assets, their estimated fair values and weighted average lives.

	Acquisition Date Fair Value	Weighted Average Lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$64,656	14
Customer relationships	43,056	5
Tradenames	4,464	8
Computer software	99	3

	$112,275

See Note 8, “Goodwill and Other Intangible Assets” for further discussion of goodwill and other intangibles assets.

MSP

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for estimated total consideration of $152.5 million (including $137.3 million paid in cash to date, net of cash acquired), subject to a working capital adjustment and certain transfer taxes. As of September 30, 2011, we had a liability accrued of approximately $8.1 million of purchase consideration that has not yet been remitted to the seller related to acquired cash and estimated working capital adjustments. We incurred $2.5 million in transaction costs which have been recognized within SG&A. We refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

6. Acquisitions —Continued

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

Accounts and notes receivable	$31,746
Inventories	11,410
Prepaid expenses and other current assets	5,348
Property, plant and equipment	27,235
Other intangible assets	42,100
Goodwill	47,814
Other assets	529
Accounts payable and accrued expenses	(19,801)
Other long term liabilities	(1,051)

Fair value of net assets acquired, excluding cash and cash equivalents	145,330
Cash and cash equivalents	7,218

Fair value of net assets acquired	$152,548

The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $47.8 million represents future economic benefits expected to arise from our presence in emerging markets, the assembled workforce acquired, and the extension of existing platforms. Approximately $39.2 million of goodwill recorded is expected to be deductible for tax purposes.

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

6. Acquisitions —Continued

Net revenue for HTS and MSP included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 was $64,263 and $129,443, respectively. We do not believe the earnings of HTS and MSP, in aggregate, for the three and nine months ended September 30, 2011, were significant to our consolidated earnings. The following table presents the proforma net revenue and earnings for the following periods of the combined entity had we acquired HTS and MSP on January 1, 2010.

	For the nine months ended
	September 30, 2011	September 30, 2010
Proforma net revenue	$1,483,609	$1,347,528
Proforma net (loss)/income	$(4,468)	$74,840

Proforma net income for the nine months ended September 30, 2010 includes nonrecurring adjustments for HTS and MSP of $5.0 million for transaction costs and $1.7 million related to the step-up adjustment to record inventory, which would have turned during the period, at fair value.

7. Restructuring Costs

Our restructuring programs are described below.

MSP Plan

On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions will consist primarily of severance and other costs recognized through the expected service period of the affected employees. The actions are expected to affect 195 employees and cost approximately $4,857 based on the exchange rate on September 30, 2011 and will be allocated to the sensors segment. As of September 30, 2011, two employees have been severed in connection with this plan. We anticipate these actions will be completed and payments will be made through the end of 2012.

The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2010:

	Severance	Total
Balance as of December 31, 2010	$—	$—
Charges	2,864	2,864
Reversal of charges	(126)	(126)
Payments	(67)	(67)
Impact of changes in foreign currency exchange rates	(29)	(29)

Balance as of September 30, 2011	$2,642	$2,642

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

7. Restructuring Costs —Continued

2008 Plan

During fiscal years 2009 and 2008, in response to global economic conditions, we announced various actions (“2008 Plan”) to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. As of September 30, 2011, 1,980 employees have been severed in connection with this plan, which will ultimately affect 1,982 employees. The remaining actions have been completed as of the date of this report. We do not expect to incur additional charges in the future. The liability as of September 30, 2011 was $93, which is due to the remaining severance, for which we expect to make payments through 2011, and due to the contractual obligations, for which we expect payments will be completed in 2014.

In connection with the 2008 Plan, we have incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,286, consisting of $28,121 in severance costs, $9,716 in pension-related costs and $2,449 in facility exit and other costs. Of the cumulative costs incurred, $1,750 and $4,515 has been allocated to the sensors and controls segments, respectively, and $34,021 has been allocated to corporate.

Other

In September 2011, we reduced our workforce in certain of our manufacturing facilities. In connection with this action we have incurred cumulative costs of $323, consisting of $204 in pension-related costs and $119 in severance costs.

In July 2007, we acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007 and 2008, we announced a series of plans (“Airpax Plan”) to close certain facilities, to relocate certain manufacturing lines to other sites, and to terminate certain employees. The liability as of September 30, 2011 was $526, which is related to facility exit costs, for which we expect payments will be completed in 2012. We do not expect to incur additional costs in the future.

In December 2006, we acquired First Technology Automotive and Special Products from Honeywell International Inc. (“First Technology Automotive Acquisition”). In January 2007, we announced plans (“FTAS Plan”) to close or downsize certain facilities and relocate the related manufacturing to other sites. The liability as of September 30, 2011 was $121, which is due primarily to contractual lease-related obligations, for which we expect payments will be completed through 2014. We have not incurred additional costs related to this plan in the nine months ended September 30, 2011 and do not expect to incur additional costs in the future.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

7. Restructuring Costs —Continued

Summary of Restructuring Programs

The following tables outline amounts recorded within the condensed consolidated statement of operations associated with our restructuring programs and other restructuring activities, and where these amounts were recognized for the three and nine months ended September 30, 2011 and 2010. The “Other” restructuring expense of $153 during the nine months ended September 30, 2011 represents net charges for the Airpax Plan, the FTAS plan and other restructuring actions in the third quarter of 2011. The “Other” restructuring expense of $869 during the nine months ended September 30, 2010 represents net charges for the FTAS plan and the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	For the three months ended September 30, 2011				For the three months ended September 30, 2010
	MSP Plan	2008 Plan	Other	Total	2008 Plan	Other	Total
Restructuring	$826	$(52)	$323	$1,097	$(33)	$20	$(13)
Currency translation (loss)/gain and other, net	(33)	(19)	(3)	(55)	35	(114)	(79)

Total	$793	$(71)	$320	$1,042	$2	$(94)	$(92)

	For the nine months ended September 30, 2011				For the nine months ended September 30, 2010
	MSP Plan	2008 Plan	Other	Total	2008 Plan	Other	Total
Restructuring	$2,738	$(61)	$153	$2,830	$(673)	$869	$196
Currency translation (loss)/gain and other, net	(29)	(11)	8	(32)	(23)	(94)	(117)

Total	$2,709	$(72)	$161	$2,798	$(696)	$775	$79

8. Goodwill and Other Intangible Assets

Goodwill

The following table outlines the changes in goodwill since December 31, 2010, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2010	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954
MSP Acquisition	47,814	—	47,814	—	—	—	47,814	—	47,814
HTS Acquisition	164,217	—	164,217	—	—	—	164,217	—	164,217

Balance as of September 30, 2011	$1,376,836	$—	$1,376,836	$382,615	$(18,466)	$364,149	$1,759,451	$(18,466)	$1,740,985

The change in goodwill during the nine months ended September 30, 2011 related to our acquisitions of HTS and MSP. See Note 6, “Acquisitions” for further detail.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

8. Goodwill and Other Intangible Assets —Continued

We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. During the nine months ended September 30, 2011, no events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Other Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated, or economic benefit, basis over their estimated lives. The following table outlines the components of acquisition-related definite-lived intangible assets that were subject to amortization as of September 30, 2011 and December 31, 2010:

		September 30, 2011				December 31, 2010
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	15	$358,326	$(130,785)	$(2,430)	$225,111	$268,170	$(109,115)	$(2,430)	$156,625
Customer relationships	11	1,086,496	(613,052)	(12,144)	461,300	1,026,840	(535,795)	(12,144)	478,901
Non-compete agreements	7	23,400	(13,303)	—	10,097	23,400	(8,825)	—	14,575
Tradenames	8	5,184	(665)	—	4,519	720	(440)	—	280
Capitalized software	4	10,680	(5,997)	—	4,683	8,973	(4,680)	—	4,293

Total	12	$1,484,086	$(763,802)	$(14,574)	$705,710	$1,328,103	$(658,855)	$(14,574)	$654,674

Amortization expense on definite-lived intangible assets and capitalized software for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Acquisition-related definite-lived intangible assets	$35,542	$35,784	$103,630	$107,320
Capitalized software	444	311	1,317	989

Total amortization expense	$35,986	$36,095	$104,947	$108,309

The table below presents estimated amortization expense for acquisition-related definite-lived intangible assets for the following future periods:

Remainder of 2011	$36,179
2012	$142,730
2013	$130,594
2014	$119,407
2015	$103,566

In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and we have no plans to discontinue using them. We have recorded $59,100 and $9,370, respectively, related to these tradenames.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

9. Debt

Our debt as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	$—	$907,250
Senior secured term loan facility (denominated in Euros)	—	504,741
Term Loan Facility (denominated in U.S. dollars)	1,097,250	—
Senior Notes (denominated in U.S. dollars)	700,000	—
8% Notes (denominated in U.S. dollars)	—	201,181
9% Notes (denominated in Euros)	—	234,978
Revolving Credit Facility	35,000	—
Less: Term Loan Facility discount	(5,205)	—
Less: current portion	(46,000)	(14,780)

Long-term debt, net of discount, less current portion	$1,781,045	$1,833,370

Capital lease and other financing obligations	$46,576	$41,543
Less: current portion	(2,680)	(1,999)

Capital lease and other financing obligations, less current portion	$43,896	$39,544

The weighted-average interest rate on the Revolving Credit Facility as of September 30, 2011 was 2.7%. There were no borrowings outstanding on the credit facility as of December 31, 2010.

New Issuances

On May 12, 2011, we completed a series of refinancing transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the “Senior Notes”) and the execution of a credit agreement providing for new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1,100.0 million term loan (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.

New Senior Secured Credit Facilities

The New Senior Secured Credit Facilities were issued under a credit agreement dated as of May 12, 2011, among STBV, Sensata Technologies Finance Company, LLC (“ST Finance”), Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent. The Term Loan Facility was issued at 99.5% of par. The Term Loan Facility bears interest at variable rates which includes a LIBOR index rate (subject to a floor of 100

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

9. Debt —Continued

basis points) plus 300 basis points. The Revolving Credit Facility bears interest at variable rates which includes a LIBOR index rate plus 2.500%, 2.375% or 2.250% depending on the achievement of certain senior secured net leverage ratios.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the term loans, once repaid, may be reborrowed. The principal amount of the term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the balance payable at maturity.

All obligations under the New Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S. and certain subsidiaries located in certain non-U.S. jurisdictions including The Netherlands, Mexico, Japan, South Korea and Malaysia (collectively, the “Guarantors”). The collateral for such borrowings under the New Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, ST Finance and the Guarantors. Under the Revolving Credit Facility, STBV and its restricted subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings.

The New Senior Secured Credit Facilities also contain non-financial covenants which limit our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments (including acquisitions), merge, consolidate, dissolve or liquidate, sell assets, enter into affiliate transactions, change our business, change our accounting policies, make capital expenditures, amend the terms of our subordinated debt and our organizational documents, pay dividends and make other restricted payments, enter into certain burdensome contractual obligations and the conduct of certain business at Sensata Technologies Intermediate Holding B.V. These covenants are subject to important exceptions and qualifications set forth in the credit agreement.

Beginning with the fiscal year ending December 31, 2012, the credit agreement stipulates certain events and conditions which may require us to use excess cash flow, as defined by the terms of the credit agreement, generated by operating, investing or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan Facility. The credit agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan Facility upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness).

Pursuant to the credit agreement, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 25 to 50 basis points.

Under the Revolving Credit Facility, there is $209.1 million of availability (net of $5.9 million in letters of credit and $35.0 million in borrowings) as of September 30, 2011. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2012.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

9. Debt —Continued

Senior Notes

The Senior Notes were issued under an indenture dated May 12, 2011 among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors (the “Senior Notes Indenture”). The Senior Notes were offered at an original issue price of 100.0%. The Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year, commencing November 15, 2011. Our obligations under the Senior Notes are guaranteed by all of STBV’s existing and future wholly-owned subsidiaries that guarantee our obligations under the New Senior Secured Credit Facilities. The Senior Notes and the guarantees are unsecured senior obligations of STBV and the Guarantors.

Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations. At any time prior to May 15, 2014, we may, at our option, on one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.500% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon, with the net proceeds of one or more equity offerings by STBV or any of its direct or indirect parent companies or the net proceeds of certain asset sales; provided that at least 50% of the aggregate principal amount of the Senior Notes remain outstanding after such redemption and the redemption occurs within 90 days of such equity offering or asset sale.

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

If certain changes in the law of any relevant taxing jurisdiction become effective that would require us or any Guarantor to pay additional amounts in respect of the Senior Notes, we may redeem the Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, and additional amounts, if any, then due or that will become due on the date of redemption.

If STBV experiences certain change of control events, holders of the Senior Notes may require us to repurchase all or part of the Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Restrictions

As of September 30, 2011, for purposes of the Senior Notes and New Senior Secured Credit Facilities, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

9. Debt —Continued

The Senior Notes Indenture contains restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV’s subsidiaries’ ability to make payments to STBV; pay dividends and make other distributions in respect of STBV’s and its Restricted Subsidiaries’ capital stock; redeem or repurchase STBV’s capital stock, our capital stock or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indenture. Certain of these covenants will be suspended if the corporate credit rating for STBV is assigned an investment grade rating by Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the corporate credit rating for STBV is no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time.

The Guarantors under the credit agreement and the Senior Notes Indenture are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law.

STBV, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to us, under the New Senior Secured Credit Facilities and the Senior Notes Indenture. Specifically, the New Senior Secured Credit Facilities prohibit STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries, (ii) franchise taxes, certain advisory fees and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries, (iii) repurchase, retirement or other acquisition of equity interest of the parent from certain present, future and former employees, directors, managers, consultants of the parent companies, STBV or its subsidiaries in an aggregate amount not to exceed $15 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed the $100 million, plus certain amounts, including the retained portion of excess cash flow and (v) dividends and other distributions in an aggregate amount not to exceed $40 million in any calendar year (subject to increase upon the achievement of certain ratios).

The Senior Notes Indenture generally provides that STBV can pay dividends and make other distributions to its parent companies upon the achievement of certain conditions and in an amount as determined in accordance with the Senior Notes Indenture. The restrictions on dividends and other distributions contained in the Senior Notes Indenture are subject to certain exceptions, including (i) the payment of dividends (ii) the payment of dividends to permit any of STBV’s parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

9. Debt —Continued

The net assets of STBV subject to these restrictions totaled $1,014.8 million at September 30, 2011.

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

In connection with these transactions, during the nine months ended September 30, 2010, we recorded a loss in Currency translation (loss)/gain and other, net of $23.5 million, including the write-off of debt issuance costs of $6.8 million.

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

9. Debt —Continued

In connection with these transactions, during the nine months ended September 30, 2011, we recorded a loss in Currency translation (loss)/gain and other, net of $44.0 million including the write-off of debt issuance costs of $14.3 million.

We applied the provisions of Accounting Standards Codification (“ASC”) Sub Topic 470-50, Modifications and Extinguishments, in accounting for the transactions described above.

Accrued Interest

Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2011 and December 31, 2010, accrued interest totaled $23,748 and $13,533, respectively.

Capital Lease

During the second quarter of 2011, we recorded a capital lease obligation for a new facility that is being constructed in Baoying, China. The obligation recorded as of September 30, 2011 was $6,833.

10. Income Taxes

We recorded tax provisions for the three months ended September 30, 2011 and 2010 of $21,292 and $9,997, respectively, and for the nine months ended September 30, 2011 and 2010 of $58,391 and $35,996, respectively. Our tax provision consisted of current tax expense, which related primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill and the use of net operating losses.

During the three months ended September 30, 2010, we recognized a tax benefit of $3,347 in connection with the reduction of liabilities for unrecognized tax benefits. This amount includes a decrease of $3,903 related to the lapse of the applicable statute of limitations related to certain liabilities assumed in acquisitions that were fully indemnified by the sellers. During the three months ended September 30, 2010, we also reversed the related indemnification receivable in Currency translation (loss)/gain and other, net in the condensed consolidated statements of operations.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

11. Pension and Other Post-Retirement Benefits

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans. The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2011 and 2010 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$485	$477	$37	$65	$810	$605	$1,332	$1,147
Interest cost	681	546	153	150	281	230	1,115	926
Expected return on plan assets	(622)	(517)	—	—	(211)	(193)	(833)	(710)
Amortization of net loss/(gain)	227	(35)	18	2	96	37	341	4
Amortization of prior service cost	—	—	—	—	3	(4)	3	(4)
Loss on settlement	—	—	—	—	204	—	204	—

Net periodic benefit cost	$771	$471	$208	$217	$1,183	$675	$2,162	$1,363

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2011 and 2010 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$1,624	$1,553	$163	$195	$2,232	$1,729	$4,019	$3,477
Interest cost	2,022	1,986	451	450	815	698	3,288	3,134
Expected return on plan assets	(1,976)	(1,767)	—	—	(609)	(562)	(2,585)	(2,329)
Amortization of prior service cost	—	—	—	—	9	5	9	5
Amortization of net loss	434	245	26	8	279	95	739	348
Loss on settlement	—	—	—	—	204	—	204	—
Gain on curtailment	—	—	—	—	—	(111)	—	(111)

Net periodic benefit cost	$2,104	$2,017	$640	$653	$2,930	$1,854	$5,674	$4,524

During the three and nine months ended September 30, 2011, we recognized a settlement loss of $204 associated with the termination of employees at our subsidiaries.

During the three months ended March 31, 2010, we terminated 7 employees at one of our subsidiaries. In connection with this event we recognized a curtailment gain of $111.

We contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus additional amounts as we deem appropriate. During the nine months ended September 30, 2011, we made contributions of $18,600 to the U.S. qualified defined benefit plan. We believe we have met our funding requirements and therefore do not expect to make additional contributions to the U.S. qualified defined benefit plan during the remainder of the year.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

11. Pension and Other Post-Retirement Benefits —Continued

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and are subject to local country practices and market circumstances. During the nine months ended September 30, 2011, we made contributions of $2,779 to the non-U.S. defined benefit plans. Including these contributions, we expect to contribute $3,241 to the non-U.S. defined benefit plans during the twelve months ending December 31, 2011.

We voluntarily participate in a non-U.S. multi-employer pension plan. We regularly review the costs of participating in this plan and we may or may not, in the future, seek to withdraw from the plan. If we decide to withdraw from the plan, we may incur a withdrawal liability to the plan. The amount of any potential withdrawal liability would be determined under the terms of our contract with the plan. A withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably determined. No amounts have been recorded as of September 30, 2011.

12. Share-Based Payment Plans

In September 2006, we adopted the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“2006 Option Plan”) and the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.

In connection with the completion of the IPO in March 2010, we adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for present and future eligible employees to purchase our ordinary shares and acquire a proprietary interest in us. The purpose of the 2010 Equity Plan is to promote long-term growth and profitability by providing our eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in our success. There are a maximum of 500,000 ordinary shares available for sale under the 2010 Stock Purchase Plan, of which 494,708 are available as of September 30, 2011. There are a maximum of 5,000,000 ordinary shares available under the 2010 Equity Plan. As of September 30, 2011, there were 398,845 shares available for grant under the 2006 Option Plan and 3,644,200 shares available for grant under the 2010 Equity Plan.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

12. Share-Based Payment Plans —Continued

Stock Options

The table below presents a summary of stock option activity for the nine months ended September 30, 2011.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Outstanding as of December 31, 2010	3,543,003	$11.22	7.03	$66,939
Granted	802,100	34.88
Forfeited	(48,300)	15.02
Exercised	(881,827)	7.16

Outstanding as of September 30, 2011	3,414,976	17.77	7.40	$36,438

Vested and exercisable as of September 30, 2011	1,570,795	10.66	6.02	$24,811

Vested and expected to vest as of September 30, 2011(1)	3,220,776	17.43	7.33	$35,159

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Outstanding as of December 31, 2010	6,545,391	$7.51	5.69	$147,905
Forfeited	(40,000)	7.50
Exercised	(1,572,300)	7.02

Outstanding as of September 30, 2011	4,933,091	7.67	5.01	$92,685

Vested and exercisable as of September 30, 2011	4,401,319	7.09	4.78	$85,264

Vested and expected to vest as of September 30, 2011(1)	4,932,393	7.67	5.01	$92,676

(1)	The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

The table below presents a summary of the status of nonvested options as of September 30, 2011 and of the changes during the nine months then ended.

			Weighted-Average Grant-Date Fair
	Stock Options		Value Per Option
	Tranche 1	Tranche 2 and 3	Tranche 1	Tranche 2 and 3
Nonvested as of December 31, 2010	2,161,379	1,916,114	$6.14	$3.93
Granted	802,100	—	$12.13	$—
Forfeited	(48,300)	(40,000)	$7.10	$0.94
Vested	(1,070,998)	(1,344,342)	$4.56	$1.46

Nonvested as of September 30, 2011	1,844,181	531,772	$9.63	$3.65

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

12. Share-Based Payment Plans —Continued

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

Under the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the service period of the award. We have estimated our forfeiture rates based on historical experience. Most of our awards assume a forfeiture rate of 11% based upon the historical actual and estimated rate of forfeitures by plan participants. There was no adjustment to the estimated forfeiture rate during the nine months ended September 30, 2011. However, awards issued to directors in 2010 and 2011 were estimated to have a 0% forfeiture rate, as the service period is only one year and directors are not expected to terminate in that period.

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

12. Share-Based Payment Plans —Continued

Restricted Securities

The table below presents a summary of the unvested securities activity during the nine months ended September 30, 2011.

	Ordinary Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2010	399,698	$16.47
Granted	125,200	35.08
Forfeited	(8,940)	20.17
Vested	(128,298)	13.16

Unvested balance as of September 30, 2011	387,660	$23.49

Share-Based Compensation Expense

The table below presents non-cash compensation expense related to our options and restricted securities awards recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Tranche 1 options	$1,641	$1,238	$4,902	$3,302
Tranche 2 and 3 options	177	371	797	19,956
Restricted securities	599	181	1,371	401

Total share-based compensation expense	$2,417	$1,790	$7,070	$23,659

Unrecognized Compensation Expense

The table below presents unrecognized compensation expense as of September 30, 2011 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized Compensation Expense	Expected Recognition (years)
Tranche 1 options	$13,661	2.57
Tranche 2 and 3 options	628	2.14
Restricted securities	5,318	3.04

Total unrecognized compensation expense	$19,607

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

13. Related Party Transactions

The table below presents related party transactions recognized since December 31, 2010.

	Administrative Services Agreement	Legal Services	Total
Payable as of December 31, 2010	$226	$2,646	$2,872
Charges recognized in SG&A	163	1,416	1,579
Payments	—	(3,042)	(3,042)

Payable as of June 30, 2011	$389	$1,020	$1,409
Charges recognized in SG&A	126	1,217	1,343
Payments	(79)	(1,080)	(1,159)

Payable as of September 30, 2011	$436	$1,157	$1,593

The table below presents related party transactions recognized during the three months ended September 30, 2010.

	Administrative Services Agreement	Legal Services	Total
Charges recognized in SG&A	$131	$1,687	$1,818
Payments	—	349	349

The table below presents related party transactions recognized during the nine months ended September 30, 2010.

	Advisory Agreement	Administrative Services Agreement	Legal Services	Total
Charges recognized in SG&A	$23,185	$384	$1,807	$25,376
Charges recognized in Equity	4,737	—	2,600	7,337
Payments	27,089	244	2,949	30,282

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

13. Related Party Transactions —Continued

Administrative Services Agreement

In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Costs related to this arrangement are recorded in SG&A expense.

Other Arrangements with the Investor Group and its Affiliates

We utilize one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the nine months ended September 30, 2011, we paid $893 to this shareholder, in connection with our refinancing transactions. This amount is not reflected in the tables above. During the three and nine months ended September 30, 2010, we paid $349 and $2,949, respectively, in connection with our IPO, which were charged against the gross proceeds of the offering.

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

During the second quarter of 2011, we paid $1,230 in debt issuance costs to a creditor affiliated with Bain Capital. These fees were paid in connection with our refinancing and were recorded within equity. See Note 9, “Debt” for further discussion of our refinancing transactions.

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

14. Commitments and Contingencies —Continued

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

14. Commitments and Contingencies —Continued

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring expenses related to the matters described above. No amounts have been accrued or recorded as receivables for these matters as of September 30, 2011 or December 31, 2010.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

14. Commitments and Contingencies —Continued

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

As of September 30, 2011 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

14. Commitments and Contingencies —Continued

alleged to involve a Ford vehicle. Discovery is ongoing and trial has been moved to September 2012.

As of September 30, 2011, we were a defendant in 17 additional lawsuits in which plaintiffs have alleged property damage caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $3.0 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.2 million as of September 30, 2011. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

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

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, STI, and we, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” The lawsuit is pending in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and has managed and defended the litigation on behalf of both parties. Under its initial complaint, we believed that Whirlpool was seeking $290 million in direct (actual and anticipated future) and consequential damages. On July 22, 2011, Whirlpool filed a second amended complaint which added various counts of fraud and fraudulent concealment to the existing breach of contract and express and implied warranties claim and indemnification claim. The second amended complaint also stated that the plaintiffs are seeking punitive damages in unspecified amounts in addition to the earlier claimed amounts. Whirlpool has subsequently increased the amount of anticipated future damages. In total, we believe that Whirlpool is seeking $550 million in damages plus unspecified amounts of exemplary damages. Trial began in October 11, 2011.

Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of September 30, 2011, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations. Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter. Provided that the aggregate amount of costs and/or damages from such claims exceeds

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

14. Commitments and Contingencies —Continued

$30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs incurred to date, plus the costs incurred by TI in defending the Whirlpool litigation, have in aggregate exceeded $30 million. We and TI will continue to incur future costs related to this matter. We do not believe costs will exceed $300 million.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted recalls of their products and reported several third-party fire incidents. Both of these customers have filed lawsuits against us. The first lawsuit is Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. As of September 30, 2011, we have recorded a reserve of $0.1 million. On July 18, 2011, plaintiff’s counsel agreed to settle this matter with both parties. Sensata’s settlement will consist of a payment of $0.1 million and is subject to the execution of a formal settlement agreement. The second lawsuit is Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7. The plaintiff is alleging €4.2 million in damages. We have denied liability in this matter. Our first required response in the Milan court is not until February 2012. As of September 30, 2011, we have not recorded a reserve for this matter.

European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer first brought this claim in June 2010, and is seeking reimbursement of incurred and estimated future costs of €6.1 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of September 30, 2011, we have not recorded a reserve for this claim.

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

Matters Resolved during 2011

Pelonis Appliances: In December 2008, seven individuals filed suit against Pelonis Appliances, Inc., which sold a fan forced heater product, manufactured by GD Midea Environmental Appliances Mfg. Co. Ltd. (“GD Midea”), that incorporated one of our thermal cut-off products, which was purchased from one of our distributors. The lawsuit, Cueller v. Pelonis Appliances, Inc., No. 08-16188, 160th Judicial District Court of

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

14. Commitments and Contingencies —Continued

Dallas County, Texas, arose out of a residential fire that resulted in one death, personal injuries (including burns) to the other plaintiffs, and property damage. Subsequently, the plaintiffs amended their complaint to include STI as a defendant. In April 2010, the court granted plaintiff’s notice of non-suit without prejudice. In the first quarter of 2011, the applicable statute of limitations expired without the plaintiffs refiling their claims. As such, we believe this matter to be resolved.

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

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$—	$376	$—	$—	$—	$—
Commodity forward contracts	—	139	—	—	7,199	—
Interest rate caps	—	802	—	—	149	—

Total	$—	$1,317	$—	$—	$7,348	$—

Liabilities
Interest rate collars	$—	$—	$—	$—	$1,822	$—
Interest rate swap	—	—	—	—	91	—
Commodity forward contracts	—	4,084	—	—	—	—

Total	$—	$4,084	$—	$—	$1,913	$—

The valuations of the derivatives intended to mitigate our interest rate risk (interest rate caps, collars and swaps) are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

15. Fair Value Measures —Continued

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

The valuations of the foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Foreign Exchange Risk”.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of September 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of September 30, 2011, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

15. Fair Value Measures —Continued

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Term Loan Facility(1)	$1,092,045	$1,136,219	$—	$—
Senior Notes	700,000	637,000	—	—
Revolving Credit Facility	35,000	35,384	—	—
Senior secured term loans	—	—	1,411,991	1,366,723
8% Notes and Senior Subordinated Notes	—	—	436,159	455,480

(1)	The carrying value is presented net of discount.

The fair value of our term loans and Revolving Credit Facility is determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread. The fair value of our notes is determined using observable market prices.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish this objective, we primarily use interest rate caps, swaps, and collars as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

16. Derivative Instruments and Hedging Activities —Continued

strike rate on the contract. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. During the nine months ended September 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2011 and 2010, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of September 30, 2011, we estimate that an additional $707 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2012.

As of September 30, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate cap	$350.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	August 12, 2014	3-month LIBOR	2.75%

As of September 30, 2011, we had the following outstanding interest rate derivative that was not designated as a cash flow hedge of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%

Non-designated Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements to manage our exposure to fluctuations in the U.S. dollar to Euro exchange rate. During the three months ended September 30, 2011, we entered into foreign currency forward contracts. In December 2009 we executed a foreign currency call option which expired unexercised in the three months ended June 30, 2010. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. In accordance with ASC 815, changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss. We record these changes as a component of Currency translation (loss)/gain and other, net.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

16. Derivative Instruments and Hedging Activities —Continued

As of September 30, 2011, we had the following outstanding foreign currency rate derivative that was not designated as cash flow hedges of foreign currency risk:

Foreign Currency Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Foreign currency forward contract	€19.5	September 29, 2011	December 30, 2011	Euro to US Dollar Exchange Rate	$1.35795

In addition, we continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.

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

We had the following outstanding commodity forward contracts as of September 30, 2011:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price
Silver	603,616 troy oz	October 2011 -December 2012	$32.77
Gold	6,096 troy oz	October 2011 -December 2012	$1,605.63
Nickel	232,588 pounds	October 2011 -December 2012	$10.54
Aluminum	2,470,554 pounds	October 2011 -December 2012	$1.13
Copper	2,729,741 pounds	October 2011 -December 2012	$3.77

The notional amounts above represent the total volume we have hedged for the remaining contracted periods.

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

16. Derivative Instruments and Hedging Activities —Continued

Financial Instrument Presentation

The following table presents the fair value of our derivative financial instruments and their classification on the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$798	Other assets	$149		$—		$—
Interest rate swap		—		—		—	Accrued expenses and other current liabilities	91
Interest rate collars		—		—		—	Accrued expenses and other current liabilities	1,822

Total		$798		$149		$—		$1,913

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$139	Prepaid expenses and other current assets	$7,199	Accrued expenses and other current liabilities	$(3,884)		$—
Commodity forward contracts		—		—	Other long-term liabilities	(200)		—
Foreign currency forward contracts	Prepaid expenses and other current assets	376		—		—		—
Interest rate cap	Other assets	4		—		—		—

Total		$519		$7,199		$(4,084)		$—

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of September 30, 2011:

Unrealized loss on derivative instruments
Balance as of December 31, 2010	$(3,190)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,503)
Amount of loss reclassified into interest expense	2,442

Balance as of September 30, 2011	$(3,251)

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

16. Derivative Instruments and Hedging Activities —Continued

The following table presents the effect of our derivative financial instruments and their classification on the condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Income/(Loss) on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2011	2010		2011	2010
Interest Rate Products	$(2,615)	$(921)	Interest expense	$(162)	$(2,773)

The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010.

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Income on Derivatives		Location of (Loss)/Gain Recognized in Income on Derivatives
	2011	2010
Commodity forward contracts	$(156)	$1,676	Currency translation (loss)/gain and other, net
Interest Rate Products	$(14)	$—	Currency translation (loss)/gain and other, net
Foreign currency forward contracts	$1,898	$—	Currency translation (loss)/gain and other, net

The following table presents the effect of our derivative financial instruments and their classification on the condensed consolidated statement of operations for the nine months ended September 30, 2011 and 2010:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive (Loss)/Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2011	2010		2011	2010
Interest Rate Products	$(2,503)	$(2,940)	Interest expense	$(2,442)	$(9,333)

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

16. Derivative Instruments and Hedging Activities —Continued

The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statement of operations for the nine months ended September 30, 2011 and 2010.

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(loss) Recognized in Income on Derivatives		Location of Gain/(loss) Recognized in Income on Derivatives
	2011	2010
Commodity forward contracts	$282	$2,597	Currency translation (loss)/gain and other, net
Euro call option	$—	$(993)	Currency translation (loss)/gain and other, net
Interest Rate Cap	$(16)	$—	Currency translation (loss)/gain and other, net
Foreign currency forward contracts	$1,898	$—	Currency translation (loss)/gain and other, net

17. Currency Translation (Loss)/Gain and Other, net

Currency translation (loss)/gain and other, net consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Currency translation (loss)/gain on debt	$—	$(80,076)	$(60,391)	$53,750
Currency translation (loss)/gain on net monetary assets	(4,786)	5,313	(15,898)	(6,452)
Loss on repurchase of debt	—	—	(44,014)	(23,474)
Loss on Euro call option	—	—	—	(993)
(Loss)/gain on commodity forward contracts	(156)	1,676	282	2,597
Gain on foreign currency forward contracts	1,898	—	1,898	—
Loss on tax indemnification assets and other non-cash tax items (1)	—	(5,221)	—	(5,221)
Other	(113)	(148)	(392)	318

Total Currency translation (loss)/gain and other, net	$(3,157)	$(78,456)	$(118,515)	$20,525

(1)

During the three and nine months ended September 30, 2010, the Company recognized amounts associated with the reduction of tax indemnification assets and other non-cash tax items (See Note 10 for further discussion).

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

18. Segment Reporting —Continued

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition, the Airpax Acquisition, the MSP acquisition and the HTS acquisition. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The sensors segment is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products are also in systems that promote safety and environmental concerns, such as improving the stability control of the vehicle, reducing vehicle emissions and improving gas mileage. Since December 31, 2010, the assets of the sensors segment increased approximately $173.4 million and $370.1 million, related to the MSP and HTS acquisitions, respectively.

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

18. Segment Reporting—Continued

The following tables present net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenue:
Sensors	$344,138	$243,722	$952,770	$716,771
Controls	130,175	139,572	420,810	435,466

Total net revenue	$474,313	$383,294	$1,373,580	$1,152,237

Segment operating income (as defined above):
Sensors	$101,364	$81,663	$292,988	$240,242
Controls	43,627	45,579	143,980	148,806

Total segment operating income	144,991	127,242	436,968	389,048
Corporate and other(1)	(29,299)	(28,088)	(94,353)	(122,096)
Amortization of intangible assets and capitalized software	(35,986)	(36,095)	(104,947)	(108,309)
Restructuring	(1,097)	13	(2,830)	(196)
Amortization of inventory step-up to fair value	(1,201)	—	(1,725)	—

Profit from operations	77,408	63,072	233,113	158,447
Interest expense	(26,940)	(23,248)	(74,848)	(82,170)
Interest income	228	240	736	634
Currency translation (loss)/gain and other, net	(3,157)	(78,456)	(118,515)	20,525

Income/(loss) before income taxes	$47,539	$(38,392)	$40,486	$97,436

(1)

During the nine months ended September 30, 2010, we recognized a termination fee of $22,352 (see Note 13, “Related Party Transactions” for further discussion) and a cumulative catch-up adjustment for previously unrecognized share-based compensation expense totaling $18,876 (see Note 12, “Share-Based Payment Plans” for further discussion).

19. Net Income/(Loss) per Share

Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2011 and 2010, the weighted-average shares outstanding for basic and diluted net income/(loss) per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic weighted-average ordinary shares outstanding	175,984,139	171,125,678	174,957,141	164,122,048
Dilutive effect of stock options	5,332,266	—	—	6,246,883
Dilutive effect of unvested restricted stock	209,960	—	—	282,123

Diluted weighted-average ordinary shares outstanding	181,526,365	171,125,678	174,957,141	170,651,054

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

19. Net Income/(Loss) per Share —Continued

Net income/(loss) and net income/(loss) per share are presented in the condensed consolidated statements of operations.

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share. Also, for the nine months ended September 30, 2011, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share. In addition, certain potential ordinary shares were excluded from the Company’s calculation of diluted weighted-average shares outstanding in 2010, as they related to share-based awards associated with its Tranche 2 and 3 grants. These shares were contingently issuable and the contingency has not been satisfied as of that date.

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Anti-dilutive shares excluded	849,867	1,543,346	599,004	1,465,515
Contingently issuable shares excluded	—	3,026	—	1,009
Anti-dilutive impact due to net loss	—	6,323,664	6,229,578	—

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

SENSATA TECHNOLOGIES HOLDING N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Acquisitions

On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for estimated total consideration of $315.3 million including $320.5 million paid in cash to date, net of cash acquired and working capital and other adjustments. We acquired cash of $3.5 million from this acquisition. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment. We will refer to this acquisition as High Temperature Sensing (“HTS”). Sensor-NITE is a leading manufacturer of high temperature sensors used in the exhaust after-treatment systems of diesel and leading-edge gasoline engines. The business has operations in Belgium and Bulgaria.

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for an estimated total consideration of $152.5 million (including $137.3 million paid in cash to date, net of cash acquired), subject to a working capital adjustment and certain transfer taxes. We refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China. MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, Czech Republic and China. This acquisition was structured as a purchase of assets in the U.S., South Korea and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China. See Note 6, “Acquisitions” of our condensed consolidated financial statements for more details.

Results of Operations

The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. We have derived the statements of operations from the condensed consolidated financial statements included elsewhere in this report. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	For the three months ended
	September 30, 2011		September 30, 2010
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$344.1	72.5%	$243.7	63.6%
Controls	130.2	27.5	139.6	36.4

Net revenue	474.3	100.0	383.3	100.0
Operating costs and expenses:
Cost of revenue	306.3	64.6	238.6	62.3
Research and development	12.3	2.6	6.1	1.6
Selling, general and administrative	41.3	8.7	39.4	10.3
Amortization of intangible assets and capitalized software	36.0	7.6	36.1	9.4
Restructuring	1.1	0.2	(0.0)	(0.0)

Total operating costs and expenses	396.9	83.7	320.2	83.5

Profit from operations	77.4	16.3	63.1	16.5
Interest expense, net	(26.7)	(5.6)	(23.0)	(6.0)
Currency translation (loss)/gain and other, net	(3.2)	(0.7)	(78.5)	(20.5)

Income before taxes	47.5	10.0	(38.4)	(10.0)
Provision for income taxes	21.3	4.5	10.0	2.6

Net income/(loss)	$26.2	5.5%	$(48.4)	(12.6)%

Net revenue. Net revenue for the three months ended September 30, 2011 increased $91.0 million, or 23.7%, to $474.3 million from $383.3 million for the three months ended September 30, 2010. Net revenue increased 21.8% due to higher volumes and 2.6% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 0.7% due to pricing. The increase in volumes was due to 16.8% growth related to the acquisitions of HTS and MSP, 7.4% growth in content, 0.2% growth in our emerging markets, partially offset by a decrease of 2.6% in our mature markets.

Sensors business segment net revenue for the three months ended September 30, 2011 increased $100.4 million, or 41.2%, to $344.1 million from $243.7 million for the three months ended September 30, 2010. Sensors net revenue increased 39.4% due to higher volumes and 3.2% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.4% due to pricing. The increase in volumes was partially due to 26.4% growth related to the acquisitions of HTS and MSP.

Controls business segment net revenue for the three months ended September 30, 2011 decreased $9.4 million, or 6.7%, to $130.2 million from $139.6 million for the three months ended September 30, 2010. Controls net revenue decreased 8.9% due to lower volumes, partially offset by an increase of 1.5% due to the effect of favorable foreign exchange rates, primarily the U.S. dollar to Euro, and 0.6% increase due to pricing.

Cost of revenue. Cost of revenue for the three months ended September 30, 2011 and 2010 was $306.3 million (64.6% of net revenue), and $238.6 million (62.3% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold and the effect of acquisitions of HTS and MSP. Depreciation expense for the three months ended September 30, 2011 and 2010 was $11.4 million and $9.1 million, of which $10.4 million and $8.2 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of the acquired businesses.

Research and development expense. Research and development (“R&D”) expense for the three months ended September 30, 2011 and 2010 was $12.3 million (2.6% of net revenue), and $6.1 million (1.6% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2011 and 2010 was $41.3 million (8.7% of net revenue), and $39.4 million (10.3% of net revenue), respectively. SG&A expense increased primarily due to the acquisitions of HTS and MSP.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended September 30, 2011 and 2010 was $36.0 million and $36.1 million, respectively.

Restructuring. Restructuring expense for the three months ended September 30, 2011 was $1.1 million which primarily relates to the MSP plan, which was announced in the first quarter. There were no restructuring activities during the three months ended September 30, 2010.

Interest expense, net. Interest expense, net for the three months ended September 30, 2011 and 2010 was $26.7 million and $23.0 million, respectively. Interest expense for the three months ended September 30, 2011 consisted primarily of $22.6 million in interest expense on our outstanding debt, $2.0 million in amortization of deferred financing costs, $0.2 million in interest associated with our outstanding derivative instruments, and $0.9 million in interest associated with our capital lease and other financing obligations. Interest expense for the three months ended September 30, 2010 consisted primarily of $17.9 million of interest expense on our outstanding debt, $2.8 million of interest associated with our outstanding derivative instruments, $2.1 million of amortization of deferred financing costs, and $0.9 million of interest associated with our capital lease and other financing obligations, partially offset by $0.8 million in net reversal of interest expense related to the reduction of liabilities for unrecognized tax benefits during the three months ended September 30, 2010.

Currency translation (loss)/gain and other, net. Currency translation (loss)/gain and other, net for the three months ended September 30, 2011 and 2010 was $(3.2) million and $(78.5) million, respectively. Currency translation (loss)/gain and other, net for the three months ended September 30, 2011 consisted primarily of $4.8 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies $0.2 million in net losses associated with our commodity forward contracts, partially offset by $1.9 million in gains on foreign currency forward contracts. Currency translation (loss)/gain and other, net for the three months ended September 30, 2010 consisted primarily of currency losses of $80.1 million resulting from the re-measurement of our foreign currency denominated debt and a loss of $5.2 million related to the reversal of tax indemnification assets and other tax items, partially offset by net currency gains of $5.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies and a net gain of $1.7 million associated with our commodity forward contracts. The reversal of the indemnification assets was related to a liability for unrecognized tax benefits for which the applicable statute of limitations expired during the three months ended September 30, 2010.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2011 and 2010 totaled $21.3 million and $10.0 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was due to the utilization of net operating losses that were subject to a valuation allowance in the prior year.

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

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	For the nine months ended
	September 30, 2011		September 30, 2010
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$952.8	69.4%	$716.8	62.2%
Controls	420.8	30.6	435.5	37.8

Net revenue	1,373.6	100.0	1,152.2	100.0
Operating costs and expenses:
Cost of revenue	868.3	63.2	712.0	61.8
Research and development	33.1	2.4	17.3	1.5
Selling, general and administrative	131.3	9.6	156.0	13.5
Amortization of intangible assets and capitalized software	104.9	7.6	108.3	9.4
Restructuring	2.8	0.2	0.2	0.0

Total operating costs and expenses	1,140.5	83.0	993.8	86.2

Profit from operations	233.1	17.0	158.4	13.8
Interest expense, net	(74.1)	(5.4)	(81.6)	(7.1)
Currency translation (loss)/gain and other, net	(118.5)	(8.6)	20.5	1.8

Income before taxes	40.5	2.9	97.4	8.5
Provision for income taxes	58.4	4.3	36.0	3.1

Net (loss)/income	$(17.9)	(1.3)%	$61.4	5.3%

Net revenue. Net revenue for the nine months ended September 30, 2011 increased $221.4 million, or 19.2%, to $1,373.6 million from $1,152.2 million for the nine months ended September 30, 2010. Net revenue increased 18.2% due to higher volumes and 1.9% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 0.9% due to pricing. The increase in volumes was due to 9.7% growth in content, 11.2% growth related to the acquisitions of HTS and MSP, 1.7% growth in our emerging markets, partially offset by a 4.4% decrease in our mature markets.

Sensors business segment net revenue for the nine months ended September 30, 2011 increased $236.0 million, or 32.9%, to $952.8 million from $716.8 million for the nine months ended September 30, 2010. Sensors net revenue increased 32.0% due to higher volumes and 2.5% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.6% due to pricing. The increase in volumes was partially due to 18.1% growth related to the acquisitions of HTS and MSP.

Controls business segment net revenue for the nine months ended September 30, 2011 decreased $14.7 million, or 3.4%, to $420.8 million from $435.5 million for the nine months ended September 30, 2010. Controls net revenue decreased 4.5% due to lower volumes, partially offset by an increase of 0.8% due to the effect of favorable foreign exchange rates, primarily the U.S. dollar to Euro, and 0.3% due to pricing.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2011 and 2010 was $868.3 million (63.2% of net revenue), and $712.0 million (61.8% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold and the effect of acquisitions of HTS and MSP. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $32.8 million and $29.5 million, respectively, of which $29.8 million and $26.7 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of the acquired businesses.

Research and development expense. Research and development (“R&D”) expense for the nine months ended September 30, 2011 and 2010 was $33.1 million (2.4% of net revenue), and $17.3 million (1.5% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2011 and 2010 was $131.3 million (9.6% of net revenue), and $156.0 million (13.5% of net revenue), respectively. SG&A expense decreased primarily due to costs incurred in the nine months ended September 30, 2010 related to our initial public offering, specifically $22.4 million related to the termination of the Advisory Agreement (as defined in the accompanying unaudited condensed consolidated financial statements), and $18.9 million cumulative catch-up adjustment related to the vesting of the Tranche 2 and 3 option awards. SG&A expense for the nine months ended September 30, 2011 included the costs related to the acquisitions of HTS and MSP. There were no such acquisition related costs in 2010.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the nine months ended September 30, 2011 and 2010 was $104.9 million and $108.3 million, respectively.

Restructuring. Restructuring expense for the nine months ended September 30, 2011 and 2010 was $2.8 million and $0.2 million, respectively. The restructuring costs during the nine months ended September 30, 2011 primarily relates to the MSP plan, which was announced in the first quarter.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2011 and 2010 was $74.1 million and $81.6 million, respectively. Interest expense for the nine months ended September 30, 2011 consisted primarily of $62.2 million in interest expense on our outstanding debt, $5.4 million in amortization of deferred financing costs, $2.4 million in interest associated with our outstanding derivative instruments, and $2.7 million in interest associated with our capital lease and other financing obligations. Interest expense for the nine months ended September 30, 2010 consisted primarily of $62.3 million of interest expense on our outstanding debt, $9.4 million of interest associated with our outstanding derivative instruments, $6.5 million of amortization of deferred financing costs and $2.7 million of interest associated with our capital lease and other financing obligations.

Currency translation (loss)/gain and other, net. Currency translation (loss)/gain and other, net for the nine months ended September 30, 2011 and 2010 was $(118.5) million and $20.5 million, respectively. Currency translation (loss)/gain and other, net for the nine months ended September 30, 2011 consisted primarily of $60.4 million in currency losses resulting from the re-measurement of our foreign currency denominated debt, $15.9 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, $44.0 million in loss on the repurchase of debt, partially offset by $1.9 million gain on foreign currency forward contracts. Currency translation (loss)/gain and other, net for the nine months ended September 30, 2010 consisted primarily of currency gains of $53.8 million resulting from the re-measurement of our foreign currency denominated debt and a net gain of $2.6 million associated with our commodity forward contracts, partially offset by losses of $23.5 million resulting from the tender and redemption of the 8% Senior Notes (“8% Notes”), our 9% Senior Subordinated Notes (“9% Notes”) and our 11.25% Senior Subordinated Notes (“11.25% Notes” and, together with the 9% Notes, the “Senior Subordinated Notes”), net currency losses of $6.5 million resulting from the re-measurement of net monetary assets denominated in foreign currencies and a loss of $5.2 million related to the reversal of indemnification assets and other non-cash tax items as discussed elsewhere.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2011 and 2010 totaled $58.4 million and $36.0 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was due to the utilization of net operating losses that were subject to a valuation allowance in the prior year.

Liquidity and Capital Resources

Cash Flows:

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2011 and 2010. We have derived the summarized statements of cash flows for the nine months ended September 30, 2011 and 2010 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(Amounts in millions)	September 30, 2011	September 30, 2010
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income/(loss) adjusted for non-cash items	$283.5	$227.5
Changes in operating assets and liabilities	(61.2)	(25.8)

Operating activities	222.4	201.7
Investing activities	(521.2)	(34.7)
Financing activities	(117.0)	87.5

Net change	$(415.8)	$254.5

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2011 was $222.4 million compared to $201.7 million for the nine months ended September 30, 2010. This increase was primarily due to cash provided by the increase in revenue, offset by decreases in cash due to changes in operating assets and liabilities.

Changes in operating assets and liabilities for the nine months ended September 30, 2011 and 2010 totaled $(61.2) million and $(25.8) million, respectively. The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the nine months ended September 30, 2011 were an increase in accounts receivable of $34.6 million, an increase in inventories of $28.4 million and a decrease in other of $16.3 million, partially offset by an increase in accounts payable and accrued expenses of $18.5 million. The increase in accounts receivable was due to higher revenue during the quarter ended September 30, 2011 compared to the quarter ended December 31, 2010. The increase in inventories was due to volume increases. The increase in accounts payable and accrued expenses was due to higher revenue and the corresponding increase in purchases to meet demand. The decrease in other is primarily due to pension plan contributions.

The most significant components of the decrease in cash related to changes in operating assets and liabilities for the nine months ended September 30, 2010 were increases of $21.5 million in accounts receivable and

$16.9 million in inventories. The increase in accounts receivable was due to higher revenue during the quarter ended September 30, 2010 compared to December 31, 2009. In addition, we built inventories from the December 31, 2009 balances in response to the increase in orders and to manage certain supplier capacity constraints, while continuing our initiative to maintain or reduce our days of inventory on hand.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2011 was $521.2 million compared to $34.7 million for the nine months ended September 30, 2010. Net cash used in investing activities consisted primarily of $320.5 million and $137.3 million related to the acquisitions of HTS and MSP, respectively, and $64.0 million in capital expenditures. In the third quarter of 2011, we completed the acquisition of HTS. We drew $100.0 million on the Revolving Credit Facility to partially fund this acquisition of which, we repaid $65.0 million in the three months ended September 30, 2011. The acquisitions of HTS and MSP are described further in Note 6 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The capital expenditures made during the nine months ended September 30, 2011 related to investments associated with increasing our manufacturing capacity.

Net cash used in investing activities for the nine months ended September 30, 2010 consisted of capital expenditures.

In 2011, we anticipate spending approximately $80 million to $85 million on capital expenditures (including capital expenditures of acquired businesses), which we plan to fund with cash flows from operations.

Financing activities. Net cash (used in)/provided by financing activities for the nine months ended September 30, 2011 was $(117.0) million compared to $87.5 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, net cash used in financing activities consisted primarily of repayments of $1,929.8 million on our debt and payments of $34.2 million in debt issuance costs, partially offset by proceeds of $1,794.5 million from the issuance of debt, net proceeds from the Revolving Credit Facility of $35.0 million, and proceeds of $17.3 million from the exercise of stock options for 2.5 million ordinary shares. For the nine months ended September 30, 2010, net cash provided by financing activities consisted primarily of proceeds of $433.5 million from the issuance of 26.3 million ordinary shares and proceeds of $6.8 million from the exercise of stock options for 1.0 million ordinary shares, offset by payments of debt of $352.8 million.

During the second quarter of 2011, we recorded a capital lease obligation for a new facility that will be constructed in Baoying, China. The obligation recorded as of September 30, 2011 was $6,833.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2011, we had $1,878.8 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of September 30, 2011 is as follows:

September 30, 2011
Term Loan Facility (denominated in U.S. dollars)	$1,097,250
Senior Notes (denominated in U.S. dollars)	700,000
Revolving Credit Facility	35,000
Less: Term Loan Facility discount	(5,205)
Less: current portion	(46,000)

Long-term debt, net of discount, less current portion	$1,781,045

Capital lease and other financing obligations	$46,576
Less: current portion	(2,680)

Long Term portion of capital lease and other financing obligations	$43,896

The weighted-average interest rate on the Revolving Credit Facility as of September 30, 2011 was 2.7%. There were no borrowings outstanding on the credit facility as of December 31, 2010.

In the second quarter of 2011, we completed a series of refinancing transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the “Senior Notes”) and the execution of a credit agreement providing for new senior secured credit facilities (the “New Senior Secured Credit Facilities”) that provide us with a $1,100.0 million term loan (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.

The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. Restrictions on our indebtedness and liquidity are described in Note 9 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Under the Revolving Credit Facility, there is $209.1 million of availability (net of $5.9 million in letters of credit and $35.0 million in borrowings) as of September 30, 2011. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2012.

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

In connection with these transactions, during the nine months ended September 30, 2011, we recorded a loss in Currency translation (loss)/gain and other, net of $44.0 million, including the write-off of debt issuance costs of $14.3 million.

On February 26, 2010, we announced the commencement of cash tender offers related to our 8% Notes and our Senior Subordinated Notes. The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

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

In connection with these transactions, during the nine months ended September 30, 2010, we recorded a loss in Currency translation (loss)/gain and other, net of $23.5 million including the write-off of debt issuance costs of $6.8 million.

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the New Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the nine months ended September 30, 2011, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 11, 2011, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was B1 with positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB- with stable outlook.

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

As of September 30, 2011, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see Note 9 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Standards:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We expect its adoption will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

In September 2011, the FASB issued Accounting Standard Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires companies who participate in multiemployer pension plans and multiemployer other postretirement benefit plans to disclose specific and detailed information in their footnotes about these plans. This pronouncement is effective for public companies for the annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

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

The required certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and change in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information appearing under the heading “Whirlpool Recall Litigation” included within Note 14 “Commitments and Contingencies” of Item I Part 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference and should be read in conjunction with the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict minerals” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made and may be required in the future to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material.

Integration of acquired companies and any future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. In August 2011, we completed the acquisition of the High Temperature Sensing (“HTS”) business. In January 2011, we completed on the acquisition of the Automotive on Board business (“MSP”). HTS and MSP recorded approximately $135 million and $130 million of revenue in 2010, respectively; however, there can be no assurance that HTS or MSP will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities, including HTS, MSP and those which may occur in the future, entail a number of additional risks, including:

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

There can be no assurance that we will realize all of the anticipated operating synergies and cost savings from our acquisitions. We anticipate that we will achieve synergies from MSP over 18 to 24 months following the completion of this acquisition. However, there can be no assurance that any of the anticipated synergies will be achieved or that they will be achieved in our estimated time frame. We may not be able to successfully integrate and streamline overlapping functions from this transaction or future acquisitions, and integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

101	The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2011

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Thomas Wroe
(Thomas Wroe) Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robert Hureau
(Robert Hureau) Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christine Creighton
(Christine Creighton) Vice President and Chief Accounting Officer (Principal Accounting Officer)