Form 10-K
period 2011-12-31
Sensata Technologies Holding N.V.
filed 2012-02-10
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34652
 __________________________________________
SENSATA TECHNOLOGIES HOLDING N.V.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________

THE NETHERLANDS	98-0641254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-879-555
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Corporation Service Company 2711 Centerville Rd. Wilmington, DE 19808	(866) 403-5272
(Name and Address, Including Zip Code, of Agent for Service)	(Telephone Number of Agent for Service)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares—nominal value €0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2011 was approximately $3.0 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 15, 2012, 176,454,876 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2012.

Cautionary Statements Concerning Forward-Looking Statements
In addition to historical facts, this Annual Report on Form 10-K, including any documents incorporated by reference herein, includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations), or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses;

•	continued pricing and other pressures from our customers may adversely affect our business;

•
we may not realize all of the anticipated operating synergies and cost savings from acquisitions, and we may experience difficulties in integrating acquired businesses, which may adversely affect our financial performance;

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
Sensata Technologies Holding is incorporated under the laws of the Netherlands, and was purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. Sensata Technologies Holding currently conducts its business through subsidiary companies which operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria and the U.S. Sensata organizes operations into the sensors and controls businesses.
Overview
Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our greater than 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia, Bulgaria and the Dominican Republic.
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
Our primary products include pressure sensors, force sensors, temperature sensors, speed sensors, position sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized and innovative solutions for specific customer requirements, or applications, across the appliance, automotive, heating, ventilation and air-conditioning (“HVAC,”) industrial, aerospace, defense, data/telecom, and other end-markets. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers, (“OEMs,”) and other multi-national companies.

The increasing use of sensors in our targeted applications has enabled us to achieve growth rates for our sensors business in excess of underlying end market demand for many of those applications. For example, according to Strategy Analytics, Inc., the automotive sensor market in North America, Europe, Japan, South Korea and China is expected to grow at a compound annual rate of 8.2% from 2011 to 2016.
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
We are a global business with a diverse revenue mix by geography, customer and end-market and we have significant operations around the world. Our subsidiaries located in the Americas, the Asia Pacific region and Europe generated 38%, 33% and 29%, respectively, of our net revenue for the year ended December 31, 2011. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2011. Our net revenue for the year ended December 31, 2011 was derived from the following end-markets: 25% from European automotive, 21% from Asia and rest of world automotive, 16% from North American automotive, 11% from appliances and HVAC, 10% from industrial, 7% from heavy vehicle off-road and 10% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.
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
Long-standing local presence in key emerging markets. We believe that our long-standing local presence in key emerging markets such as China, India and Brazil provides us with significant growth opportunities. Our net revenue from sales in emerging markets grew at a 16% compounded annual growth rate from 2007 to 2011. Our sales into these markets represented approximately 18% of our net revenue for fiscal year 2011. We have been present in China since 1995 and currently operate high-volume manufacturing facilities located in Baoying and Changzhou. As an early market entrant in China, we established a leading position serving multinationals with local manufacturing operations in China. We believe we have developed strong relationships with local customers and suppliers based on our local manufacturing and sales presence, track record of performance and brand portfolio. We believe the Klixon® brand, part of our controls business since 1927, distinguishes us in the motor controls sector where recognition of global corporate brands is limited. We believe the brand has been an important driver of success with larger Chinese companies who are seeking to build their international sales presence. We have built a local engineering and sales team in China to develop localized technology solutions and continue to build our presence with both multinational and local companies.
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
Attractive cost structure with scale advantage and low-cost footprint. We believe that our global scale and cost-focused approach have provided us with an attractive cost position within our industry. We currently manufacture approximately 1.0 billion devices per year, with a majority of our production in low-cost countries including China, Mexico, Bulgaria, Malaysia and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly customized products at a relatively low-cost as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements and ongoing productivity-enhancing initiatives. Over the past twelve years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the United States, Australia, Canada, Italy, Japan, Korea and the Netherlands to lower-cost countries including China, Mexico, Malaysia and the Dominican Republic. We continue to increase our use of local suppliers based in these lower-cost locations.

Operating model with high cash generation and significant revenue visibility. We believe our strong customer value proposition and cost structure enable us to generate attractive operating margins and return on capital. Over the last five completed fiscal years, our aggregate capital expenditures represented approximately 4% of our aggregate net revenue. We have a low effective cash tax rate due to amortization of intangible assets resulting from our carve-out from Texas Instruments in the 2006 Acquisition and other tax benefits derived from our operating and capital structure, including tax holidays in China and Malaysia, operations in a Dominican Republic tax-free zone, favorable tax status in Mexico and the Dutch participation exemption, which permits the payment of intercompany dividends without incurring taxable income in the Netherlands. In addition, we believe that our business provides us with significant visibility into new business opportunities based on product development cycles that are typically more than one year, our ability to win design awards (i.e., new “sockets” for our sensors and controls) in advance of system roll-outs and commercialization, and our lengthy product life cycles. Additionally, customer order cycles typically provide us with visibility into a majority of our expected quarterly revenue at the start of each quarter.
Experienced management team. Our senior management team has significant collective experience both within our business and in working together to manage our business. Our CEO, President and COO and other members of our senior management team have been employed by our company and the Predecessor for the majority of their careers. Our current management team oversaw the carve-out of our business from Texas Instruments and the expansion of our business through both organic growth and acquisitions.
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
Pursue strategic acquisitions to extend leadership and leverage global platform. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our leadership across global end-markets and applications, realize operational value from our global low-cost footprint, and deliver the right technology solutions for emerging markets. We believe we have a track record of success in acquiring and integrating businesses. Our acquisition of the First Technology Automotive and Special Products (“First Technology Automotive”) business in December 2006 added steering position, twilight sensors, fuel cut-off switches and glass bottle thermal protectors to our portfolio of products. Our acquisition of Airpax Holdings, Inc. (“Airpax”) in July 2007 further strengthened our customer positions in power protection and secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military and mobile power markets. In January 2011, we acquired the Automotive on Board sensors business (“Automotive on Board”) of Honeywell International Inc., in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China. In August 2011, we acquired the Sensor-NITE Group Companies ("Sensor-NITE") to complement our existing sensors portfolio and to provide a new technology platform in powertrain and related systems. We intend to continue to seek acquisitions that will present attractive risk-adjusted returns and significant value-creation opportunities.
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
Recruit, retain, and develop talent globally. We intend to continue to build high performing teams by recruiting, developing and retaining a highly educated, technically sophisticated and globally dispersed workforce. Those in senior management roles have broad experience in managing global businesses. Other senior managers bring global experience, subject matter expertise and an outside perspective which has contributed to our success. We will continue to utilize our extensive network for our global recruiting, including university, community and employee referral programs to introduce our brand and values to prospective employees. We will continue to utilize our formal Integrated Talent Management Program to emphasize learning and development activities focusing on each employee’s particular skill set, including their technical and leadership capabilities. We will continue to engage in extensive market-based research to align our compensation and benefits programs with employee performance and to remain competitive with industry benchmarks.
Acquisition History
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
On January 28, 2011, we acquired the Automotive on Board sensors business of Honeywell International Inc. for approximately $145.3 million, net of cash acquired. We refer to this acquisition as Magnetic Speed and Position ("MSP"). We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China.
On August 1, 2011, we acquired all of the outstanding shares of the Sensor-NITE Group Companies for approximately $315.8 million, net of cash acquired and subject to a working capital settlement and other items. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition is referred to as High Temperature Sensing ("HTS").
Sensors Business
Overview
We are a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches and position and force sensors. Our sensors business accounted for approximately 71% of our net revenue for fiscal year 2011. Our sensors are used in a wide variety of applications, including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle off-road applications. We derive most of our sensor revenue from the sale of medium and high-pressure sensors, and we believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which, we believe, helps to protect us against shifts in market share between different OEMs.
Sensors Industry
Sensors are customized devices that translate physical phenomenon into electronic signals for use by microprocessors or computer-based control systems. The market is characterized by a broad range of products and applications across a diverse set of end-markets. We believe large OEMs and other multi-national companies are increasingly demanding a global presence to supply sensors for their key global platforms.
Automotive Sensors
Revenue from the global automotive end-market, which includes applications in powertrain, air-conditioning and chassis control, is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth prior to the global recession in 2008, and are expected to increase over the long-term due to population growth and increased usage of cars in emerging markets. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater fuel efficiency and consumer demand for new applications. For example, governments have mandated sensor-intensive advanced braking systems in both Europe and the United States. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.
As reported by J.D. Power Associates, global light vehicle sales saw continuous quarterly expansion from 2002 to 2007. In 2008, global economic conditions translated into lower demand and an overall decline in worldwide automotive production that extended into 2009. Beginning in the second half of 2009 and into 2010, global light vehicle production began to expand as global economic conditions improved. According to IHS Automotive, global light vehicle production expanded approximately 25% from 2009 to 2010. From a regional perspective, light vehicle production for North America, Europe, Japan, Korea and China increased 39.1%, 15.6%, 20.3% and 31.1%, respectively. From 2010 to 2011, global light vehicle production increased approximately 2.9% according to IHS Automotive. North America, Europe and China saw light vehicle production increase by 9.9%, 5.2% and 2.4%, respectively. In Japan and Korea, light vehicle production declined by 6.6% due primarily to the effect of the earthquake and tsunami in Japan in March 2011. Based on a report by IHS Automotive, we believe the production of global light vehicles is expected to grow by 4.0% in 2012 with moderate market growth in North America, Japan, Korea, and China offsetting a projected production decline in Europe.
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
Based on a report prepared by Strategy Analytics, Inc., we believe sales of automotive sensors in North America, Europe, Japan, South Korea and China generated approximately $14 billion of revenue in 2011 and are expected to grow at a compound annual rate of 8.2% from 2011 to 2016. The increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers in the increase of global automotive sensors. We believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage and content growth in both mature and emerging markets.
Commercial and Industrial Sensors
Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, engines (for example, generators), heavy vehicle off-road and general industrial products (for example, fire suppression products). We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market—regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the United States, for example, the Environmental Protection Agency (“EPA”) mandated the use of environmentally-friendly refrigerant in all new HVAC equipment in 2010.
Based on a report prepared by VDC Research Group, Inc., we estimate that revenue for the global commercial and industrial pressure sensor markets generated $1.5 billion in revenues in 2008 and is expected to grow at a compound annual rate of 5.9% from 2008 to 2013. In addition, we believe based on that report that growth in commercial and industrial sensors is driven by growth in the underlying end-markets, which generally track the level of GDP, and greater usage of sensors within individual applications.

Sensor Products
We offer the following sensor products:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure Sensors	Air-conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive Heavy Vehicle Off-Road Marine Industrial

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Temperature Sensors	Exhaust aftertreatment	Automotive

Speed and Position Sensors	Transmission Braking Engine	Automotive

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive
The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009
Pressure Sensors	$836,485	$687,047	$456,116
Speed and Position Sensors	161,357	32,954	26,062
Pressure Switches	95,958	98,350	71,946
Force Sensors	69,452	71,977	57,151
Other	68,249	79,300	73,817
Temperature Sensors	61,316	—	—
Total	$1,292,817	$969,628	$685,092

Controls Business
Overview
We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection products. Our controls business accounted for approximately 29% of our net revenue for fiscal year 2011. We manufacture and market a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electrical HVAC controls, power inverters and precision switches and thermostats. Our controls are sold into industrial, aerospace, military, commercial and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete.
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
We continue to focus our efforts on expanding our presence in Asia, particularly China. We are well-positioned to capture additional revenue from our multinational customers as they relocate manufacturing operations to China. We have been working to leverage this market position, with our brand recognition, to develop new and build existing relationships with a number of high-growth local Chinese manufacturers. We continue to focus on managing our costs and increasing our productivity in these lower-cost manufacturing regions.
Controls Industry
Controls products are customized devices which protect equipment and electrical architecture from excessive heat or current. Our product line encompasses four categories of controls—bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection—each of which serves a highly diversified base of customers, end-markets, applications and geographies.
Bimetal Electromechanical Controls
Bimetal electromechanical controls include motor protectors, motor starters, thermostats and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors and household appliances and commercial and military aircraft. In developed markets such as the United States, Europe and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above increases in GDP. In the emerging markets, a growing middle class and rapid overall industrialization is creating significant growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure. As an example, the China Countryside Initiative established higher targets for penetration of household refrigerators and washing machines in rural households that we believe created significant growth opportunities in China for our controls business. Additional incentive programs in the future will likely create similar opportunities.
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
Power Inverters
Our power inverters products allow an electronic circuit to convert direct current ("DC") to alternating current ("AC"). Power inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power (e.g., any electrical products that plug into a standard electrical outlet). Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development, as well as growing interest in clean energy to replace generators, all of which increase demand for both portable and stationary power. As development slows, the demand for our products in these markets declines. The decline is mitigated by growing requirements to meet new energy efficiency standards.
Interconnection
Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. The semiconductor industry experienced a decline throughout 2009 primarily due to high levels of inventory and rapidly changing technologies. However, beginning in 2010, we experienced an increase in demand for our Interconnection products and we believe, based on information from IC Insights, that the semiconductor market will grow at a compound annual rate of approximately 10% from 2011 to 2016.

Controls Products
We offer the following controls products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal Electromechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military Heavy Vehicle Off-Road Marine/Industrial

Thermal and Magnetic-Hydraulic Circuit Breakers	Circuit protection	Commercial Aircraft Data Communications Telecommunications Computer Servers Heavy Vehicle Off-Road Marine/Industrial HVAC Military

Power Inverters	DC/AC motors	Heavy Vehicle Off-Road

Interconnection	Semiconductor testing	Semiconductor Manufacturing
The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009
Bimetal Electromechanical Controls	$359,291	$379,487	$298,476
Thermal and Magnetic-Hydraulic Circuit Breakers	121,518	131,234	113,855
Interconnection	32,922	39,485	23,180
Power Inverters	20,112	19,985	14,341
Other	285	260	—
Total	$534,128	$570,451	$449,852
Technology, Product Development and Intellectual Property
Our global engineering team members work closely with our customers to develop customized highly engineered sensors and controls to satisfy our customers’ needs. Our research, development and engineering investments enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. Our research, development and engineering investments include research and development costs and the costs of all our engineering-related activities, including costs related to customer-specific customization of our products.
We believe that continued focused investment in research, development and engineering activities is critical to our future growth and maintaining our leadership position. Our research, development and engineering efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.
We operate a global network of business centers that allows us to develop new sensing technologies, improve existing technologies and customize our products to the particular needs of our customers. We coordinate our technology research, development and engineering efforts through Centers of Expertise that are designed to maintain a critical mass of intellectual capital in our core technologies and leverage that knowledge in our sensors and controls businesses across all geographies.
We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensors and controls products and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property in the acquisitions of First Technology Automotive, Airpax, MSP, and most recently, HTS. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2011, we had approximately 176 U.S. and 201 non-U.S. patents and approximately 25 U.S. and 172 non-U.S. pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
The table below sets forth the number of our current U.S. patents that are scheduled to expire in the referenced periods.

During the years ending December 31,	Number of Patents
2012-2016	47
2017-2021	60
2022-2026	42
2027-2029	27
The 47 U.S. patents that will expire between 2012 and 2016 include patents involving pressure sensors, motor controls, semiconductor burn-in-test sockets, thermostats, transmission position switches, temperature sensors, magnetic sensors, thermal circuit breakers, magnetic-hydraulic circuit breakers and power inverters. Since our core technology platforms, and most of our products, are mature, and our patents generally relate to improvements on earlier filed patents, we do not expect that the expiration of these patents will limit our ability to manufacture and sell such products or otherwise have a material adverse effect on our competitive position.
We utilize licensing arrangements with respect to some technology that we use in our sensors products and to a lesser extent, our controls products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition that permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach. We also have a material licensing arrangement with Measurement Specialties that enables us to manufacture the sensing elements used in our monosilicon strain gage pressure sensors. The initial term of this license ran until July 1, 2008 and has been subsequently renewed annually. We anticipate that it will continue to be renewed each year or other acceptable arrangements will be available to us with respect to this technology. This license can be terminated by either party in the event of an uncured material breach. This sensing element is a component used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, which accounted for $336.7 million in net revenue for the year ended December 31, 2011. We purchase these sensing elements from Measurement Specialties and also manufacture them internally as a second source of supply pursuant to the license.
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
Our sales team works closely with our dedicated research, development and engineering teams to identify products and solutions for both existing and potential customers. Our sales and marketing function within our business is organized into regions—America, Asia Pacific and Europe—but also organizes globally across all geographies according to market segments, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the markets we serve. In addition, in our controls business, we seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Sensata, Klixon®, Airpax® and Dimensions™ brands, in order to deepen our relationships with existing customers and develop new customers across all end-markets.

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

The following table presents the top ten customers by net revenue for fiscal year 2011 for each of the sensors and controls businesses, set forth in alphabetical order. Where possible, we determine our top customers based on which party decides to purchase and use our products in their applications, and otherwise based on volume of shipments to the customer.

Sensors	Controls
Chrysler Group Continental Daimler Motor Group Ford Motor Company General Motors Honda Motor Company Hyundai Motor Company Peugeot Citroen Renault/Nissan Volkswagen	A.O. Smith Emerson Electric Flame Enterprises Furukawa Electronic Co., Ltd. LG Group Peerless Electronics Regal Beloit Robert Bosch GmbH Samsung Electronics Whirlpool

The following table presents a summary of the percentage of net revenue by selected geographic regions for the last three fiscal years.

	Percentage of Revenue by Geographic Region
	For the year ended December 31,
	2011	2010	2009
Geographic Region
Americas	38%	42%	45%
Asia Pacific	33	33	28
Europe	29	25	27
Total	100%	100%	100%
Competition
Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation, which are in-house, or captive providers, and Nagano Keiki Co., Ltd. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric.
Within each of the principal product categories in our controls business, we compete with divisions of large multi-national industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found that certain of the product categories have specific competitive factors. For example, in the thermal circuit breakers, thermostats and switches markets, strength of technology, quality and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by Underwriters’ Laboratories, a U.S.-based organization that issues safety standards for many electrical products used in the United States, and similar organizations outside of the United States, such as Verband der Elektrotechnik, Elektronik und Informationstechnik and TÜV Rheinland in Europe, China Compulsory Certification in China and Canadian Standards Association in Canada.
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
Employees
As of December 31, 2011, we had approximately 11,400 employees, approximately 9% of whom are located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2011, we had approximately 1,390 contract workers on a worldwide basis. We believe that our relations with our employees are good.
Environmental Matters and Governmental Regulation
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations other than as set forth below. As of December 31, 2011, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings and competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2012.
In 2001, Texas Instruments Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. Texas Instruments Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to Texas Instruments Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by Texas Instruments. Texas Instruments is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with Texas Instruments in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2011.
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
Much of our business depends on and is directly affected by the global automobile industry. Sales to customers in the automotive industry accounted for approximately 63% of our total net revenue for fiscal year 2011. Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightened credit markets. Globally, many automakers and their suppliers are still recovering from financial distress experienced in recent years. Adverse developments like those we have seen in recent years in the automotive industry, including but not limited to declines in demand, customer bankruptcies and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
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
Our subsidiaries outside of the U.S. generated approximately 64% of our net revenue for fiscal year 2011, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings.
A significant portion of our revenue, expenses, receivables and payables are denominated in currencies other than U.S. dollars, in particular, the Euro. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation (loss)/gain and other, net. During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Conversely, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables, exposure to possible expropriation or other government actions, unsettled political conditions and possible terrorist attacks. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations.
Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. As part of the 2008 and 2011 restructuring plans, we completed certain reductions in force at a number of our sites in order to align our business operations with current and projected economic conditions. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.
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
Integration of acquired companies and any future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions.
We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. On January 28, 2011, we closed on the acquisition of the Automotive on Board business, which we will refer to as MSP, from Honeywell International Inc. MSP generated, since the date of acquisition, approximately $140.2 million of revenue in 2011; however, there can be no assurance that MSP will perform as expected in the future. On August 1, 2011, we closed on the acquisition of the Sensor-NITE Group Companies, which we will refer to as High Temperature Sensing. The High Temperature Sensing business generated, since the date of acquisition, approximately $61.3 million of revenue in 2011; however, there can be no assurance that HTS will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities, including MSP, HTS and those which may occur in the future, entail a number of additional risks, including:

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
We anticipate that we will achieve synergies from MSP over 18 to 24 months following the closing. However, there can be no assurance that any of the anticipated synergies and cost savings will be achieved or that they will be achieved in our estimated time frame. We may not be able to successfully integrate and streamline overlapping functions from this transaction or future acquisitions, and integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.
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
In 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the FCPA, may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the United States Department of Justice and the Securities and Exchange Commission to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We are continuing to cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed.
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
A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. While we believe that suitable additional or substitute facilities will be available as required, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially. During 2011, we expanded our manufacturing facility in Changzhou, and we anticipate that we will continue to expand our manufacturing facility in Baoying in 2012 to further mitigate this risk.
We may not be able to protect our intellectual property, including our proprietary technology and the Sensata, Klixon®, Airpax® and Dimensions™ brands.
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
In addition to patent and trademark protection, we also protect trade secrets, know-how and other proprietary information, as well as brand names such as the Sensata, Klixon®, Airpax® and Dimensions™ brands under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.
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
We use a broad range of manufactured components, subassemblies and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum and nickel, which may experience significant volatility in their prices. We have entered into hedge arrangements in an attempt to minimize commodity pricing volatility and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.
We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.
We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in death, bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty and recall claims could be material.
Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.
As of December 31, 2011, we had $1,840.7 million of gross outstanding indebtedness, including $1,094.5 million of indebtedness under our term loan facility (excluding availability under our outstanding letters of credit), $700.0 million of outstanding 6.5% senior notes issued under an indenture dated as of May 12, 2011 (the “Senior Notes”) and $46.2 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, our senior secured credit facilities permit us to incur substantial additional indebtedness in the future. As of December 31, 2011, we had $244.1 million available to us for additional borrowing under our revolving credit facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.
Labor disruptions or increased labor costs could adversely affect our business.
As of December 31, 2011, we had approximately 11,400 employees, of whom approximately 9% were located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage for any reason, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.
The loss of one or more of our suppliers of manufactured components or raw materials may interrupt our supplies and materially harm our business.
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
If one of our manufacturing facilities was to be shut down unexpectedly, or certain of our manufacturing operations within an otherwise operational facility were to cease production unexpectedly, our revenue and profit margins would be adversely affected. Such a disruption could be caused by a number of different events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	fires, floods, earthquakes or other catastrophes;

•	potential unrest or terrorist activity;

•	labor difficulties; or

•	other operational problems.
In addition, approximately 99% of our products are manufactured at facilities located outside the United States. Serving a global customer base requires that we place more production in emerging markets, such as China, Mexico, Bulgaria and Malaysia, to capitalize on market opportunities and maintain our low-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.
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
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) may be costly with no assurance of maintaining effective internal controls over financial reporting.
We experience significant operating expenses in connection with maintaining our internal control environment and Section 404 compliance activities. In addition, if we are unable to efficiently maintain effective internal controls over financial reporting, our operations may suffer and we may be unable to obtain an attestation on internal controls from our independent registered public accounting firm when required under the Sarbanes-Oxley Act of 2002. Recent cost reduction actions, including the loss of experienced finance and administrative personnel, may adversely affect our ability to maintain effective internal controls. This, in turn, could have a materially adverse impact on trading prices for our securities and adversely affect our ability to access the capital markets.

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
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on "conflict minerals" used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made and may be required in the future to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material.
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
We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans. As of December 31, 2011, we had recognized a net accrued benefit liability of approximately $21.5 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.
We have previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of our plans and affect the level and timing of required contributions in 2012 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce our profitability. We fund certain of our benefit obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. As a result, we are subject to increased cash outlays and costs due to, among other factors, rising healthcare costs. Increases in the expected cost of health care beyond current assumptions could increase actuarially determined liabilities and related expenses along with future cash outlays. Our assumptions used to calculate pension and healthcare obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While our management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our pension and healthcare obligations and future expense.
We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets totaled approximately $2.5 billion as of December 31, 2011, or 72% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.7 billion as of December 31, 2011, or 51% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. During 2009, we recorded impairment charges on goodwill and other intangible assets associated with our Interconnection reporting unit totaling $19.9 million. No impairment charges were required during fiscal years 2011 or 2010. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize additional goodwill or other intangible asset impairment.
Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness, including our Senior Notes, or to fund our other liquidity needs, including capital expenditure requirements.
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
Our revolving credit facility requires us to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under our revolving credit facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under our revolving credit facility as of the time of such borrowings. Our revolving credit facility and the indenture governing our Senior Notes require us to comply with various operational and other covenants. As of December 31, 2011, we were not subject to the financial covenant.
If we experienced an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to become due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under our senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our senior secured credit facilities and prevent us from making payments on our Senior Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.
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
We incurred a significant amount of indebtedness in connection with the 2006 Acquisition and the subsequent acquisitions of First Technology Automotive and Airpax and, as a result, our interest expense has been substantial for periods following the 2006 Acquisition. Due, in part, to this significant interest expense and the amortization of intangible assets also related to these acquisitions, we have reported net losses of $27.7 million, $134.5 million and $252.5 million, for fiscal years 2009, 2008 and 2007, respectively. For fiscal years 2011 and 2010, we reported net income of $6.5 million and $130.1 million, respectively. Due to the significant interest expense associated with the remaining indebtedness and the continued amortization of intangible assets, we cannot assure you that we will sustain recently achieved profitability in the foreseeable future.
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
We are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by a group is a “controlled company” and may elect not to comply with certain corporate governance requirements of such exchange, including the requirement that a majority of the board of directors consist of independent directors. As of December 31, 2011, our principal shareholder, SCA, owns approximately 51% of our outstanding ordinary shares. We will continue to rely on this exemption to the extent it is applicable, and therefore we may not have a majority of independent directors, nor will our nominating and governance or compensation committees consist entirely of independent directors. Accordingly, shareholders may not have the same protections afforded to stockholders of companies that are not deemed “controlled companies.”
There may not be an active, liquid trading market for our ordinary shares, and our shareholders may not be able to resell their shares at or above the price at which they purchase them.
The IPO of our ordinary shares was completed in March 2010 at a price of $18.00 per share and secondary public offerings were completed in November 2010 and February 2011 at a price of $24.10 and $33.15 per share, respectively. There has been a public market for our ordinary shares for only a relatively short period of time. An active, liquid and orderly market for our ordinary shares may not be sustained, which could depress the trading price of our ordinary shares. An inactive market may also impair a shareholder’s ability to sell any of our ordinary shares that he or she purchases. In addition, the market price of our ordinary shares may fluctuate significantly and may be adversely affected by broad market and industry factors, regardless of our actual operating performance.
Our principal shareholder continues to have control over us which could limit our other shareholders’ ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2011, our principal shareholder, SCA, owns approximately 51% of our outstanding ordinary shares. This entity is indirectly controlled by investment funds advised or managed by the principals of Bain Capital and, pursuant to agreements among all of its existing shareholders, Bain Capital has the right to appoint all of its directors, subject to applicable law. As a result, this shareholder would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from our other shareholders and may vote in a way with which our other shareholders disagree and which may be adverse to their interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their ordinary shares as part of our sale and might ultimately affect the market price of our ordinary shares.
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
Natural disasters, such as the earthquake and tsunami in Japan and flooding in Thailand during 2011, could negatively impact our business by either damaging or destroying our production facilities, the production facilities of our suppliers or customers or the production facilities of our customers' suppliers, as well as logistics facilities and systems needed to transport our products. If coastal flooding, an earthquake, a volcanic eruption or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could materially disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would adversely impact our business. Even if our manufacturing facilities are not directly damaged, a natural disaster may result in disruptions in distribution or supply channels. The impact of such occurrences depends on the specific geographic circumstances but could be significant, as some of our factories are located in islands with known earthquake fault zones, including our Japanese facilities, or flood or hurricane risk zones, including facilities in China and the Dominican Republic. We cannot accurately predict the impact on our business or results of operations of natural disasters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We occupy 10 principal manufacturing facilities and business centers totaling approximately 2,336,000 square feet, with the majority devoted to research, development and engineering, manufacturing and assembly. Of our principal facilities, approximately 1,428,000 square feet are owned and approximately 908,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current operational requirements. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The table below lists the location of our principal executive and operating facilities. A significant portion of our owned properties and equipment is subject to a lien under our senior secured credit facilities. Refer to Note 8, "Debt", of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on our senior secured credit facilities.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	454,000
Almelo, Netherlands	Sensors and Controls	Owned	188,000
Oyama, Japan	Sensors and Controls	Owned	75,000
Jincheon, South Korea	Controls	Owned	134,000
Baoying, China	Controls	Owned	440,000
Changzhou, China	Sensors and Controls	Leased	316,000
Subang Jaya, Malaysia	Sensors	Leased	114,000
Haina, Dominican Republic	Sensors and Controls	Leased	45,000
Botevgard, Bulgaria	Sensors	Owned	137,000
Leases covering our currently occupied principal leased facilities expire at varying dates within the next 14 years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased facilities with equivalent facilities. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required, however, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially.

ITEM 3.	LEGAL PROCEEDINGS
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreement with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us will not have a material effect on our financial condition or results of operations. Information on other legal proceedings is included in Note 14, "Commitments and Contingencies", of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
Whirlpool Recall Litigation: We were involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool, in conjunction with the Consumer Product Safety Commission announced voluntary recalls of approximately 1.8 million refrigerators.
On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, Sensata Technologies Inc., and we, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco”. The lawsuit was in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and has managed and defended the litigation on behalf of both parties. In total, we believe that Whirlpool was seeking $550 million in damages plus unspecified amounts of exemplary damages. Trial began in October 2011, but concluded with the parties entering into a settlement agreement dated October 24, 2011. The court subsequently entered a dismissal order on October 26, 2011. As it concerns us, the lawsuit was settled for an amount consistent with our existing reserve of $5.9 million for this matter and did not have an effect on our results of operations for the year ended December 31, 2011. While the agreement between the parties provides for sharing of certain possible future liabilities, if any, we do not believe that such losses are probable at this time.
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

	Price Range
	High	Low
2010
Quarter ended March 31, 2010(1)	$19.00	$17.12
Quarter ended June 30, 2010	$21.12	$15.30
Quarter ended September 30, 2010	$20.12	$15.25
Quarter ended December 31, 2010	$31.05	$19.43
2011
Quarter ended March 31, 2011	$34.73	$29.79
Quarter ended June 30, 2011	$37.66	$32.92
Quarter ended September 30, 2011	$39.25	$26.46
Quarter ended December 31, 2011	$31.74	$25.20
 __________________

(1)	Our ordinary shares began trading on March 11, 2010.
Performance Graph
The following graph compares the cumulative return of our ordinary shares since we began trading on the NYSE on March 11, 2010, to the total returns since that date on the Standard & Poor’s 500 Stock Index and the S&P 500 Industrial Index.
The graph assumes that the value of the investment in our ordinary shares and each index was $100 on March 11, 2010.

	Cumulative Value of $100 Investment from March 11, 2010
	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Sensata	$97.08	$86.43	$106.81	$162.76	$187.73	$203.51	$143.03	$142.05
S&P 500	$101.72	$90.10	$100.28	$111.06	$117.64	$117.75	$101.42	$113.41
S&P 500 Industrial	$104.30	$91.46	$104.54	$116.89	$127.12	$126.28	$99.73	$116.20

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
Stockholders
As of January 15, 2012, there were 15 holders of record of our ordinary shares.
Dividends
We have never declared or paid any dividends on our ordinary shares, and we currently do not plan to declare any such dividends in the foreseeable future. Because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our wholly-owned subsidiary, STBV, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with IFRS. We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. Subject to these limitations, the payment of cash dividends in the future, if any, will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our shareholders and board of directors. Refer to Note 8, "Debt" of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on our dividend restrictions.
Issuer Repurchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from audited consolidated financial statements not included in this Annual Report on Form 10-K.
The information included in this five-year financial summary has been reclassified to conform to current period presentation.
You should read the following information in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. During 2011, we made a change to an accounting principle which is discussed in detail in Note 2, "Significant Accounting Policies". As a result, historical numbers have been adjusted to retrospectively reflect this change.

	Sensata Technologies Holding N.V. (consolidated)
	For the year ended December 31,
(Amounts in thousands, except share and per share data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenue	$1,826,945	$1,540,079	$1,134,944	$1,422,655	$1,403,254
Operating costs and expenses:
Cost of revenue	1,166,842	948,070	742,080	951,763	944,765
Research and development	44,597	24,664	16,796	38,256	33,891
Selling, general and administrative(a)	164,790	194,106	126,545	165,970	165,987
Amortization of intangible assets and capitalized software	141,575	144,514	153,081	148,762	131,064
Impairment of goodwill and intangible assets	—	—	19,867	13,173	—
Restructuring	15,012	(138)	18,086	24,124	5,166
Total operating costs and expenses	1,532,816	1,311,216	1,076,455	1,342,048	1,280,873
Profit from operations	294,129	228,863	58,489	80,607	122,381
Interest expense	(99,557)	(105,416)	(149,766)	(197,797)	(189,414)
Interest income	813	1,020	573	1,503	2,574
Currency translation (loss)/gain and other, net(b)	(120,050)	45,388	107,695	55,467	(105,449)
Income/(loss) from continuing operations before income taxes	75,335	169,855	16,991	(60,220)	(169,908)
Provision for income taxes	68,861	39,805	44,277	54,229	64,329
Income/(loss) from continuing operations	6,474	130,050	(27,286)	(114,449)	(234,237)
Loss from discontinued operations	—	—	(395)	(20,082)	(18,260)
Net income/(loss)	$6,474	$130,050	$(27,681)	$(134,531)	$(252,497)
Net income/(loss) per share—basic:
Continuing operations	$0.04	$0.78	$(0.19)	$(0.79)	$(1.62)
Discontinued operations	—	—	(0.00)	(0.14)	(0.13)
Net income/(loss) per share—basic	$0.04	$0.78	$(0.19)	$(0.93)	$(1.75)
Net income/(loss) per share—diluted:
Continuing operations	$0.04	$0.75	$(0.19)	$(0.79)	$(1.62)
Discontinued operations	—	—	(0.00)	(0.14)	(0.13)
Net income/(loss) per share—diluted	$0.04	$0.75	$(0.19)	$(0.93)	$(1.75)
Weighted–average ordinary shares outstanding—basic	175,307	166,278	144,057	144,066	144,054
Weighted-average ordinary shares outstanding—diluted	181,212	172,946	144,057	144,066	144,054
Other Financial Data:
Net cash provided by/(used in):
Operating activities	$305,867	$300,046	$187,577	$47,481	$155,278
Investing activities	(554,458)	(52,548)	(15,077)	(38,713)	(355,710)
Financing activities	(152,944)	97,696	(101,748)	8,891	175,736
Capital expenditures	89,807	52,912	14,959	40,963	66,701

	2011	2010	2009	2008	2007
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$92,127	$493,662	$148,468	$77,716	$60,057
Working capital(c)	313,914	609,328	245,445	15,663	161,418
Total assets	3,456,651	3,387,997	3,166,870	3,303,381	3,555,508
Total debt, including capital lease and other financing obligations	1,835,710	1,889,693	2,300,826	2,511,187	2,562,480
Total shareholders’ equity	1,044,951	1,007,781	387,158	405,332	566,310
 __________________

(a)
For fiscal year 2010, selling, general and administrative expense includes $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and the related modification thereof, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. Refer to Note 11, “Share-Based Payment Plans” and Note 13, “Related Party Transactions” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(b)
Currency translation (loss)/gain and other, net for the years ended December 31, 2011, 2010, 2009 and 2008 includes (losses)/gains of $(44.0) million, $(23.5) million, $120.1 million and $15.0 million, respectively, recognized on repurchases of debt, as well as currency translation gains/(losses) associated with the Euro-denominated debt of $(60.1) million, $72.8 million, $(13.6) million and $53.2 million, respectively. Currency translation (loss)/gain and other, net for the year ended December 31, 2007 primarily includes currency translation loss associated with the Euro-denominated debt of $111.9 million.

(c)	We define working capital as current assets less current liabilities. Working capital amounts for 2007 through 2009 have not been recast to include assets designated as held for sale during 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our greater than 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia, Bulgaria and the Dominican Republic.
History
We have a history of innovation dating back to our origins. We operated as a part of Texas Instruments from 1959 until we were acquired in 2006, (the "2006 Acquisition"). Since then, we have expanded our operations in part through the acquisitions of the First Technology Automotive and Special Products (“First Technology Automotive”) business in December

2006, Airpax Holdings, Inc. (“Airpax”) in July 2007, the Magnetic Speed and Position business ("MSP") in January 2011 and the High Temperature Sensing business ("HTS") in August 2011.
Prior to our IPO in March 2010, we were a direct, 99% owned, subsidiary of Sensata Investment Company S.C.A. (“SCA”), a Luxembourg company, which is owned by investment funds or vehicles advised or managed by Bain Capital Partners, LLC (“Bain Capital”), its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management. As of December 31, 2011, SCA owns 51% of our outstanding ordinary shares.
We conduct our operations through subsidiary companies which operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, Czech Republic, the Dominican Republic, Bulgaria and the U.S. We organize operations into the sensors and control businesses.
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
The following table presents net revenue by segment and segment operating income for the following periods:

	For the year ended December 31,
	2011	2010	2009
(Amounts in millions)
Net revenue
Sensors segment	$1,292.8	$969.6	$685.1
Controls segment	534.1	570.5	449.9
Total	$1,826.9	$1,540.1	$1,134.9
Segment operating income
Sensors segment	$389.9	$327.1	$201.3
Controls segment	175.8	193.3	133.9
Total	$565.7	$520.4	$335.2
The following table presents net revenue by segment as a percentage of total net revenue and segment operating income as a percentage of segment net revenue for the following periods:

	For the year ended December 31,
	2011	2010	2009
Net revenue
Sensors segment	70.8%	63.0%	60.4%
Controls segment	29.2	37.0	39.6
Total	100.0%	100.0%	100.0%
Segment operating income
Sensors segment	30.2%	33.7%	29.4%
Controls segment	32.9%	33.9%	29.8%

For a reconciliation of total segment operating income to profit from operations, refer to Note 19, "Segment Reporting", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Cost of revenue
We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•
Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains metals, such as copper, nickel and aluminum, and precious metals, such as gold, silver, platinum and palladium, and the costs of these materials may vary with underlying metals pricing. We enter into forward contracts to hedge a portion of our exposure to the potential change in prices associated with certain of our commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities.

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

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new customers in familiar applications.

•	Other. Our remaining cost of revenue consists of:

•	customer-related development costs;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs; and

•	other general manufacturing expenses, such as expenses for energy consumption.
The main factors that influence our cost of revenue as a percent of net revenue include:

•	production volumes—production costs are capitalized in inventory based on normal production volumes. As revenue increases the fixed portion of these costs do not;

•	transfer of production to our lower cost production facilities;

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
Selling, general and administrative
Our Selling, general and administrative ("SG&A") expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

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
Impairment of goodwill and intangible assets
Goodwill and intangible assets are reviewed for impairment on an annual basis unless events or circumstances occur which trigger the need for an earlier impairment review. No impairment charges were required during 2011 and 2010. For the year ended December 31, 2009, we recorded an impairment charge of $19.9 million, associated with the Interconnection reporting unit. We believed that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to this impairment charge.
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
Restructuring
Restructuring costs consist of severance, outplacement, other separation benefits, pension settlement and curtailment losses and facility and other exit costs. During the year ended December 31, 2011, we recorded restructuring charges of $15.0 million. These charges were primarily due to a restructuring plan announced in 2011. Refer to Note 17, “Restructuring Costs” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for more discussion of this plan.
Depreciation expense
PP&E are stated at cost and depreciated on a straight-line basis over their estimated useful lives. PP&E acquired through the 2006 Acquisition, the acquisitions of the First Technology Automotive, Airpax, MSP and HTS businesses were “stepped-up” to fair value on the date of the respective business acquisition resulting in a new cost basis for accounting purposes. The amount of the adjustment to the cost basis of these assets as a result of the 2006 Acquisition, the First Technology Automotive acquisition, the Airpax acquisition, the MSP acquisition and the HTS acquisition totaled $57.8 million, $2.2 million, $5.1 million, $12.4 million and $9.6 million, respectively.
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

Interest expense, net
Interest expense, net consists primarily of interest expense on institutional borrowings, interest rate derivative instruments and capital lease and other financing obligations. Interest expense, net also includes the amortization of deferred financing costs.
Currency translation (loss)/gain and other, net
Currency translation (loss)/gain and other, net includes gains and losses recognized on currency translation, gains and losses recognized on our derivatives used to hedge commodity prices and foreign currency exposures, gains and losses on the repurchases of debt and other. We continue to derive a significant portion of our revenue in markets outside of the U.S., primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the consolidated statements of operations.
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

Loss from discontinued operations
In December 2008, we announced our intention to discontinue and sell our automotive vision sensing business (“Vision business”). In connection with this announcement, we reclassified to discontinued operations the results from operations of the Vision business and recognized a loss associated with measuring the net assets of the Vision business at fair value less cost to sell and other exit costs.
Effects of Acquisitions and Other Transactions
Shareholders’ Equity
In March 2010, we completed an IPO of our ordinary shares in which we sold 26,315,789 ordinary shares and our existing shareholders and certain employees sold 5,284,211 ordinary shares at a public offering price of $18.00 per share. The net proceeds to us of the IPO, excluding $2.5 million of proceeds from the exercise of stock options, totaled approximately $433.5 million after deducting the underwriters’ discounts and commissions and offering expenses. In April 2010, we announced that the underwriters of our IPO exercised their option to purchase an additional 4,740,000 ordinary shares from selling shareholders at a price of $18.00 per share, which included 353,465 ordinary shares obtained by certain selling shareholders through the exercise of stock options to purchase ordinary shares. The sale of the additional ordinary shares closed in April 2010. We did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.
In November 2010, we completed a secondary public offering of our ordinary shares in which our existing shareholders and certain employees sold 23,000,000 ordinary shares at a public offering price of $24.10 per share. The net proceeds to us of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $3.7 million.
In February 2011, we completed a secondary public offering of our ordinary shares in which our existing shareholders and certain employees sold 20,000,000 ordinary shares at a public offering price of $33.15 per share. The net proceeds to us of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $2.1 million. In March 2011, we announced that the underwriters of our secondary offering exercised their option to purchase an additional 3,000,000 ordinary shares from selling shareholders at a price of $33.15 per share through the exercise of stock options to purchase ordinary shares. The sale of the additional ordinary shares closed in March 2011. We did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $0.3 million.

As of December 31, 2011, SCA owns 51% of our outstanding ordinary shares.
Our authorized share capital consists of 400,000,000 ordinary shares with a nominal value of €0.01 per share, of which 176,466,849 ordinary shares were issued and 176,454,876 were outstanding as of December 31, 2011. This excludes 389,785 unvested restricted shares. We also have authorized 400,000,000 preference shares with a nominal value of €0.01 per share, none of which are outstanding. At December 31, 2011, there were 398,845 options available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and 3,629,140 options available for grant under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan. In addition, we had 8,024,913 ordinary shares available for issuance upon exercise of outstanding options, and 490,052 ordinary shares available for issuance under the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan.
Purchase Accounting
We accounted for the 2006 Acquisition, the acquisitions of First Technology Automotive, Airpax, MSP and HTS using the purchase method of accounting. As a result, the purchase prices for each of these transactions have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to the acquisitions relating to our acquired intangible assets and PP&E. In addition to the increase in the carrying value of PP&E, we extended the remaining depreciable lives of PP&E to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory.
On January 28, 2011, we completed the acquisition of the Automotive on Board business from Honeywell International Inc. for approximately $145.3 million in cash, net of cash acquired.
On August 1, 2011, we completed the acquisition of the Sensor-NITE Group Companies for approximately $315.8 million in cash, net of cash acquired, and subject to a working capital adjustment and certain other items. As of the date of this filing, we have not yet completed our allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed.
Increased Leverage
We are a highly-leveraged company and our interest expense increased significantly in the periods following the consummation of the 2006 Acquisition and the acquisitions of First Technology Automotive and Airpax. While interest expense has declined in the past three years, it is still a significant portion of our results of operations. A portion of our debt has a variable interest rate. We have utilized interest rate swaps, interest rate collars and interest rate caps to hedge the effect of variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” for more information regarding our hedging activities. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the servicing of our debt, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. Refer to Item 1A, “Risk Factors.” Refer also to Note 16, “Derivative Instruments and Hedging Activities” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
Pension Freeze
Effective January 31, 2012, we froze our U.S. pension plans. The freeze will reduce our net periodic pension expense recorded in future years for our U.S. defined benefit plans. Specifically, the service cost component of net periodic pension expense will no longer be applicable after January 31, 2012, since future benefit accruals after this date will be eliminated. We will continue to make contributions to the plans to maintain the required funding levels. Also, our results of operations will continue to be impacted by these plans primarily due to the recognition of other components of net periodic pension expense such as interest cost and expected return on plan assets. For further discussion of our pension plans, refer to Note 10, "Pension and Other Post-Retirement Benefits."

Results of Operations
Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2, "Significant Accounting Policies", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived the statements of operations for the years ended December 31, 2011, 2010 and 2009 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. During 2011, we made a change to an accounting principle as discussed further in Note 2, "Significant Accounting Policies", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This change was made retrospectively to the prior periods presented and has been reflected in the table below. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2011		2010		2009
(Amounts in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors segment	$1,292.8	70.8%	$969.6	63.0%	$685.1	60.4%
Controls segment	534.1	29.2	570.5	37.0	449.9	39.6
Net revenue	1,826.9	100.0%	1,540.1	100.0%	1,134.9	100.0%
Operating costs and expenses:
Cost of revenue	1,166.8	63.9	948.1	61.6	742.1	65.4
Research and development	44.6	2.4	24.7	1.6	16.8	1.5
Selling, general and administrative	164.8	9.0	194.1	12.6	126.5	11.1
Amortization of intangible assets and capitalized software	141.6	7.7	144.5	9.4	153.1	13.5
Impairment of goodwill and intangible assets	—	—	—	—	19.9	1.8
Restructuring	15.0	0.8	(0.1)	(0.0)	18.1	1.6
Total operating costs and expenses	1,532.8	83.9	1,311.2	85.1	1,076.5	94.8
Profit from operations	294.1	16.1	228.9	14.9	58.5	5.2
Interest expense	(99.6)	(5.4)	(105.4)	(6.8)	(149.8)	(13.2)
Interest income	0.8	0.0	1.0	0.1	0.6	0.1
Currency translation (loss)/gain and other, net	(120.1)	(6.6)	45.4	2.9	107.7	9.5
Income from continuing operations before income taxes	75.3	4.1	169.9	11.0	17.0	1.5
Provision for income taxes	68.9	3.8	39.8	2.6	44.3	3.9
Income/(loss) from continuing operations	6.5	0.4	130.1	8.4	(27.3)	(2.4)
Loss from discontinued operations, net of tax of $0	—	—	—	—	(0.4)	(0.0)
Net income/(loss)	$6.5	0.4%	$130.1	8.4%	$(27.7)	(2.4)%

Year Ended December 31, 2011 (“fiscal year 2011”) Compared to the Year Ended December 31, 2010 (“fiscal year 2010”)
Net revenue
Net revenue for fiscal year 2011 increased $286.9 million, or 18.6%, to $1,826.9 million from $1,540.1 million for fiscal year 2010. Net revenue increased 17.9% due to higher volumes and 1.5% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 0.7% due to pricing. The increase in volumes was due to 13.1% growth related to the acquisitions of HTS and MSP, 9.3% growth in content, partially offset by a 3.9% decrease in our mature markets and a decrease of 0.7% in our emerging markets.
Sensors business segment net revenue for fiscal year 2011 increased $323.2 million, or 33.3%, to $1,292.8 million from $969.6 million for fiscal year 2010. Sensors net revenue increased 32.8% due to higher volumes and 1.9% due to the effect of favorable foreign currency rates, primarily the U.S. dollar to Euro exchange rate, partially offset by a decrease of 1.4% due to pricing. The increase in volumes was partially due to 20.7% growth related to the acquisitions of HTS and MSP.
Controls business segment net revenue for fiscal year 2011 decreased $36.3 million, or 6.4%, to $534.1 million from $570.5 million for fiscal year 2010. Controls net revenue decreased 7.6% due to lower volumes, partially offset by increases of 0.5% due to pricing and 0.7% due to favorable foreign exchange rates.
Cost of revenue
Cost of revenue for fiscal year 2011 was $1,166.8 million, or 63.9% of net revenue, compared to $948.1 million, or 61.6% of net revenue, for fiscal year 2010. Cost of revenue increased primarily due to the increase in unit volumes sold, the effect of acquisitions of HTS and MSP and increased costs related to certain metals in our products. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of the acquired businesses.
Depreciation expense for fiscal years 2011 and 2010 was $44.4 million and $38.6 million, respectively, of which $40.3 million and $34.8 million, respectively, was included in cost of revenue.
Research and development expense
R&D expense increased $19.9 million, or 80.8%, to $44.6 million, or 2.4% of net revenue in fiscal year 2011, from $24.7 million, or 1.6% of net revenue in fiscal year 2010. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with our newly acquired businesses.
Selling, general and administrative expense
SG&A expense for fiscal year 2011 was $164.8 million, or 9.0% of net revenue compared to $194.1 million, or 12.6% of net revenue for fiscal year 2010. SG&A expense decreased primarily due to costs incurred in fiscal year 2010 related to our IPO, specifically $22.4 million related to the termination of the Advisory Agreement (as defined in the accompanying consolidated financial statements), and $18.9 million cumulative catch-up adjustment related to the vesting of the Tranche 2 and 3 option awards. The decrease was partially offset by integration costs related to the acquisitions of HTS and MSP in 2011. There were no such acquisition related integration costs in 2010.
Amortization of intangible assets and capitalized software
Amortization expense associated with intangible assets and capitalized software for fiscal year 2011 was $141.6 million, or 7.7% of net revenue, compared to $144.5 million, or 9.4% of net revenue for fiscal year 2010. The decrease in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized.
Impairment of goodwill and intangible assets
During 2011 and 2010, no impairment charges were required related to goodwill and other intangible assets. In the fourth quarter of 2011, we estimated that the fair value of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units (as of October 1, 2011) exceeded their carrying values by approximately 249%, 78%, 114% and 131%, respectively. We did not update the goodwill impairment analysis through December 31, 2011 as we believe that our financial performance, future projections, and the global economy provide sufficient evidence that there were no indicators of impairment between the time our annual test was performed and December 31, 2011.

Restructuring
Restructuring charges increased by $15.2 million to $15.0 million in fiscal year 2011 from $(0.1) million in fiscal year 2010. The restructuring charges incurred in fiscal year 2011 primarily relate to the 2011 Plan and the MSP Plan. In connection with these plans, we recognized charges of $12.2 million, $2.5 million and $0.5 million relating to severance, a write-down related to classifying our Cambridge, Maryland facility as held for sale and pension settlement charges, respectively. These actions are discussed in detail in Note 17, "Restructuring Costs."
Interest expense
Interest expense was $99.6 million for fiscal year 2011 compared to $105.4 million for fiscal year 2010. Interest expense decreased primarily due to the expiration of certain of our interest rate derivative products, partially offset by an increase in interest expense on our indebtedness. The increase in interest expense on our indebtedness was due to a higher interest rate on our refinanced term loan facility, partially offset by lower indebtedness as compared to the prior year.
Interest expense for fiscal year 2011 consisted primarily of $84.6 million on our outstanding debt, $2.6 million associated with our outstanding derivative instruments, $6.9 million in amortization of deferred financing costs, $3.5 million associated with capital lease and other financing obligations and $1.7 million on line of credit and revolving credit facility fees.
Interest expense for fiscal year 2010 consisted primarily of $80.5 million on our outstanding debt, $11.6 million associated with our outstanding derivative instruments, $8.6 million in amortization of deferred financing costs, $3.6 million associated with capital lease and other financing obligations and $1.0 million on line of credit and revolving credit facility fees.
Interest income
Interest income for fiscal years 2011 and 2010 was $0.8 million and $1.0 million, respectively. The decrease is due to lower cash on hand in fiscal year 2011 as compared to 2010.
Currency translation (loss)/gain and other, net
Currency translation (loss)/gain and other, net was $(120.1) million for fiscal year 2011 compared to $45.4 million for fiscal year 2010. Currency translation (loss)/gain and other, net for fiscal year 2011 consisted primarily of currency losses of $60.1 million resulting from the re-measurement of our foreign currency denominated debt that was refinanced with U.S. dollar denominated debt, $17.4 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, $44.0 million in loss on the repurchase of debt, partially offset by gains of $2.7 million on foreign currency forward contracts.
Currency translation (loss)/gain and other, net was $45.4 million for fiscal year 2010. Currency translation (loss)/gain and other, net for fiscal year 2010 consisted primarily of currency gains of $72.8 million resulting from the re-measurement of our foreign currency denominated debt and net gains of $9.1 million associated with our commodity forward contracts, partially offset by losses of $23.5 million resulting from the extinguishment of debt, net currency losses of $7.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies and losses of $5.2 million related to the write-off of tax related indemnification assets and other tax related items.
Provision for income taxes
Provision for income taxes for fiscal years 2011 and 2010 totaled $68.9 million and $39.8 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax expense relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings and other temporary book to tax differences. Additionally, during the fourth quarter of 2010, based upon an analysis of our cumulative history of Japan earnings over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more-likely-than-not that we would be able to realize our Japan net operating loss carry-forward tax assets prior to their expiration. As a result, during the fourth quarter of 2010, we released the valuation allowance related to our Japan deferred tax assets resulting in a net benefit in our deferred tax expense of approximately $18.5 million.

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
Cost of revenue
Cost of revenue for fiscal year 2010 was $948.1 million, or 61.6% of net revenue, compared to $742.1 million, or 65.4% of revenue, for fiscal year 2009. Cost of revenue increased primarily due to the increase in unit volumes sold. Cost of revenue decreased as a percentage of net revenue primarily due to cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and fiscal year 2009, and the leverage effect of higher volumes on certain fixed manufacturing costs. Depreciation expense for fiscal years 2010 and 2009 was $38.6 million and $48.4 million, respectively, of which $34.8 million and $44.7 million, respectively, was included in cost of revenue.
Research and development expense
R&D expense increased $7.9 million, or 46.8%, to $24.7 million, or 1.6% of net revenue in fiscal year 2010, from $16.8 million, or 1.5% of net revenue in fiscal year 2009. We continued to increase R&D spending across various areas to align our cost structure with expected revenues and to continue developing innovative solutions for our customers.
Selling, general and administrative expense
SG&A expense for fiscal year 2010 was $194.1 million, or 12.6% of net revenue compared to $126.5 million, or 11.1% of net revenue for fiscal year 2009. SG&A expense increased primarily due to $22.4 million of expense associated with the termination of the advisory agreement with the Sponsors at their election upon completion of the IPO, $18.9 million of stock compensation expense associated with the performance vesting of the Tranche 2 and 3 option awards, both of which occurred in March 2010, an $11.5 million increase in incentive and stock compensation, and $3.2 million in costs associated with the acquisition of the Automotive on Board business.
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
Impairment of goodwill and intangible assets
During 2010, no impairment charges were required related to goodwill and other intangible assets. In the fourth quarter of 2010, we estimated that the fair value of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units (as of October 1, 2010) exceeded their carrying values by approximately 215%, 180%, 60% and 190%, respectively. We did not update the goodwill impairment analysis through December 31, 2010 as we believed that our financial performance, future projections, and the global economy provided sufficient evidence that there were no indicators of impairment between the time our annual test was performed and December 31, 2010.
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
The decrease in charges in 2010 was primarily due to the fact that the 2008 Plan activity was substantially completed in 2009. However, in 2010 we recorded approximately $1.1 million in charges that represented the termination of a limited number of employees located in various business centers and facilities throughout the world, but which we did not consider to be the initiation of a larger restructuring program. These charges were offset by a reversal of prior restructuring accruals related to the assignment of the Farnborough lease at better-than-expected rates and to the expiration of underutilized termination benefits (such as tuition assistance and job placement services).
Interest expense
Interest expense was $105.4 million for fiscal year 2010 compared to $149.8 million for fiscal year 2009. Interest expense decreased primarily due to a reduction of principal balances related to the repurchase of the 8% senior notes due 2014 (“8% Notes”), the 9% senior subordinated notes due 2016 ("9% Notes") and the 11.25% senior subordinated notes, together the “Senior Subordinated Notes” in April 2009, March 2010 and May 2010, as well as lower average interest rates on the U.S. dollar and Euro term loan facilities.
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
Provision for income taxes
Provision for income taxes for fiscal years 2010 and 2009 totaled $39.8 million and $44.3 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax expense relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings and other temporary book to tax differences. Additionally, during the fourth quarter of 2010, based upon an analysis of our cumulative history of Japan earnings over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more-likely-than-not that we would be able to realize our Japan net operating loss carry-forward tax assets prior to their expiration. As a result, during the fourth quarter of 2010, we released the valuation allowance related to our Japan deferred tax assets resulting in a net benefit in our deferred tax expense of approximately $18.5 million.
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
We define Adjusted Net Income as follows: net income/(loss) before costs related to our IPO, costs associated with our debt refinancing, loss/(gain) on currency translation on debt and unrealized (gain)/loss on other hedges, amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets, amortization of inventory step-up to fair value, deferred income tax and other tax expense, amortization of deferred financing costs, costs associated with significant restructuring activities and other costs as outlined in the reconciliation below.
Our definition of Adjusted Net Income includes the current tax expense/(benefit) that will be payable/(realized) on our income tax return and excludes deferred income tax and other tax expense. As we treat deferred income tax and other tax expense as an adjustment to compute Adjusted Net Income, the deferred income tax effect associated with the reconciling items would not change Adjusted Net Income for each period presented.
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
The following unaudited table provides a reconciliation of net income/(loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted Net Income for the periods presented:

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009
Net income/(loss)	$6,474	$130,050	$(27,681)
Acquisition, integration and financing costs and other significant items:(a)	*	*	22,985
Impairment of goodwill and intangible assets(b)	—	—	19,867
Restructuring(c)	11,694	**	12,276
Stock compensation expense(d)	*	*	2,233
Management fees(e)	—	—	4,000
Costs related to initial public offering(f)	—	43,298	—
Loss/(gain) on extinguishment and refinancing of debt(g)	44,014	23,474	(120,123)
Currency translation loss/(gain) on debt and unrealized loss/(gain) on other hedges(h)	91,033	(74,010)	16,274
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets and inventory(i)	144,649	145,184	157,797
Deferred income tax and other tax expense(j)	50,703	29,847	27,415
Amortization expense of deferred financing costs(k)	6,925	8,564	9,055
Total Adjustments(l)	349,018	176,357	151,779
Adjusted Net Income	$355,492	$306,407	$124,098

*	Beginning in 2010, we have not included these items as reconciling items to arrive at Adjusted Net Income.
** In 2010, we did not include this item as a reconciling item to arrive at Adjusted Net Income.
__________________

(a)
The following unaudited table provides a detail of the components of acquisition, integration and financing costs and other significant items, the total of which is included as an adjustment to arrive at Adjusted Net Income for fiscal 2009 as shown in the above table:

For the year ended December 31,
(Amounts in thousands)	2009
Transition costs(i)	$23
Litigation costs(ii)	147
Integration and finance costs(iii)	2,813
Relocation and disposition costs(iv)	8,202
Pension charges(v)	4,828
Other	6,972
Total acquisition, integration and financing costs and other significant items	$22,985
__________________

i.	Represents transition costs incurred by us in becoming a stand-alone company and complying with Section 404 of the Sarbanes-Oxley Act of 2002.

ii.	Represents litigation costs we recognized related to customers alleging defects in certain of our products, which were manufactured and sold prior to April 27, 2006 (inception).

iii.
Represents integration and financing costs related to the acquisitions of First Technology Automotive, Airpax and SMaL Camera and other consulting and advisory fees associated with acquisitions and financings, whether or not consummated.

iv.	Represents costs we incurred to move certain operations to lower-cost Sensata locations, close certain manufacturing operations and dispose of the SMaL Camera business.

v.	Represents pension curtailment and settlement losses, and amortization of prior service costs associated with various restructuring activities.

(b)	Represents the impairment of goodwill and intangible assets associated with a reporting unit within our controls business segment and relates to products used in the semiconductor business.

(c)
Represents severance, outplacement costs and special termination benefits associated with the downsizing of various manufacturing facilities and our corporate office. Fiscal year 2011 also includes a write-down of approximately $2.5 million related to classifying our Cambridge, Maryland facility as held for sale.

(d)
Represents share-based compensation expense recorded in accordance with ASC Topic 718, Compensation—Stock Compensation, excluding $18.9 million in 2010 related to the cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards and the related modification. See Note 11, “Share-Based Payment Plans,” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(e)
Represents fees expensed under the terms of the advisory agreement with our Sponsors. This agreement was terminated in connection with the completion of our IPO. See Note 13, “Related Party Transactions”, of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(f)
Represents costs recorded as expenses related to our IPO in March 2010, including $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards and the related modification, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. See Note 11, “Share-Based Payment Plans” and Note 13, “Related Party Transactions”, of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(g)
Relates to the repurchases of outstanding debt and refinancing costs not capitalized. See Note 8, “Debt” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(h)	Reflects the unrealized (gains)/losses associated with the translation of our previously held Euro-denominated debt into U.S. dollars and (gains)/losses on hedging transactions.

(i)
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets and inventory related to the 2006 Acquisition, and the acquisitions of First Technology Automotive, Airpax, MSP and HTS, and the step-up in the fair value of these assets through purchase accounting.

(j)
Represents deferred income tax and other tax expense, including provisions for and interest expense and penalties related to uncertain tax positions. Fiscal year 2011 and 2010 also includes $0.6 million and $5.2 million, respectively, of expense associated with the write-off of tax indemnification assets and other tax related assets.

(k)	Represents amortization expense of deferred financing costs and original issue discounts.

(l)
The theoretical current income tax associated with the reconciling items presented above is shown below for each period presented. The theoretical current income tax was calculated by multiplying the reconciling items, which relate to jurisdictions where such items would provide tax expense/(benefit), by the applicable tax rates.

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009
Acquisition, integration and financing costs and other significant items	$—	$—	$1,571
Restructuring	$342	$—	$773
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets and inventory	$568	$—	$795

Liquidity and Capital Resources
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2011, 2010 and 2009. We have derived these summarized statements of cash flows from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the years ended December 31,
(Amounts in millions)	2011	2010	2009
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income, adjusted for non-cash items	$377.5	$316.5	$128.4
Changes in operating assets and liabilities	(71.6)	(16.4)	59.6
Continuing operations	305.9	300.0	188.0
Discontinued operations	—	—	(0.4)
Operating activities	305.9	300.0	187.6
Investing activities:
Continuing operations	(554.5)	(52.5)	(15.4)
Discontinued operations	—	—	0.4
Investing activities	(554.5)	(52.5)	(15.1)
Financing activities	(152.9)	97.7	(101.7)
Net change	$(401.5)	$345.2	$70.8
Operating activities
Net cash provided by operating activities during fiscal year 2011 totaled $305.9 million compared to $300.0 million during fiscal year 2010 and $187.6 million during fiscal year 2009. Net cash (used in)/provided by changes in operating assets and liabilities for fiscal years 2011, 2010 and 2009 totaled $(71.6) million, $(16.4) million and $59.6 million, respectively.
The most significant components to the change in operating assets and liabilities for fiscal year 2011 were increases in accounts receivable of $11.1 million, and in inventories of $19.9 million, and a decrease in other assets and liabilities of $21.1 million. The increase in accounts receivable was primarily due to higher sales in the fourth quarter of 2011 as compared to the fourth quarter of 2010. The increase in inventory was due to building safety stock to support the business as we move certain of our production lines. The decrease in other assets and liabilities was primarily due to an increase in pension plan contributions. The level of contributions made in 2011 is not expected to recur in future years and was the result of funding our U.S. plans to a higher funded status.
The most significant components to the change in operating assets and liabilities for fiscal year 2010 were increases in accounts receivable of $17.4 million and in inventories of $15.6 million, partially offset by increases in other liabilities of $11.8 million. The increase in accounts receivables was due to higher sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The increase in inventories was due to higher materials and finished goods requirements as a result of the increased sales demand. The increase in other liabilities was primarily due to the write-off of tax indemnification assets and other tax related assets and the change in fair value of derivatives.
The most significant components to the change in operating assets and liabilities of $59.6 million for fiscal year 2009 were an increase in accounts payable and accrued expenses of $61.4 million and a decrease in inventories of $13.9 million, offset by an increase in accounts receivable of $35.1 million. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60-day payment terms. The increase in accounts receivable was due to higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenue during the fourth quarter of fiscal year 2008.
As of December 31, 2011, we had commitments to purchase certain raw materials and components that contain various commodities, such as gold, silver, platinum, palladium, copper, nickel and aluminum. In general, the price for these products varies with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two- or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.
During fiscal year 2011, we committed to a restructuring plan to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites. As of

December 31, 2011, we had accrued $6.8 million for this plan. In fiscal year 2012, we expect to incur additional charges of $6.0 to $12.0 million related to these initiatives. These actions are discussed further in Note 17, "Restructuring Costs", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Investing activities
Net cash used in investing activities during fiscal year 2011 totaled $554.5 million compared to $52.5 million during fiscal year 2010 and $15.1 million during fiscal year 2009. Net cash used in investing activities during fiscal year 2011 consisted primarily of $319.9 million and $145.3 million related to the acquisitions of HTS and MSP respectively. The remaining net cash used in investing activities during fiscal years 2011, 2010 and 2009 consisted primarily of capital expenditures of $89.8 million, $52.9 million and $15.0 million, respectively, which were partially offset by the sale of assets of $0.6 million, $0.4 million, and $0.6 million, respectively. Additionally, in 2009 we made a $1.1 million payment related to our Euro call option.
In 2012, we anticipate spending approximately $60 million to $80 million on capital expenditures (including capital expenditures of acquired businesses), which will be funded with cash flow from operations.
Financing activities
Net cash (used in)/provided by financing activities during fiscal year 2011 totaled $(152.9) million compared to $97.7 million during fiscal year 2010 and $(101.7) million during fiscal year 2009. Net cash used in financing activities during fiscal year 2011 consisted primarily of repayments of $1,933.0 million on our debt and payments of $34.5 million in debt issuance costs, partially offset by proceeds of $1,794.5 million for the issuance of debt and proceeds of $19.9 million from the exercise of stock options for 2.8 million ordinary shares.
Net cash provided by financing activities during fiscal year 2010 consisted primarily of proceeds of $433.5 million from the issuance of 26.3 million ordinary shares in our March 2010 IPO and $21.9 million related to the exercise of 3.1 million options to purchase ordinary shares, partially offset by $357.7 million in repayments of debt.
Net cash used in financing activities during fiscal year 2009 consisted primarily of payments on debt of $76.5 million and payments totaling $25.0 million on our revolving credit facility.
Indebtedness and liquidity
Our liquidity requirements are significant due to the highly-leveraged nature of our company. As of December 31, 2011, we had $1,840.7 million in gross outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.
The following table outlines our outstanding indebtedness as of December 31, 2011 and the associated interest expense and interest rate for such borrowings for fiscal year 2011.

Description	Balance as of December 31, 2011	Interest expense for fiscal year 2011
(Amounts in thousands)
Term Loan Facility, net of discount	$1,089,491	$28,572
Senior Notes	700,000	28,943
Former senior secured term loan facilities	—	12,969
8% Notes and 9% Notes	—	14,131
Derivatives	—	2,631
Capital lease and other financing obligations	46,219	3,528
Amortization of financing costs and original issue discounts	—	6,925
Other	—	1,858
Total	$1,835,710	$99,557
In 2011, we completed a series of transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the "Senior Notes") and the execution of a credit agreement providing for new senior secured credit facilities (the "New Senior Secured Credit Facilities") that provide us with a $1,100.0 million term loan (the "Term Loan Facility") and a $250.0 million revolving credit facility (the

"Revolving Credit Facility") of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. Restrictions on our indebtedness and liquidity are described in Note 8, "Debt", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Under the Revolving Credit Facility, there was $244.1 million of availability (net of $5.9 million in letters of credit) as of December 31, 2011. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2012.
Extinguishments and Modifications of Debt
In April 2011, we announced the commencement of cash tender offers related to our 8% Notes and 9% Notes. The cash tender offers settled during the three months ended June 30, 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums and $0.2 million of accrued interest to settle the tender offers and retire the debt in May 2011.
Following the conclusion of the cash tender offers, we redeemed the remaining 8% Notes and 9% Notes. The redemption settled during the three months ended June 30, 2011. We paid $385.2 million in principal ($188.2 million for the 8% Notes and €139.0 million for the 9% Notes), $15.4 million in premiums and $1.1 million of accrued interest to settle the redemption and retire the debt in June 2011. The redemption transaction was funded from the issuance of new debt as part of our refinancing transactions.
In connection with our refinancing transactions, we recorded a loss in Currency translation (loss)/gain and other, net of $44.0 million including the write-off of debt issuance costs of $13.7 million.
In February 2010, we announced the commencement of cash tender offers related to our 8% Notes, our 9% Notes and our 11.25% Senior Subordinated Notes due 2014 (“11.25% Notes” and, together with the 9% Notes, the “Senior Subordinated Notes”). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the 8% Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding 8% Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the 8% Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt in March 2010.
In addition, in April 2010, we announced the redemption of all of the outstanding 11.25% Notes at a redemption price equal to 105.625% of the principal amount thereof and $138.6 million of the outstanding 8% Notes at a redemption price equal to 104.000% of the principal amount thereof. We paid $225.0 million in principal, $10.4 million in premium and $8.4 million of accrued interest in May 2010 to complete the redemption.
In connection with these transactions, we recorded a loss in Currency translation (loss)/gain and other, net of $23.5 million, including the write-off of debt issuance costs of $6.8 million.
In March 2009, we announced the commencement of two separate cash tender offers related to 8% Notes and Senior Subordinated Notes. The cash tender offers settled during the second quarter of 2009. The aggregate principal amount of the 8% Notes validly tendered was $110.0 million, representing 24.4% of the outstanding 8% Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer related to the Senior Subordinated Notes was oversubscribed, and we accepted for purchase a pro rata portion of the Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00), representing approximately 12.0% of the outstanding Senior Subordinated Notes. We paid $50.7 million ($40.7 million for the 8% Notes and €7.6 million for the Senior Subordinated Notes) to settle the tender offers and retire the debt in April 2009.

In addition, during the second quarter of 2009, we purchased certain 9% Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retire the debt in May 2009.
In conjunction with these transactions, we wrote off $5.3 million of debt issuance costs during the second quarter of 2009 and recorded a net gain in Currency translation (loss)/gain and other, net of $120.1 million.
Capital resources
Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the New Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2011, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.
Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 31, 2012, Moody’s Investors Service’s corporate credit rating for STBV was B1 with positive outlook and Standard & Poor’s corporate credit rating for STBV was BB- with stable outlook.
We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes, or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
As of December 31, 2011, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, refer to the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, and Item 1A, “Risk Factors.”

Contractual obligations and commercial commitments
The table below reflects our contractual obligations as of December 31, 2011. Amounts we pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations principal(1)	$1,794.5	$11.0	$22.0	$22.0	$1,739.5
Debt obligations interest(2)	620.9	89.9	178.2	176.5	176.3
Capital lease obligations principal(3)	35.5	1.7	3.1	3.7	27.0
Capital lease obligations interest(3)	27.5	3.0	5.7	5.2	13.6
Other financing obligations principal(4)	10.7	1.0	0.4	0.0	9.3
Other financing obligations interest(4)	4.6	0.8	1.4	1.4	1.0
Operating lease obligations(5)	13.9	5.3	4.3	1.7	2.6
Non-cancelable purchase obligations(6)	16.4	7.5	6.5	2.2	0.2
Total(7)(8)	$2,524.0	$120.2	$221.6	$212.7	$1,969.5
__________________

(1)	Represents the contractually required principal payments under the Senior Notes and the Term Loan Facility in existence as of December 31, 2011 in accordance with the required payment schedule.

(2)
Represents the contractually required interest payments on the debt obligations in existence as of December 31, 2011 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to December 31, 2011 on the variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2011, plus spread.

(3)
Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2011 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.

(4)
Represents the contractually required payments under our financing obligations in existence as of December 31, 2011 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.

(5)
Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2011 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.

(6)
Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2011. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.

(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2011.

(8)
This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2011, we had recognized a net benefit liability of $21.5 million representing the net unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $15.8 million of unrecognized tax benefits as of December 31, 2011, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on income taxes.

Legal Proceedings
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, the minimum potential loss contingency is recorded. They are often developed prior to knowing the amount of the ultimate loss. These estimates require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, the minimum loss amount can be increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There can be no assurances that our recorded reserves will be sufficient to cover the extent of our costs and potential liability.
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
Critical Accounting Policies and Estimates
To prepare our financial statements in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial position and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which includes other significant accounting policies.
Revenue recognition
We recognize revenue in accordance with ASC Topic 605, Revenue – Revenue Recognition. Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our net revenue and have been within our estimates.
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
Accounting policies relating to goodwill and the goodwill impairment test. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2011, goodwill and other intangible assets totaled $1,746.8 million and $737.6 million, respectively, or approximately 51% and 21% of our total assets, respectively.
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
Estimated fair value for each reporting unit. In connection with our 2011 annual impairment review, we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for fiscal years 2012 through 2016, the “Discrete Projection Period.” We estimated the value of the cash flows beyond fiscal year 2016, or the “Terminal Year,” by applying a multiple to the projected fiscal year 2016 net earnings before interest, taxes, depreciation and amortization ("EBITDA"). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital appropriate for each reporting unit. The estimated weighted-average cost of capital was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation were reasonable and consistent with accepted valuation practices.
We also estimated the fair value of our reporting units using the guideline company method. Under this method we performed an analysis to identify a group of publicly-traded companies that were comparable to each reporting unit. We calculated an implied EBITDA multiple (e.g., invested capital/EBITDA) for each of the guideline companies and selected either the high, low or average multiple depending on various facts and circumstances surrounding the reporting unit and applied it to that reporting units’ trailing twelve month EBITDA. Although we estimate the fair value of our reporting units using the guideline method, we do so for corroborative purposes, and place primary weight on the discounted cash flow method.
The preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period.
Goodwill impairment. During the first quarter of 2009, we determined that goodwill associated with the Interconnection reporting unit had become impaired and recorded a charge of $5.3 million. We believe that the global economic crisis, the economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market, were all factors that led to the impairment of goodwill. We believe that the global economic crisis and the economic conditions within the semiconductor end-market worsened from the fourth quarter of 2008 to the first quarter of 2009, leading to the impairment charge.
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
In the quarter ended December 31, 2011, we evaluated our goodwill for impairment and determined that the fair values of the reporting units exceeded their carrying values on that date. Should certain assumptions used in the development of the fair values of our reporting units change, we may be required to recognize additional goodwill impairments. The estimated fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units used in those analyses exceeded their carrying values by approximately 249%, 78%, 114% and 131%, respectively.
We did not prepare updated goodwill impairment analyses as of December 31, 2011 for any reporting unit, as we believed, based on our financial performance during the fourth quarter of 2011, the financial forecasts and the improvement in the global economy and the end-markets our customers serve, that there were no indicators of potential impairments.
Types of events that could result in a goodwill impairment. As noted above, the preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period. We believe that a “double-dip” in the global economy, a scenario in which there is a short period of growth following the bottom of a recession, followed immediately by another sharp decline that results in another recession, could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.
Indefinite-lived intangible assets. We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. During the fourth quarter of 2011, we evaluated our indefinite-lived intangible assets for impairment and determined that the fair values of the indefinite-lived trade names exceeded their carrying values at that time. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.
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
Impairment of long-lived assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the industry. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets.
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

Pension and post-employment benefit plans
We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between the assumptions and the actual experience results in the recognition of an asset or a liability. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality fixed-income investments, we considered rates of return on these investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality fixed-income investments do not exist, we estimate the discount rate using government bond yields or long-term inflation rates.
To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.
The rate of increase of healthcare costs directly impacts the estimate of our future obligations in connection with our post-employment medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plan.
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
Since completion of our IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our stock on the New York Stock Exchange (“NYSE”) on the date of the grant. Prior to our stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involved the use of significant judgments and estimates. Each valuation analysis of our ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our Terminal Year EBITDA. The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (e.g., enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
Recent Accounting Pronouncements

Recently issued accounting standards to be adopted in 2012:
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We do not expect its adoption to have a material effect on our financial position or results of operations.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We expect its adoption will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.
In December 2011, the FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting

Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the changes of ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2011. We do not expect its adoption to have a material effect on our financial position or results of operations.
In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.
Accounting standards adopted during the year ended December 31, 2011:
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements ("ASU 2009-13"), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor's multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.
In September 2011, the FASB issued Accounting Standard Update No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"), which requires companies who participate in multiemployer pension plans and multiemployer other postretirement benefit plans to disclose specific and detailed information in their footnotes about these plans. This pronouncement is effective for public companies for the annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. We adopted the provisions as of December 31, 2011. The adoption of ASU 2011-09 impacted disclosure only and did not have any effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings. We manage and minimize these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.
We do not enter into derivative financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is based upon valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty is liable to us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.
Interest Rate Risk
Given the leveraged nature of our company, we have significant exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on our outstanding and forecasted debt, we have executed interest rate swaps, interest rate collars and interest rate caps. These derivatives are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
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
No ineffective portion was recorded to earnings during fiscal years 2011, 2010 or 2009. The critical terms of the interest rate swap were identical to those of the designated variable rate debt under our former Senior Secured Credit Facility. The 3-month LIBOR rate was 0.30% as of December 31, 2010.
There were no swaps outstanding as of December 31, 2011. The terms of the swap as of December 31, 2010 are shown in the following table:

Notional Principal Amount (U.S. dollars in millions)	Maturity Date	Index	Strike Price
$25.0	January 27, 2011	3 Month LIBOR	5.377%
In June 2006, we executed several Euro interest rate collar contracts covering €750.0 million of variable rate debt. As of December 31, 2011, all of our Euro interest rate collars have expired. These contracts hedged the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our previously held Euro-denominated debt. In other words, we were protected from paying an interest rate higher than the cap rate, but would not benefit if the benchmark interest rate fell below the floor rate. At interest rates between the cap rate and the floor rate, we made payments on our Euro-denominated variable rate debt at prevailing market rates. The 3-month EURIBOR rate was 1.01% as of December 31, 2010.
The terms of the collar as of December 31, 2010 are shown in the following table:

Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Floor	At Prevailing Market Rates Between	Cap
€190.0	Amortizing	July 28, 2008	April 27, 2011	3.55%	3.55% – 4.40%	4.40%
In March 2009 and August 2011, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro-denominated term loans.
The terms of the interest rate caps as of December 31, 2011 and 2010 are shown in the following table:

Year	Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
2011	$600	NA	August 12, 2011	August 12, 2014	2.75%
2011	$350	Amortizing	March 5, 2009	April 29, 2013	5.00%
2011	€100	Amortizing	March 5, 2009	April 29, 2013	5.00%

2010	$600	Amortizing	March 5, 2009	April 29, 2013	5.00%
2010	€100	Amortizing	March 5, 2009	April 29, 2013	5.00%
We had no outstanding Euro-denominated debt as of December 31, 2011.

The significant components of our long-term debt as of December 31, 2011 and 2010 are shown in the following tables:

(Dollars in millions)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2011	Fair value as of December 31, 2011
Term Loan Facility(1)	4.00%	$1,089.5	$1,101.2
Senior Notes	6.50%	700.0	697.8
Total(2)		$1,789.5	$1,799.0
_________________

(1)	Outstanding balance is presented net of discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $46.2 million.
We had no outstanding Euro-denominated debt as of December 31, 2011.

(Dollars in millions)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2010	Fair value as of December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.09%	$907.3	$884.0
Senior secured term loan facility (€380.5 million)	2.79%	504.7	482.8
8% Notes (denominated in U.S. dollars)	8.00%	201.2	206.9
9% Notes (€177.3 million)	9.00%	235.0	248.6
Total(1)		$1,848.2	$1,822.3
 __________________

(1)	Total outstanding balance excludes capital leases and other financing obligations of $41.5 million.
As of December 31, 2010, we had Euro-denominated debt of €557.6 million ($739.7 million).
Sensitivity Analysis
As of December 31, 2011, we had total variable rate debt with an outstanding balance of $1,089.5 million, net of discount, issued under our Term Loan Facility. Considering the impact of our LIBOR floor, an increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $5.0 million. The next 100 basis point increase in the LIBOR rate would result in incremental annual interest expense of $10.9 million. Neither increase would be offset by our variable to fixed interest rate caps as of December 31, 2011 due to the terms of the caps.
As of December 31, 2010, we had U.S. dollar and Euro-denominated variable rate debt with an outstanding balance of $1,412.0 million issued under our Senior Secured Credit Facility, as follows:

•
$907.3 million of U.S. dollar-denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would have resulted in additional annual interest expense of $9.2 million. This increase would not have be offset by our variable to fixed interest rate swaps as of December 31, 2010.

•
€380.5 million (equivalent to $504.7 million as of December 31, 2010) of Euro-denominated variable rate debt. An increase of 100 basis points in the EURIBOR rate would have resulted in additional annual interest expense of $5.1 million at an exchange rate of $1.33 to €1.00 as of December 31, 2010. Depending upon prevailing EURIBOR rates, this increase may have been offset by a reduction in interest expense resulting from our €190.0 million of interest rate collars.

Foreign Currency Risks
We are also exposed to market risk from changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which may or may not be designated for hedge accounting treatment under ASC 815 which may result in volatility to earnings depending upon fluctuations in the underlying markets.
Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, British pound, Brazilian real, Singapore dollar and the Bulgarian lev. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows and variability in earnings, we entered into foreign currency rate derivatives, during the year ended December 31, 2011, that were not designated as cash flow hedges of foreign currency risk. These instruments were not designated for hedge accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of the derivative in the statement of operations as a gain or loss within Currency translation (loss)/gain and other, net. The following foreign currency rate derivatives were outstanding as of December 31, 2011:

Foreign Currency Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Foreign currency forward contract	€21.0	December 28, 2011	March 30, 2012	Euro to U.S. Dollar Exchange Rate	$1.31
Foreign currency forward contract	RM31.0	December 28, 2011	March 30, 2012	U.S. Dollar to Malaysian Ringgit Exchange Rate	RM3.16
Foreign currency forward contract	₩7,000.0	December 28, 2011	March 30, 2012	U.S. Dollar to South Korean Won Exchange Rate	₩1,168.60
As of December 31, 2010, there were no foreign currency forward contracts outstanding.
Sensitivity Analysis
The table below presents our foreign currency forward contracts as of December 31, 2011 and the estimated impact to pre-tax earnings as a result of revaluing these contracts associated with a 10% increase/(decrease) in the foreign currency translation rate.

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2011	10% increase in the U.S. dollar to foreign currency rate	10% (decrease) in the U.S. dollar to foreign currency rate
Euro to U.S. Dollar	$0.2	$2.7	$(2.7)
U.S. Dollar to Malaysian Ringgit	$(0.1)	$(1.1)	$0.9
U.S. Dollar to South Korean Won	$(0.0)	$0.5	$(0.7)
The table below presents our Euro-denominated financial instruments and other net monetary assets as of December 31, 2011 and 2010 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% increase/(decrease) to the U.S. dollar to Euro currency exchange rate.

(Amounts in millions)	Asset (liability) balance as of December 31, 2011		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Interest rate cap	€0.0	$0.0	$(0.0)	$0.0
Other net monetary assets(1)	€37.7	$48.7	$(4.9)	$4.9

(Amounts in millions)	Asset (liability) balance as of December 31, 2010		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Debt	€(557.6)	$(739.7)	$(74.0)	$74.0
Interest rate collars	€(1.4)	$(1.8)	$(0.2)	$0.2
Other net monetary assets(1)	€18.8	$25.0	$2.5	$(2.5)
 __________________

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations and other long-term liabilities.
Commodity Risk
We enter into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation (loss)/gain and other, net. During fiscal years 2011, 2010 and 2009, we recognized a net (loss)/gain of $(1.1) million, $9.1 million and $2.6 million, respectively, associated with these derivatives.
Sensitivity Analysis
The table below presents our commodity forward contracts as of December 31, 2011 and 2010 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity. The table below excludes $0.1 million and $0.7 million of assets related to amounts realized but not yet settled as of December 31, 2011 and 2010 respectively.

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Asset (liability) balance as of December 31, 2011	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2011	Expiration
						10% increase in the forward price	10% (decrease) in the forward price
Silver	$(3.6)	626,795 troy oz.	$33.83	$27.97	Various dates during 2012	$1.8	$(1.8)
Gold	$(0.5)	6,085 troy oz.	$1,688.71	$1,598.63	Various dates during 2012	$1.0	$(1.0)
Nickel	$(0.3)	214,341 pounds	$10.25	$8.50	Various dates during 2012	$0.2	$(0.2)
Aluminum	$(0.5)	2,351,869 pounds	$1.13	$0.93	Various dates during 2012	$0.2	$(0.2)
Copper	$(0.8)	2,625,903 pounds	$3.77	$3.45	Various dates during 2012	$0.9	$(0.9)
Platinum	$(0.2)	1,667 troy oz.	$1,572.00	$1,426.85	Various dates during 2012	$0.2	$(0.2)
Palladium	$0.0	187 troy oz.	$597.00	$652.98	Various dates during 2012	$0.0	$(0.0)

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Asset balance as of December 31, 2010	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2010	Expiration
						10% increase in the forward price	10% (decrease) in the forward price
Silver	$3.7	650,687 troy oz.	$25.17	$31.02	Various dates during 2011	$2.0	$(2.0)
Gold	$0.6	6,718 troy oz.	$1,370.23	$1,425.89	Various dates during 2011	$0.9	$(0.9)
Copper	$1.8	2,210,800 pounds	$3.49	$4.33	Various dates during 2011	$0.9	$(0.9)
Nickel	$0.2	197,122 pounds	$10.10	$11.19	Various dates during 2011	$0.2	$(0.2)
Aluminum	$0.2	1,505,056 pounds	$1.01	$1.13	Various dates during 2011	$0.2	$(0.2)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements
The following consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules
The following schedules are included elsewhere in this Annual Report on Form 10-K.
Schedule I — Condensed Financial Information of the Registrant
Schedule II — Valuation and Qualifying Accounts
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
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2011, the Company changed its method of accounting for presentation of interest and penalties for uncertain tax positions from classifying such amounts as a component of interest expense and selling, general & administrative expense, respectively, to classifying such amounts as a component of the provision for income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Boston, Massachusetts
February 9, 2012

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Balance Sheets
(Thousands of U.S. dollars, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$92,127	$493,662
Accounts receivable, net of allowances of $11,329 and $10,665 as of December 31, 2011 and 2010, respectively	261,425	198,245
Inventories	197,542	140,949
Deferred income tax assets	9,989	6,566
Prepaid expenses and other current assets	32,083	25,006
Total current assets	593,166	864,428
Property, plant and equipment at cost	594,050	447,263
Accumulated depreciation	(254,116)	(215,570)
Property, plant and equipment, net	339,934	231,693
Goodwill	1,746,821	1,528,954
Other intangible assets, net	737,560	723,144
Deferred income tax assets	4,086	4,526
Deferred financing costs	26,477	25,742
Other assets	8,607	9,510
Total assets	$3,456,651	$3,387,997
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,741	$16,779
Accounts payable	155,346	132,828
Income taxes payable	6,012	6,855
Accrued expenses and other current liabilities	100,674	94,030
Deferred income tax liabilities	3,479	4,608
Total current liabilities	279,252	255,100
Deferred income tax liabilities	262,091	179,089
Pension and post-retirement benefit obligations	22,287	43,021
Capital lease and other financing obligations, less current portion	43,478	39,544
Long-term debt, net of discount, less current portion	1,778,491	1,833,370
Other long-term liabilities	26,101	30,092
Commitments and contingencies
Total liabilities	2,411,700	2,380,216
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 176,466,849 and 173,522,647 shares issued as of December 31, 2011 and 2010, respectively	2,264	2,224
Treasury shares, at cost, 11,973 shares as of December 31, 2011 and 2010	(136)	(136)
Additional paid-in capital	1,557,211	1,530,789
Accumulated deficit	(491,164)	(497,638)
Accumulated other comprehensive loss	(23,224)	(27,458)
Total shareholders’ equity	1,044,951	1,007,781
Total liabilities and shareholders’ equity	$3,456,651	$3,387,997
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Operations
(Thousands of U.S. dollars)

	For the year ended December 31,
	2011	2010	2009
Net revenue	$1,826,945	$1,540,079	$1,134,944
Operating costs and expenses:
Cost of revenue	1,166,842	948,070	742,080
Research and development	44,597	24,664	16,796
Selling, general and administrative	164,790	194,106	126,545
Amortization of intangible assets and capitalized software	141,575	144,514	153,081
Impairment of goodwill and intangible assets	—	—	19,867
Restructuring	15,012	(138)	18,086
Total operating costs and expenses	1,532,816	1,311,216	1,076,455
Profit from operations	294,129	228,863	58,489
Interest expense	(99,557)	(105,416)	(149,766)
Interest income	813	1,020	573
Currency translation (loss)/gain and other, net	(120,050)	45,388	107,695
Income from continuing operations before income taxes	75,335	169,855	16,991
Provision for income taxes	68,861	39,805	44,277
Income/(loss) from continuing operations	6,474	130,050	(27,286)
Loss from discontinued operations, net of tax of $0	—	—	(395)
Net income/(loss)	$6,474	$130,050	$(27,681)
Basic net income/(loss) per share:
Continuing operations	$0.04	$0.78	$(0.19)
Discontinued operations	—	—	(0.00)
Total basic net income/(loss) per share	$0.04	$0.78	$(0.19)
Diluted net income/(loss) per share:
Continuing operations	$0.04	$0.75	$(0.19)
Discontinued operations	—	—	(0.00)
Total diluted net income/(loss) per share	$0.04	$0.75	$(0.19)

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)

	For the year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income/(loss)	$6,474	$130,050	$(27,681)
Net loss from discontinued operations	—	—	(395)
Income/(loss)from continuing operations	6,474	130,050	(27,286)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	44,373	38,628	48,427
Amortization of deferred financing costs and original issue discounts	6,925	8,564	9,055
Currency translation loss/(gain) on debt	60,106	(72,816)	13,559
Loss/(gain) on repurchase of debt	44,014	23,474	(120,123)
Share-based compensation	8,012	25,421	2,233
Amortization of inventory step-up to fair value	1,725	—	—
Amortization of intangible assets and capitalized software	141,575	144,514	153,081
Loss on disposition or write-down of assets	2,495	119	3,665
Deferred income taxes	48,662	24,267	25,763
Other non-cash items	13,098	(5,755)	185
Impairment of goodwill and intangible assets	—	—	19,867
Increase/(decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(11,118)	(17,406)	(35,080)
Inventories	(19,907)	(15,574)	13,853
Prepaid expenses and other current assets	(825)	2,916	13,150
Accounts payable and accrued expenses	(16,398)	3,367	61,383
Income taxes payable	(2,286)	(1,529)	(912)
Other	(21,058)	11,806	7,160
Net cash provided by operating activities from continuing operations	305,867	300,046	187,980
Net cash used in operating activities from discontinued operations	—	—	(403)
Net cash provided by operating activities	305,867	300,046	187,577
Cash flows from investing activities:
Acquisition of High Temperature Sensing, net of cash received	(319,920)	—	—
Acquisition of Magnetic Speed and Position, net of cash received	(145,331)	—	—
Additions to property, plant and equipment and capitalized software	(89,807)	(52,912)	(14,959)
Proceeds from sale of assets	600	364	585
Payments on Euro call option	—	—	(1,075)
Net cash used in investing activities from continuing operations	(554,458)	(52,548)	(15,449)
Net cash provided by investing activities from discontinued operations	—	—	372
Net cash used in investing activities	(554,458)	(52,548)	(15,077)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	176	433,539	—
Proceeds from exercise of stock options and issuance of restricted securities	19,915	21,855	6
Payments on from revolving credit facility, net	—	—	(25,000)
Proceeds from issuance of debt	1,794,500	—	—
Payments on debt	(1,933,035)	(357,698)	(76,488)
Advance to shareholder	—	—	(266)
Payments of debt issuance cost	(34,500)	—	—
Net cash (used in)/provided by financing activities	(152,944)	97,696	(101,748)
Net change in cash and cash equivalents	(401,535)	345,194	70,752
Cash and cash equivalents, beginning of year	493,662	148,468	77,716
Cash and cash equivalents, end of year	$92,127	$493,662	$148,468
Supplemental cash flow items:
Cash paid for interest	$91,207	$107,109	$112,389
Cash paid for income taxes	$20,999	$22,184	$18,524

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(Thousands of U.S. dollars)

	Ordinary Shares		Treasury Shares		Due from SCA	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Comprehensive (Loss)/ Income
	Number	Nominal Value	Number	Nominal Value
Balance as of December 31, 2008	144,068,541	$1,819	(11,973)	$(136)	$(17)	$1,048,140	$(600,007)	$(44,467)	$405,332
Issuance of restricted securities	—	6	—	—	—	—	—	—	6
Share-based compensation	—	—	—	—	—	2,233	—	—	2,233
Advance to shareholder	—	—	—	—	(266)	—	—	—	(266)
Settlement of administrative service fee by offsetting amounts due from SCA	—	—	—	—	266	—	—	—	266
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,681)	—	(27,681)	$(27,681)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	—	—	(999)	(999)	(999)
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(3,638)	—	—	—	—	—	—	—	4,888	4,888	4,888
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(318)	—	—	—	—	—	—	—	502	502	502
Amortization of prior service cost included in net periodic pension cost, net of tax of $0	—	—	—	—	—	—	—	768	768	768
Settlement loss, net of tax of $(1,401)	—	—	—	—	—	—	—	2,109	2,109	2,109
Other comprehensive income										7,268
Comprehensive loss										$(20,413)
Balance as of December 31, 2009	144,068,541	$1,825	(11,973)	$(136)	$(17)	$1,050,373	$(627,688)	$(37,199)	$387,158
Issuance of Ordinary Shares	26,315,789	357	—	—	—	433,182	—	—	433,539
Stock options exercised	3,063,997	41	—	—	—	21,813	—	—	21,854
Vesting of restricted ordinary shares	74,320	1	—	—	—	—	—	—	1
Share-based compensation	—	—	—	—	—	25,421	—	—	25,421
Settlement of amount due from SCA	—	—	—	—	17	—	—	—	17
Comprehensive income:
Net income	—	—	—	—	—	—	130,050	—	130,050	$130,050
Other comprehensive income:
Unrealized gain on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	—	—	8,615	8,615	8,615
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(772)	—	—	—	—	—	—	—	997	997	997
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(167)	—	—	—	—	—	—	—	281	281	281
Amortization of prior service cost included in net periodic pension cost, net of tax of $(4)	—	—	—	—	—	—	—	4	4	4
Plan amendment	—	—	—	—	—	—	—	(165)	(165)	(165)
Settlement loss, net of tax of $(3)	—	—	—	—	—	—	—	9	9	9
Other comprehensive income										9,741
Comprehensive income										$139,791
Balance as of December 31, 2010	173,522,647	$2,224	(11,973)	$(136)	$—	$1,530,789	$(497,638)	$(27,458)	$1,007,781

	Ordinary Shares		Treasury Shares		Due from SCA	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Comprehensive (Loss)/ Income
	Number	Nominal Value	Number	Nominal Value
Issuance of ordinary shares for employee stock plans	9,948	—	—	—	—	176	—	—	176
Stock options exercised	2,803,881	38	—	—	—	19,877	—	—	19,915
Vesting of restricted ordinary shares	130,373	2	—	—	—	—	—	—	2
Share-based compensation	—	—	—	—	—	8,012	—	—	8,012
Capital transactions with related parties	—	—	—	—	—	(1,643)	—	—	(1,643)
Comprehensive income:
Net income	—	—	—	—	—	—	6,474	—	6,474	$6,474
Other comprehensive income:
Unrealized gain on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	—	—	63	63	63
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $3,249	—	—	—	—	—	—	—	(6,821)	(6,821)	(6,821)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(388)	—	—	—	—	—	—	—	696	696	696
Amortization of prior service cost included in net periodic pension cost, net of tax of $(5)	—	—	—	—	—	—	—	7	7	7
Plan amendment, net of tax of $(5,797)	—	—	—	—	—	—	—	9,744	9,744	9,744
Settlement loss, net of tax of $(4)	—	—	—	—	—	—	—	545	545	545
Other comprehensive income										4,234
Comprehensive income										$10,708
Balance as of December 31, 2011	176,466,849	$2,264	(11,973)	$(136)	$—	$1,557,211	$(491,164)	$(23,224)	$1,044,951

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Business Description and Basis of Presentation
Description of Business
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
We are incorporated under the laws of the Netherlands, and were purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. We conduct our operations through subsidiary companies which operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria and the U.S. We organize operations into the sensors and control businesses.
Our sensors business is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as heating, ventilation and air conditioning ("HVAC") systems. These products help improve performance, for example, by making an automobile's heating and air-conditioning systems work more efficiently and improve gas mileage. These products are also used in systems that promote safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures direct current ("DC") to alternating current ("AC") power inverters, which enable the operation of electronic equipment when grid power is not available.
In March 2010, we completed the initial public offering ("IPO") of our ordinary shares. Since the IPO, we have completed secondary public offerings of our ordinary shares. See Note 12, "Shareholders' Equity" for further discussion of these equity offerings.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows and changes in shareholders’ equity.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our revenue and have been within our estimates.
Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.
Share-Based Compensation
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires that a company measure at fair value any share-based compensation arrangements with employees and recognize as compensation expense that fair value over the requisite service period.
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
The fair value of the Tranche 2 and 3 options was estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of Tranche 1 options in addition to assumed time to liquidity and probability of an IPO versus a disposition. The assumed time to liquidity and probability of an IPO versus a disposition were based on management’s judgment with input from our Board of Directors. There were no Tranche 2 or 3 grants in 2011 or 2010.
We estimate the fair value of restricted securities using the closing price of our ordinary shares on the NYSE on the date of grant.
Certain of our restricted securities include performance conditions which require us to estimate the probable outcome of the performance condition. This assessment is based on management judgment using internally developed long range forecasts and is assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved.
Under the fair value recognition provisions of ASC 718, we recognize share-based compensation expense, net of estimated forfeitures, over the requisite service period. Compensation expense recognized for each award ultimately reflects the number of shares that actually vest. Our estimated forfeiture rate at December 31, 2011 was 11% for employees and 0% for directors.
Share-based compensation expense is recognized as a component of selling, general and administrative (“SG&A”) expense which is consistent with where the related employee costs are recorded. Refer to further discussion of share-based payments in Note 11.
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

We report cash flows arising from our derivative financial instruments consistent with the classification of cash flows from the underlying hedged items. Accordingly, cash flows associated with our interest rate derivatives and commodity forward contracts are classified in cash flows from operating activities in the consolidated statements of cash flows.
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
The fair value of foreign currency call options is based upon using the market standard methodology of discounting future expected cash flows based on a forward curve, option market volatility and probability of the option strike resetting in-the-money. The fair value of foreign currency forward swaps is based on a forward curve derived from independent data sources that are readily available to market participants. Currently, these contracts have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these contracts immediately as a gain or loss as a component of Currency translation (loss)/gain and other, net in the consolidated statement of operations.
We enter into forward contracts for certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these contracts have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these contracts as a gain or loss as a component of Currency translation (loss)/gain and other, net in the consolidated statement of operations. The fair value of these forward contracts is determined by reference to forward prices associated with these commodities.
We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral.
Refer to further discussion on derivative instruments in Note 16, "Derivative Instruments and Hedging Activities".
Derivative financial instruments: We maintain derivative financial instruments, such as interest rate swaps, collars and caps, commodity forward contracts, and foreign currency contracts with major financial institutions of investment grade credit rating and monitor the amount of credit exposure to any one issuer.
Trade accounts receivable: Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2011.
Advertising Costs
Advertising and other promotional costs are expensed as incurred, and were $450, $690 and $304 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, no advertising costs were reported as assets in our consolidated balance sheets.
Goodwill and Other Intangible Assets
Businesses acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, or “ASC 350”, goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review. We establish our reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.
Goodwill: Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, the operational performance and the financial forecasts of the business. In the first step of a goodwill impairment test, we estimate the fair value of reporting units using discounted cash flow models based on our most recent long-range plans giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value to the net book value of each reporting unit, including goodwill. The preparation of forecasts of revenue growth and profitability for use in the long-range plan, the selection of the discount rate and the terminal year multiple involve significant judgments. Changes to the forecasts, the discount rate selected or the terminal year multiple could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.
If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, which considers additional factors in assessing the fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
Intangible assets: Identified intangible assets, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Costs incurred to renew or extend the term of an intangible asset are capitalized and amortized over the remaining useful life of the intangible asset. No such costs were incurred or capitalized during the years ended December 31, 2011, 2010 and 2009.
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
During the first quarter of 2009, we performed a review of goodwill and intangible assets for potential impairment since indicators were present and concluded that goodwill and intangible assets associated with the Interconnection reporting unit were impaired and recorded a charge of $19,867, of which $5,293 related to goodwill and $14,574 related to intangible assets. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill (refer to Note 5, "Goodwill and Other Intangible Assets").
Deferred Financing Costs and Original Issue Discounts
Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 5 to 8 years). Amortization of these costs is included as a component of Interest expense in the consolidated statements of operations and amounted to $6,925, $8,564 and $9,055 for the years ended December 31, 2011, 2010 and 2009, respectively.
In 2011, we completed a series of refinancing transactions designed to refinance our indebtedness. We capitalized deferred financing costs of $20,871 and recognized debt discount of $5,500 related to these transactions. We applied the provisions of ASC Sub Topic 470-50, Modifications and Extinguishments, in accounting for these transactions.

We incurred charges for the write-off of deferred financing costs of $13.7 million, $6.8 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These charges are included in Currency translation (loss)/gain and other, net in the consolidated statements of operations and relate to financing transactions which are described in Note 8, Debt. Deferred financing costs recognized in the consolidated balance sheets were $26,477 and $25,742 as of December 31, 2011 and 2010, respectively.
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
In accordance with ASC Topic 740, Income Taxes, penalties and interest related to unrecognized tax benefits may be classified as either income taxes or another expense line item in the Statements of Operations. Historically, we have classified interest related to uncertain tax positions as a component of interest expense and penalty expense as a component of selling, general and administrative expenses. As of the end of 2011, we changed our method of accounting to classify both amounts as components of the provision for income taxes. We believe this change is preferable because: it will improve our comparability with our industry peers; it is more consistent with the way in which we manage the settlement of uncertain tax provisions as one overall amount inclusive of interest and penalties; and it will provide more meaningful information to investors by including only interest expense from long-term debt financing activities within interest expense. This change in accounting principle was completed in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented. The change to historical periods presented herein was limited to classifications within the Statements of Operations and had no effect on net income/(loss) in any period.

Year Ended December 31, 2010
	As Previously Reported	Effect of Change	As Adjusted

Selling, general and administrative	$194,623	$(517)	$194,106
Profit from operations	$228,346	$517	$228,863
Interest expense	$(106,400)	$984	$(105,416)
Provision for income taxes	$38,304	$1,501	$39,805

Year Ended December 31, 2009
	As Previously Reported	Effect of Change	As Adjusted

Selling, general and administrative	$126,952	$(407)	$126,545
Profit from operations	$58,082	$407	$58,489
Interest expense	$(150,589)	$823	$(149,766)
Provision for income taxes	$43,047	$1,230	$44,277
Had we not made this change in accounting principle, Selling, general and administrative expense and Interest expense for the year ended December 31, 2011 would have increased by $1,359 and $1,249, respectively and the Provision for income taxes would have decreased by $2,608.
Pension and Other Post-Retirement Benefit Plans
We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between the assumptions and the actual experience results in the recognition of an asset or a liability. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.
The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality fixed-income investments, we considered rates of return on these investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality fixed-income investments do not exist, we estimated the discount rate using government bond yields or long-term inflation rates.
To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.
The rate of increase of healthcare costs directly impacts the estimate of our future obligations in connection with our post-employment medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plan.
Allowance for Losses on Receivables
The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate the allowance on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables determined by reference to past default experience. Customers are generally not required to provide collateral for purchases. The allowance for losses on receivables also includes an allowance for sales returns. Sales returns have not historically been significant to our net revenue and have been within our estimates.
Management judgments are used to determine when to charge off uncollectible trade accounts receivable. We base these judgments on the age of the receivable, credit quality of the customer, current economic conditions and other factors that may affect a customer’s ability to pay.
During the years ended December 31, 2011, 2010 and 2009, (reductions)/provisions to the allowance for losses on receivables recognized within selling, general and administrative expense, totaled $(122), $(2,296) and $3,764, respectively.
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

Building and improvements	2 – 40 years
Machinery and equipment	2 – 10 years
Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated economic useful lives of the improvements. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense associated with capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is included within depreciation expense.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements that increase asset values and extend useful lives are capitalized.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Net unrealized loss on derivatives	$(3,127)	$(3,190)
Defined benefit pension and retiree healthcare plans	(20,097)	(24,268)
	$(23,224)	$(27,458)

Amounts recorded in accumulated other comprehensive loss are net of tax expense of $8,243 and $5,298 as of December 31, 2011 and 2010, respectively.
Foreign Currency
For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation (loss)/gain and other, net in the consolidated statements of operations. We have recorded currency (losses)/gains of $(77,514), $65,554 and $(13,212) for the years ended December 31, 2011, 2010 and 2009, respectively.
Currency translation (loss)/gain and other, net
Currency translation (loss)/gain and other, net for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	For the year ended December 31,
	2011	2010	2009
Currency translation (loss)/gain on debt	$(60,106)	$72,816	$(13,559)
Currency translation (loss)/gain on net monetary assets	(17,408)	(7,262)	347
(Loss)/gain on repurchase of debt	(44,014)	(23,474)	120,123
(Loss)/gain on commodity forward contracts	(1,082)	9,140	2,590
Gain on foreign currency forward contracts	2,695	—	—
Loss on Euro call option	—	(993)	(82)
Loss on assets held for sale	—	—	(1,636)
Loss on tax indemnification assets and other non-cash tax items	—	(5,221)	—
Other	(135)	382	(88)
	$(120,050)	$45,388	$107,695

Recently issued accounting standards to be adopted in 2012:
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We do not expect its adoption to have a material effect on our financial position or results of operations.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We expect its adoption will have no effect on our financial position or results of operations, but it will impact the way we present comprehensive income.
In December 2011, the FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the changes of ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2011. We do not expect its adoption to have a material effect on our financial position or results of operations.
In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.
Accounting standards adopted during the year ended December 31, 2011:
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements ("ASU 2009-13"), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor's multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.
In September 2011, the FASB issued Accounting Standard Update No. 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan ("ASU 2011-09"), which requires companies who participate in multiemployer pension plans and multiemployer other postretirement benefit plans to disclose specific and detailed information in their footnotes about these plans. This pronouncement is effective for public companies for the annual periods for fiscal years ending after December 15, 2011. Early adoption is permitted. We adopted the provisions as of December 31, 2011. The adoption of ASU 2011-09 impacted disclosure only and did not have any effect on our financial position or results of operations.

3. Property, Plant and Equipment
PP&E as of December 31, 2011 and 2010 consisted of the following:

	Depreciable Lives	December 31, 2011	December 31, 2010
Land	—	$19,277	$18,877
Buildings and improvements	2 – 40 years	149,783	131,810
Machinery and equipment	2 – 10 years	424,990	296,576
		594,050	447,263
Less accumulated depreciation		(254,116)	(215,570)
Total		$339,934	$231,693
Depreciation expense for PP&E, including amortization of capitalized leases, totaled $44,373, $38,628 and $48,427 for the years ended December 31, 2011, 2010 and 2009, respectively.
PP&E is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment. We cease recording depreciation on assets that are classified as held for sale. Assets classified as held for sale in the current year are shown in comparison to their carrying values as of the prior year. The net carrying values of the assets which have been classified as Assets held for sale as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Cambridge, Maryland facility	$470	$3,120
Standish, Maine facility	238	238
Matamoros, Mexico facility	—	321
	$708	$3,679
During 2011, we decided to sell our existing facility in Cambridge, Maryland in connection with the planned restructuring activities discussed in Note 17, "Restructuring Costs". At this time, we determined that the facility in Cambridge, Maryland met the held for sale criteria as specified in ASC Topic 360, Property, Plant, and Equipment, and accordingly, we classified and measured the facility at its fair value less cost to sell, which was determined to be approximately $0.5 million as of December 31, 2011. This resulted in the recognition of a write-down of approximately $2.5 million during the year ended December 31, 2011. This charge was recorded within the Restructuring line of our consolidated statements of operations. We expect to execute the sale of the facility during 2012. The Cambridge facility is part of our controls business reporting segment.
During the year ended December 31, 2011, we completed the sale of our former manufacturing facility in Matamoros, Mexico. These assets were attributed to our controls business reporting segment.
During the year ended December 31, 2009, we recognized an impairment charge related to our former Grand Blanc facility of $459, in response to the decline in real estate values in Grand Blanc, Michigan. During 2009, we completed the sale of the Grand Blanc facility. The Grand Blanc facility was part of the sensors business reporting segment.
Additionally, during the year ended December 31, 2009, we recognized an impairment charge of $1,202 related to our Standish facility. As of December 31, 2011, we continued to hold for sale our Standish, Maine facility. The Standish facility is part of our sensors business reporting segment.
PP&E as of December 31, 2011 and 2010 included the following assets under capital leases:

	December 31, 2011	December 31, 2010
PP&E recognized under capital leases	$38,449	$31,753
Accumulated amortization	(9,021)	(7,399)
Net PP&E recognized under capital leases	$29,428	$24,354

4. Inventories
Inventories as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Finished goods	$68,884	$45,397
Work-in-process	45,420	25,353
Raw materials	83,238	70,199
Total	$197,542	$140,949

As of December 31, 2011 and 2010, inventories totaling $4,682 and $3,185, respectively, had been consigned to others.

5. Goodwill and Other Intangible Assets
The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2008	$1,166,567	$—	$1,166,567	$383,379	$(13,173)	$370,206	$1,549,946	$(13,173)	$1,536,773
First Technology Automotive acquisition—purchase accounting adjustments	(209)	—	(209)	—	—	—	(209)	—	(209)
Airpax acquisition—purchase accounting adjustments	—	—	—	(701)	—	(701)	(701)	—	(701)
Impairment	—	—	—	—	(5,293)	(5,293)	—	(5,293)	(5,293)
Balance as of December 31, 2009	1,166,358	—	1,166,358	382,678	(18,466)	364,212	1,549,036	(18,466)	1,530,570
First Technology Automotive acquisition—purchase accounting adjustments	(1,553)	—	(1,553)	(63)	—	(63)	(1,616)	—	(1,616)
Balance as of December 31, 2010	1,164,805	—	1,164,805	382,615	(18,466)	364,149	1,547,420	(18,466)	1,528,954
Airpax Acquisition—purchase accounting adjustments	—	—	—	(76)	—	(76)	(76)	—	(76)
MSP Acquisition	48,025	—	48,025	—	—	—	48,025	—	48,025
HTS Acquisition	169,918	—	169,918	—	—	—	169,918	—	169,918
Balance as of December 31, 2011	$1,382,748	$—	$1,382,748	$382,539	$(18,466)	$364,073	$1,765,287	$(18,466)	$1,746,821

Goodwill attributed to the acquisitions above reflect our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above reflect changes in estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and PP&E.
As discussed in Note 2, "Significant Accounting Principles", during the first quarter of 2009, we determined that goodwill and intangible assets associated with the Interconnection reporting unit were impaired and recorded charges totaling $19,867

(goodwill of $5,293 and intangible assets of $14,574), respectively, in the consolidated statements of operations. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit include our forecast of revenue and earnings, the long-term expected growth rate for the reporting unit, the discount rate, and our forecast of capital expenditures and required working capital investment. Our revenue and earnings forecasts for this business depend on many factors, including the ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets.
As of October 1, 2011, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying value on that date. Should certain assumptions used in the development of the fair value of our reporting units or indefinite-lived intangible assets change, we may be required to recognize additional goodwill or intangible asset impairments.
As discussed in Note 17, "Restructuring Costs", in 2009 we revised our accrual related to facility exit and other costs established through purchase accounting for First Technology Automotive and Airpax. As a result, we reduced goodwill by a corresponding amount of $209 related to First Technology Automotive and $701 related to Airpax.
The change in goodwill during 2010 related primarily to a reduction in our restructuring liabilities associated with our obligations on the Farnborough, United Kingdom lease acquired in the First Technology Automotive Acquisition. The reduction was due to the execution of a sublease with more favorable terms than originally anticipated.
The change in goodwill during 2011 related primarily to our acquisitions during the year. See Note 6, "Acquisitions" for details of these acquisitions.
Definite-lived intangible assets have been amortized on an accelerated or economic benefit basis over their estimated lives. The following table outlines the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization as of December 31, 2011 and 2010:

	Weighted- Average Life (Years)	December 31, 2011				December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	15	$358,326	$(138,994)	$(2,430)	$216,902	$268,170	$(109,115)	$(2,430)	$156,625
Customer relationships	11	1,086,496	(639,242)	(12,144)	435,110	1,026,840	(535,795)	(12,144)	478,901
Non-compete agreements	7	23,400	(14,796)	—	8,604	23,400	(8,825)	—	14,575
Tradenames	8	5,184	(937)	—	4,247	720	(440)	—	280
Capitalized software	4	10,689	(6,462)	—	4,227	8,973	(4,680)	—	4,293
Total	12	$1,484,095	$(800,431)	$(14,574)	$669,090	$1,328,103	$(658,855)	$(14,574)	$654,674

The following table outlines amortization expense on acquisition-related definite-lived intangible assets and capitalized software for the year ended December 31, 2011, 2010 and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Acquisition-related definite-lived intangible assets	$139,794	$143,082	$151,427
Capitalized software	1,781	1,432	1,654
Total amortization expense	$141,575	$144,514	$153,081

The table below presents estimated amortization expense for acquisition-related definite-lived intangible assets and capitalized software for the following future periods:

2012	$144,101
2013	$131,522
2014	$120,247
2015	$103,960
2016	$71,886
In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and we have no plans to discontinue using them. We have recorded $59,100 and $9,370, respectively, related to these tradenames.

6. Acquisitions

High-Temperature Sensing
On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies ("Sensor-NITE") for estimated total consideration of $319.9 million (including $319.9 million paid in cash to date, net of cash acquired) subject to working capital and other adjustments. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition will be referred to as High Temperature Sensing ("HTS"). We have incurred $2.5 million in transaction costs which have been recognized within SG&A during fiscal year 2011. As of December 31, 2011, we had a receivable from the sellers recognized of approximately $4.1 million of purchase consideration related to estimated working capital and other adjustments.
HTS has operations in Belgium, Bulgaria, U.S. and China. This acquisition was structured as a stock purchase of the Sensor-NITE Group Companies. The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$20,330
Inventories	27,197
Prepaid expenses and other current assets	5,829
Property, plant and equipment	32,974
Other intangible assets	112,275
Goodwill	169,918
Other noncurrent assets	48
Accounts payable and accrued expenses	(22,424)
Other long term liabilities	(30,316)
Fair value of net assets acquired, excluding cash and cash equivalents	315,831
Cash and cash equivalents	4,080
Fair value of net assets acquired	$319,911
The allocation of purchase price is preliminary and is based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuations of property, plant and equipment and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $169.9 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives. The following table presents the acquired intangible assets, their estimated fair values and weighted average lives.

	Acquisition Date Fair Value	Weighted Average Lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$64,656	14
Customer relationships	43,056	5
Tradenames	4,464	8
Computer software	99	3
	$112,275	10

See Note 5, "Goodwill and Other Intangible Assets" for further discussion of goodwill and other intangibles assets.
Magnetic Speed and Position
On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for total consideration of $152.5 million (including $145.3 million paid in cash, net of cash acquired). We incurred $2.5 million in transaction costs which were primarily recognized within SG&A in fiscal year 2010. We refer to this acquisition as Magnetic Speed and Position ("MSP"), which is being integrated into our sensors segment. We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China.

MSP develops, manufactures, and sells certain sensor products, and has operations in the U.S., South Korea, Czech Republic and China. This acquisition was structured as a purchase of assets in the U.S., South Korea and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China. As of December 31, 2011, our Czech Republic location has been closed. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$31,732
Inventories	11,214
Prepaid expenses and other current assets	5,348
Property, plant and equipment	27,235
Other intangible assets	42,100
Goodwill	48,025
Other assets	529
Accounts payable and accrued expenses	(19,801)
Other long term liabilities	(1,051)
Fair value of net assets acquired, excluding cash and cash equivalents	145,331
Cash and cash equivalents	7,218
Fair value of net assets acquired	$152,549
The allocation of purchase price was based on management's judgments after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The goodwill of $48.0 million represents future economic benefits expected to arise from our presence in emerging markets, the assembled workforce acquired, and the extension of existing platforms. Approximately $39.4 million of goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives, including estimates of completed technologies and customer relationships. The following table presents the acquired intangible assets with definite lives.

	Acquisition Date Fair Value	Weighted Average Lives (years)
Intangible Assets with Determinable Lives:
Completed Technologies	$25,500	6
Customer Relationships	16,600	7
	$42,100	6
See Note 5, "Goodwill and Other Intangible Assets" for further discussion of goodwill and other intangibles assets.
Pro Forma Results

Net revenue for HTS and MSP included in our consolidated statements of operations for the year ended December 31, 2011 was $201.5 million. The net income for HTS and MSP included in our consolidated statements of operations for the year ended December 31, 2011 was $8.7 million. The following unaudited table presents the pro forma net revenue and earnings for the following periods of the combined entity had we acquired HTS and MSP on January 1, 2010.

	Unaudited
	December 31, 2011	December 31, 2010
Pro forma net revenue	$1,936,974	$1,813,197
Pro forma net income	$18,003	$156,805
Pro forma net income for the year ended December 31, 2010 includes nonrecurring adjustments for HTS and MSP of $5.0 million for transaction costs and $1.7 million related to the amortization of the step-up adjustment to record inventory at fair value.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Accrued compensation and benefits	$31,370	$37,388
Other accrued expenses and current liabilities	20,077	15,745
Accrued interest	11,727	13,533
Accrued restructuring expenses	10,229	1,267
Accrued freight, utility and insurance	8,348	7,644
Accrued taxes	6,559	6,956
VAT tax payable	5,831	2,465
Accrued professional fees	5,322	8,130
Current portion of pension and post-retirement benefit obligations	1,211	902
Total	$100,674	$94,030

8. Debt
Our debt as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	$—	$907,250
Senior secured term loan facility (denominated in Euros)	—	504,741
Term Loan Facility (denominated in U.S. dollars)	1,094,500	—
Senior Notes (denominated in U.S. dollars)	700,000	—
8% Notes (denominated in U.S dollars)	—	201,181
9% Notes (denominated in Euros)	—	234,978
Less: Term Loan Facility discount	(5,009)	—
Less: current portion	(11,000)	(14,780)
Long-term debt, net of discount, less current portion	$1,778,491	$1,833,370
Capital lease and other financing obligations	$46,219	$41,543
Less: current portion	(2,741)	(1,999)
Capital lease and other financing obligations, less current portion	$43,478	$39,544
There were no borrowings outstanding on the credit facility as of December 31, 2011.
New Issuances
In May 2011, we completed a series of financing transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "Senior Notes") and the execution of a credit agreement providing for new senior secured credit facilities (the "New Senior Secured Credit Facilities") consisting of a $1,100.0 million term loan (the "Term Loan Facility") and a $250.0 million revolving credit facility (the "Revolving Credit Facility") of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
New Senior Secured Credit Facilities
The New Senior Secured Credit Facilities were issued under a credit agreement dated as of May 12, 2011, among STBV, Sensata Technologies Finance Company, LLC ("ST Finance"), Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent. The Term Loan Facility was issued at 99.5% of par. The Term Loan Facility bears interest at variable rates which includes a LIBOR index rate (subject to a floor of 100 basis points) plus 300 basis points. The Revolving Credit Facility bears interest at variable rates which includes a LIBOR index rate plus 2.500%, 2.375% or 2.250% depending on the achievement of certain senior secured net leverage ratios.
Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the term loans, once repaid, may be reborrowed. The principal amount of the term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the balance payable at maturity.
All obligations under the New Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S. and certain subsidiaries located in certain non-U.S. jurisdictions including The Netherlands, Mexico, Japan, South Korea and Malaysia (collectively, the "Guarantors"). The collateral for such borrowings under the New Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, ST Finance and the Guarantors. Under the Revolving Credit Facility, STBV and its restricted subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings.
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
Pursuant to the credit agreement, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on $250.0 million, regardless of any portion used. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 25 to 50 basis points.
Under the Revolving Credit Facility, there was $244.1 million of availability (net of $5.9 million in letters of credit) as of December 31, 2011. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2012.

Senior Notes
The Senior Notes were issued under an indenture dated May 12, 2011 (the "Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The Senior Notes were offered at an original issue price of 100.0%. The Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year, commencing November 15, 2011. Our obligations under the Senior Notes are guaranteed by all of STBV's existing and future wholly-owned subsidiaries that guarantee our obligations under the New Senior Secured Credit Facilities. The Senior Notes and the guarantees are unsecured senior obligations of STBV and the Guarantors.
Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations. At any time prior to May 15, 2014, we may, at our option, on one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.5% of the aggregate principal amount of the Notes, plus accrued and unpaid interest thereon, with the net proceeds of one or more equity offerings by STBV or any of its direct or indirect parent companies or the net proceeds of certain asset sales; provided that at least 50% of the aggregate principal amount of the Senior Notes remain outstanding after such redemption and the redemption occurs within 90 days of such equity offering or asset sale.
On or after May 15, 2015, we may redeem some or all of the Senior Notes at the redemption prices listed below, plus accrued interest:

Beginning May 15	Percentage
2015	103.25%
2016	101.63%
2017 and thereafter	100.00%

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
Restrictions
As of December 31, 2011, for purposes of the Senior Notes and New Senior Secured Credit Facilities, all of the subsidiaries of STBV were "Restricted Subsidiaries." Under certain circumstances, STBV will be permitted to designate subsidiaries as "Unrestricted Subsidiaries." As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

The Senior Notes Indenture contains restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV's subsidiaries' ability to make payments to STBV; pay dividends and make other distributions in respect of STBV's and its Restricted Subsidiaries' capital stock; redeem or repurchase STBV's capital stock, our capital stock or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indenture. Certain of these covenants will be suspended if the corporate credit rating for STBV is assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the corporate credit rating for STBV is no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time.
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
The Senior Notes Indenture generally provides that STBV can pay dividends and make other distributions to its parent companies upon the achievement of certain conditions and in an amount as determined in accordance with the Senior Notes Indenture. The restrictions on dividends and other distributions contained in the Senior Notes Indenture are subject to certain exceptions, including the payment of dividends to permit any of STBV's parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies.

The net assets of STBV subject to these restrictions totaled $1,032.6 million at December 31, 2011.

Extinguishments and Modifications of Debt
On April 28, 2011, we announced the commencement of cash tender offers related to the 8% Senior Notes due 2014 ("8% Notes") and the 9% Senior Subordinated Notes due 2016 ("9% Notes"). The cash tender offers settled during the three months ended June 30, 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums and $0.2 million of accrued interest to settle the tender offers and retire the debt on May 25, 2011.
Following the conclusion of the cash tender offers, we redeemed the remaining 8% Notes and 9% Notes. The redemption settled during the three months ended June 30, 2011. We paid $385.2 million in principal ($188.2 million for the 8% Notes and €139.0 million for the 9% Notes), $15.4 million in premiums and $1.1 million of accrued interest to settle the redemption and retire the debt on June 13, 2011. The redemption transactions were funded from the issuance of new debt as part of our refinancing transactions.

In connection with our refinancing transactions, during the year ended December 31, 2011, we recorded a loss in Currency translation (loss)/gain and other, net of $44.0 million including the write-off of debt issuance costs of $13.7 million.
We applied the provisions of ASC Sub Topic 470-50, Modifications and Extinguishments, in accounting for the transactions described above.
On February 26, 2010, we announced the commencement of cash tender offers related to our 8% Notes , our 9% Notes and our 11.25% Senior Subordinated Notes due 2014 ("11.25% Notes" and, together with the 9% Notes, the "Senior Subordinated Notes"). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the 8% Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding 8% Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the 8% Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.
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
In connection with these transactions, during the year ended December 31, 2010, we recorded a loss in Currency translation (loss)/gain and other, net of $23.5 million, including the write-off of debt issuance costs of $6.8 million.
On March 3, 2009, we announced the commencement of two separate cash tender offers related to the 8% Notes and the Senior Subordinated Notes. These cash tender offers settled during the second quarter of 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding 8% Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer related to the Senior Subordinated Notes was oversubscribed and we accepted for purchase a pro rata portion of the Senior Subordinated Notes tendered. The Aggregate principal amount accepted for repurchase totaled approximately €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00) representing approximately 12.0% of the outstanding Senior Subordinated Notes. We paid $50.7 million ($40.7 million of the 8% Notes and €7.6 million for the Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.
In addition, during the second quarter of 2009, we agreed to purchase certain 9% Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retire the debt on May 25, 2009.
In conjunction with these transactions, during the second quarter of 2009, we wrote off debt issuance costs of $5.3 million and recorded a gain in Currency translation (loss)/gain and other, net of $120.1 million.
Capital Lease
We operate in leased facilities with terms ranging up to 14 years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent and operating lease expense was $6,350, $4,258, and $4,719 for the years ended December 31, 2011, 2010 and 2009, respectively.
During the second quarter of 2011, we recorded a capital lease obligation for a new facility that is being constructed in Baoying, China. The obligation recorded as of December 31, 2011 was $6,944.
In February 2009, we entered into a lease amendment for the factory building and facilities located in Changzhou, China. The amendment resulted in a new lease which was classified as a capital lease as of the modification date. The capital lease will mature in October 2016, at which time the title will transfer to us. As of December 31, 2011 and 2010, the capital lease obligation outstanding was $771 and $892, respectively.
In February 2008, our Malaysian operating subsidiary signed a series of agreement to sell and leaseback the land, building and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at RM41.0 million (or $12.6 million based on the closing date exchange rate), closed during the second quarter of 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2011 and 2010, the outstanding liability was $10,482 and $11,521, respectively. In connection with this arrangement, we recorded deferred financing costs of $488.
In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The lease will mature in 2026. The capital lease obligation outstanding was $27,777 and $28,562 as of December 31, 2011 and 2010, respectively.

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
Remaining mandatory principal repayments of long-term debt, excluding capital lease, other financing obligations and discretionary repurchases of debt, in each of the years ended December 31, 2012 through 2016 and thereafter are as follows:

For the year ended December 31,	Aggregate Maturities
2012	$11,000
2013	11,000
2014	11,000
2015	11,000
2016	11,000
Thereafter	1,739,500
Total long-term debt principal payments	$1,794,500
Compliance with Financial and Non-Financial Covenants
During fiscal year 2011 and as of December 31, 2011, we were in compliance with all of the covenants and default provisions associated with our indebtedness.
9. Income Taxes
Effective April 27, 2006 (inception) and concurrent with the 2006 Acquisition, we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our U.S. subsidiaries executed a separation and distribution agreement that divided our U.S. sensors and controls businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the United States. Our remaining subsidiaries will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Brazil, South Korea, Malaysia and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.

Since our inception, we have incurred tax losses in several jurisdictions, including the U.S., Japan and the Netherlands, resulting in allowable tax net operating loss carry-forwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC Topic 740, Income Taxes (“ASC 740”) to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we established a full valuation allowance on the net operating losses in jurisdictions in which it is more likely than not that such losses will not be utilized in the foreseeable future. During the fourth quarter of 2010, we determined, based on available facts, that it is more likely than not that our Japan net operating losses would be utilized in the foreseeable future. Therefore, we released the valuation allowance related to our Japan deferred tax assets. A net benefit of approximately $18.5 million is reflected in our 2010 deferred tax provision. Changes in our valuation allowance are reflected in the rate reconciliation as “losses not tax benefited.”
Income/(loss) from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2011	$(66,901)	$142,236	$75,335
2010	$(116,667)	$286,522	$169,855
2009	$(141,437)	$158,428	$16,991

Provision for income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2011:
Current	$—	$19,999	$200	$20,199
Deferred	12,093	33,651	2,918	48,662
Total	$12,093	$53,650	$3,118	$68,861
2010:
Current	$—	$18,291	$150	$18,441
Deferred	13,553	4,944	2,867	21,364
Total	$13,553	$23,235	$3,017	$39,805
2009:
Current	$—	$18,389	$300	$18,689
Deferred	13,679	12,447	(538)	25,588
Total	$13,679	$30,836	$(238)	$44,277

Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the year ended December 31,
	2011	2010	2009
Tax computed at statutory rate of 35%	$26,367	$58,924	$5,517
Foreign rate tax differential	(16,185)	(42,259)	(24,187)
Unrealized foreign exchange gains and losses	(3,258)	7,103	(16,337)
Change in tax law or rates	(11,538)	(936)	6,096
Withholding taxes not creditable	6,487	4,588	4,162
Non taxable gain on repurchases of debt	—	—	(16,857)
Losses not tax benefited	59,457	8,299	80,601
State taxes, net of federal benefit	2,027	1,905	(154)
Nondeductible interest, penalties and tax indemnifications	4,208	1,501	1,230
Other	1,296	680	4,206
	$68,861	$39,805	$44,277

The primary components of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Inventories and related reserves	$2,326	$1,984
Accrued expenses	22,500	28,576
Property, plant and equipment	3,952	5,723
Intangible assets	84,192	66,454
NOL and interest expense carryforwards	309,312	282,291
Pension liability	1,700	7,913
Share based compensation	9,222	—
Unrealized exchange loss	1,387	—
Other	2,259	15,992
Total deferred tax assets	436,850	408,933
Valuation allowance	(374,455)	(314,003)
Net deferred tax asset	62,395	94,930
Deferred tax liabilities:
Property, plant and equipment	(16,662)	(13,145)
Intangible assets and goodwill	(274,610)	(235,314)
Other	(1,093)	(4,038)
Tax on undistributed earnings of subsidiaries	(21,525)	(15,038)
Total deferred tax liabilities	(313,890)	(267,535)
Net deferred tax liability	$(251,495)	$(172,605)
Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2011 will be allocated to income tax benefit recognized in the consolidated statement of operations.
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

A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of $60,452, and for the year ended December 31, 2010 was a decrease of $177.
Our subsidiary in Malaysia negotiated a five-year tax exemption, retroactive to April 2006. The tax exemption was conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The exemption ended April 2011. Our subsidiary in Changzhou, China, is eligible for a five-year tax holiday that began in 2008. The impact of the holidays on our effective rate is included in the foreign tax rate differential in the reconciliation of the statutory rate to effective rate.
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
As of December 31, 2011, we have U.S. federal and state net operating loss carryforwards of $322,765, of which $100,764 relates to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2030 and state net operating loss carryforwards will expire from 2012 to 2031. We also have non-US net operating loss carryforwards of $287,626, which will expire from 2012 to 2020.
A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2008	$8,035
Increases related to prior year tax positions	2,308
Increases related to current year tax positions	1,413
Decreases related to lapse of applicable statute of limitations	(230)
Balance as of December 31, 2009	11,526
Increases related to prior year tax positions	4,269
Increases related to current year tax positions	5,519
Decreases related to lapse of applicable statute of limitations	(4,359)
Balance as of December 31, 2010	16,955
Increases related to current year tax positions	1,233
Decreases related to lapse of applicable statute of limitations	(2,392)
Balance as of December 31, 2011	$15,796
We have accrued potential interest and penalties relating to unrecognized tax benefits. Effective December 31, 2011, we classify interest on tax deficiencies and income tax penalties within the Provision for income taxes. See Note 2, Significant Accounting Policies, for further discussion of this change in accounting policy. For the year ended December 31, 2011, we recognized interest and penalties of approximately $1,249 and $1,359, respectively, in the consolidated statement of operations and as of December 31, 2011, we recognized interest and penalties of approximately $4,631 and $4,083, respectively, in the consolidated balance sheet. For the year ended December 31, 2010, we recognized interest and penalties of approximately $984 and $517, respectively, in the consolidated statement of operations and as of December 31, 2010, we recognized interest and penalties of approximately $3,382 and $2,724, respectively, in the consolidated balance sheet. For the year ended December 31, 2009, we recognized interest and penalties of approximately $823 and $407, respectively, in the consolidated statement of operations and as of December 31, 2009, we recognized interest and penalties of approximately $2,398 and $2,208, respectively, in the consolidated balance sheet.

At December 31, 2011, we anticipate that the liability for uncertain tax positions could decrease by up to $1,500 within the next twelve months due to the expiration of certain statutes of limitation, the settlement of examinations or issues with tax authorities. Additionally, the liability for uncertain tax positions could increase by up to $1,500 within the next twelve months due to other adjustments related to future or existing uncertain tax positions. The liability for unrecognized tax benefit generally relates to the allocations of taxable income to the various jurisdictions where we are subject to tax. The amount of unrecognized tax benefit at December 31, 2011 and 2010 that will impact our effective tax rate is $12,456 and $13,615, respectively.
Our major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, South Korea, and Malaysia. Tax returns previously filed in these jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2006 through 2010.
We have various indemnification provisions in place with TI, Honeywell and William Blair. These provisions provide for the reimbursement by TI, Honeywell and William Blair of future tax liabilities paid by us which relate to the pre-acquisition periods of the acquired businesses including the S&C business, First Technology Automotive and Airpax, respectively.

10. Pension and Other Post-Retirement Benefits
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
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. During the year ended December 31, 2011, we contributed $18,600 to the qualified defined benefit pension plan. Additionally, we expect to contribute approximately $5,100 to the qualified defined benefit pension plan during 2012.
We also sponsor a non-qualified defined benefit pension plan, which is closed to new participants and is unfunded.
In December 2011, a decision was made to freeze the defined benefit pension plans and eliminate future benefit accruals after January 31, 2012.
Defined Contribution Plans
We offer two defined contribution plans. Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices.
Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, may participate in the enhanced defined contribution plan, where employer-matching contributions are provided for up to 4% of the employee’s annual eligible earnings. In addition, this plan provided for an additional fixed employer contribution of 2% of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003. In December 2011, a decision was made to discontinue the additional fixed employer contribution of 2%. This change is effective for fiscal year 2012.
Employees who remained in the qualified defined benefit plan were permitted to participate in a defined contribution plan, where 50% employer-matching contributions were provided for up to 2% of the employee’s annual eligible earnings. In December 2011, a decision was made to increase the employer-matching contribution to 100% for up to 4% of the employee's annual eligible earnings. This change is effective for fiscal year 2012.

Since 2009, our matching of employees’ contributions under the above defined contribution plans has been discretionary and based on our assessment of our financial performance.
The aggregate expense related to the defined contribution plans for U.S. employees was $2,762, $2,442 and $2,302 for the years ended December 31, 2011, 2010 and 2009, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D. For the year ended December 31, 2011, we did not, and do not expect to, receive any amount of Federal subsidy. For the years ended December 31, 2011, 2010 and 2009, we contributed $317, $298 and $236, respectively, toward the cost of retiree medical benefits. Obligations to the U.S. Retiree Healthcare Benefit Plan for employees that retired prior to the 2006 Acquisition have been assumed by TI.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For the years ended December 31, 2011, 2010 and 2009, we contributed $3,702, $2,636 and $7,292, respectively, to non-U.S. defined benefit plans. We expect to contribute approximately $2,345 to non-U.S. defined benefit plans during 2012.
Multi-Employer Pension Plan
One of our subsidiaries voluntarily participates in a multi-employer pension plan. The risks of participating in a multi-employer plan is different from a single-employer plan in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, any unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to a withdrawal liability.
We participate in the Stichting Pensioenfonds Van De Metalektro plan ("the Plan") in the Netherlands. Our participation in the Plan is outlined in the table below. The Plan is a foreign plan and thus there is not a "EIN/Pension Plan Number" or a U.S. Pension Protection Plan Act zone status applicable for the plan. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the agreement to which we are subject. Finally, the number of our employees covered by the Plan decreased by approximately 10% in 2010 due to employees leaving the Plan. The employees left the Plan and became participants in one of our defined benefit plans. This reduction affects the period-to-period comparability of the contributions for 2010 and 2009. There have been no significant changes that affect the comparability of 2011 contributions.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (c)		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Agreement
		2011	2010		2011	2010	2009
STICHTING PENSIOENFONDS VAN DE METALEKTRO	N/A (a)	N/A (b)	N/A (b)	Implemented	€1,888	€1,800	€2,100	No	12/31/2016
(a) The Plan's financial statements as of December 31, 2011 and 2010, indicate total plan assets of €25.8 billion and €23.1 billion, respectively, and actuarial present value of accumulated plan benefits of €28.5 billion and €23.9 billion, respectively. Total contributions for all participating employers was €0.69 billion and €1.01 billion for the years ended December 31, 2010 and 2009, respectively. The contribution information for the year ended December 31, 2011 was not available at the time of this filing.
(b) The Plan's financial statements for the years ended December 31, 2011 and 2010 indicate that the Plan was 90% and 96% funded, respectively.
(c) The Plan is subject to the rules in the Netherlands, which are different than the rules plans operate under in the U.S. The Dutch National Bank requires the Plan to be funded 105%. Since the funded status is below 105%, the Plan has implemented a rehabilitation plan intended to reach the required rate by the end of 2013. While under the rehabilitation plan, benefits are not allowed to be indexed. At the end of each year, the recovery of the funded status is evaluated. Additional actions could be taken by the Plan to bring it back to a funded status.
The contributions we made to the Plan do not represent more than 5% of the total Plan contributions for any year presented.
Impact on Financial Statements
Net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2011, 2010 and 2009 was as follows:

	For the year ended December 31,
	2011			2010			2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$2,109	$200	$2,984	$2,066	$229	$2,278	$1,976	$244	$2,860
Interest cost	2,703	605	1,088	2,642	574	943	2,969	566	1,020
Expected return on plan assets	(2,599)	—	(819)	(2,355)	—	(764)	(2,408)	—	(786)
Amortization of net loss	662	43	378	323	—	125	237	28	555
Amortization of prior service cost	—	—	12	—	—	8	—	—	768
Loss on settlement	11	—	537	—	—	12	1,283	—	2,228
(Gain)/loss on curtailment	(81)	—	—	—	—	(111)	—	—	563
Net periodic benefit cost	$2,805	$848	$4,180	$2,676	$803	$2,491	$4,057	$838	$7,208

During fiscal year 2011, we announced and implemented various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world. As a result of these restructuring actions, we recognized settlement losses of $537 associated with the termination of employees in our Mexico and Dominican Republic facilities.

During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries. As a result of these restructuring actions, we recognized a settlement loss of $1,283 associated with the termination of Sensata Technologies Inc. ("STI") employees in Attleboro, Massachusetts, and curtailment and settlement losses of $563 and $2,228, respectively, associated with the termination of employees at various foreign subsidiaries.

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011			2010
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$61,433	$12,097	$39,417	$61,199	$11,555	$32,502
Service cost	2,109	200	2,984	2,066	229	2,278
Interest cost	2,703	605	1,088	2,642	574	943
Plan participants’ contributions	—	—	144	—	—	104
Plan amendment	(15,623)	—	—	—	—	165
Acquisitions	—	—	944	—	—	—
Actuarial loss/(gain)	4,139	1,010	1,261	(2,688)	37	2,552
Settlements	(555)	—	(1,153)	—	—	(1,034)
Curtailments	—	—	—	—	—	(115)
Benefits paid	(2,256)	(317)	(1,883)	(1,786)	(298)	(1,197)
Foreign currency exchange rate changes	—	—	1,074	—	—	3,219
Ending balance	$51,950	$13,595	$43,876	$61,433	$12,097	$39,417
Change in Plan Assets
Beginning balance	$35,030	$—	$33,994	$29,509	$—	$29,223
Actual return on plan assets	(133)	—	(115)	3,897	—	885
Employer contributions	19,155	317	3,702	3,410	298	2,636
Plan participants’ contributions	—	—	144	—	—	104
Acquisitions	—	—	544	—	—	—
Settlements	(555)	—	(1,153)	—	—	(1,034)
Benefits paid	(2,256)	(317)	(1,883)	(1,786)	(298)	(1,197)
Foreign currency exchange rate changes	—	—	1,431	—	—	3,377
Ending balance	$51,241	$—	$36,664	$35,030	$—	$33,994
Funded status at end of year	$(709)	$(13,595)	$(7,212)	$(26,403)	$(12,097)	$(5,423)
Accumulated benefit obligation at end of year	$51,886	NA	$34,904	$49,876	NA	$31,483

The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$1,982	$—	$—	$—	$—	$—
Current liabilities	(216)	(564)	(431)	(127)	(416)	(359)
Noncurrent liabilities	(2,475)	(13,031)	(6,781)	(26,276)	(11,681)	(5,064)
	$(709)	$(13,595)	$(7,212)	$(26,403)	$(12,097)	$(5,423)

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs, net of tax, as of December 31, 2011, 2010 and 2009 are as follows:

	2011			2010			2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service cost	$—	$—	$149	$—	$—	$157	$—	$—	$—
Net loss	$9,167	$1,948	$8,833	$15,017	$1,350	$7,744	$17,830	$1,312	$6,252
We expect to amortize $606 from accumulated other comprehensive loss to net periodic benefit costs during 2012.
Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$2,691	$10,036	$61,433	$8,561
Accumulated benefit obligation	$2,691	$8,219	$49,876	$7,013
Plan assets	$—	$4,025	$35,030	$3,294
Information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$16,286	$43,877	$61,433	$39,417
Plan assets	$—	$36,664	$35,030	$33,994

Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive loss for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the year ended December 31,
	2011			2010			2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss/(gain)	$4,309	$633	$1,879	$(2,614)	$37	$1,580	$(2,019)	$12	$(2,881)
Amortization of net loss	(416)	(27)	(253)	(198)	—	(83)	(139)	(28)	(335)
Amortization of prior service cost	—	—	(7)	—	—	(4)	—	—	(768)
Plan amendment	(9,744)	—	—	—	—	165	—	—	—
Settlement loss	(7)	—	(538)	—	—	(9)	(808)	—	(1,301)
Total recognized in other comprehensive loss	$(5,858)	$606	$1,081	$(2,812)	$37	$1,649	$(2,966)	$(16)	$(5,285)

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit pension and retiree healthcare plans as of December 31, 2011 and 2010 are as follows:

	December 31, 2011			December 31, 2010
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.00%	4.30%		4.50%	5.00%
Non-U.S. assumed discount rate	2.85%	NA		2.83%	NA
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.18%	NA		3.19%	NA
__________________

(1)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit pension and retiree healthcare plans for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the year ended December 31,
	2011			2010			2009
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.50%	5.00%		4.75%	5.25%		5.25%	5.25%
Non-U.S. assumed discount rate	2.87%	NA		3.12%	NA		2.66%	NA
U.S. average long-term rate of return on plan assets	7.00%	—	(1)	7.00%	—	(1)	7.00%	—	(1)
Non-U.S. average long-term rate of return on plan assets	2.36%	NA		2.59%	NA		2.58%	NA
U.S. average long-term pay progression	4.00%	—	(2)	4.00%	—	(2)	4.00%	—	(2)
Non-U.S. average long-term pay progression	3.18%	NA		3.20%	NA		3.23%	NA
 __________________

(1)	Long-term rate of return on plan assets is not applicable to our Retiree Healthcare Benefit Plan as we do not hold assets for this plan.

(2)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.
Assumed healthcare cost trend rates for the Retiree Healthcare Benefit Plan as of December 31, 2011, 2010 and 2009 are as follows:

	Retiree Healthcare
	December 31, 2011	December 31, 2010	December 31, 2009
Assumed healthcare trend rate for next year:
Attributed to less than age 65	8.30%	7.00%	7.00%
Attributed to age 65 or greater	8.30%	8.00%	8.00%
Ultimate trend rate	4.50%	5.00%	5.00%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2029	2017	2015
Attributed to age 65 or greater	2029	2018	2016
Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2011 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$(38)	$23
Effect on post-retirement benefit obligations	$(525)	$292

The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	U.S. Medicare Part D Reimbursement	Non-U.S. Defined Benefit

2012	$3,987	$564	$(6)	$1,071
2013	4,280	736	(8)	1,116
2014	4,467	919	(13)	1,251
2015	4,582	1,126	(17)	1,310
2016	4,777	1,325	(22)	1,647
2017-2021	21,466	6,948	(394)	13,649
Plan Assets
We hold assets for our defined benefit plans in the U.S., Japan, the Netherlands and Belgium. Information about the plan assets for each of these countries is detailed below.
U.S. Plan Assets
The target asset allocation of the U.S. defined benefit plan is 49% equity and 51% fixed income. To arrive at the targeted asset allocation, we and our investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation report for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2011:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2011
U.S. large cap equity	26%	29%
U.S. small / mid cap equity	7%	7%
International (non-U.S.) equity	16%	14%
Fixed income (U.S. investment grade)	44%	40%
High-yield fixed income	4%	7%
International (non-U.S.) fixed income	3%	3%
The portfolio is monitored for automatic rebalancing on a monthly basis.
For the year ended December 31, 2010, we set a target allocation rate of 54% for equity securities and 46% for fixed income securities. As of December 31, 2010, the actual allocation of the U.S. defined benefit plan assets was 56% equity and 44% fixed income.

The following tables present information about the plan assets measured at fair value as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2011				December 31, 2010
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$14,758	$—	$—	$14,758	$10,819	$—	$—	$10,819
U.S. small / mid cap equity	3,556	—	—	3,556	3,850	—	—	3,850
International (non-U.S.) equity	6,996	—	—	6,996	5,000	—	—	5,000
Total equity mutual funds	25,310	—	—	25,310	19,669	—	—	19,669
Fixed income (U.S. investment grade)	20,839	—	—	20,839	11,743	—	—	11,743
High-yield fixed income	3,411	—	—	3,411	2,028	—	—	2,028
International (non-U.S.) fixed income	1,681	—	—	1,681	1,590	—	—	1,590
Total fixed income mutual funds	25,931	—	—	25,931	15,361	—	—	15,361
Total	$51,241	$—	$—	$51,241	$35,030	$—	$—	$35,030

Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income and cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives and long-duration fixed income. While investment in individual securities, derivatives, long-duration fixed income, cash and cash equivalents is permitted, the plan does not hold these types of investments as of December 31, 2011 or 2010.
Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange and natural resources (such as timber, oil and gas).
Japan Plan Assets
The target asset allocation of the Japan defined benefit plans is 40% equity securities and 60% fixed income securities and cash and cash equivalents, with allowance for a 10% deviation in either direction. We, along with the trustee of the plans’ assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2011:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2011
Equity securities	30% – 50%	47%
Fixed income securities and cash and cash equivalents	50% – 70%	53%
For the year ended December 31, 2010, we set a target allocation rate of 30% for equity securities and 70% for fixed income securities and cash and cash equivalents with allowance for a 10% deviation in either direction. As of December 31, 2010, the actual allocation of the Japan defined benefit plans’ assets was 30% equity securities and 70% fixed income securities and cash and cash equivalents.

The following tables present information about the plan assets measured at fair value as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2011				December 31, 2010
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$2,953	$—	$—	$2,953	$2,500	$—	$—	$2,500
International (non-U.S.) equity	8,398	3,842	—	12,240	6,612	—	—	6,612
Total equity securities	11,351	3,842	—	15,193	9,112	—	—	9,112
U.S. fixed income	1,563	3,534	—	5,097	3,595	—	—	3,595
International (non-U.S.) fixed income	10,831	393	—	11,224	17,528	—	—	17,528
Total fixed income securities	12,394	3,927	—	16,321	21,123	—	—	21,123
Cash and cash equivalents	622	—	—	622	465	—	—	465
Total	$24,367	$7,769	$—	$32,136	$30,700	$—	$—	$30,700
The fair value of equity securities and bonds are based on publicly-quoted final stock and bond values on the last business day of the year.
Permitted asset classes generally include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with a credit rating of BBB or above for Japanese securities and A or above for non-Japanese securities, and cash and cash equivalents.
The Netherlands Plan Assets
The assets of the Netherlands' defined benefit plans are comprised of insurance policies with Nationale Nederlanden (“NN”). The contributions (or premiums) we pay are used to purchase insurance policies which provide for specific benefit payments to our plan participants. The benefit formula is determined independently by us. On retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant. The contributions paid by us are commingled with contributions paid to NN by other employers for investment purposes and to reduce costs of plan administration. This plan is not a multi-employer plan.
The following tables present information about the plans’ assets measured at fair value as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2011				December 31, 2010
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$4,025	$4,025	$—	$—	$3,294	$3,294
Total	$—	$—	$4,025	$4,025	$—	$—	$3,294	$3,294

The following table outlines the rollforward of the Netherlands' Level 3 plan assets for the year ended December 31, 2011:

Fair value measurement using significant unobservable inputs (Level 3)
Balance as of December 31, 2009	$2,468
Actual return on plan assets still held at reporting date	531
Purchases, sales and settlements	295
Balance as of December 31, 2010	3,294
Actual return on plan assets still held at reporting date	327
Purchases, sales and settlements	404
Ending balance as of December 31, 2011	$4,025

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
Belgium Plan Assets
The assets of the Belgium defined benefit plan are comprised of insurance policies. As of December 31, 2011, the fair value of these plan assets was $503 and are considered to be Level 3 financial instruments. The Belgium plan was assumed in connection with the HTS acquisition in August 2011.

11. Share-Based Payment Plans
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
In connection with the completion of the IPO in March 2010, we adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for our present and future eligible employees to purchase our ordinary shares and acquire a proprietary interest in us. The purpose of the 2010 Equity Incentive Plan is to promote long-term growth and profitability by providing our eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in our success. The maximum number of ordinary shares available under the 2010 Stock Purchase Plan is 500,000 ordinary shares. The maximum number of ordinary shares available under the 2010 Equity Incentive Plan is 5,000,000 ordinary shares.
Sensata Technologies Holding B.V. 2006 Management Option Plan
Under the Sensata Technologies Holding B.V. 2006 Management Option Plan, participants were granted 2,205,675 options in three separate tranches. Each option entitled the holder to acquire an “equity strip” comprised of one of our ordinary shares and 19.5 Deferred Payment Certificates (“DPCs”) at an aggregate strike price of €25.00. These options were classified as liability awards based on features of the options as well as the underlying securities. Each tranche of awards had different vesting provisions and are further described below.
2006 Stock Option Plan
In September 2006, the Sensata Technologies Holding B.V. 2006 Management Option Plan was replaced by the 2006 Stock Option Plan. The new plan effectively canceled the options granted under the original plan and reissued new options. The new options retained the majority of the terms and features of the original options except that the new options entitled the holder to acquire only ordinary shares (not DPCs) and the purchase price of the options was adjusted accordingly based on the fair value of the ordinary shares at the time of grant. The aggregate fair value of the new options was the same as that of the old options, and as such, there was no incremental compensation to be recorded as a result of the modification.
During 2009, we amended the 2006 Stock Option Plan to increase the number of ordinary shares reserved for issuance under the 2006 Stock Option Plan to 13,082,236 and to convert the Tranche 3 options to Tranche 2 options.

A summary of stock option activity for the years ended December 31, 2010 and 2011 is presented below. No options were exercised during the year ended December 31, 2009. Amounts in the table below have been calculated based on unrounded shares. Because each grant is divided equally between Tranches 1, 2 and 3, certain amounts may not add due to the effect of rounding.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2009	4,991,716	$8.96	7.28	$55,259
Granted	387,500	20.85
Forfeited	(53,419)	7.18
Exercised	(1,782,794)	7.11		23,859
Balance as of December 31, 2010	3,543,003	11.22	7.03	66,939
Granted	831,400	34.54
Forfeited	(51,000)	16.13
Exercised	(1,114,948)	7.12
Options outstanding as of December 31, 2011	3,208,455	18.61	7.38	31,511
Options vested and exercisable as of December 31, 2011	1,417,474	11.64	6.11	20,768
Vested and expected to vest as of December 31, 2011(1)	3,020,110	18.29	7.32	30,329
Tranche 2 and 3 Options
Balance as of December 31, 2009	7,933,432	7.45	6.67	99,796
Forfeited	(106,838)	7.18
Exercised	(1,281,203)	7.15		19,757
Balance as of December 31, 2010	6,545,391	7.51	5.69	147,905
Forfeited	(40,000)	7.50
Exercised	(1,688,933)	7.04
Options outstanding as of December 31, 2011	4,816,458	7.68	4.76	89,584
Options vested and exercisable as of December 31, 2011	4,425,084	7.32	4.61	83,891
Vested and expected to vest as of December 31, 2011(1)	4,815,968	7.68	4.76	89,578
  __________________

(1)
Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our non-vested options as of December 31, 2011 and of the changes during the year then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because certain grants are divided equally between Tranches 1, 2 and 3, certain amounts may not add due to the effect of rounding.

	Stock Options		Weighted-Average Grant-Date Fair Value Per Share
	Tranche 1	Tranche 2 and 3	Tranche 1	Tranche 2 and 3
Nonvested as of December 31, 2010	2,161,379	1,916,114	$6.14	$3.93
Granted during the year	831,400	—	$11.98	$—
Vested during the year	(1,150,793)	(1,484,740)	$4.69	$1.79
Forfeited during the year	(51,000)	(40,000)	$7.37	$0.94
Nonvested as of December 31, 2011	1,790,986	391,374	$9.74	$3.19
The fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $9,722, $19,327, and $2,233 respectively. The fair value of stock options vested in 2011 includes $5,397 related to Tranche 1 awards, $2,662 related to the original grant date fair value of Tranche 2 and 3 awards and $1,663 in incremental value associated with the 2009 modification of the Tranche 3 awards. As of December 31, 2011, there were 398,845 ordinary shares available for grant under the 2006 Stock Option Plan, 3,629,140 ordinary shares available for grant under the 2010 Equity Incentive Plan, and 490,052 ordinary shares available for issuance under the 2010 Stock Purchase Plan.
Tranche 1 Options
Tranche 1 options granted in 2009 and prior vest ratably over a period of 5 years. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and vest immediately upon a change-in-control transaction under which (i) the investor group disposes of or sells more than 50% of the total voting power or economic interest in us to one or more independent third parties and (ii) disposes of or sells all or substantially all of our assets. Tranche 1 options granted to employees in 2010 and 2011 under the 2010 Equity Plan have the same vesting provisions as other Tranche 1 awards, except that they vest 25% per year over four years from the date of grant, and they do not include the same change-in-control provisions. Options granted to directors under the 2010 Equity Plan vest after one year.
We recognize compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period, which is generally the same as the vesting period. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire six months after the participant’s termination date).
The weighted-average grant-date fair value per share of the Tranche 1 options granted during fiscal years 2011, 2010 and 2009 was $11.98, $7.03 and $9.20, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. See Note 2, "Significant Accounting Policies", for further discussion of how we estimate fair value. Weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	30.00%	34.79%
Risk-free interest rate	2.48%	2.23%	2.90%
Expected term (years)	6.2	6.0	6.5
Forfeiture rate	10.00%	6.61%	11.00%
Fair value per share of underlying ordinary shares	$34.54	$20.85	$14.89

The expected term of these options was based upon the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”) in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. In December 2007, the SEC issued SAB No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. We have concluded that we will continue to use the simplified method until sufficient historical data becomes available.

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
Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the service period of the award. We have estimated our forfeiture rates based on historical experience. During 2009, we revised our forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result of this revision, we recorded a reduction of $335 to our non-cash compensation expense during 2009. We did not adjust the estimated forfeiture rates during the years ended December 31, 2011 and 2010. However, awards issued to directors during the years ended December 31, 2011 and 2010 were estimated to have a 0% forfeiture rate, as the service period is only one year and directors are not expected to terminate in that period.
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
In 2010, we granted 154,800 Tranche 1 options to our directors under the 2010 Equity Incentive Plan. These options vest after one year. There are no performance conditions related to these options. The grant date fair value per share of these options was $7.00.
In 2011, we granted 78,700 Tranche 1 options to our directors under the 2010 Equity Incentive Plan. These options vest after one year. There are no performance conditions related to these options. The grant date fair value per share of these options was $10.70.
Tranche 2 and 3 Options
Tranche 2 and 3 options vest 40% on the second anniversary of the grant and 20% per year. Vesting was also contingent upon the completion of a liquidity event, which was satisfied with the completion of our IPO. These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire six months after the participant’s termination date). In addition, we have the right, but not the obligation, to repurchase all or any portion of award securities issued to a participant, at any time at the then current fair value.
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
We did not grant any Tranche 2 or 3 options in 2011 or 2010. The weighted-average grant-date fair value per share of the Tranche 2 options granted during fiscal year 2009 was $5.96. The weighted-average grant-date fair value per share of the Tranche 3 options granted during fiscal year 2009 was $0.12. The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Weighted-average key assumptions used in estimating the grant-date fair value of the options were as follows:

For the year ended December 31,
2009
Expected dividend yield	0%
Expected volatility	33.24%
Risk-free interest rate	0.39%
Expected term (years)	6.6
Forfeiture rate	11.00%
Assumed time to liquidity event (years)	1
Probability IPO vs. disposition	70% / 30%
Key assumptions, including the assumed time to liquidity and probability of an IPO versus a disposition, were based on management’s judgment with input from our Board of Directors.
Restricted Securities
In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. Restrictions for securities granted in 2006 lapsed during the year ended December 31, 2011.
In December 2009, we issued 380,900 restricted securities. These securities vest on a straight-line basis over a 5-year period at 20% per year. As indicated previously, we accounted for the issuance of these restricted securities together with the reset of the exercise price of the September 4, 2009 stock option awards as a modification of the September 4, 2009 awards under ASC 718. The incremental value associated with the modification was measured at $2,203 and is recognized as compensation expense on a straight-line basis over the period in which the restrictions lapse. There are no performance conditions related to these securities.
In 2010, we granted 32,400 restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities cliff vest in various periods in fiscal year 2013. The number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of shares granted. As of December 31, 2011, we considered it probable that 50% of the shares granted will vest. The weighted-average grant date fair values of these securities was $19.37.
In 2010, we granted 8,600 restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities vest 25% per year over four years. There is no performance criteria associated with these awards. The grant date fair value of these securities was $27.65.
In 2011, we granted 128,700 restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities cliff vest in various periods in fiscal year 2014. The number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of shares granted. As of December 31, 2011, the performance conditions were deemed not probable of occurring. No compensation expense has been recorded for these awards. The grant date fair values of these securities was $34.72.

In 2011, we granted 1,200 restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities vest 25% per year over four years. There is no performance criteria associated with these awards. The grant date fair value of these securities was $34.72.
See Note 2 for discussion of how we estimate the fair value of restricted securities.
A summary of the unvested restricted securities activity for 2009, 2010 and 2011 is as follows:

	Ordinary Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2008	52,118	$6.85
Granted shares	380,900	17.48
Balance as of December 31, 2009	433,018	16.20
Granted shares	41,000	21.10
Vested	(74,320)	17.48
Balance as of December 31, 2010	399,698	16.47
Granted shares	129,900	34.72
Forfeited	(9,440)	21.01
Vested	(130,373)	13.39
Balance as of December 31, 2011	389,785	$23.47
Aggregate intrinsic value information for restricted securities as of December 31, 2011, 2010 and 2009 is presented below. The expected to vest restricted securities are calculated by applying the forfeiture rate assumption to the balance of unvested restricted securities.

	December 31, 2011	December 31, 2010	December 31, 2009
Vested and outstanding	$6,087	$2,668	$539
Expected to vest	$5,770	$10,711	$8,258
The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2011, 2010 and 2009 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Outstanding	2.8	3.5	4.6
Expected to vest	2.9	3.5	4.6

Share-Based Compensation Expense
The table below presents compensation expense related to our options and restricted securities awards within SG&A expense in the consolidated statements of operations during the identified periods. We did not recognize a tax benefit associated with these expenses and did not capitalize any cost as an asset.

	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Tranche 1 options	$6,461	$4,665	$2,168
Tranche 2 and 3 options	951	20,200	—
Restricted securities	600	556	65
Total share-based compensation expense	$8,012	$25,421	$2,233

The table below presents unrecognized compensation expense at December 31, 2011 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized compensation expense	Expected recognition (years)
Tranche 1 options	$12,430	2.34
Tranche 2 and 3 options	475	1.69
Restricted securities	1,692	2.79
Total unrecognized compensation expense	$14,597

12. Shareholders’ Equity
On March 16, 2010, we have completed an IPO of our ordinary shares. Since then, we have completed secondary public offerings of our ordinary shares. As of December 31, 2011, SCA owned approximately 51% of our ordinary shares. The following table summarizes the details of the IPO and the secondary offerings.

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
(1) The proceeds received by us, which include proceeds received from the exercise of stock options, are net of underwriters' discounts and commissions and offering expenses.
(2) Represents or includes shares exercised by the underwriters' option to purchase additional shares from the selling shareholders.
Our authorized share capital consists of 400,000,000 ordinary shares with a nominal value of €0.01 per share, of which 176,466,849 ordinary shares were issued and 176,454,876 were outstanding as of December 31, 2011. This excludes 389,785 unvested restricted shares. We also have authorized 400,000,000 preference shares with a nominal value of €0.01 per share, none of which are outstanding. At December 31, 2011, there were 398,845 options available for grant under the 2006 Stock Option Plan and 3,629,140 awards available for grant under the 2010 Equity Incentive Plan. In addition, we had 8,024,913 ordinary shares available for issuance upon exercise of outstanding options, and 490,052 ordinary shares available for issuance under the 2010 Stock Purchase Plan.

13. Related Party Transactions
The table below presents related party transactions recognized since the year ended December 31, 2008.

	Advisory Agreement	Administrative Services Agreement	Legal Services
Charges recognized in SG&A
2011	$—	$280	$2,554
2010	$23,185	$519	$2,995
2009	$4,000	$588	$1,370

Payments made related to charges recognized in SG&A
2011	$—	$(79)	$(4,122)
2010	$22,185	$281	$349
2009	$4,000	$(322)	$1,849

Advisory Agreement
In connection with the 2006 Acquisition, we entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In the event of services provided in connection with any acquisition, disposition, or financing transactions involving us, the Advisory Agreement required us to pay the Sponsors an aggregate fee of one percent of the gross transaction fee of each such transaction. In connection with the completion of our IPO during 2010, we paid the Sponsors a transaction fee of $4,737. This cost was charged against the gross proceeds of the offering along with other specific incremental costs directly attributable to our IPO.
At the Sponsors’ option, the Advisory Agreement was terminated in March 2010, at which time we recognized a charge for a termination fee paid to the Sponsors as required by the Advisory Agreement. This termination fee was $22,352 and was recorded in SG&A expense.
Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in SG&A expense. As of December 31, 2011 and 2010, we had an amount due to SCA of $479 and $226 respectively.
Other Arrangements with the Investor Group and its Affiliates
We utilize one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the year ended December 31, 2011, we paid $893 to this shareholder, in connection with our refinancing transactions. This amount is not reflected in the table above. During the year ended December 31, 2010, we paid $2,949 to this shareholder in connection with our IPO, which was charged against the gross proceeds of the offering. As of December 31, 2011 and 2010, we had an amount due to this shareholder of $1,078 and $2,646, respectively.
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
During the second quarter of 2011, we paid $1,230 in debt issuance costs to a creditor affiliated with Bain Capital. These fees were paid in connection with our refinancing and were recorded within equity. See Note 8, "Debt" for further discussion of our refinancing transactions.
Cross License Agreement
In connection with the 2006 Acquisition, we entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties grant each other a license to use certain technology used in connection with the other party’s business.

14. Commitments and Contingencies
We have outstanding obligations associated with our capital lease and other financing obligations (refer to Note 7, "Accrued Expenses and Other Current Liabilities").

Future minimum payments for capital leases, other financing obligations and non-cancelable operating leases in effect as of December 31, 2011 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2012	$4,706	$1,780	$5,297	$11,783
2013	4,386	1,116	2,712	8,214
2014	4,420	723	1,634	6,777
2015	4,457	723	957	6,137
2016	4,443	723	777	5,943
2017 and thereafter	40,632	10,277	2,559	53,468
Net minimum rentals	63,044	15,342	13,936	92,322
Less: interest portion	(27,552)	(4,615)	—	(32,167)
Present value of future minimum rentals	$35,492	$10,727	$13,936	$60,155

Non-cancelable purchase agreements exist primarily with various suppliers for services, such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2011, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2012	$7,455
2013	4,846
2014	1,684
2015	1,611
2016	611
2017 and thereafter	241
Total	$16,448
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
Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. At the Sponsors’ option, this agreement was terminated in March 2010. See Note 13 "Related Party Transactions" for further discussion.

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
Our policy is to accrue for warranty claims when a loss is both probable and estimable. This is accomplished by reserving for estimated sales returns and estimated costs to replace the product at the time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims have historically not been material. See Note 2, "Significant Accounting Policies", for further information on our revenue recognition policy. In some instances, customers may make claims for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings and Claims.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2011 or 2010.
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
As of December 31, 2011 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, plaintiff filed suit against Texas Instruments and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. The alleged damages are unspecified and the lawsuit is in only preliminary discovery phases. Pursuant to a case management order entered on October 14, 2011, discovery shall be completed on or before June 1, 2012. That same order has scheduled trial to commence on September 10, 2012. As of December 31, 2011, we were a defendant in 22 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch, 13 of which are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; and the remainder are in individual dockets in various state courts of Alabama, Arizona, Georgia, Illinois, New York, Texas and the federal district court for the Northern District of Georgia. We are no longer a defendant in any cases pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 to $3.0 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. The majority of these cases are in discovery. Two have been set for trial and one is on appeal.
For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.3 million as of December 31, 2011. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford and Whirlpool matters, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of the $30.0 million threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that our spend through September 30, 2011 plus an additional cash payment would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or may incur in the future will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
Coffeemakers/SGL Italia: Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted a recall of their products and reported several third-party fire incidents. One lawsuit is still pending, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l, Sensata Technologies, B.V., and Lomponent s.r.l., Court of Milan, bench 7. The plaintiff is alleging €4.2 million in damages. We have denied liability in this matter. Our first required response in the Milan court is due in February 2012. As of December 31, 2011, we have not recorded a reserve for this matter.
European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 and is seeking reimbursement of incurred and estimated future costs of €6.1 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of December 31, 2011, we have not recorded a reserve for this claim.

Venmar: We are in involved in one lawsuit, and several claims and pre-claim investigative matters involving products sold by us to one of our customers. The customer, Venmar, sold ventilation and air exchanger equipment containing an electro mechanical control product. Venmar has conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008 and 2011. Claims amounts are unspecified, but two of the matters involve property damage in excess of $1 million. We do not believe that loss is probable. Accordingly, as of December 31, 2011, we have not recorded a reserve for these matters.
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
Matters Resolved During 2011
Whirlpool Recall Litigation: We were involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool, in conjunction with the Consumer Product Safety Commission announced voluntary recalls of approximately 1.8 million refrigerators.
On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, STI, and we, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.”. The lawsuit was in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and has managed and defended the litigation on behalf of both parties. In total, we believe that Whirlpool was seeking $550 million in damages plus unspecified amounts of exemplary damages. Trial began in October 2011, but concluded with the parties entering into a settlement agreement dated October 24, 2011. The court subsequently entered a dismissal order on October 26, 2011. As it concerns us, the lawsuit was settled for an amount consistent with our existing reserve of $5.9 million for this matter and did not have an effect on our results of operations for the year ended December 31, 2011. While the agreement between the parties provides for sharing of certain possible future liabilities, if any, we do not believe that such losses are probable at this time.
Coffeemakers/Jede: One of the lawsuits related to coffeemaker recalls, see discussion above, was resolved by settlement during 2011. This lawsuit is Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleged damages amounting to €1.8 million. On July 18, 2011, plaintiff's counsel agreed to settle this matter with both parties. The parties entered into a settlement agreement dated September 16, 2011. The court subsequently entered an order dismissing the litigation in October 2011. Sensata's settlement consisted of a payment of $0.1 million. These amounts were paid during 2011 and no accrual remains as of December 31, 2011.
Pelonis Appliances: In December 2008, seven individuals filed suit against Pelonis Appliances, Inc., which sold a fan forced heater product, manufactured by GD Midea Environmental Appliances Mfg. Co. Ltd. (“GD Midea”), that incorporated one of our thermal cut-off products, which was purchased from one of our distributors. The lawsuit, Cueller v. Pelonis Appliances, Inc., No. 08-16188, 160th Judicial District Court of Dallas County, Texas, arose out of a residential fire that resulted in one death, personal injuries (including burns) to the other plaintiffs, and property damage. Subsequently, the plaintiffs amended their complaint to include STI as a defendant. In April 2010, the court granted plaintiff’s notice of non-suit without prejudice. In 2011, the applicable statute of limitations expired without the plaintiffs refiling their claims. As such, we believe this matter to be resolved.
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
Measured on a Recurring Basis
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$205	$—	$205	$—	$—	$—	$—
Commodity forward contracts	—	110	—	110	—	7,199	—	7,199
Interest rate caps	—	724	—	724	—	149	—	149
Total	$—	$1,039	$—	$1,039	$—	$7,348	$—	$7,348
Liabilities
Interest rate collars	$—	$—	$—	$—	$—	$1,822	$—	$1,822
Interest rate swap	—	—	—	—	—	91	—	91
Foreign currency forward contracts	—	82	—	82	—	—	—	—
Commodity forward contracts	—	6,009	—	6,009	—	—	—	—
Total	$—	$6,091	$—	$6,091	$—	$1,913	$—	$1,913

The valuations of the derivatives intended to mitigate our interest rate risk (interest rate caps, collars and swaps) are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Interest Rate Risk”.
The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Commodity Risk”.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of December 31, 2011 and 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2011, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of December 31, 2011, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.
In March 2009, we determined that goodwill and intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the consolidated statement of operations (refer to Note 5, "Goodwill and Other Intangible Assets," for further discussion) to reduce its book value to its implied fair value.
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

Financial Instruments Not Recorded at Fair Value
The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Term Loan Facility (1)	$1,089,491	$1,101,243	$—	$—
Senior Notes	700,000	697,816	—	—
Senior secured term loans	—	—	1,411,991	1,366,723
8% Notes and Senior Subordinated Notes	—	—	436,159	455,480
(1) The carrying value is presented net of discount.
The fair value of our term loans is determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread. The fair value of our notes is determined using observable market prices.
Cash, trade receivables and trade payables are carried at their cost, which approximates fair value because of their short-term nature.

16. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuation of derivatives and classification in the fair value hierarchy is described in Note 15, “Fair Value Measures.”
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on U.S. dollar and Euro-denominated floating rate debt. As of December 31, 2011, we had no outstanding Euro-denominated debt. To accomplish this objective, we primarily use interest rate swaps, collars and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2011, 2010 and 2009, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of December 31, 2011, we estimate that an additional $0.7 million will be reclassified from accumulated other comprehensive loss to interest expense during the year ended December 31, 2012.
As of December 31, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate cap	$350.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	August 12, 2014	3-month LIBOR	2.75%
As of December 31, 2011, we had the following outstanding interest rate derivative that was not designated as a cash flow hedge of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Non-designated Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements, to manage our exposure to fluctuations. During 2011, we entered into foreign currency forward contracts. In December 2009, we executed a foreign currency call option which expired unexercised in the three months ended June 30, 2010. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. Changes in the fair value of these derivatives not designated as hedging instruments are recorded in the statement of operations as a gain or loss within Currency translation (loss)/gain and other, net.
As of December 31, 2011, we had the following outstanding foreign currency rate derivatives that were not designated as cash flow hedges of foreign currency risk:

Foreign Currency Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Foreign currency forward contract	€21.0	December 28, 2011	March 30, 2012	Euro to U.S. Dollar Exchange Rate	$1.31
Foreign currency forward contract	RM31.0	December 28, 2011	March 30, 2012	U.S. Dollar to Malaysian Ringgit Exchange Rate	RM3.16
Foreign currency forward contract	₩7,000.0	December 28, 2011	March 30, 2012	U.S. Dollar to South Korean Won Exchange Rate	₩1,168.60
In addition, we continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.
Non-designated Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum and nickel used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the strict hedge accounting requirements. Changes in fair value of these derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation (loss)/gain and other, net. During the years ending December 31, 2011, 2010 and 2009, we recognized a net gain/(loss) associated with our commodity contracts of $(1,082), $9,140 and $2,590, respectively.

We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of December 31, 2011:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	626,795 troy oz.	January 2012 – December 2012	$33.83
Gold	6,085 troy oz.	January 2012 – December 2012	$1,688.71
Nickel	214,341 pounds	January 2012 – December 2012	$10.25
Aluminum	2,351,869 pounds	January 2012 – December 2012	$1.13
Copper	2,625,903 pounds	January 2012 – December 2012	$3.77
Platinum	1,667 troy oz.	January 2012 – December 2012	$1,572.00
Palladium	187 troy oz.	January 2012 – December 2012	$597.00

The notional amounts above represent the total volume we have hedged over the remaining contracted periods.
Financial Instrument Presentation

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$724	Other assets	$149		$—		$—
Interest rate swap		—		—		—	Accrued expenses and other current liabilities	91
Interest rate collars		—		—		—	Accrued expenses and other current liabilities	1,822
Total		$724		$149		$—		$1,913
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$110	Prepaid expenses and other current assets	$7,199	Accrued expenses and other current liabilities	$6,009		$—
Foreign currency forward contracts	Prepaid expenses and other current assets	205		—	Accrued expenses and other current liabilities	82		—
Total		$315		$7,199		$6,091		$—

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of December 31, 2011:

Unrealized loss on derivative instruments
Balance as of December 31, 2010	$(3,190)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,568)
Amount of loss reclassified into interest expense	2,631
Balance as of December 31, 2011	$(3,127)

The following table presents the effect of our derivative financial instruments and their classification on the consolidated statement of operations for the years ended December 31, 2011 and 2010:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Net (Loss)/Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2011	2010		2011	2010
Interest rate products	$(2,568)	$(2,996)	Interest expense	$(2,631)	$(11,611)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010
Commodity forward contracts	$(1,082)	$9,140	Currency translation (loss)/gain and other, net
Euro call option	$—	$(993)	Currency translation (loss)/gain and other, net
Foreign currency forward contracts	$2,695	$—	Currency translation (loss)/gain and other, net

Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision where if we default on our indebtedness where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2011, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk was $6,308. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination value.

17. Restructuring Costs
Our restructuring programs are described below.
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites.
The total expected restructuring costs in connection with the 2011 Plan is estimated to be approximately $18 million to $24 million, consisting of approximately $10 million in severance costs and the remaining $8 million to $14 million in facility exit and other costs. In connection with the 2011 Plan, during fiscal year 2011, we incurred restructuring costs of $11,985, excluding the impact of changes in foreign currency, of which $8,945 was related to severance costs, $537 was related to pension settlement charges and $2,503 associated with an impairment charge related to assets in our Cambridge, Maryland facility. Of the total 2011 Plan restructuring costs incurred to date, $11,694 was incurred in the fourth quarter of 2011. The 2011 Plan was initiated to manage our cost structure, therefore, the total restructuring costs were not allocated to our reporting segments and have been recognized within Corporate/other. The liability for this plan as of December 31, 2011 was $6,836 and is related to severance costs. We expect the actions to be completed in 2012 and estimate these actions to affect approximately 360 employees.
The following table outlines the changes to the restructuring liability for the 2011 Plan, excluding the costs related to pension and the impairment charge related to assets in our Cambridge facility:

Severance
Balance as of December 31, 2010	$—
Charges	8,945
Payments	(2,095)
Impact of changes in foreign currency exchange rates	(14)
Balance as of December 31, 2011	$6,836
MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consist primarily of severance and other costs recognized through the expected service period of the affected employees. The actions are expected to affect 184 employees and cost approximately $4,517 based on the exchange rate on December 31, 2011, and will be allocated to the sensors segment. In fiscal year 2011 and in total as of December 31, 2011, we incurred total restructuring costs of $3,264 all of which were allocated to the sensors segment. In connection with this plan, 41 employees have been severed as of December 31, 2011 and we anticipate these actions will be completed and payments will be made through the end of 2012.
The following table outlines the changes to the restructuring liability associated with the MSP Plan:

Severance
Balance as of December 31, 2010	$—
Charges	3,537
Reversal of charges	(273)
Payments	(378)
Impact of changes in foreign currency exchange rates	(77)
Balance as of December 31, 2011	$2,809
2008 Plan
During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries (the “2008 Plan”). The restructuring actions were completed in 2011 and affected 1,982 employees.
In connection with the 2008 Plan, we have incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,209, consisting of $28,060 in severance costs, $9,716 in pension-related costs and $2,433 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. Of the total cost incurred, $1,750 and $4,499 has been allocated to the sensors and controls segments, respectively, and $33,960 has been allocated to Corporate/Other. We do not expect to incur additional charges in the future.
The liability for the 2008 Plan as of December 31, 2011 was $35, which is due to contractual lease-related obligations, for which we expect to make the remaining payments through 2014.

The following tables outlines the changes to the restructuring liability, excluding the costs related to pension, associated with the 2008 Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2008	$11,527	$1,764	$13,291
Charges	12,930	563	13,493
Payments	(21,343)	(2,133)	(23,476)
Impact of changes in foreign currency exchange rates	(150)	(85)	(235)
Balance as of December 31, 2009	2,964	109	3,073
Charges	565	24	589
Reversal of charges	(1,556)	(20)	(1,576)
Payments	(1,491)	(58)	(1,549)
Impact of changes in foreign currency exchange rates	(1)	(1)	(2)
Balance as of December 31, 2010	481	54	535
Charges	58	—	58
Reversal of charges	(148)	(48)	(196)
Payments	(387)	—	(387)
Impact of changes in foreign currency exchange rates	(4)	(5)	(9)
Other	—	34	34
Balance as of December 31, 2011	$—	$35	$35

	Sensors	Controls	Corporate/Other	Total
Balance as of December 31, 2008	$969	$2,901	$9,421	$13,291
Charges	11	465	13,017	13,493
Payments	(871)	(3,048)	(19,557)	(23,476)
Impact of changes in foreign currency exchange rates	22	(203)	(54)	(235)
Balance as of December 31, 2009	131	115	2,827	3,073
Charges	44	122	423	589
Reversal of Charges	(95)	(133)	(1,348)	(1,576)
Payments	(53)	(12)	(1,484)	(1,549)
Impact of changes in foreign currency exchange rates	(1)	(4)	3	(2)
Balance as of December 31, 2010	26	88	421	535
Charges	—	—	58	58
Reversal of Charges	—	(68)	(128)	(196)
Payments	(3)	(38)	(346)	(387)
Impact of changes in foreign currency exchange rates	(5)	1	(5)	(9)
Other	—	34	—	34
Balance as of December 31, 2011	$18	$17	$—	$35
Other
In December 2006, we acquired First Technology Automotive from Honeywell. In January 2007, we announced plans (the “FTAS Plan”) to close or downsize certain facilities and relocate the related manufacturing to our other sites. These actions were completed in 2008 and affected 143 employees. The liability for the FTAS Plan as of December 31, 2011 was $99, which is due to contractual lease-related obligations, for which we expect to make the remaining payments through 2014.
In July 2007, we acquired Airpax. In 2007 and 2008, we announced a series of plans (the “Airpax Plan”) to close certain facilities, to relocate certain manufacturing lines to our other sites, and to terminate certain employees. The restructuring actions described above were completed in 2009 and affected 331 employees. The liability for the Airpax Plan as of December 31, 2011 was $450, which is related to facility exit costs, for which we expect to make payments through 2012.
Other restructuring charges/(reversals) recognized in the fiscal year ended December 31, 2011 were related to the Airpax Plan and certain employees located in a HTS business facility.
Other restructuring charges/(reversals) recognized in the fiscal year ended December 31, 2010 included costs associated with the FTAS Plan of $(228) and costs associated with the termination of a limited number of employees located in various business centers and facilities throughout the world of $1,077, and not the initiation of a larger restructuring program.
Other restructuring charges/(reversals) recognized in the fiscal year ended December 31, 2009 were related to the FTAS Plan.
Summary of Restructuring Programs
The following tables outline amounts associated with all of our restructuring programs described above, including the costs related to pension, and where in the consolidated statements of operations these amounts were recognized for the years ended December 31, 2011, 2010 and 2009.

	2011 Plan	MSP Plan	2008 Plan	Other	Total
For the year ended December 31, 2011
Restructuring	$11,985	$3,264	$(138)	$(99)	$15,012
Currency translation (loss)/gain and other, net	(14)	(77)	(9)	6	(94)
Total	$11,971	$3,187	$(147)	$(93)	$14,918
			2008 Plan	Other	Total
For the year ended December 31, 2010
Restructuring			$(987)	$849	$(138)
Currency translation (loss)/gain and other, net			(2)	45	43
Total			$(989)	$894	$(95)

	2008 Plan	Other	Total
For the year ended December 31, 2009
Restructuring	$18,321	$(235)	$18,086
Currency translation (loss)/gain and other, net	(235)	—	(235)
Total	$18,086	$(235)	$17,851

The following table outlines the current and long-term components of the restructuring liabilities for all plans recognized in the consolidated balance sheets as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Current liabilities	$10,229	$1,267
Long-term liabilities	69	116
	$10,298	$1,383

18. Discontinued Operations
In December 2008, we announced our intent to sell the Automotive Vision sensing business (“Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL Camera”), due to the economic climate and slower than expected demand for its products. We purchased SMaL Camera for $12.0 million in March 2007. We completed the sale of the Vision business during the quarter ended June 30, 2009. Accordingly, there are no results of operations for this business during the years ended December 31, 2011 and 2010.

Results of operations of the Vision business included within loss from discontinued operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the year ended December 31,
	2011	2010	2009
Net revenue	$—	$—	$726
Loss from operations before income tax	$—	$—	$(395)

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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive acquisition, the Airpax acquisition, the MSP acquisition and the HTS acquisition. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies".
The sensors segment is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products help improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently and improve gas mileage. These products are also used in systems that promote safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
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
During 2011, we made a change to an accounting principle as discussed further in Note 2, "Significant Accounting Policies". This change was made retrospectively to the prior periods presented and has been reflected in the table below.

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
	2011	2010	2009
Net revenue:
Sensors	$1,292,817	$969,628	$685,092
Controls	534,128	570,451	449,852
Total net revenue	$1,826,945	$1,540,079	$1,134,944
Segment operating income (as defined above):
Sensors	$389,926	$327,081	$201,254
Controls	175,771	193,301	133,896
Total segment operating income	565,697	520,382	335,150
Corporate/other	(113,256)	(147,143)	(85,627)
Amortization of intangible assets and capitalized software	(141,575)	(144,514)	(153,081)
Impairment of goodwill and intangible assets	—	—	(19,867)
Amortization of inventory step-up to fair value	(1,725)	—	—
Restructuring	(15,012)	138	(18,086)
Profit from operations	294,129	228,863	58,489
Interest expense	(99,557)	(105,416)	(149,766)
Interest income	813	1,020	573
Currency translation (loss)/gain and other, net	(120,050)	45,388	107,695
Income from continuing operations before income taxes	$75,335	$169,855	$16,991
No customer exceeded 10% or more of our net revenue in any of the periods presented.
The following table presents net revenue by product categories for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
	2011	2010	2009
Net revenue:
Pressure sensors	$836,485	$687,047	$456,116
Pressure switches	95,958	98,350	71,946
Temperature sensors	61,316	—	—
Speed and position sensors	161,357	32,954	26,062
Force sensors	69,452	71,977	57,151
Bimetal electromechanical controls	359,291	379,487	298,476
Thermal and magnetic-hydraulic circuit breakers	121,518	131,234	113,855
Power inverters	20,112	19,985	14,341
Interconnection	32,922	39,485	23,180
Other	68,534	79,560	73,817
	$1,826,945	$1,540,079	$1,134,944

The following table presents depreciation and amortization expense of intangible assets and capitalized software for the reported segments for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
	2011	2010	2009
Total depreciation and amortization
Sensors	$29,540	$18,745	$20,036
Controls	7,410	8,320	9,253
Corporate/other(1)	148,998	156,077	172,219
Total	$185,948	$183,142	$201,508
 __________________

(1)
Included within Corporate/other is all of the depreciation and amortization expense associated with the fair value step-up recognized in the 2006 Acquisition, and the acquisitions of First Technology Automotive, Airpax, MSP and HTS. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with the acquisitions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Total assets
Sensors	$623,305	$403,687
Controls	202,146	165,958
Corporate/other(1)	2,631,200	2,818,352
Total	$3,456,651	$3,387,997
 __________________

(1)
Included within Corporate/other as of December 31, 2011 and 2010 is $1,746,821 and $1,528,954, respectively, of goodwill, $737,560 and $723,144, respectively, of intangible assets, $13,433 and $35,198, respectively, of PP&E and $708 and $3,679, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31,
	2011	2010	2009
Total capital expenditures
Sensors	$66,221	$34,989	$6,168
Controls	15,841	10,210	6,995
Corporate/other	7,745	7,713	1,796
Total	$89,807	$52,912	$14,959
Geographic Area Information
The geographic area data below includes net revenue, based on our revenue recognition policies, and PP&E, based on the location of the respective entities.

The following tables present net revenue by geographic area and by significant countries for the years ended December 31, 2011, 2010 and 2009:

	Net Revenue
	For the year ended December 31,
	2011	2010	2009
Americas	$687,770	$641,883	$513,764
Asia Pacific	606,555	504,039	316,047
Europe	532,620	394,157	305,133
	$1,826,945	$1,540,079	$1,134,944

	Net Revenue
	For the year ended December 31,
	2011	2010	2009
United States	$657,591	$608,267	$484,553
The Netherlands	471,304	394,157	305,133
Japan	219,408	205,856	159,909
China	222,401	184,438	134,271
All Other	256,241	147,361	51,078
	$1,826,945	$1,540,079	$1,134,944

The following table presents long-lived assets, exclusive of goodwill and intangible assets, by geographic area and by significant countries as of December 31, 2011 and 2010:

	Long-Lived Assets
	December 31, 2011	December 31, 2010
Americas	$118,460	$101,700
Asia Pacific	174,779	117,285
Europe	46,695	12,708
Total	$339,934	$231,693

	Long-Lived Assets
	December 31, 2011	December 31, 2010
United States	$77,949	$61,821
Malaysia	44,397	44,028
Mexico	39,818	39,009
China	105,174	50,163
The Netherlands	13,219	12,708
Bulgaria	32,485	—
All Other	26,892	23,964
	$339,934	$231,693

20. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2011, 2010 and 2009, the weighted-average shares outstanding for basic and diluted net income/(loss) per share were as follows:

	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Basic weighted-average ordinary shares outstanding	175,306,813	166,277,845	144,056,568
Dilutive effect of stock options	5,662,009	6,384,969	—
Dilutive effect of unvested restricted stock	243,160	283,389	—
Diluted weighted-average ordinary shares outstanding	181,211,982	172,946,203	144,056,568
Net income/(loss) and net income/(loss) per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share. Also, for year ended December 31, 2009, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share. Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding in 2009, as they related to share-based awards associated with our Tranche 2 and 3 grants. These shares were contingently issuable and the contingency had not been satisfied as of that date. In addition, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding in 2011, as they relate to share based awards associated with restricted securities that were not considered probable of vesting during the year. Refer to Note 11, "Share-Based Payment Plans", for further discussion of our share-based payment plans.

	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Anti-dilutive shares excluded	669,450	1,105,697	491,278
Dilutive impact due to net loss	—	—	1,070,585
Contingently issuable shares excluded	214,800	—	7,933,432

21. Unaudited Quarterly Data
A summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 is as follows:

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
For the year ended December 31, 2011
Net revenue	$453,365	$474,313	$455,038	$444,229
Gross profit	$154,803	$168,027	$170,289	$166,984
Net income/(loss)	$24,379	$26,247	$(34,627)	$(9,525)
Basic net income/(loss) per share	$0.14	$0.15	$(0.20)	$(0.05)
Diluted net income/(loss) per share	$0.13	$0.14	$(0.20)	$(0.05)

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
For the year ended December 31, 2010
Net revenue	$387,842	$383,294	$391,806	$377,137
Gross profit	$151,791	$144,648	$151,216	$144,354
Net income/(loss)	$68,610	$(48,389)	$82,519	$27,310
Basic net income/(loss) per share	$0.40	$(0.28)	$0.48	$0.18
Diluted net income/(loss) per share	$0.38	$(0.28)	$0.46	$0.17

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Balance Sheets
(Thousands of U.S. dollars)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$315	$107,441
Intercompany receivables from subsidiaries	17,840	3,136
Prepaid expenses and other current assets	731	219
Total current assets	18,886	110,796
Investment in subsidiaries	1,032,643	900,207
Total assets	$1,051,529	$1,011,003
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$337	$844
Intercompany payables to subsidiaries	3,910	464
Accrued expenses and other current liabilities	2,053	1,650
Total current liabilities	6,300	2,958
Pension obligations	278	264
Total liabilities	6,578	3,222
Total shareholders’ equity	1,044,951	1,007,781
Total liabilities and shareholders’ equity	$1,051,529	$1,011,003

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Operations
(Thousands of U.S. dollars)

	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net revenue	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	1,451	1,654	656
Total operating costs and expenses	1,451	1,654	656
Loss from operations	(1,451)	(1,654)	(656)
Interest expense	—	—	—
Interest income	127	156	—
Currency translation (loss)/gain and other, net	(50)	194	(22)
Loss before income taxes and equity in net income/(loss) of subsidiaries	(1,374)	(1,304)	(678)
Equity in net income/(loss) of subsidiaries	7,848	131,354	(27,003)
Provision for income taxes	—	—	—
Net income/(loss)	$6,474	$130,050	$(27,681)

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Cash Flows
(Thousands of U.S. dollars)

	For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net cash used in operating activities	$(13,217)	$(1,044)	$(302)
Cash flows from investing activities:
Investment in subsidiaries	(114,000)	(346,850)	—
Dividends received from subsidiaries	—	—	876
Net cash (used in)/provided by investing activities	(114,000)	(346,850)	876
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	176	433,539	—
Proceeds from stock option exercises and issuance of restricted securities	19,915	21,855	6
Payments on financing obligations	—	(373)	—
Advance to shareholder	—	—	(266)
Net cash provided by/(used in) financing activities	20,091	455,021	(260)
Net change in cash and cash equivalents	(107,126)	107,127	314
Cash and cash equivalents, beginning of year	107,441	314	—
Cash and cash equivalents, end of year	$315	$107,441	$314

The accompanying notes are an integral part of these condensed financial statements.

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
Sensata Technologies Holding conducts limited separate operations and acts primarily as a holding company. Sensata Technologies B.V. (“STBV”), however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under the new senior secured credit facilities and the indenture governing the notes.
Sensata Technologies Holding has no direct outstanding debt obligations. For a discussion of the debt obligations of the subsidiaries of Sensata Technologies Holding, see Note 8, "Debt", to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The ability of Sensata Technologies Holding to obtain capital from its parent, Sensata Investment Company S.C.A., (“SCA”) is at the discretion of SCA and its managers.

2. Commitments and Contingencies
For a discussion of the commitments and contingencies of the subsidiaries of Sensata Technologies Holding, see Note 14, "Commitments and Contingencies", to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

3. Administrative Services Agreement
In 2009, Sensata Technologies Holding entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in selling, general and administrative expense. During the years ended December 31, 2011 and 2010, Sensata Technologies Holding paid $79 and $281, respectively, related to the Administrative Services Agreement. As of December 31, 2011 and 2010, Sensata Technologies Holding recorded an amount due to SCA of $479 and $226, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
		Charged to expenses/against revenue
For the year ended December 31, 2011
Allowance for doubtful accounts and sales allowances	$10,665	$16,569	$(15,905)	$11,329
For the year ended December 31, 2010
Allowance for doubtful accounts and sales allowances	$12,739	$4,070	$(6,144)	$10,665
For the year ended December 31, 2009
Allowance for doubtful accounts and sales allowances	$10,645	$9,933	$(7,839)	$12,739

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to sales allowances are charged against revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
The required certifications of our Chief Executive Officer and Chief Financial Officer, as well as one from our Chief Accounting Officer are included as Exhibits 31.1-31.3 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management’s report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Almelo, The Netherlands
February 9, 2012

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of
Sensata Technologies Holding N.V.
We have audited Sensata Technologies Holding N.V. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sensata Technologies Holding N.V. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sensata Technologies Holding N.V. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 9, 2012 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Boston, Massachusetts
February 9, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2012 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2012 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2012 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2012 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2012 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements — See “Financial Statements” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

2.	Financial Statement Schedules — See “Financial Statement Schedules” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

3.	Exhibits
EXHIBIT INDEX

3.1	Amended Articles of Association of Sensata Technologies Holding N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement on Form S-1, filed on March 8, 2010).

4.1
Indenture, dated as of May 12, 2011, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 17, 2011).

4.2
First Supplemental Indenture, dated June 9, 2011, among Sensata Technologies (Korea) Limited, a subsidiary of Sensata Technologies B.V., the existing guarantors and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on July 22, 2011).

4.3	Form of 6.5% Senior Note due 2019 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 17, 2011).

10.1
Asset and Stock Purchase Agreement, dated January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.2
Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A of Sensata Technologies B.V., filed on January 24, 2007).

10.3
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

10.8
First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009 of Sensata Technologies B.V., filed on November 13, 2009).

10.9
First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.10
First Amended and Restated Management Securityholders Addendum—Dutchco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.11
First Amended and Restated Management Securityholders Addendum—Luxco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.12
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

10.13
Form of Indemnification Agreement, entered among Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.) and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).

10.14
Administrative Services Agreement, effective as of January 1, 2008, by and between Sensata Investment Company S.C.A. and Sensata Technologies Holding B.V. (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).

10.15
Joint Development and Exclusive Supply Agreement, dated July 1, 1998, between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Measurement Specialties, Inc., as amended (incorporated by reference to Exhibit 10.54 to Amendment No. 4 to the Registration Statement on Form S-1, filed on February 26, 2010).

10.16
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

10.17	Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).

10.18	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).

10.19
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

10.21
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Thomas Wroe, Jr. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Sensata Technologies N.V., filed on April 22, 2011).

10.22
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Sensata Technologies N.V., filed on April 22, 2011).

10.23
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Sensata Technologies N.V., filed on April 22, 2011).

10.24
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Steven M. Major (incorporated by referent to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Sensata Technologies N.V., filed on April 22, 2011).

10.25
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of Sensata Technologies N.V., filed on April 22, 2011).

10.26
Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc., as administrative agent, the initial l/c issuer and initial swing line lender named therein, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 17, 2011).

10.27
Domestic Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., Sensata Technologies Massachusetts, Inc. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 17, 2011).

10.28
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 17, 2011).

10.29
Foreign Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Holding Company US B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Japan Limited, Sensata Technologies Malaysia Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 17, 2011).

10.30
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 17, 2011).

10.31
Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 17, 2011).

10.32
Domestic Pledge Agreement, dated as of May 12, 2011, made by each of Sensata Technologies B.V. and Sensata Technologies Holding Company US B.V. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on May 17, 2011).

10.33
Domestic Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on May 17, 2011).

10.34
Share Purchase Agreement, dated June 14, 2011, by and among Sensata Technologies, Inc., Elex N.V. and Epiq N.V. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011).

10.35	Employment Agreement dated July 14, 2011, between Sensata Technologies, Inc. and Robert Hureau (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 15, 2011).

10.36	Form of April 1, 2011 Option Agreement to Thomas Wroe, Martha Sullivan and Steven Major .**

10.37	Form of April 1, 2011 Restricted Securities Agreement to Thomas Wroe, Martha Sullivan and Steven Major.**

10.38	Form of Amended Options Agreement.**

10.39	Amendment to Award Agreement between Sensata Technologies Holding N.V. and Jeffrey Cote dated January 23, 2012.**

18.1	Letter regarding change in accounting principle.**

21.1	Subsidiaries of Sensata Technologies Holding N.V.**

23.1	Consent of Ernst & Young LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. **

101
The following materials from Sensata's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to Consolidated Financial Statements, (vi) Schedule I — Condensed Financial Information of the Registrant and (vii) — Valuation and Qualifying Accounts.

 __________________

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Chief Executive Officer
Date: February 9, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE	Principal Executive Officer	February 9, 2012
Thomas Wroe

/S/ ROBERT HUREAU	Principal Financial Officer	February 9, 2012
Robert Hureau

/S/ CHRISTINE CREIGHTON	Principal Accounting Officer	February 9, 2012
Christine Creighton

/S/ ED CONARD	Director	February 9, 2012
Ed Conard

/S/ PAUL EDGERLEY	Director	February 9, 2012
Paul Edgerley

/S/ MICHAEL JACOBSON	Director	February 9, 2012
Michael Jacobson

/S/ JOHN LEWIS	Director	February 9, 2012
John Lewis

/S/ SETH MEISEL	Director	February 9, 2012
Seth Meisel

/S/ CHARLES PEFFER	Director	February 9, 2012
Charles Peffer

/S/ KIRK POND	Director	February 9, 2012
Kirk Pond

/S/ MICHAEL WARD	Director	February 9, 2012
Michael Ward

/S/ STEPHEN ZIDE	Director	February 9, 2012
Stephen Zide

/S/ THOMAS WROE	Authorized Representative in the United States	February 9, 2012
Thomas Wroe