Form 10-Q
period 2012-03-31
Sensata Technologies Holding N.V.
filed 2012-05-01
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-34652
_____________________________________
SENSATA TECHNOLOGIES HOLDING N.V.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

THE NETHERLANDS	98-0641254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-879-555
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Former name, former address and former fiscal year, if changed since last report.
_____________________________________
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 13, 2012, 177,085,892 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(Thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$193,106	$92,127
Accounts receivable, net of allowances of $11,570 and $11,329 as of March 31, 2012 and December 31, 2011, respectively	290,557	261,425
Inventories	200,460	197,542
Deferred income tax assets	10,065	9,989
Prepaid expenses and other current assets	32,101	32,083
Total current assets	726,289	593,166
Property, plant and equipment at cost	600,684	593,039
Accumulated depreciation	(261,597)	(254,116)
Property, plant and equipment, net	339,087	338,923
Goodwill	1,748,239	1,746,821
Other intangible assets, net	701,450	737,560
Deferred income tax assets	4,086	4,086
Deferred financing costs	25,421	26,477
Other assets	9,459	9,618
Total assets	$3,554,031	$3,456,651
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,816	$13,741
Accounts payable	185,850	155,346
Income taxes payable	3,987	6,012
Accrued expenses and other current liabilities	114,264	100,674
Deferred income tax liabilities	3,479	3,479
Total current liabilities	321,396	279,252
Deferred income tax liabilities	275,399	262,091
Pension and post-retirement benefit obligations	22,449	22,287
Capital lease and other financing obligations, less current portion	43,260	43,478
Long-term debt, net of discount, less current portion	1,775,938	1,778,491
Other long-term liabilities	24,989	26,101
Commitments and contingencies
Total liabilities	2,463,431	2,411,700
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 177,097,565 and 176,466,849 shares issued as of March 31, 2012 and December 31, 2011, respectively	2,272	2,264
Treasury shares, at cost, 11,973 shares as of March 31, 2012 and December 31, 2011	(136)	(136)
Additional paid-in capital	1,563,971	1,557,211
Accumulated deficit	(452,248)	(491,164)
Accumulated other comprehensive loss	(23,259)	(23,224)
Total shareholders’ equity	1,090,600	1,044,951
Total liabilities and shareholders’ equity	$3,554,031	$3,456,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Thousands of U.S. dollars, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Net revenue	$492,008	$444,229
Operating costs and expenses:
Cost of revenue	325,248	277,245
Research and development	13,294	8,767
Selling, general and administrative	38,579	44,444
Amortization of intangible assets and capitalized software	36,126	34,252
Restructuring	563	647
Total operating costs and expenses	413,810	365,355
Profit from operations	78,198	78,874
Interest expense	(25,215)	(23,113)
Interest income	241	253
Currency translation gain/(loss) and other, net	4,173	(40,644)
Income before taxes	57,397	15,370
Provision for income taxes	18,481	24,895
Net income/(loss)	$38,916	$(9,525)
Basic net income/(loss) per share:	$0.22	$(0.05)
Diluted net income/(loss) per share:	$0.21	$(0.05)

Comprehensive income/(loss)	$38,881	$(7,717)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)
(unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income/(loss)	$38,916	$(9,525)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	14,844	10,802
Amortization of deferred financing costs and original issue discounts	1,356	2,086
Currency translation loss on debt	356	46,781
Share-based compensation	1,916	2,036
Amortization of inventory step-up to fair value	—	524
Amortization of intangible assets and capitalized software	36,126	34,252
Gain on disposition of assets	(723)	(197)
Deferred income taxes	13,232	18,701
Other non-cash items	(4,374)	(1,938)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(28,218)	(39,279)
Inventories	(2,918)	(4,217)
Prepaid expenses and other current assets	16	(4,139)
Accounts payable and accrued expenses	47,600	34,757
Income taxes payable	(2,025)	591
Other	(1,150)	(9,305)
Net cash provided by operating activities	114,954	81,930
Cash flows from investing activities:
Acquisition of Magnetic Speed and Position, net of cash received	—	(136,872)
Additions to property, plant and equipment and capitalized software	(15,934)	(22,061)
Proceeds from sale of assets	459	600
Net cash used in investing activities	(15,475)	(158,333)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,852	6,335
Payments on debt	(3,249)	(4,267)
Payments of debt issuance costs	(103)	—
Net cash provided by financing activities	1,500	2,068
Net change in cash and cash equivalents	100,979	(74,335)
Cash and cash equivalents, beginning of period	92,127	493,662
Cash and cash equivalents, end of period	$193,106	$419,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Business Description
The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.” As of March 31, 2012, Sensata Investment Company SCA ("SCA") owned approximately 51% of our ordinary shares. The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management.
On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business of Texas Instruments Incorporated (“TI” or "Texas Instruments") for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “2006 Acquisition”).
We are incorporated under the laws of the Netherlands, and were purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. We conduct our operations through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands, Belgium, China and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria and the U.S. We organize our operations into the sensors and controls businesses.
Our sensors business is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently and improve gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures direct current (“DC”) to alternating current (“AC”) power inverters, which enable the operation of electronic equipment when grid power is not available.
In March 2010, we completed the initial public offering (“IPO”) of our ordinary shares.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
All intercompany balances and transactions have been eliminated.
All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.

2. Inventories
The components of inventories as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Finished goods	$69,955	$68,884
Work-in-process	44,532	45,420
Raw materials	85,973	83,238
Total	$200,460	$197,542

3. Acquisitions
High-Temperature Sensing
On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for estimated total consideration of $319.9 million subject to working capital and other adjustments. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition will be referred to as High Temperature Sensing (“HTS”). We have incurred $2.5 million in transaction costs which have been recognized within selling, general and administrative (“SG&A”) expense during fiscal year 2011. As of March 31, 2012, we had recognized a receivable from the sellers of approximately $3.7 million, net of a currency revaluation adjustment, of purchase consideration related to estimated working capital and other adjustments.
HTS has operations in Belgium, Bulgaria, U.S., and China. This acquisition was structured as a stock purchase of the Sensor-NITE Group Companies. The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$20,330
Inventories	27,197
Prepaid expenses and other current assets	4,945
Property, plant and equipment	32,440
Other intangible assets	112,275
Goodwill	171,336
Other non-current assets	48
Accounts payable and accrued expenses	(22,424)
Other long term liabilities	(30,316)
Fair value of net assets acquired, excluding cash and cash equivalents	315,831
Cash and cash equivalents	4,080
Fair value of net assets acquired	$319,911
The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuations of property, plant and equipment are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $171.3 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives. The following table presents the acquired intangible assets, their estimated fair values and weighted-average lives.

	Acquisition Date Fair Value	Weighted- Average Lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$64,656	14
Customer relationships	43,056	5
Tradenames	4,464	8
Computer software	99	3
	$112,275	10

Pro Forma Results

During 2011, we completed the acquisitions of Magnetic Speed and Position ("MSP") and HTS. Net revenue for MSP included in our condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2011 was $25,949. We do not believe the first quarter 2011 earnings of MSP were significant to our consolidated earnings. The following table presents the pro forma net revenue and earnings for period ended March 31, 2011 of the combined entity had we acquired HTS and MSP on January 1, 2010.

Pro Forma Net Revenue	$500,354
Pro Forma Earnings	$2,028
4. Restructuring Costs
Our restructuring programs are described below.
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites.
The total expected restructuring costs in connection with the 2011 Plan is estimated to be approximately $20 million to $24 million, consisting of approximately $10 million in severance costs and the remaining $10 million to $14 million in facility exit and other costs. In connection with the 2011 Plan, we have incurred cumulative costs of $12,066, excluding the impact of changes in foreign currency, of which $9,466 was related to severance costs, which included $537 of pension settlement charges, $2,503 was associated with a write-down related to assets in our Cambridge, Maryland facility, and $97 was related to facility exit and other costs. The liability for this plan as of March 31, 2012 was $5,548 and was related to severance costs. In connection with this plan, 105 employees have been severed as of March 31, 2012. We expect the actions to be completed in 2013 and estimate these actions will affect approximately 354 employees.
The following table outlines the changes to the restructuring liability for the 2011 Plan since December 31, 2011:

	Severance	Facility Exit and Other Costs
Balance as of December 31, 2011	$6,836	$—
Charges	184	97
Reversal of charges	(200)	—
Payments	(1,296)	(97)
Impact of changes in foreign currency exchange rates	24	—
Balance as of March 31, 2012	$5,548	$—

MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consist primarily of severance and other costs recognized through the expected service period of the affected employees. The actions are expected to affect 179 employees and cost approximately $4,370. As of March 31, 2012, we have incurred cumulative costs of $3,780, all of which were related to severance costs. In connection with this plan, 47 employees have been severed as of March 31, 2012 and we anticipate these actions will be completed and payments will be made through the first quarter of 2013.
The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2011:

Severance
Balance as of December 31, 2011	$2,809
Charges	629
Reversal of charges	(113)
Payments	(305)
Impact of changes in foreign currency exchange rates	4
Balance as of March 31, 2012	$3,024

Summary of Restructuring Programs
The following table outlines amounts recorded within the condensed consolidated statements of comprehensive income/(loss) associated with our restructuring activities, and where these amounts were recognized for the three months ended March 31, 2012 and 2011.
The “Other” net restructuring charges/(reversals) recognized during the three months ended March 31, 2012 and March 31, 2011 were associated with remaining activity related to restructuring actions announced prior to fiscal year 2010 and other activities not related to the initiation of a larger restructuring program.

	For the three months ended March 31, 2012				For the three months ended March 31, 2011
	2011 Plan	MSP Plan	Other	Total	2008 Plan	MSP Plan	Other	Total
Restructuring	$81	$516	$(34)	$563	$50	$767	$(170)	$647
Currency translation gain/(loss) and other, net	24	4	2	30	2	1	11	14
Total	$105	$520	$(32)	$593	$52	$768	$(159)	$661
5. Debt
Our debt as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Term Loan Facility	$1,091,750	$1,094,500
Senior Notes	700,000	700,000
Less: Term Loan Facility discount	(4,812)	(5,009)
Less: current portion	(11,000)	(11,000)
Long-term debt, net of discount, less current portion	$1,775,938	$1,778,491

Capital lease and other financing obligations	$46,076	$46,219
Less: current portion	(2,816)	(2,741)
Capital lease and other financing obligations, less current portion	$43,260	$43,478

There were no borrowings outstanding on the revolving credit facility as of March 31, 2012 and December 31, 2011.
2011 Refinancing
In May 2011, we completed a series of refinancing transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the “Senior Notes”) and the execution of a credit agreement providing for new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1,100.0 million term loan (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
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
Pursuant to the credit agreement, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on $250.0 million regardless of any portion used. The commitment fee is subject to a pricing grid based on our leverage ratio.

The spreads on the commitment fee range from 25 to 50 basis points.
Under the Revolving Credit Facility, there is $244.1 million of availability (net of $5.9 million in letters of credit) as of March 31, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.

Senior Notes
The Senior Notes were issued under an indenture dated May 12, 2011 (the "Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The Senior Notes were offered at an original issue price of 100.0%. The Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year. Our obligations under the Senior Notes are guaranteed by all of STBV’s existing and future wholly-owned subsidiaries that guarantee our obligations under the New Senior Secured Credit Facilities. The Senior Notes and the guarantees are unsecured senior obligations of STBV and the Guarantors.
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
Restrictions
As of March 31, 2012 for purposes of the Senior Notes and New Senior Secured Credit Facilities, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

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

The net assets of STBV subject to these restrictions totaled $1,073.6 million at March 31, 2012.
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
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2012 and December 31, 2011, accrued interest totaled $22,967 and $11,727, respectively.
6. Income Taxes
We recorded tax provisions for the three months ended March 31, 2012 and 2011 of $18,481 and $24,895, respectively. Our tax provision consisted of current tax expense, which related primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill and the use of net operating losses.

7. Pension and Other Post-Retirement Benefits

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2012 and 2011 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$48	$570	$60	$63	$724	$653	$832	$1,286
Interest cost	500	671	143	149	292	265	935	1,085
Expected return on plan assets	(968)	(677)	—	—	(253)	(197)	(1,221)	(874)
Amortization of net loss	—	103	27	4	95	91	122	198
Amortization of prior service cost	—	—	—	—	3	3	3	3
Net periodic benefit cost	$(420)	$667	$230	$216	$861	$815	$671	$1,698

Effective January 31, 2012, we froze our U.S. pension plans. The freeze reduced our net periodic benefit cost recorded in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
8. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our options and restricted securities awards recorded within SG&A expense in the condensed consolidated statements of comprehensive income/(loss) during the identified periods.

	For the three months ended
	March 31, 2012	March 31, 2011
Stock options	$1,771	$1,867
Restricted securities	145	169
Total share-based compensation expense	$1,916	$2,036

During the three months ended March 31, 2012, 630,716 ordinary shares were issued as a result of stock option exercises.
9. Commitments and Contingencies
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
Our policy is to accrue for warranty claims when a loss is both probable and estimable. This is accomplished by reserving for estimated returns and estimated costs to replace the product at the time the related revenue is recognized. Liabilities for warranty claims have historically not been material. In some instances, customers may make claims for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings and Claims.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in the early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of March 31, 2012 or December 31, 2011.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of Sensata Technologies, Inc. (“STI”) acquired through our acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundments and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.
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
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. See our Annual Report on Form 10-K for the year ended December 31, 2011, Note 14, “Commitments and Contingencies” for historical details of such claims.
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
As of March 31, 2012 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. Discovery is ongoing with expected completion by June 1, 2012, and trial scheduled to begin on September 10, 2012.
As of March 31, 2012, we were a defendant in 20 additional lawsuits in which plaintiffs have alleged property damage caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $0.8 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.3 million as of March 31, 2012. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matters. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or may incur in the future will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred prior to December 31, 2011. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
Coffeemakers/SGL Italia: Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted recalls of their products and reported several third-party fire incidents. Both of these customers filed lawsuits against us, but only one lawsuit is still pending, Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7. The plaintiff is alleging €4.2 million in damages. We filed our first required response in the Milan court in February 2012. We have denied liability in this matter and do not believe a loss is probable. The other lawsuit was resolved during 2011. As of March 31, 2012, we have not recorded a reserve for these matters.
European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer first brought this claim in June 2010, and is seeking reimbursement of incurred and estimated future costs of €6.1 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of March 31, 2012, we have not recorded a reserve for this claim.
Venmar: We are involved in one lawsuit, and several claims and pre-claim investigative matters involving products sold by us to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. Claims are unspecified, but two of the matters involve property damage in excess of $1 million. We do not believe that a loss is probable. Accordingly, as of March 31, 2012, we have not recorded a reserve for these matters.
FCPA Voluntary Disclosure
During 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the United States Department of Justice and the Securities and Exchange Commission to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We are continuing to cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying condensed consolidated financial statements.

10. Fair Value Measures
Our assets and liabilities reported at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•
Level 2 inputs utilize inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fell.

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$—	$52	$—	$—	$205	$—
Commodity forward contracts	—	960	—	—	110	—
Interest rate caps	—	322	—	—	724	—
Total	$—	$1,334	$—	$—	$1,039	$—
Liabilities
Foreign currency forward contracts	$—	$111	$—	$—	$82	$—
Commodity forward contracts	—	2,321	—	—	6,009	—
Total	$—	$2,432	$—	$—	$6,091	$—
The valuations of the derivatives intended to mitigate our interest rate risk are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 11, “Derivative Instruments and Hedging Activities,” under the caption “Cash Flow Hedges of Interest Rate Risk.”
The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 11, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Commodity Risk.”
The valuations of the foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 11, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Foreign Exchange Risk.”

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of March 31, 2012, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Financial Instruments Not Recorded at Fair Value
The carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities:
Term Loan Facility(1)	$1,086,938	$—	$1,083,710	$—	$1,089,491	$—	$1,101,243	$—
Senior Notes	$700,000	$—	$729,750	$—	$700,000	$—	$697,816	$—

(1)	The carrying value is presented net of discount.
The fair value of our term loans and our notes is determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash, trade receivables and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.
11. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as a hedging instrument for accounting purposes, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 10, “Fair Value Measures.”

We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.

Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we primarily use interest rate caps, swaps, and collars as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the three months ended March 31, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2012 and 2011, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of March 31, 2012, we estimated that $0.8 million will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2013.
As of March 31, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$350.0	March 5, 2009	Amortizing	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%
Non-designated Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements, to manage this exposure. In accordance with ASC 815, changes in the fair value of derivatives not designated in hedging relationships are recorded in the condensed consolidated statements of comprehensive income/(loss). We record these changes as a component of Currency translation gain/(loss) and other, net.

As of March 31, 2012, we had the following outstanding foreign currency rate derivatives that were not designated as cash flow hedges of foreign currency risk:

Foreign Currency Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Foreign currency forward contract	21.0 EUR	March 28, 2012	June 29, 2012	Euro to U.S. Dollar Exchange Rate	1.33 USD
Foreign currency forward contract	6,000.0 KRW	March 28, 2012	June 29, 2012	U.S. Dollar to South Korean Won Exchange Rate	1,145.30 KRW
Foreign currency forward contract	30.0 MYR	March 28, 2012	June 29, 2012	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.08 MYR
Foreign currency forward contract	94.0 MXN	March 28, 2012	June 29, 2012	U.S. Dollar to Mexican Peso Exchange Rate	12.87 MXN
Foreign currency forward contract	10.0 EUR	March 5, 2012	April 3, 2012	Euro to U.S. Dollar Exchange Rate	1.32 USD
Foreign currency forward contract	35.9 MXN	March 5, 2012	April 3, 2012	U.S. Dollar to Mexican Peso Exchange Rate	12.84 MXN
In addition, we continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.
Non-designated Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the strict hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the statements of comprehensive income/(loss) as a component of Currency translation gain/(loss) and other, net.
We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of March 31, 2012:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	885,719 troy oz.	April 2012 -December 2013	$33.56
Gold	8,062 troy oz.	April 2012 -December 2013	$1,689.73
Nickel	424,977 pounds	April 2012 -December 2013	$8.98
Aluminum	2,539,456 pounds	April 2012 -December 2013	$1.08
Copper	3,113,457 pounds	April 2012 -December 2013	$3.70
Platinum	5,520 troy oz.	April 2012 -December 2013	$1,642.25
Palladium	525 troy oz.	April 2012 -December 2013	$648.67
The notional amounts above represent the total volumes we have hedged for the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$322	Other assets	$724		$—		$—
Total		$322		$724		$—		$—
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$950	Prepaid expenses and other current assets	$110	Accrued expenses and other current liabilities	$2,228	Accrued expenses and other current liabilities	$6,009
Commodity forward contracts	Other assets	10		—	Other long-term liabilities	93		—
Foreign currency forward contracts	Prepaid expenses and other current assets	52	Prepaid expenses and other current assets	205	Accrued expenses and other current liabilities	111	Accrued expenses and other current liabilities	82
Total		$1,012		$315		$2,432		$6,091
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of March 31, 2012:

Net unrealized loss on derivative instruments
Balance as of December 31, 2011	$(3,127)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(402)
Amount of loss reclassified into interest expense	242
Balance as of March 31, 2012	$(3,287)

The following table presents the effect of our derivative financial instruments and their classification on the condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2012 and 2011:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Income/(Loss) on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2012	2011		2012	2011
Interest Rate Products	$(402)	$(110)	Interest expense	$(242)	$(1,717)
The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2012 and 2011:

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2012	2011
Commodity forward contracts	$3,753	$4,224	Currency translation gain/(loss) and other, net
Foreign currency forward contracts	$(587)	$—	Currency translation gain/(loss) and other, net
Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision where if we default on our indebtedness where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2012, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk was $2,519. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination value.

12. Currency Translation Gain/(Loss) and Other, net
Currency translation gain/(loss) and other, net consisted of the following for the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011
Currency translation gain/(loss) on debt	$356	$(46,781)
Currency translation gain on net monetary assets	419	1,885
Gain on commodity forward contracts	3,753	4,224
Loss on foreign currency forward contracts	(587)	—
Other	232	28
Total Currency translation gain/(loss) and other, net	$4,173	$(40,644)
13. Segment Reporting
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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition, the Airpax Acquisition, the MSP acquisition, and the HTS acquisition. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in

Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2011.
The sensors segment is a manufacturer of pressure, force, temperature, speed and position sensors, and electromechanical sensors products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently and improve gas mileage. These products are also in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
The controls segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011
Net revenue:
Sensors	$359,594	$301,378
Controls	132,414	142,851
Total net revenue	$492,008	$444,229
Segment operating income (as defined above):
Sensors	$97,940	$96,187
Controls	42,161	49,357
Total segment operating income	140,101	145,544
Corporate and other	(25,214)	(31,247)
Amortization of intangible assets and capitalized software	(36,126)	(34,252)
Restructuring	(563)	(647)
Amortization of inventory step-up to fair value	—	(524)
Profit from operations	78,198	78,874
Interest expense	(25,215)	(23,113)
Interest income	241	253
Currency translation gain/(loss) and other, net	4,173	(40,644)
Income before income taxes	$57,397	$15,370
14. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2012 and 2011, the weighted-average shares outstanding for basic and diluted net income/(loss) per share were as follows:

	For the three months ended
	March 31, 2012	March 31, 2011
Basic weighted-average ordinary shares outstanding	176,765,824	173,943,081
Dilutive effect of stock options	4,547,789	—
Dilutive effect of unvested restricted stock	191,082	—
Diluted weighted-average ordinary shares outstanding	181,504,695	173,943,081

Net income/(loss) and net income/(loss) per share are presented in the condensed consolidated statements of comprehensive income/(loss).
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income/(loss) per share. For the three months ended March 31, 2011, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share.
Also, for the three months ended March 31, 2012, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding, as they relate to share-based awards associated with restricted securities that were not considered probable of vesting. These shares were contingently issuable and the contingency has not been satisfied as of that date.

	For the three months ended
	March 31, 2012	March 31, 2011
Anti-dilutive shares excluded	880,575	133,800
Contingently issuable shares excluded	216,300	—
Anti-dilutive impact due to net loss	—	6,864,841

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations.
We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: general conditions in the automotive industry; continued fundamental changes in the industries in which we operate; continued pricing and other pressures from our customers; our ability to attract and retain key personnel; our ability to maintain existing relationships with customers and our exposure to industry and customer-specific demand fluctuations; risks associated with our non-U.S. operations; and competitive pressures in the markets in which we compete, which could require us to lower our prices or result in reduced demand for our products.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC in February 2012 and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All percentage amounts and ratios were calculated using the underlying data in whole dollars and may not reflect rounding adjustments.
Acquisitions
In August 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for estimated total consideration of $319.9 million subject to working capital and other adjustments. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition will be referred to as High Temperature Sensing (“HTS”). Sensor-NITE is a leading manufacturer of high temperature sensors used in the exhaust after-treatment systems of diesel and leading-edge gasoline engines. The business has operations in Belgium and Bulgaria.
In January 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for total consideration of $152.5 million. We refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China. MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South

Korea and China. This acquisition was structured as a purchase of assets in the U.S., South Korea and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China.
Results of Operations
The table below presents our results of operations in millions of dollars and as a percentage of net revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this report. During 2011, we made a change to an accounting principle related to the classification of interest and penalties associated with uncertain tax positions as discussed in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2011. This change was made retrospectively to the prior period presented and has been reflected in the table below. Amounts and percentages below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	For the three months ended
	March 31, 2012		March 31, 2011
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$359.6	73.1%	$301.4	67.8%
Controls	132.4	26.9	142.9	32.2
Net revenue	492.0	100.0	444.2	100.0
Operating costs and expenses:
Cost of revenue	325.2	66.1	277.2	62.4
Research and development	13.3	2.7	8.8	2.0
Selling, general and administrative	38.6	7.8	44.4	10.0
Amortization of intangible assets and capitalized software	36.1	7.3	34.3	7.7
Restructuring	0.6	0.1	0.6	0.1
Total operating costs and expenses	413.8	84.1	365.4	82.2
Profit from operations	78.2	15.9	78.9	17.8
Interest expense, net	(25.0)	(5.1)	(22.9)	(5.1)
Currency translation gain/(loss) and other, net	4.2	0.8	(40.6)	(9.1)
Income before taxes	57.4	11.7	15.4	3.5
Provision for income taxes	18.5	3.8	24.9	5.6
Net income/(loss)	$38.9	7.9%	$(9.5)	(2.1)%
Net revenue. Net revenue for the three months ended March 31, 2012 increased $47.8 million, or 10.8%, to $492.0 million from $444.2 million for the three months ended March 31, 2011. Net revenue increased 13% due to higher volumes partially offset by a decrease of 2% due to pricing and a decrease of 1% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and other factors. The increase in volumes was due to 10% growth related to the acquisitions of HTS and MSP and 7% growth in content, partially offset by a decrease of 2% in our emerging markets and a decrease of 1% in our mature markets.
Sensors business segment net revenue for the three months ended March 31, 2012 increased $58.2 million, or 19.3%, to $359.6 million from $301.4 million for the three months ended March 31, 2011. Sensors net revenue increased 23% due to higher volumes partially offset by a decrease of 2% due to pricing and a decrease of 2% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and other factors. The increase in volumes was primarily due to the acquired businesses, content, and mature markets, partially offset by emerging markets.
Controls business segment net revenue for the three months ended March 31, 2012 decreased $10.4 million, or 7.3%, to $132.4 million from $142.9 million for the three months ended March 31, 2011. Controls net revenue decreased 8% due to lower volumes. The effect of foreign currency exchange rates and pricing each had less than a 1% impact on the change in net revenue. The decrease in volumes was primarily due to mature and emerging markets partially offset by content.
Cost of revenue. Cost of revenue for the three months ended March 31, 2012 and 2011 was $325.2 million (66.1% of net revenue) and $277.2 million (62.4% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, the effect of the acquired businesses and depreciation expense. Depreciation expense for the three months ended March 31, 2012 and 2011 was $14.8 million and $10.8 million, of which $13.8 million and $9.8 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of the acquired businesses.
Research and development expense. Research and development (“R&D”) expense for the three months ended March 31, 2012 and 2011 was $13.3 million (2.7% of net revenue) and $8.8 million (2.0% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.
Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2012 and 2011 was $38.6 million (7.8% of net revenue) and $44.4 million (10.0% of net revenue), respectively. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011.
Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended March 31, 2012 and 2011 was $36.1 million and $34.3 million, respectively. The increase is primarily due to the amortization of intangibles recognized in connection with the HTS and MSP acquisitions.
Restructuring. Restructuring expense for the three months ended March 31, 2012 and March 31, 2011 was $0.6 million.
Interest expense, net. Interest expense, net for the three months ended March 31, 2012 and 2011 was $25.0 million and $22.9 million, respectively. Interest expense, net for the three months ended March 31, 2012 consisted primarily of $22.4 million in interest expense on our outstanding debt, $1.4 million in amortization of deferred financing costs, $0.9 million in interest associated with our capital lease and other financing obligations, and $0.2 million in interest associated with our outstanding derivative instruments. Interest expense, net for the three months ended March 31, 2011 consisted primarily of $18.2 million of interest expense on our outstanding debt, $2.1 million of amortization of deferred financing costs, $1.7 million in interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations. The increase in interest expense on our indebtedness was due to a higher interest rate on our refinanced term loan facility, partially offset by lower indebtedness as compared to the prior year.
Currency translation gain/(loss) and other, net. Currency translation gain/(loss) and other, net for the three months ended March 31, 2012 and 2011 was $4.2 million and $(40.6) million, respectively. Currency translation gain/(loss) and other, net for the three months ended March 31, 2012 consisted primarily of $3.8 million in net gains associated with our commodity forward contracts. Currency translation gain/(loss) and other, net for the three months ended March 31, 2011 consisted primarily of $(46.8) million in currency losses resulting from the re-measurement of our foreign currency denominated debt that was refinanced with U.S. dollar denominated debt, partially offset by $4.2 million in net gains associated with our commodity forward contracts and $1.9 million in net currency gains resulting from the re-measurement of net monetary assets denominated in foreign currencies.
Provision for income taxes. Provision for income taxes for the three months ended March 31, 2012 and 2011 totaled $18.5 million and $24.9 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The decrease in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions.
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
Liquidity and Capital Resources
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2012 and 2011. We have derived the summarized statements of cash flows for the three months ended March 31, 2012 and 2011 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Amounts in millions)	March 31, 2012	March 31, 2011
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income/(loss) adjusted for non-cash items	$101.6	$103.5
Changes in operating assets and liabilities	13.3	(21.6)
Operating activities	115.0	81.9
Investing activities	(15.5)	(158.3)
Financing activities	1.5	2.1
Net change	$101.0	$(74.3)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $115.0 million compared to $81.9 million for the three months ended March 31, 2011. This increase was primarily due to changes in operating assets and liabilities.
Changes in operating assets and liabilities for the three months ended March 31, 2012 and 2011 totaled $13.3 million and $(21.6) million, respectively. The most significant component of the increase in cash resulting from changes in operating assets and liabilities for the three months ended March 31, 2012 was an increase in accounts payable and accrued expenses of $47.6 million. The increase in cash was partially offset by an increase in accounts receivable, net of $28.2 million and an increase in inventories of $2.9 million. The increase in accounts payable and accrued expenses was due to timing of payments to our suppliers and payments of interest associated with our debt. The increase in accounts receivable, net was due to higher revenue during the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011. The increase in inventories was due to higher volume and customer demand and due to building safety stock to support the businesses as we integrate acquired businesses and move certain of our production lines.
The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the three months ended March 31, 2011 were an increase of $39.3 million in accounts receivable, a decrease in other of $9.3 million and an increase in prepaid expenses and other current assets of $4.1 million, partially offset by an increase in accounts payable and accrued expenses of $34.8 million. The increase in accounts receivable, net was due to higher revenue during the quarter ended March 31, 2011 compared to the quarter ended December 31, 2010. The decrease in other primarily resulted from contributions to the U.S. qualified pension plan. The increase in prepaid expenses and other current assets resulted primarily from an increase in VAT receivables related to our purchase of certain assets in connection with the acquisition of MSP. The increase in accounts payable and accrued expenses was due to higher revenue and the corresponding increase in purchases to meet the demand and higher accrued interest.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2012 was $15.5 million compared to $158.3 million for the three months ended March 31, 2011. Net cash used in investing activities during the three months March 31, 2012 consisted primarily of $15.9 million in capital expenditures. The capital expenditures during the three months ended March 31, 2012 primarily related to investments associated with increasing our manufacturing capacity.

Net cash used in investing activities for the three months ended March 31, 2011 consisted primarily of $136.9 million related to the acquisition of MSP and $22.1 million in capital expenditures. The capital expenditures made during the quarter related to investments associated with increasing our manufacturing capacity.
In 2012, we anticipate spending approximately $60 million to $80 million on capital expenditures, which we plan to fund with cash flows from operations.
Financing activities. Net cash provided by financing activities for the three months ended March 31, 2012 was $1.5 million compared to $2.1 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, net cash provided by financing activities consisted primarily of proceeds of $4.9 million from the exercise of stock options for 0.6 million ordinary shares, partially offset by repayments on our debt of $3.2 million. For the three months ended March 31, 2011, net cash provided by financing activities consisted primarily of proceeds of $6.3 million from the exercise of stock options for 0.9 million ordinary shares, partially offset by repayments on our debt of $4.3 million.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2012, we had $1,837.8 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of March 31, 2012 is as follows:

March 31, 2012
Term Loan Facility	$1,091,750
Senior Notes	700,000
Less: Term Loan Facility discount	(4,812)
Less: current portion	(11,000)
Long-term debt, net of discount, less current portion	$1,775,938

Capital lease and other financing obligations	$46,076
Less: current portion	(2,816)
Capital lease and other financing obligations, less current portion	$43,260
There were no borrowings outstanding on the revolving credit facility as of March 31, 2012.
In May 2011, we completed a series of refinancing transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the “Senior Notes”) and the execution of a credit agreement providing for new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a $1,100.0 million term loan (the “Term Loan Facility”) and a $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the New Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the New Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the New Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. Restrictions on our indebtedness and liquidity are described in Note 5, "Debt," included elsewhere in this Quarterly Report on Form 10-Q.
Under the Revolving Credit Facility, there is $244.1 million of availability (net of $5.9 million in letters of credit) as of March 31, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.
Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the New Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2012, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.
Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 27, 2012, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was B1 with positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB- with stable outlook.
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
As of March 31, 2012, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see Note 5, "Debt," included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our market risk since December 31, 2011. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.
The required certifications of our Chief Executive Officer and Chief Financial Officer, as well as one from our Chief Accounting Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and change in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Evaluation of disclosure controls and procedures
With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Information regarding legal proceedings is discussed in Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The information presented below updates and should be read in connection with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Increasing costs for, or limitations on the supply of or access to, manufactured components and raw materials may adversely affect our business and results of operations.
We use a broad range of manufactured components, subassemblies and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, nickel, and certain rare earth metals, which may experience significant volatility in their prices and availability. We have entered into hedge arrangements in an attempt to minimize commodity pricing volatility and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles. Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, our Magnetic Speed and Position business utilizes magnets containing certain rare earth metals in its products. We procure magnets from third-party suppliers, who generally source rare earth metals from China. If China limits the export of such materials, there could be a world-wide shortage, leading to a lack of supply and higher prices for magnets made using these materials. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price or a decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2012
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Thomas Wroe
(Thomas Wroe) Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robert Hureau
(Robert Hureau) Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christine Creighton
(Christine Creighton) Vice President and Chief Accounting Officer (Principal Accounting Officer)