Form 10-Q
period 2012-06-30
Sensata Technologies Holding N.V.
filed 2012-07-27
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of July 13, 2012, 177,630,515 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(Thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$260,835	$92,127
Accounts receivable, net of allowances of $11,972 and $11,329 as of June 30, 2012 and December 31, 2011, respectively	303,364	261,425
Inventories	194,887	197,542
Deferred income tax assets	10,020	9,989
Prepaid expenses and other current assets	31,768	32,083
Total current assets	800,874	593,166
Property, plant and equipment at cost	605,994	593,039
Accumulated depreciation	(270,852)	(254,116)
Property, plant and equipment, net	335,142	338,923
Goodwill	1,749,398	1,746,821
Other intangible assets, net	665,998	737,560
Deferred income tax assets	3,997	4,086
Deferred financing costs	24,365	26,477
Other assets	8,769	9,618
Total assets	$3,588,543	$3,456,651
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,710	$13,741
Accounts payable	178,956	155,346
Income taxes payable	5,734	6,012
Accrued expenses and other current liabilities	103,979	100,674
Deferred income tax liabilities	3,177	3,479
Total current liabilities	305,556	279,252
Deferred income tax liabilities	292,678	262,091
Pension and post-retirement benefit obligations	21,876	22,287
Capital lease and other financing obligations, less current portion	42,427	43,478
Long-term debt, net of discount, less current portion	1,773,384	1,778,491
Other long-term liabilities	28,404	26,101
Commitments and contingencies
Total liabilities	2,464,325	2,411,700
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 177,642,488 and 176,466,849 shares issued as of June 30, 2012 and December 31, 2011, respectively	2,280	2,264
Treasury shares, at cost, 11,973 shares as of June 30, 2012 and December 31, 2011	(136)	(136)
Additional paid-in capital	1,570,802	1,557,211
Accumulated deficit	(426,130)	(491,164)
Accumulated other comprehensive loss	(22,598)	(23,224)
Total shareholders’ equity	1,124,218	1,044,951
Total liabilities and shareholders’ equity	$3,588,543	$3,456,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenue	$504,617	$455,038	$996,625	$899,267
Operating costs and expenses:
Cost of revenue	326,159	284,749	651,407	561,994
Research and development	12,460	12,077	25,754	20,844
Selling, general and administrative	35,530	44,227	74,109	88,671
Amortization of intangible assets and capitalized software	36,199	34,709	72,325	68,961
Restructuring	7,887	1,086	8,450	1,733
Total operating costs and expenses	418,235	376,848	832,045	742,203
Profit from operations	86,382	78,190	164,580	157,064
Interest expense	(24,928)	(24,370)	(50,143)	(47,483)
Interest income	185	255	426	508
Currency translation loss and other, net	(10,761)	(74,714)	(6,588)	(115,358)
Income/(loss) before taxes	50,878	(20,639)	108,275	(5,269)
Provision for income taxes	24,760	13,988	43,241	38,883
Net income/(loss)	$26,118	$(34,627)	$65,034	$(44,152)
Basic net income/(loss) per share:	$0.15	$(0.20)	$0.37	$(0.25)
Diluted net income/(loss) per share:	$0.14	$(0.20)	$0.36	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Thousands of U.S. dollars)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income/(loss)	$26,118	$(34,627)	$65,034	$(44,152)
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	536	785	376	2,392
Defined benefit and retiree healthcare plans	125	203	250	404
Other comprehensive income	661	988	626	2,796
Comprehensive income/(loss)	$26,779	$(33,639)	$65,660	$(41,356)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)
(unaudited)

	For the six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income/(loss)	$65,034	$(44,152)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	27,712	21,432
Amortization of deferred financing costs and original issue discounts	2,608	3,412
Currency translation (gain)/loss on debt	(79)	60,391
Loss on repurchase of debt	—	44,014
Share-based compensation	4,698	4,653
Amortization of inventory step-up to fair value	—	524
Amortization of intangible assets and capitalized software	72,325	68,961
Gain on disposition of assets	(3,563)	(77)
Deferred income taxes	30,495	29,183
Other non-cash items	2,581	5,011
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(41,025)	(40,746)
Inventories	5,357	(23,357)
Prepaid expenses and other current assets	(2,344)	575
Accounts payable and accrued expenses	25,845	10,858
Income taxes payable	(278)	(149)
Other	410	(19,328)
Net cash provided by operating activities	189,776	121,205
Cash flows from investing activities:
Acquisition of Magnetic Speed and Position, net of cash received	—	(137,264)
Additions to property, plant and equipment and capitalized software	(27,481)	(40,424)
Proceeds from sale of assets	4,216	600
Net cash used in investing activities	(23,265)	(177,088)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	8,909	14,890
Proceeds from issuance of debt	—	1,794,500
Payments on debt	(6,503)	(1,926,569)
Payments of debt issuance costs	(209)	(33,496)
Net cash provided by/(used in) by financing activities	2,197	(150,675)
Net change in cash and cash equivalents	168,708	(206,558)
Cash and cash equivalents, beginning of period	92,127	493,662
Cash and cash equivalents, end of period	$260,835	$287,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Business Description
The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.” As of June 30, 2012, Sensata Investment Company SCA (“SCA”) owned approximately 51% of our ordinary shares. The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management.
We are incorporated under the laws of the Netherlands. We conduct our operations through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. We organize our operations into the sensors and controls businesses.
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
Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications. The controls business also manufactures direct current (“DC”) to alternating current (“AC”) power inverters, which enable the operation of electronic equipment when grid power is not available.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to
Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
All intercompany balances and transactions have been eliminated.
All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.

2. Inventories
The components of inventories as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Finished goods	$66,003	$68,884
Work-in-process	44,685	45,420
Raw materials	84,199	83,238
Total	$194,887	$197,542

3. Acquisitions
High-Temperature Sensing
On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for estimated total consideration of $324.0 million subject to working capital and other adjustments. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition is referred to as High Temperature Sensing (“HTS”). We incurred $2.5 million in transaction costs which were recognized within selling, general and administrative (“SG&A”) expense during fiscal year 2011. During the six months ended June 30, 2012, goodwill increased by $2.6 million primarily due to a change in estimated purchase consideration as a result of the ongoing working capital negotiations with the sellers.
The HTS acquisition was structured as a stock purchase of the Sensor-NITE Group Companies in Belgium, Bulgaria, U.S., and China. The following table summarizes the preliminary allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$20,330
Inventories	29,899
Prepaid expenses and other current assets	4,947
Property, plant and equipment	32,440
Other intangible assets	112,275
Goodwill	172,495
Other non-current assets	48
Accounts payable and accrued expenses	(22,251)
Other long term liabilities	(30,263)
Fair value of net assets acquired, excluding cash and cash equivalents	319,920
Cash and cash equivalents	4,080
Fair value of net assets acquired	$324,000
The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $172.5 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.

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

Pro Forma Results

During 2011, we completed the acquisitions of Magnetic Speed and Position ("MSP") and HTS. Net revenue for MSP included in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 was $39,231 and $65,180, respectively. We do not believe the earnings of MSP for the three and six months ended June 30, 2011 were significant to our consolidated earnings. The following table presents the pro forma net revenue and earnings for the following period of the combined entity had we acquired HTS and MSP on January 1, 2010.

For the six months ended June 30, 2011
Pro Forma Net Revenue	$977,576
Pro Forma Net Loss	$(28,689)
4. Restructuring Costs
Our restructuring programs are described below.
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites.
The total expected restructuring costs in connection with the 2011 Plan are estimated to be approximately $24.0 million to $29.0 million, consisting of approximately $14.0 million in severance costs and the remaining in facility exit and other costs. In connection with the 2011 Plan, we have incurred cumulative costs of $18,453, excluding the impact of changes in foreign currency, of which, $13,881 was related to severance costs (including $537 of pension settlement charges), $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility (including a $630 fair value adjustment recognized in the three and six months ended June 30, 2012), and $2,699 was related to facility exit and other costs. We expect the actions will be completed and payments will be made through 2013.
The following table outlines the changes to the restructuring liability for the 2011 Plan since December 31, 2011:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2011	$6,836	$—	$6,836
Charges	5,113	2,699	7,812
Reversal of charges	(714)	—	(714)
Payments	(1,891)	(1,534)	(3,425)
Impact of changes in foreign currency exchange rates	(4)	—	(4)
Balance as of June 30, 2012	$9,340	$1,165	$10,505

MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close certain acquired facilities. Restructuring charges related to these actions consist of severance and facility exit and other costs. The actions are expected to cost approximately $7.3 million. As of June 30, 2012, we have incurred cumulative costs of $5,280, of which $4,171 was related to severance costs and $1,109 was related to facility exit and other costs. We anticipate these actions will be completed and payments will be made through the first quarter of 2013.
The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2011:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2011	$2,809	$—	$2,809
Charges	1,064	1,109	2,173
Reversal of charges	(157)	—	(157)
Payments	(584)	(765)	(1,349)
Impact of changes in foreign currency exchange rates	4	—	4
Balance as of June 30, 2012	$3,136	$344	$3,480

Summary of Restructuring Programs
The following tables outline amounts recorded within the condensed consolidated statements of operations associated with our restructuring activities, and where these amounts were recognized for the three and six months ended June 30, 2012 and 2011.
The “Other” net restructuring charges/(reversals) recognized during the six months June 30, 2011 were associated with remaining activity related to restructuring actions announced prior to fiscal year 2010.

	For the three months ended June 30, 2012				For the three months ended June 30, 2011
	2011 Plan	MSP Plan	Other	Total	2008 Plan	MSP Plan	Other	Total
Restructuring	$6,387	$1,500	$—	$7,887	$(59)	$1,145	$—	$1,086
Currency translation loss and other, net	(28)	—	—	(28)	6	4	—	10
Total	$6,359	$1,500	$—	$7,859	$(53)	$1,149	$—	$1,096

	For the six months ended June 30, 2012				For the six months ended June 30, 2011
	2011 Plan	MSP Plan	Other	Total	2008 Plan	MSP Plan	Other	Total
Restructuring	$6,468	$2,016	$(34)	$8,450	$(9)	$1,912	$(170)	$1,733
Currency translation loss and other, net	(4)	4	2	2	8	4	11	23
Total	$6,464	$2,020	$(32)	$8,452	$(1)	$1,916	$(159)	$1,756

5. Debt
Our debt as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Term Loan Facility	$1,089,000	$1,094,500
Senior Notes	700,000	700,000
Less: Term Loan Facility discount	(4,616)	(5,009)
Less: current portion	(11,000)	(11,000)
Long-term debt, net of discount, less current portion	$1,773,384	$1,778,491

Capital lease and other financing obligations	$45,137	$46,219
Less: current portion	(2,710)	(2,741)
Capital lease and other financing obligations, less current portion	$42,427	$43,478
There were no borrowings outstanding on the revolving credit facility as of June 30, 2012 and December 31, 2011.
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
All obligations under the New Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S. and certain subsidiaries located in certain non-U.S. jurisdictions including the Netherlands, Mexico, Japan, South Korea, and Malaysia (collectively, the “Guarantors”). The collateral for such borrowings under the New Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, ST Finance, and the Guarantors. Under the Revolving Credit Facility, STBV and its restricted subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings.
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
Under the Revolving Credit Facility, there was $243.7 million of availability (net of $6.3 million in letters of credit) as of June 30, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.

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
Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations. At any time prior to May 15, 2014, we may, at our option, on one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 106.5% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest thereon, with the net proceeds of one or more equity offerings by STBV or any of its direct or indirect parent companies or the net proceeds of certain asset sales; provided that at least 50% of the aggregate principal amount of the Senior Notes (including the principal amount of the issuance of additional notes) remain outstanding after such redemption and the redemption occurs within 90 days of such equity offering or asset sale.
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

Restrictions
As of June 30, 2012 for purposes of the Senior Notes and New Senior Secured Credit Facilities, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

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

The net assets of STBV subject to these restrictions totaled $1,103.2 million at June 30, 2012.
Extinguishments and Modifications of Debt
In April 2011, we announced the commencement of cash tender offers related to the 8% Senior Notes due 2014 ("8% Notes") and the 9% Senior Subordinated Notes due 2016 ("9% Notes"). The cash tender offers settled during the three months ended June 30, 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums and $0.2 million of accrued interest to settle the tender offers and retire the debt in May 2011.
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
In connection with our refinancing transactions, during the three and six months ended June 30, 2011, we recorded a loss in Currency translation loss and other, net of $44.0 million, including the write-off of debt issuance costs of $13.7 million.
We applied the provisions of Accounting Standards Codification ("ASC") Sub Topic 470-50, Modifications and Extinguishments, in accounting for the transactions described above.
Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are prepayable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2018. The term loan must be repaid in full on or prior to such maturity date. The Senior Notes mature on May 15, 2019.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2012 and December 31, 2011, accrued interest totaled $11,700 and $11,727, respectively.
6. Income Taxes
We recorded tax provisions for the three months ended June 30, 2012 and 2011 of $24,760 and $13,988, respectively, and for the six months ended June 30, 2012 and 2011 of $43,241 and $38,883, respectively. Our tax provision consisted of current tax expense, which related primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill and the use of net operating losses.

During the three months ended June 30, 2012, our gross uncertain tax position decreased by approximately $3.6 million due to the expiration of certain statutes of limitations and the settlement of certain examinations and issues with tax authorities. This decrease did not have a material impact on our effective tax rate.

7. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-employment plans for employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2012 and 2011 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$(7)	$570	$60	$63	$770	$768	$823	$1,401
Interest cost	468	670	143	149	287	270	898	1,089
Expected return on plan assets	(860)	(677)	—	—	(249)	(201)	(1,109)	(878)
Amortization of net loss	26	103	27	4	145	92	198	199
Amortization of prior service cost	—	—	—	—	3	3	3	3
Net periodic benefit cost	$(373)	$666	$230	$216	$956	$932	$813	$1,814

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2012 and 2011 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$41	$1,139	$120	$126	$1,494	$1,422	$1,655	$2,687
Interest cost	968	1,341	286	298	579	534	1,833	2,173
Expected return on plan assets	(1,828)	(1,354)	—	—	(502)	(398)	(2,330)	(1,752)
Amortization of net loss	26	207	54	8	240	183	320	398
Amortization of prior service cost	—	—	—	—	6	6	6	6
Net periodic benefit cost	$(793)	$1,333	$460	$432	$1,817	$1,747	$1,484	$3,512
Effective January 31, 2012, we froze our U.S. defined benefit pension plans. The freeze reduced our net periodic benefit cost recorded in the three and six months ended June 30, 2012 as compared to the three months and six months ended June 30, 2011.
We are not required to and no longer expect to make contributions to the U.S. defined benefit pension plans during 2012.
8. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	$2,157	$2,014	$3,928	$3,881
Restricted securities	625	603	770	772
Total share-based compensation expense	$2,782	$2,617	$4,698	$4,653

We granted the following options under the 2010 Equity Plan during the six months ended June 30, 2012:

Awards Granted to	Number of Options Granted	Weighted Average Grant Date Fair Value	Vesting Period
Various executives and employees	776,800	$10.76	25% per year over the next four years
Directors	116,100	$9.31	1 year
We granted the following restricted securities under the 2010 Equity Plan during the six months ended June 30, 2012:

Awards Granted to	Number of Restricted Securities Granted	Weighted Average Grant Date Fair Value
Various executives and employees	128,600	$33.43

The majority of the restricted securities granted during the quarter are performance based awards that cliff vest in April 2015. The number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of shares granted.

During the six months ended June 30, 2012, 1.2 million ordinary shares were issued as a result of stock option exercises.
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
Officers and Directors: In connection with our initial public offering ("IPO"), we entered into indemnification agreements with each of our board members and executive officers pursuant to which we agree to indemnify, defend and hold harmless, and also advance expenses as incurred, to the fullest extent permitted under applicable law, from damage arising from the fact that such person is or was one of our directors or officers or that of any of our subsidiaries.
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
In 2001, Texas Instruments ("TI") Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the Sponsor's acquisition of the sensors and controls business of TI, (“Acquisition Agreement”) TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in the early stages. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of June 30, 2012 or December 31, 2011.

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
As of June 30, 2012 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. The court issued a revised scheduling order on May 10, 2012, with a discovery completion deadline of October 11, 2012, and a trial setting of January 14, 2013.
As of June 30, 2012, we were a defendant in 15 additional lawsuits in which plaintiffs have alleged property damage caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $0.8 million. In aggregate, we believe that the claims total between $4.0 million and $5.0 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.2 million as of June 30, 2012. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matters. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or may incur in the future will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred prior to March 31, 2012. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
Coffeemakers/SGL Italia: Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted recalls of their products and reported several third-party fire incidents. Both of these customers filed lawsuits against us, but only one lawsuit is still pending, Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7. The plaintiff is alleging €4.2 million in damages. We filed our first required response in the Milan court in February 2012. We have denied liability in this matter and do not believe a loss is probable. The other lawsuit was resolved during 2011. As of June 30, 2012, we have not recorded a reserve for these matters.
European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer first brought this claim in June 2010, and is seeking reimbursement of incurred and estimated future costs of €6.1 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of June 30, 2012, we have not recorded a reserve for this claim.
Venmar: We are involved in one lawsuit, and several claims and pre-claim investigative matters involving products sold by us to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. Claims are unspecified, but two of the matters involve property damage in excess of $1 million. We have recently agreed to contribute, along with Venmar and another defendant, an amount below $0.1 million to settle the lawsuit. Accordingly, as of June 30, 2012, we have recorded a reserve for this settlement. In light of this settlement, we now consider loss in the other matters to be probable but cannot estimate a range of loss. No additional reserve, beyond the specific case settlement, is reflected.
Aircraft: Certain of the our subsidiaries have, along with more than twenty other defendants, been named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I. A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division. Plaintiffs allege that one of our circuit breakers was a component in the aircraft and bring claims of negligence and strict liability. Damages are unspecified. We have aircraft products liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel. We are cooperating with this effort. We do not believe that loss is probable in these matters. Accordingly, as of June 30, 2012, we have not recorded a reserve for these matters.
FCPA Voluntary Disclosure
During 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying condensed consolidated financial statements.
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fell.

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$—	$800	$—	$—	$205	$—
Commodity forward contracts	—	108	—	—	110	—
Interest rate caps	—	82	—	—	724	—
Total	$—	$990	$—	$—	$1,039	$—
Liabilities
Foreign currency forward contracts	$—	$462	$—	$—	$82	$—
Commodity forward contracts	—	8,332	—	—	6,009	—
Total	$—	$8,794	$—	$—	$6,091	$—
The valuations of the derivatives intended to mitigate our interest rate risk are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 11, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Interest Rate Risk.”
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
The valuations of the foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 11, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk.”
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of June 30, 2012, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities:
Term Loan Facility(1)	$1,084,384	$—	$1,073,471	$—	$1,089,491	$—	$1,101,243	$—
Senior Notes	$700,000	$—	$729,750	$—	$700,000	$—	$697,816	$—

(1)	The carrying value is presented net of discount.
The fair value of our term loans and our notes is determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, trade receivables and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.
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

Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we primarily use interest rate caps, swaps, and collars as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the six months ended June 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2012 and 2011, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts recorded in accumulated other comprehensive loss related to interest rate derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of June 30, 2012, we estimated that $1.0 million will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2013.
As of June 30, 2012, we had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$100.0	March 5, 2009	Amortizing	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward contracts, to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and labor costs.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2012 and 2011, the amount recognized for ineffectiveness in earnings was not material and no amounts were excluded from the assessment of effectiveness. We do not expect the amount of gains and losses in accumulated other comprehensive loss that will be reclassified into earnings during the twelve months ending June 30, 2013 to be material.
In accordance with ASC 815, changes in the fair value of derivatives not designated in hedging relationships are recorded in earnings. As of June 30, 2012, we also have outstanding foreign currency forward contracts which are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments did not meet the criteria for hedge accounting treatment. We record these changes as a component of Currency translation loss and other, net.

As of June 30, 2012, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
31.1 EUR	Various during June 2012	Various in 2012 and 2013	Euro to U.S. Dollar Exchange Rate	1.27 USD	Designated
180.0 MXN	June 12, 2012	Various in 2012	U.S. Dollar to Mexican Peso Exchange Rate	14.14 MXN	Designated
5,250.0 KRW	June 26, 2012	September 28, 2012	U.S. Dollar to South Korean Won Exchange Rate	1,164.85 KRW	Non-designated
29.5 MYR	June 26, 2012	September 28, 2012	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.21 MYR	Non-designated
48.0 MXN	June 27, 2012	September 28, 2012	U.S. Dollar to Mexican Peso Exchange Rate	13.74 MXN	Non-designated
26.5 EUR	Various during June 2012	Various in 2012	Euro to U.S. Dollar Exchange Rate	1.25 USD	Non-designated
The notional amounts above represent the total volume we have hedged over the remaining contracted periods.
In addition, we continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.
Non-designated Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the statements of operations as a component of Currency translation loss and other, net.
We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of June 30, 2012:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,008,719 troy oz.	July 2012 -December 2013	$32.58
Gold	10,233 troy oz.	July 2012 -December 2013	$1,667.88
Nickel	430,430 pounds	July 2012 -December 2013	$8.51
Aluminum	3,589,937 pounds	July 2012 -December 2013	$1.01
Copper	3,551,070 pounds	July 2012 -December 2013	$3.66
Platinum	8,460 troy oz.	July 2012 -December 2013	$1,608.38
Palladium	507 troy oz.	July 2012 -December 2013	$643.63
The notional amounts above represent the total volumes we have hedged for the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$82	Other assets	$724		$—		$—
Foreign currency forward contracts	Prepaid expenses and other current assets	686		—	Accrued expenses and other current liabilities	50		—
Total		$768		$724		$50		$—
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$107	Prepaid expenses and other current assets	$110	Accrued expenses and other current liabilities	$6,377	Accrued expenses and other current liabilities	$6,009
Commodity forward contracts	Other assets	1		—	Other long-term liabilities	1,955		—
Foreign currency forward contracts	Prepaid expenses and other current assets	114	Prepaid expenses and other current assets	205	Accrued expenses and other current liabilities	412	Accrued expenses and other current liabilities	82
Total		$222		$315		$8,744		$6,091
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss, net of tax, related to our derivative financial instruments as of June 30, 2012:

Net unrealized loss on derivative instruments
Balance as of December 31, 2011	$(3,127)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(6)
Amount of net unrealized loss reclassified into earnings	382
Balance as of June 30, 2012	$(2,751)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification on the condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011:

Derivatives designated as hedging instruments under ASC 815	Amount of Net Gain or (Loss) Recognized in Comprehensive Income/(Loss) on Derivatives (Effective Portion)		Location of Net Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Net Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate products	$(240)	$222	Interest expense	$(140)	$(563)
Foreign currency forward contracts	$636	$—		$—	$—

The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011:

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2012	2011
Commodity forward contracts	$(8,941)	$(3,786)	Currency translation loss and other, net
Foreign currency forward contracts	$2,163	$—	Currency translation loss and other, net
Interest rate products	$—	$(2)	Currency translation loss and other, net

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification on the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011:

Derivatives designated as hedging instruments under ASC 815	Amount of Net Gain or (Loss) Recognized in Comprehensive Income/(Loss) on Derivatives (Effective Portion)		Location of Net Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Net Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate products	$(642)	$112	Interest expense	$(382)	$(2,280)
Foreign currency forward contracts	$636	$—		$—	$—

The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011:

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2012	2011
Commodity forward contracts	$(5,188)	$438	Currency translation loss and other, net
Foreign currency forward contracts	$1,576	$—	Currency translation loss and other, net
Interest rate products	$—	$(2)	Currency translation loss and other, net
Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision where if we default on our indebtedness where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2012, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk was $9,128. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination value.

12. Currency Translation Loss and Other, net
Currency translation loss and other, net consisted of the following for the three and six months ended June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Currency translation (loss)/gain on debt	$(277)	$(13,610)	$79	$(60,391)
Currency translation loss on net monetary assets	(3,298)	(12,997)	(2,879)	(11,112)
Loss on repurchase of debt	—	(44,014)	—	(44,014)
(Loss)/gain on commodity forward contracts	(8,941)	(3,786)	(5,188)	438
Gain on foreign currency forward contracts	2,163	—	1,576	—
Other	(408)	(307)	(176)	(279)
Total Currency translation loss and other, net	$(10,761)	$(74,714)	$(6,588)	$(115,358)
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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenue:
Sensors	$360,094	$307,254	$719,688	$608,632
Controls	144,523	147,784	276,937	290,635
Total net revenue	$504,617	$455,038	$996,625	$899,267
Segment operating income (as defined above):
Sensors	$100,856	$95,437	$198,796	$191,624
Controls	47,626	50,958	89,787	100,315
Total segment operating income	148,482	146,395	288,583	291,939
Corporate and other	(18,014)	(32,410)	(43,228)	(63,657)
Amortization of intangible assets and capitalized software	(36,199)	(34,709)	(72,325)	(68,961)
Restructuring	(7,887)	(1,086)	(8,450)	(1,733)
Amortization of inventory step-up to fair value	—	—	—	(524)
Profit from operations	86,382	78,190	164,580	157,064
Interest expense	(24,928)	(24,370)	(50,143)	(47,483)
Interest income	185	255	426	508
Currency translation loss and other, net	(10,761)	(74,714)	(6,588)	(115,358)
Income/(loss) before income taxes	$50,878	$(20,639)	$108,275	$(5,269)
14. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2012 and 2011, the weighted-average shares outstanding for basic and diluted net income/(loss) per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic weighted-average ordinary shares outstanding	177,456,509	174,944,203	177,111,166	174,443,642
Dilutive effect of stock options	4,139,783	—	4,343,786	—
Dilutive effect of unvested restricted stock	185,060	—	188,071	—
Diluted weighted-average ordinary shares outstanding	181,781,352	174,944,203	181,643,023	174,443,642

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
Also, for the three and six months ended June 30, 2012, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding, as they relate to share-based awards associated with restricted securities that were contingently issuable and the contingency has not been satisfied as of that date.

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Anti-dilutive shares excluded	1,685,323	813,345	1,282,949	473,573
Contingently issuable shares excluded	430,650	—	323,475	—
Anti-dilutive impact due to net loss	—	6,281,668	—	6,573,254

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
We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: general conditions in the automotive industry; continued fundamental changes in the industries in which we operate; risks associated with our non-U.S. operations; continued pricing and other pressures from our customers; our ability to attract and retain key personnel; our ability to maintain existing relationships with customers and our exposure to industry and customer-specific demand fluctuations; and competitive pressures in the markets in which we compete, which could require us to lower our prices or result in reduced demand for our products.
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
Acquisitions
In August 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for estimated total consideration of $324.0 million subject to working capital and other adjustments. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition is referred to as High Temperature Sensing (“HTS”). Sensor-NITE is a leading manufacturer of high temperature sensors used in the exhaust after-treatment systems of diesel and leading-edge gasoline engines. The business has operations in Belgium and Bulgaria.
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
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this report. During 2011, we made a change to an accounting principle related to the classification of interest and penalties associated with uncertain tax positions as discussed in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2011. This change was made retrospectively to the prior periods presented and has been reflected in the tables below. Amounts and percentages below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	For the three months ended
	June 30, 2012		June 30, 2011
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$360.1	71.4%	$307.3	67.5%
Controls	144.5	28.6	147.8	32.5
Net revenue	504.6	100.0	455.0	100.0
Operating costs and expenses:
Cost of revenue	326.2	64.6	284.7	62.6
Research and development	12.5	2.5	12.1	2.7
Selling, general and administrative	35.5	7.0	44.2	9.7
Amortization of intangible assets and capitalized software	36.2	7.2	34.7	7.6
Restructuring	7.9	1.6	1.1	0.2
Total operating costs and expenses	418.2	82.9	376.8	82.8
Profit from operations	86.4	17.1	78.2	17.2
Interest expense, net	(24.7)	(4.9)	(24.1)	(5.3)
Currency translation loss and other, net	(10.8)	(2.1)	(74.7)	(16.4)
Income/(loss) before taxes	50.9	10.1	(20.6)	(4.5)
Provision for income taxes	24.8	4.9	14.0	3.1
Net income/(loss)	$26.1	5.2%	$(34.6)	(7.6)%
Net revenue. Net revenue for the three months ended June 30, 2012 increased $49.6 million, or 10.9%, to $504.6 million from $455.0 million for the three months ended June 30, 2011. Net revenue increased 15% due to higher volumes partially offset by a decrease of 2% due to pricing and a decrease of 2% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and other factors. The increase in volumes was primarily due to 7% growth related to the acquisition of HTS and 8% growth in content. Volumes related to mature and emerging markets were flat.
Sensors business segment net revenue for the three months ended June 30, 2012 increased $52.8 million, or 17.2%, to $360.1 million from $307.3 million for the three months ended June 30, 2011. Sensors net revenue increased 22% due to higher volumes partially offset by a decrease of 2% due to pricing and a decrease of 3% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and other factors. The increase in volumes was primarily due to the acquisition of HTS and content growth.
Controls business segment net revenue for the three months ended June 30, 2012 decreased $3.3 million, or 2.2%, to $144.5 million from $147.8 million for the three months ended June 30, 2011. Controls net revenue decreased 1% due to lower volumes. The effect of foreign currency exchange rates and pricing each had less than a 1% impact on the change in net revenue. The decrease in volumes was primarily due to mature and emerging markets partially offset by increases in content.
Cost of revenue. Cost of revenue for the three months ended June 30, 2012 and 2011 was $326.2 million (64.6% of net revenue) and $284.7 million (62.6% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, the HTS acquisition, and depreciation expense. Depreciation expense for the three months ended June 30, 2012 and 2011 was $12.9 million and $10.6 million, of which $11.9 million and $9.6 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of HTS.
Research and development expense. Research and development (“R&D”) expense for the three months ended June 30, 2012 and 2011 was $12.5 million (2.5% of net revenue) and $12.1 million (2.7% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.
Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2012 and 2011 was $35.5 million (7.0% of net revenue) and $44.2 million (9.7% of net revenue), respectively. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011.
Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended June 30, 2012 and 2011 was $36.2 million and $34.7 million, respectively. The increase is primarily due to the amortization of intangibles recognized in connection with the HTS acquisition.
Restructuring. Restructuring expense for the three months ended June 30, 2012 and June 30, 2011 was $7.9 million and $1.1 million, respectively. The increase in restructuring expense is primarily attributable to the continued execution of the restructuring plan that began in the fourth quarter of 2011 ("2011 Plan"). These actions are discussed in detail in Note 4, "Restructuring Costs."
Interest expense, net. Interest expense, net for the three months ended June 30, 2012 and 2011 was $24.7 million and $24.1 million, respectively. Interest expense, net for the three months ended June 30, 2012 consisted primarily of $22.4 million of interest on our outstanding debt, $1.3 million in amortization of deferred financing costs, and $0.8 million of interest associated with our capital lease and other financing obligations. Interest expense, net for the three months ended June 30, 2011 consisted primarily of $21.4 million of interest on our outstanding debt, $1.3 million in amortization of deferred financing costs, $0.9 million of interest associated with our capital lease and other financing obligations, and $0.6 million of interest associated with our outstanding derivative instruments. The increase in interest on our indebtedness was due to a higher interest rate on our refinanced term loan facility, partially offset by lower indebtedness as compared to the prior year.
Currency translation loss and other, net. Currency translation loss and other, net for the three months ended June 30, 2012 and 2011 was $10.8 million and $74.7 million, respectively. Currency translation loss and other, net for the three months ended June 30, 2012 consisted primarily of $8.9 million in net losses associated with our commodity forward contracts and $3.3 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, partially offset by gains of $(2.2) million on foreign currency forward contracts. Currency translation loss and other, net for the three months ended June 30, 2011 consisted primarily of $44.0 million loss on extinguishment of debt, $13.6 million in currency losses resulting from the re-measurement of our foreign currency denominated debt, $13.0 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, and $3.8 million in net losses associated with our commodity forward contracts.
Provision for income taxes. Provision for income taxes for the three months ended June 30, 2012 and 2011 totaled $24.8 million and $14.0 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions and changes in the applicable tax rates.
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
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	For the six months ended
	June 30, 2012		June 30, 2011
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$719.7	72.2%	$608.6	67.7%
Controls	276.9	27.8	290.6	32.3
Net revenue	996.6	100.0	899.3	100.0
Operating costs and expenses:
Cost of revenue	651.4	65.4	562.0	62.5
Research and development	25.8	2.6	20.8	2.3
Selling, general and administrative	74.1	7.4	88.7	9.9
Amortization of intangible assets and capitalized software	72.3	7.3	69.0	7.7
Restructuring	8.5	0.8	1.7	0.2
Total operating costs and expenses	832.0	83.5	742.2	82.5
Profit from operations	164.6	16.5	157.1	17.5
Interest expense, net	(49.7)	(5.0)	(47.0)	(5.2)
Currency translation loss and other, net	(6.6)	(0.7)	(115.4)	(12.8)
Income/(loss) before taxes	108.3	10.9	(5.3)	(0.6)
Provision for income taxes	43.2	4.3	38.9	4.3
Net income/(loss)	$65.0	6.5%	$(44.2)	(4.9)%
Net revenue. Net revenue for the six months ended June 30, 2012 increased $97.4 million, or 10.8%, to $996.6 million from $899.3 million for the six months ended June 30, 2011. Net revenue increased 14% due to higher volumes partially offset by a decrease of 1% due to pricing and a decrease of 2% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and other factors. The increase in volumes was due to 8% growth related to the acquisitions of HTS and MSP and 8% growth in content, partially offset by a decrease of 2% in our emerging markets. Mature markets had less than a 1% impact on the change in net revenue.
Sensors business segment net revenue for the six months ended June 30, 2012 increased $111.1 million, or 18.2%, to $719.7 million from $608.6 million for the six months ended June 30, 2011. Sensors net revenue increased 23% due to higher volumes partially offset by a decrease of 2% due to pricing and a decrease of 3% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and other factors. The increase in volumes was primarily due to the acquired businesses, content, and mature markets, partially offset by decreases in emerging markets.
Controls business segment net revenue for the six months ended June 30, 2012 decreased $13.7 million, or 4.7%, to $276.9 million from $290.6 million for the six months ended June 30, 2011. Controls net revenue decreased 4% due to lower volumes. The effect of foreign currency exchange rates had a 1% unfavorable impact on the change in net revenue. The decrease in volumes was primarily due to mature and emerging markets partially offset by increases in content.
Cost of revenue. Cost of revenue for the six months ended June 30, 2012 and 2011 was $651.4 million (65.4% of net revenue) and $562.0 million (62.5% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, the effect of the acquired businesses, and depreciation expense. Depreciation expense for the six months ended June 30, 2012 and 2011 was $27.7 million and $21.4 million, of which $25.7 million and $19.4 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the dilutive effect of the acquired businesses.
Research and development expense. R&D expense for the six months ended June 30, 2012 and 2011 was $25.8 million (2.6% of net revenue) and $20.8 million (2.3% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.
Selling, general and administrative expense. SG&A expense for the six months ended June 30, 2012 and 2011 was $74.1 million (7.4% of net revenue) and $88.7 million (9.9% of net revenue), respectively. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011.
Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the six months ended June 30, 2012 and 2011 was $72.3 million and $69.0 million, respectively. The increase is primarily due to the amortization of intangibles recognized in connection with the HTS and MSP acquisitions.
Restructuring. Restructuring expense for the six months ended June 30, 2012 and June 30, 2011 was $8.5 million and $1.7 million, respectively. The increase in restructuring expense is primarily attributable to the continued execution of the 2011 Plan that began in the fourth quarter of 2011. These actions are discussed in detail in Note 4, "Restructuring Costs."
Interest expense, net. Interest expense, net for the six months ended June 30, 2012 and 2011 was $49.7 million and $47.0 million, respectively. Interest expense, net for the six months ended June 30, 2012 consisted primarily of $44.9 million of interest on our outstanding debt, $2.6 million in amortization of deferred financing costs, $1.7 million of interest associated with our capital lease and other financing obligations, and $0.4 million of interest associated with our outstanding derivative instruments. Interest expense, net for the six months ended June 30, 2011 consisted primarily of $39.5 million of interest on our outstanding debt, $3.4 million in amortization of deferred financing costs, $2.3 million in interest associated with our outstanding derivative instruments, and $1.8 million of interest associated with our capital lease and other financing obligations. The increase in interest expense on our indebtedness was due to a higher interest rate on our refinanced term loan facility, partially offset by lower indebtedness as compared to the prior year.
Currency translation loss and other, net. Currency translation loss and other, net for the six months ended June 30, 2012 and 2011 was $6.6 million and $115.4 million, respectively. Currency translation loss and other, net for the six months ended June 30, 2012 consisted primarily of $5.2 million in net losses associated with our commodity forward contracts, and $2.9 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, partially offset by gains of $(1.6) million on foreign currency forward contracts. Currency translation loss and other, net for the six months ended June 30, 2011 consisted primarily of $60.4 million in currency losses resulting from the re-measurement of our foreign currency denominated debt, $44.0 million in loss on the repurchase of debt, and $11.1 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies.
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2012 and 2011 totaled $43.2 million and $38.9 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions and changes in the applicable tax rates.
Liquidity and Capital Resources
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2012 and 2011. We have derived the summarized statements of cash flows for the six months ended June 30, 2012 and 2011 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Dollars in millions)	June 30, 2012	June 30, 2011
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income/(loss) adjusted for non-cash items	$201.8	$193.4
Changes in operating assets and liabilities	(12.0)	(72.1)
Operating activities	189.8	121.2
Investing activities	(23.3)	(177.1)
Financing activities	2.2	(150.7)
Net change	$168.7	$(206.6)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $189.8 million compared to $121.2 million for the six months ended June 30, 2011. This increase was primarily due to changes in operating assets and liabilities.
Changes in operating assets and liabilities for the six months ended June 30, 2012 and 2011 totaled $(12.0) million and $(72.1) million, respectively. The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the six months ended June 30, 2012 was an increase in accounts receivable, net of $41.0 million. The decrease in cash was partially offset by an increase in accounts payable and accrued expenses of $25.8 million. The increase in accounts receivable, net was due to higher revenue during the quarter ended June 30, 2012 compared to the quarter ended December 31, 2011. The increase in accounts payable and accrued expenses was due to timing of payments to our suppliers.
The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the six months ended June 30, 2011 were an increase in accounts receivable of $40.7 million, an increase in inventories of $23.4 million, and a decrease in other assets and liabilities of $19.3 million partially offset by an increase in accounts payable and accrued expenses of $10.9 million. The increase in accounts receivable was due to higher revenue during the quarter ended June 30, 2011 compared to the quarter ended December 31, 2010. The increase in inventories was due to volume increases and increased commodity prices. The decrease in other assets and liabilities resulted primarily from contributions to the U.S. qualified pension plan. The increase in accounts payable and accrued expenses was due to higher revenue and the corresponding increase in purchases to meet the demand and higher accrued interest, as well as certain amounts to be paid to Honeywell International Inc. related to the MSP acquisition.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2012 was $23.3 million compared to $177.1 million for the six months ended June 30, 2011. Net cash used in investing activities during the six months June 30, 2012 consisted primarily of $27.5 million in capital expenditures. The capital expenditures during the six months ended June 30, 2012 primarily related to investments associated with increasing our manufacturing capacity.
Net cash used in investing activities for the six months ended June 30, 2011 consisted primarily of $137.3 million related to the acquisition of MSP and $40.4 million in capital expenditures. The capital expenditures made during the six months ended June 30, 2011 related to investments associated with increasing our manufacturing capacity.
In 2012, we anticipate capital expenditures of approximately $60 million to $70 million, which we plan to fund with cash flows from operations.
Financing activities. Net cash provided by/(used in) financing activities for the six months ended June 30, 2012 was $2.2 million compared to $(150.7) million for the six months ended June 30, 2011. For the six months ended June 30, 2012, net cash provided by financing activities consisted primarily of proceeds of $8.9 million from the exercise of stock options for 1.2 million ordinary shares and the issuance of ordinary shares, partially offset by repayments on our debt of $6.5 million. For the six months ended June 30, 2011, net cash used in financing activities consisted primarily of repayments of $1,926.6 million on our debt and payments of $33.5 million in debt issuance costs, partially offset by proceeds of $1,794.5 million for the issuance of debt and proceeds of $14.9 million from the exercise of stock options for 2.1 million ordinary shares and the issuance of ordinary shares.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2012, we had $1,834.1 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of June 30, 2012 is as follows:

June 30, 2012
Term Loan Facility	$1,089,000
Senior Notes	700,000
Less: Term Loan Facility discount	(4,616)
Less: current portion	(11,000)
Long-term debt, net of discount, less current portion	$1,773,384

Capital lease and other financing obligations	$45,137
Less: current portion	(2,710)
Capital lease and other financing obligations, less current portion	$42,427
There were no borrowings outstanding on the revolving credit facility as of June 30, 2012.
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
Under the Revolving Credit Facility, there was $243.7 million of availability (net of $6.3 million in letters of credit) as of June 30, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.
In April 2011, we announced the commencement of cash tender offers related to the 8% Senior Notes due 2014 ("8% Notes") and the 9% Senior Subordinated Notes due 2016 ("9% Notes"). The cash tender offers settled during the three months ended June 30, 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums and $0.2 million of accrued interest to settle the tender offers and retire the debt in May 2011.
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
In connection with our refinancing transactions, during the three and six months ended June 30, 2011, we recorded a loss in Currency translation loss and other, net of $44.0 million, including the write-off of debt issuance costs of $13.7 million.
Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the New Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the three months ended June 30, 2012, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 13, 2012, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was Ba3 with stable outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB- with stable outlook.
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
As of June 30, 2012, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see Note 5, "Debt," included elsewhere in this Quarterly Report on Form 10-Q.
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
Evaluation of disclosure controls and procedures
With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Form of Director Options Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2012
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Thomas Wroe
(Thomas Wroe) Chief Executive Officer (Principal Executive Officer)

/s/ Robert Hureau
(Robert Hureau) Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christine Creighton
(Christine Creighton) Vice President and Chief Accounting Officer (Principal Accounting Officer)