Form 10-Q
period 2012-09-30
Sensata Technologies Holding N.V.
filed 2012-10-26
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
As of October 15, 2012, 177,989,030 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(Thousands of U.S. dollars, except share and per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$348,164	$92,127
Accounts receivable, net of allowances of $10,994 and $11,329 as of September 30, 2012 and December 31, 2011, respectively	296,416	261,425
Inventories	185,970	197,542
Deferred income tax assets	10,067	9,989
Prepaid expenses and other current assets	37,101	32,083
Total current assets	877,718	593,166
Property, plant and equipment at cost	613,915	593,039
Accumulated depreciation	(283,812)	(254,116)
Property, plant and equipment, net	330,103	338,923
Goodwill	1,752,141	1,746,821
Other intangible assets, net	630,154	737,560
Deferred income tax assets	4,010	4,086
Deferred financing costs	23,311	26,477
Other assets	10,104	9,618
Total assets	$3,627,541	$3,456,651
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,533	$13,741
Accounts payable	151,702	155,346
Income taxes payable	6,682	6,012
Accrued expenses and other current liabilities	114,680	100,674
Deferred income tax liabilities	3,521	3,479
Total current liabilities	290,118	279,252
Deferred income tax liabilities	304,702	262,091
Pension and post-retirement benefit obligations	22,506	22,287
Capital lease and other financing obligations, less current portion	42,565	43,478
Long-term debt, net of discount, less current portion	1,770,830	1,778,491
Other long-term liabilities	26,640	26,101
Commitments and contingencies
Total liabilities	2,457,361	2,411,700
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000,000 shares authorized; 178,001,003 and 176,466,849 shares issued as of September 30, 2012 and December 31, 2011, respectively	2,283	2,264
Treasury shares, at cost, 11,973 shares as of September 30, 2012 and December 31, 2011	(136)	(136)
Additional paid-in capital	1,577,043	1,557,211
Accumulated deficit	(384,624)	(491,164)
Accumulated other comprehensive loss	(24,386)	(23,224)
Total shareholders’ equity	1,170,180	1,044,951
Total liabilities and shareholders’ equity	$3,627,541	$3,456,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(Thousands of U.S. dollars, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenue	$471,929	$474,313	$1,468,554	$1,373,580
Operating costs and expenses:
Cost of revenue	308,639	306,286	960,046	868,280
Research and development	13,395	12,250	39,149	33,094
Selling, general and administrative	36,085	41,286	110,194	129,957
Amortization of intangible assets and capitalized software	36,082	35,986	108,407	104,947
Restructuring and special charges	6,487	1,097	14,937	2,830
Total operating costs and expenses	400,688	396,905	1,232,733	1,139,108
Profit from operations	71,241	77,408	235,821	234,472
Interest expense	(24,967)	(26,402)	(75,110)	(73,885)
Interest income	243	228	669	736
Currency translation gain/(loss) and other, net	10,827	(3,157)	4,239	(118,515)
Income before taxes	57,344	48,077	165,619	42,808
Provision for income taxes	15,838	21,830	59,079	60,713
Net income/(loss)	$41,506	$26,247	$106,540	$(17,905)
Basic net income/(loss) per share:	$0.23	$0.15	$0.60	$(0.10)
Diluted net income/(loss) per share:	$0.23	$0.14	$0.59	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Thousands of U.S. dollars)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income/(loss)	$41,506	$26,247	$106,540	$(17,905)
Other comprehensive (loss)/income, net of tax:
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(1,847)	(2,453)	(1,471)	(61)
Defined benefit and retiree healthcare plans	59	217	309	621
Other comprehensive (loss)/income	(1,788)	(2,236)	(1,162)	560
Comprehensive income/(loss)	$39,718	$24,011	$105,378	$(17,345)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. dollars)
(unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income/(loss)	$106,540	$(17,905)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	40,792	32,835
Amortization of deferred financing costs and original issue discounts	3,861	5,393
Currency translation loss on debt	382	59,958
Loss on repurchase of debt	—	44,014
Share-based compensation	7,250	7,070
Amortization of inventory step-up to fair value	—	1,725
Amortization of intangible assets and capitalized software	108,407	104,947
Gain on disposition of assets	(3,556)	(62)
Deferred income taxes	42,765	45,568
Other non-cash items	(9,209)	9,872
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(34,077)	(34,648)
Inventories	10,454	(28,380)
Prepaid expenses and other current assets	3,626	(4,889)
Accounts payable and accrued expenses	5,469	14,602
Income taxes payable	670	(1,598)
Other	1,284	(16,146)
Net cash provided by operating activities	284,658	222,356
Cash flows from investing activities:
Acquisition of High Temperature Sensing, net of cash received	—	(320,512)
Acquisition of Magnetic Speed and Position, net of cash received	—	(137,264)
Additions to property, plant and equipment and capitalized software	(36,576)	(64,037)
Proceeds from sale of assets	5,316	600
Net cash used in investing activities	(31,260)	(521,213)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	12,601	17,519
Proceeds from Revolving Credit Facility, net	—	35,000
Proceeds from issuance of debt	—	1,794,500
Payments on debt	(9,753)	(1,929,780)
Payments of debt issuance costs	(209)	(34,223)
Net cash provided by/(used in) by financing activities	2,639	(116,984)
Net change in cash and cash equivalents	256,037	(415,841)
Cash and cash equivalents, beginning of period	92,127	493,662
Cash and cash equivalents, end of period	$348,164	$77,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Business Description
The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.” As of September 30, 2012, Sensata Investment Company SCA (“SCA”) owned approximately 51% of our ordinary shares. The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to
Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
All intercompany balances and transactions have been eliminated.
All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.

2. New Accounting Standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. As permitted, we adopted this guidance in the third quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.
3. Inventories
The components of inventories as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Finished goods	$65,318	$68,884
Work-in-process	39,638	45,420
Raw materials	81,014	83,238
Total	$185,970	$197,542

4. Acquisitions
High-Temperature Sensing
On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for total consideration of $324.0 million. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition is referred to as High Temperature Sensing (“HTS”). During the nine months ended September 30, 2012, goodwill increased by $5.3 million due to a change in estimated purchase consideration as a result of working capital negotiations with the sellers and the finalization of the valuation of the assets acquired and liabilities assumed.
The HTS acquisition was structured as a stock purchase of the Sensor-NITE Group Companies in Belgium, Bulgaria, U.S., and China. The following table summarizes the final allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$20,330
Inventories	27,792
Prepaid expenses and other current assets	4,947
Property, plant and equipment	32,440
Other intangible assets	112,275
Goodwill	175,238
Other non-current assets	48
Accounts payable and accrued expenses	(22,887)
Other long term liabilities	(30,263)
Fair value of net assets acquired, excluding cash and cash equivalents	319,920
Cash and cash equivalents	4,080
Fair value of net assets acquired	$324,000
The allocation of purchase price was based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets and estimates of the fair value of liabilities assumed. The goodwill of $175.2 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.

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

Pro Forma Results

During 2011, we completed the acquisitions of Magnetic Speed and Position ("MSP") and HTS. Net revenue for HTS and MSP included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 was $64,263 and $129,443, respectively. We do not believe the earnings of HTS and MSP, in aggregate, for the three and nine months ended September 30, 2011 were significant to our consolidated earnings. The following table presents the pro forma net revenue and earnings for the following period of the combined entity had we acquired HTS and MSP on January 1, 2010.

For the nine months ended September 30, 2011
Pro Forma Net Revenue	$1,483,609
Pro Forma Net Loss	$(4,468)
5. Restructuring and Special Charges
Restructuring
Our restructuring programs are described below.
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world, move certain manufacturing operations to our low-cost sites, and perform other activities aimed at reducing operating costs. As discussed in Note 16, "Subsequent Events", in October 2012, we expanded our 2011 Plan to include costs associated with ceasing manufacturing in our South Korean facility.
The total expected restructuring costs in connection with the 2011 Plan are estimated to be approximately $48.0 million to $53.0 million, consisting of approximately $24.0 million to $25.0 million in severance costs and the remaining in facility exit and other costs. The expected costs related to actions discussed in Note 16, "Subsequent Events", are included in this estimate. In connection with the 2011 Plan, we have incurred cumulative costs of $26,092 excluding the impact of changes in foreign currency, of which, $14,213 was related to severance costs (including $537 of pension settlement charges), $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility (including a $630 fair value adjustment recognized in the nine months ended September 30, 2012), and $10,006 was related to facility exit and other costs. We expect the actions will be completed and payments will be made through 2013.
The following table outlines the changes to the restructuring liability for the 2011 Plan since December 31, 2011:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2011	$6,836	$—	$6,836
Charges	5,625	10,006	15,631
Reversal of charges	(894)	—	(894)
Payments	(2,209)	(8,904)	(11,113)
Impact of changes in foreign currency exchange rates	188	—	188
Balance as of September 30, 2012	$9,546	$1,102	$10,648
MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close certain acquired facilities. Restructuring charges related to these actions consist of severance and facility exit and other costs. The actions are expected to cost approximately $7.2 million. As of September 30, 2012, we have incurred cumulative costs of $5,778, of which $4,504 was related to severance costs and $1,274 was related to facility exit and other costs. We anticipate these actions will be completed and payments will be made through the first quarter of 2013.
The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2011:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2011	$2,809	$—	$2,809
Charges	1,397	1,274	2,671
Reversal of charges	(157)	—	(157)
Payments	(943)	(1,274)	(2,217)
Impact of changes in foreign currency exchange rates	1	—	1
Balance as of September 30, 2012	$3,107	$—	$3,107

Summary of Restructuring Programs
The following tables outline amounts recorded within the condensed consolidated statements of operations associated with our restructuring activities, and where these amounts were recognized for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended September 30, 2012				For the three months ended September 30, 2011
	2011 Plan	MSP Plan	Other	Total	2011 Plan	2008 Plan	MSP Plan	Other	Total
Restructuring and special charges	$3,066	$498	$—	$3,564	$291	$(52)	$826	$32	$1,097
Currency translation gain/(loss) and other, net	4,765	(3)	1	4,763	(3)	(19)	(33)	—	(55)
Total	$7,831	$495	$1	$8,327	$288	$(71)	$793	$32	$1,042

	For the nine months ended September 30, 2012				For the nine months ended September 30, 2011
	2011 Plan	MSP Plan	Other	Total	2011 Plan	2008 Plan	MSP Plan	Other	Total
Restructuring and special charges	$9,534	$2,514	$(34)	$12,014	$291	$(61)	$2,738	$(138)	$2,830
Currency translation gain/(loss) and other, net	4,761	1	3	4,765	(3)	(11)	(29)	11	(32)
Total	$14,295	$2,515	$(31)	$16,779	$288	$(72)	$2,709	$(127)	$2,798

Special Charges

On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. As a result of the damage to our facility, equipment, and inventory caused by the fire and subsequent fire-fighting activities, we incurred an estimated loss of approximately $2,923 during the three and nine months ended September 30, 2012. This loss was recognized in the Restructuring and special charges line of our condensed consolidated statements of operations. We expect to incur additional costs related to this incident, including clean up and other costs, during the fourth quarter of 2012 and into 2013. We are currently evaluating the extent to which these costs are covered under our insurance policies but, at this time, can provide no assurances that we will be able to successfully recover any of these costs.

6. Debt
Our debt as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Term Loan Facility	$1,086,250	$1,094,500
Senior Notes	700,000	700,000
Less: Term Loan Facility discount	(4,420)	(5,009)
Less: current portion	(11,000)	(11,000)
Long-term debt, net of discount, less current portion	$1,770,830	$1,778,491

Capital lease and other financing obligations	$45,098	$46,219
Less: current portion	(2,533)	(2,741)
Capital lease and other financing obligations, less current portion	$42,565	$43,478
There were no borrowings outstanding on the revolving credit facility as of September 30, 2012 and December 31, 2011.
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
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million in letters of credit) as of September 30, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.

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
Restrictions
As of September 30, 2012 for purposes of the Senior Notes and New Senior Secured Credit Facilities, all of the subsidiaries of STBV were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

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

The net assets of STBV subject to these restrictions totaled $1,145.7 million at September 30, 2012.
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
In connection with our refinancing transactions, during the nine months ended September 30, 2011, we recorded a loss in Currency translation gain/(loss) and other, net of $44.0 million, including the write-off of debt issuance costs of $13.7 million.
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
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, accrued interest totaled $23,067 and $11,727, respectively.
7. Income Taxes
We recorded tax provisions for the three months ended September 30, 2012 and 2011 of $15,838 and $21,830, respectively, and for the nine months ended September 30, 2012 and 2011 of $59,079 and $60,713, respectively. Our tax provision consisted of current tax expense, which related primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill and the use of net operating losses.

During the nine months ended September 30, 2012, our gross uncertain tax position decreased by approximately $2.4 million due to the expiration of certain statutes of limitations and the settlement of certain examinations and issues with tax authorities. This decrease did not have a material impact on our effective tax rate.

8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-employment plans for employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2012 and 2011 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$20	$485	$34	$37	$802	$810	$856	$1,332
Interest cost	484	681	115	153	289	281	888	1,115
Expected return on plan assets	(914)	(622)	—	—	(251)	(211)	(1,165)	(833)
Amortization of net loss/(gain)	13	227	(41)	18	121	96	93	341
Amortization of prior service cost	—	—	—	—	3	3	3	3
Loss on settlement	—	—	—	—	—	204	—	204
Net periodic benefit cost	$(397)	$771	$108	$208	$964	$1,183	$675	$2,162

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2012 and 2011 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$61	$1,624	$154	$163	$2,296	$2,232	$2,511	$4,019
Interest cost	1,452	2,022	401	451	868	815	2,721	3,288
Expected return on plan assets	(2,742)	(1,976)	—	—	(753)	(609)	(3,495)	(2,585)
Amortization of net loss	39	434	13	26	361	279	413	739
Amortization of prior service cost	—	—	—	—	9	9	9	9
Loss on settlement	—	—	—	—	—	204	—	204
Net periodic benefit cost	$(1,190)	$2,104	$568	$640	$2,781	$2,930	$2,159	$5,674
Effective January 31, 2012, we froze our U.S. defined benefit pension plans. The freeze reduced our net periodic benefit cost recorded in the three and nine months ended September 30, 2012 as compared to the three months and nine months ended September 30, 2011.
We are not required to and no longer expect to make contributions to the U.S. defined benefit pension plans during 2012.
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock options	$2,265	$1,818	$6,193	$5,699
Restricted securities	287	599	1,057	1,371
Total share-based compensation expense	$2,552	$2,417	$7,250	$7,070

We granted the following stock options under the 2010 Equity Plan during the nine months ended September 30, 2012:

Awards Granted to	Number of Stock Options Granted	Weighted Average Grant Date Fair Value	Vesting Period
Various executives and employees	788,600	$10.72	25% per year over four years
Directors	116,100	$9.31	1 year
We granted the following restricted securities under the 2010 Equity Plan during the nine months ended September 30, 2012:

Awards Granted to	Number of Restricted Securities Granted	Weighted Average Grant Date Fair Value
Various executives and employees	243,500	$30.18

Of the total restricted securities granted during the nine months ended September 30, 2012, 124,000 restricted securities were performance based awards that cliff vest in April 2015. The number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of shares granted.

During the nine months ended September 30, 2012, 1.5 million ordinary shares were issued as a result of stock option exercises.
10. Commitments and Contingencies
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
In 2001, Texas Instruments ("TI") Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the Sponsor's acquisition of the sensors and controls business of TI, (“Acquisition Agreement”) TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in the early stages. Although ST

Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of September 30, 2012 or December 31, 2011.

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
As of September 30, 2012 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. The court issued a revised scheduling order, with a discovery completion deadline of November 26, 2012, and a trial setting of January 14, 2013.
As of September 30, 2012, we were a defendant in 13 additional lawsuits in which plaintiffs have alleged property damage caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $0.8 million. In aggregate, we believe that the claims total between $4.0 million and $5.0 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.2 million as of September 30, 2012. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matters. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or may incur in the future will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred prior to September 30, 2012. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
Coffeemakers/SGL Italia: Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted recalls of their products and reported several third-party fire incidents. Both of these customers filed lawsuits against us, but only one lawsuit is still pending, Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7. The plaintiff is alleging €4.2 million in damages. We filed our first required response in the Milan court in February 2012. We have denied liability in this matter and do not believe a loss is probable. The other lawsuit was resolved during 2011. As of September 30, 2012, we have not recorded a reserve for these matters.
European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer first brought this claim in June 2010, and is seeking reimbursement of incurred and estimated future costs of €6.1 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of September 30, 2012, we have not recorded a reserve for this claim.
Venmar: We were involved in one lawsuit, and are involved in several claims and pre-claim investigative matters involving products sold by us to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. Claims are unspecified, but two of the matters involve property damage in excess of $1 million. We have recently agreed to contribute, along with Venmar and another defendant, an amount below $0.1 million to settle the lawsuit. Accordingly, as of September 30, 2012, we have recorded a reserve for this settlement. In light of this settlement, we now consider loss in the other matters to be probable but cannot estimate a range of loss. No additional reserve, beyond the specific case settlement, is reflected.
Aircraft: Certain of the our subsidiaries have, along with more than twenty other defendants, been named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I. A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division. Plaintiffs allege that one of our circuit breakers was a component in the aircraft and bring claims of negligence and strict liability. Damages are unspecified. We have aircraft products liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel. We are cooperating with this effort. We do not believe that loss is probable in these matters. Accordingly, as of September 30, 2012, we have not recorded a reserve for these matters.
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

11. Fair Value Measures
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fell.

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$—	$838	$—	$—	$205	$—
Commodity forward contracts	—	9,582	—	—	110	—
Interest rate caps	—	23	—	—	724	—
Total	$—	$10,443	$—	$—	$1,039	$—
Liabilities
Foreign currency forward contracts	$—	$3,636	$—	$—	$82	$—
Commodity forward contracts	—	138	—	—	6,009	—
Total	$—	$3,774	$—	$—	$6,091	$—
The valuations of the interest rate caps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Interest Rate Risk.”
The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Commodity Risk.”
The valuations of the foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk.”
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of September 30, 2012, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility(1)	$1,081,830	$—	$1,090,600	$—	$1,089,491	$—	$1,101,243	$—
Senior Notes	$700,000	$—	$731,500	$—	$700,000	$—	$697,816	$—

(1)	The carrying value is presented net of discount.
The fair value of our term loan and our notes is determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, trade receivables and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as a hedging instrument for accounting purposes, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 11, “Fair Value Measures.”
We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.

Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we primarily use interest rate caps, swaps, and collars as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the nine months ended September 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2012 and 2011, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts recorded in accumulated other comprehensive loss related to interest rate derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of September 30, 2012, we estimated that $1.3 million will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2013.
As of September 30, 2012, we had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2012 and 2011, the amount recognized for ineffectiveness in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of September 30, 2012, we estimated that $1.3 million will be reclassified from accumulated other comprehensive loss to earnings during the twelve months ending September 30, 2013.
As of September 30, 2012, we also have outstanding foreign currency forward contracts which are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments were not designated as hedges. In accordance with ASC 815, changes in the fair value of derivatives not designated in hedging relationships are recorded in earnings. We record these changes as a component of Currency translation gain/(loss) and other, net.

As of September 30, 2012, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
110.9 EUR	Various from June to September 2012	Various from 2012 through 2014	Euro to U.S. Dollar Exchange Rate	1.27 USD	Designated
90.0 MXN	June 12, 2012	Various in 2012 and Various in 2012	U.S. Dollar to Mexican Peso Exchange Rate	14.19 MXN	Designated
31.0 EUR	Various from June to July 2012	Various in 2012	Euro to U.S. Dollar Exchange Rate	1.24 USD	Non-designated
29.2 MYR	September 25, 2012	December 31, 2012	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.08 MYR	Non-designated
51.0 MXN	September 26, 2012	December 31, 2012	U.S. Dollar to Mexican Peso Exchange Rate	13.05 MXN	Non-designated
The notional amounts above represent the total volume we have hedged over the remaining contracted periods.
In addition, we continue to monitor our exposure to foreign currency risk and generally employ operating and financing activities to offset these exposures.
Non-designated Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the statements of operations as a component of Currency translation gain/(loss) and other, net.
We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of September 30, 2012:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,038,808 troy oz.	October 2012 -December 2013	$29.66
Gold	9,936 troy oz.	October 2012 -December 2013	$1,645.00
Nickel	541,082 pounds	October 2012 -December 2013	$7.74
Aluminum	3,207,958 pounds	October 2012 -December 2013	$0.93
Copper	3,549,599 pounds	October 2012 -December 2013	$3.43
Platinum	6,768 troy oz.	October 2012 -December 2013	$1,466.62
Palladium	1,128 troy oz.	October 2012 -December 2013	$617.68
The notional amounts above represent the total volumes we have hedged for the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$23	Other assets	$724		$—		$—
Foreign currency forward contracts	Prepaid expenses and other current assets	740		—	Accrued expenses and other current liabilities	2,221		—
Foreign currency forward contracts	Other assets	80		—		—		—
Total		$843		$724		$2,221		$—
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$7,492	Prepaid expenses and other current assets	$110	Accrued expenses and other current liabilities	$137	Accrued expenses and other current liabilities	$6,009
Commodity forward contracts	Other assets	2,090		—	Other long-term liabilities	1		—
Foreign currency forward contracts	Prepaid expenses and other current assets	18	Prepaid expenses and other current assets	205	Accrued expenses and other current liabilities	1,415	Accrued expenses and other current liabilities	82
Total		$9,600		$315		$1,553		$6,091
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss, net of tax, related to our derivative financial instruments for the nine months ended September 30, 2012:

Net unrealized loss on derivative instruments
Balance as of December 31, 2011	$(3,127)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(1,954)
Amount of net unrealized loss reclassified into earnings	483
Balance as of September 30, 2012	$(4,598)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification on the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011:

Derivatives designated as hedging instruments under ASC 815	Amount of Net Gain or (Loss) Recognized in Comprehensive Income/(Loss) on Derivatives (Effective Portion)		Location of Net Loss or Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate products	$(59)	$(2,615)	Interest expense	$(108)	$(162)
Foreign currency forward contracts that hedge revenue	$(2,235)	$—	Net revenue	$(218)	$—
Foreign currency forward contracts that hedge cost of revenue	$346	$—	Cost of revenue	$225	$—
The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011:

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2012	2011
Commodity forward contracts	$11,529	$(156)	Currency translation gain/(loss) and other, net
Foreign currency forward contracts	$(472)	$1,898	Currency translation gain/(loss) and other, net
Interest rate products	$—	$(14)	Currency translation gain/(loss) and other, net

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification on the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011:

Derivatives designated as hedging instruments under ASC 815	Amount of Net Gain or (Loss) Recognized in Comprehensive Income/(Loss) on Derivatives (Effective Portion)		Location of Net Loss or Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate products	$(701)	$(2,503)	Interest expense	$(490)	$(2,442)
Foreign currency forward contracts that hedge revenue	$(2,227)	$—	Net revenue	$(218)	$—
Foreign currency forward contracts that hedge cost of revenue	$974	$—	Cost of revenue	$225	$—

The following table presents the effect of our derivatives not designated as hedging instruments and their classification on the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011:

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2012	2011
Commodity forward contracts	$6,341	$282	Currency translation gain/(loss) and other, net
Foreign currency forward contracts	$1,104	$1,898	Currency translation gain/(loss) and other, net
Interest rate products	$—	$(16)	Currency translation gain/(loss) and other, net
Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision where if we default on our indebtedness where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2012, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk was $3.8 million. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination value.

13. Currency Translation Gain/(Loss) and Other, net
Currency translation gain/(loss) and other, net consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Currency translation loss on debt	$(461)	$—	$(382)	$(60,391)
Currency translation gain/(loss) on net monetary assets	89	(4,786)	(2,790)	(15,898)
Loss on repurchase of debt	—	—	—	(44,014)
Gain/(loss) on commodity forward contracts	11,529	(156)	6,341	282
(Loss)/gain on foreign currency forward contracts	(472)	1,898	1,104	1,898
Other	142	(113)	(34)	(392)
Total Currency translation gain/(loss) and other, net	$10,827	$(3,157)	$4,239	$(118,515)

14. Segment Reporting
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

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenue:
Sensors	$339,845	$344,138	$1,059,533	$952,770
Controls	132,084	130,175	409,021	420,810
Total net revenue	$471,929	$474,313	$1,468,554	$1,373,580
Segment operating income (as defined above):
Sensors	$94,843	$101,364	$293,639	$292,988
Controls	39,623	43,627	129,410	143,942
Total segment operating income	134,466	144,991	423,049	436,930
Corporate and other	(20,656)	(29,299)	(63,884)	(92,956)
Amortization of intangible assets and capitalized software	(36,082)	(35,986)	(108,407)	(104,947)
Restructuring and special charges	(6,487)	(1,097)	(14,937)	(2,830)
Amortization of inventory step-up to fair value	—	(1,201)	—	(1,725)
Profit from operations	71,241	77,408	235,821	234,472
Interest expense	(24,967)	(26,402)	(75,110)	(73,885)
Interest income	243	228	669	736
Currency translation gain/(loss) and other, net	10,827	(3,157)	4,239	(118,515)
Income before income taxes	$57,344	$48,077	$165,619	$42,808
15. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2012 and 2011, the weighted-average shares outstanding for basic and diluted net income/(loss) per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic weighted-average ordinary shares outstanding	177,760,922	175,984,139	177,327,752	174,957,141
Dilutive effect of stock options	3,765,978	5,332,266	4,151,183	—
Dilutive effect of unvested restricted stock	127,175	209,960	167,772	—
Diluted weighted-average ordinary shares outstanding	181,654,075	181,526,365	181,646,707	174,957,141

Net income/(loss) and net income/(loss) per share are presented in the condensed consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income/(loss) per share. For the nine months ended September 30, 2011, potential ordinary shares that were not otherwise anti-dilutive were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share.
Also, for the three and nine months ended September 30, 2012, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding, as they relate to share-based awards associated with restricted securities that were contingently issuable. The contingency for these awards have not been satisfied.

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Anti-dilutive shares excluded	1,782,493	849,867	1,449,463	599,004
Contingently issuable shares excluded	433,500	—	360,150	—
Anti-dilutive impact due to net loss	—	—	—	6,229,578
16. Subsequent Events

On October 17, 2012, we entered into a voluntary separation agreement with our recently organized direct labor employees at our JinCheon, South Korea facility. The agreement provides for a voluntary separation program under which certain employees working in our South Korea facility ceased employment on October 23, 2012 and entered into a contract labor agreement for a period of three months in exchange for an agreed upon severance allowance. The agreement allowed us to commit to ceasing manufacturing operations at our JinCheon, South Korea facility and move production lines to our higher volume facilities, which are located close to our customers. We expect these actions to be completed in 2013. The agreement and plans to cease manufacturing at this facility are an expansion of our 2011 Plan, which is discussed in further detail in Note 5, "Restructuring and Special Charges."

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Acquisitions
In August 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies (“Sensor-NITE”) for total consideration of $324.0 million. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition is referred to as High Temperature Sensing (“HTS”). Sensor-NITE is a leading manufacturer of high temperature sensors used in the exhaust after-treatment systems of diesel and leading-edge gasoline engines. The business has operations in Belgium and Bulgaria.
In January 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for total consideration of $152.5 million. We refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China. MSP manufactures, develops and sells certain sensor products, and currently has operations in the U.S., South Korea and China. This acquisition was structured as a purchase of assets in the U.S., South Korea and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China.
Korea
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. We expect to incur additional costs related to this incident, including clean up and other costs, during the fourth quarter of 2012 and into 2013. We also expect some loss of revenue in the fourth quarter of 2012 due to the fire and related damage to operations in JinCheon. The operations located in JinCheon produced approximately three to four percent of our total worldwide output in 2011 as measured by revenues.
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this report. During 2011, we made a change to an accounting principle related to the classification of interest and penalties associated with uncertain tax positions as discussed in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2011. This change was made retrospectively to the prior periods presented and has been reflected in the tables below. Amounts and percentages below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	For the three months ended
	September 30, 2012		September 30, 2011
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$339.8	72.0%	$344.1	72.5%
Controls	132.1	28.0	130.2	27.5
Net revenue	471.9	100.0	474.3	100.0
Operating costs and expenses:
Cost of revenue	308.6	65.4	306.3	64.6
Research and development	13.4	2.8	12.3	2.6
Selling, general and administrative	36.1	7.6	41.3	8.7
Amortization of intangible assets and capitalized software	36.1	7.6	36.0	7.6
Restructuring and special charges	6.5	1.4	1.1	0.2
Total operating costs and expenses	400.7	84.9	396.9	83.7
Profit from operations	71.2	15.1	77.4	16.3
Interest expense, net	(24.7)	(5.2)	(26.2)	(5.5)
Currency translation gain/(loss) and other, net	10.8	2.3	(3.2)	(0.7)
Income before taxes	57.3	12.2	48.1	10.1
Provision for income taxes	15.8	3.4	21.8	4.6
Net income	$41.5	8.8%	$26.2	5.5%
Net revenue. Net revenue for the three months ended September 30, 2012 decreased $2.4 million, or 0.5%, to $471.9 million from $474.3 million for the three months ended September 30, 2011. Net revenue decreased 2% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and 2% due to pricing and other factors, partially offset by an increase of 3% due to higher volumes. The increase in volumes was primarily due to 4% growth in content and 1% growth due to the acquisition of HTS that closed in August 2011, partially offset by a 2% decline in mature markets. Volumes related to emerging markets were flat.
Sensors business segment net revenue for the three months ended September 30, 2012 decreased $4.3 million, or 1.2%, to $339.8 million from $344.1 million for the three months ended September 30, 2011. Sensors net revenue decreased 3% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and 2% due to pricing and other factors, partially offset by an increase of 4% due to higher volumes. The increase in volumes was primarily due to content growth and HTS, partially offset by a decline in mature markets.
Controls business segment net revenue for the three months ended September 30, 2012 increased $1.9 million, or 1.5%, to $132.1 million from $130.2 million for the three months ended September 30, 2011. Controls net revenue increased 1% due to higher volumes. The effect of foreign currency exchange rates and pricing each had less than a 1% impact on the change in controls net revenue. The increase in volumes was primarily due to content growth.
Cost of revenue. Cost of revenue for the three months ended September 30, 2012 and 2011 was $308.6 million (65.4% of net revenue) and $306.3 million (64.6% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold and depreciation expense. Depreciation expense for the three months ended September 30, 2012 and 2011 was $13.1 million and $11.4 million, of which $10.9 million and $10.4 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro.
Research and development expense. Research and development (“R&D”) expense for the three months ended September 30, 2012 and 2011 was $13.4 million (2.8% of net revenue) and $12.3 million (2.6% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2012 and 2011 was $36.1 million (7.6% of net revenue) and $41.3 million (8.7% of net revenue), respectively. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011 and lower integration costs associated with the acquired businesses.
Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended September 30, 2012 and 2011 was $36.1 million and $36.0 million, respectively.
Restructuring and special charges. Restructuring and special charges for the three months ended September 30, 2012 and September 30, 2011 was $6.5 million and $1.1 million, respectively. The increase in restructuring and special charges is primarily attributable to the continued execution of the restructuring plan that began in 2011 ("2011 Plan") and includes costs related to workforce reduction, facility, and other exit costs. The expense for the three months ended September 30, 2012 also includes a special charge of $2.9 million as a result of damages caused by a fire in our South Korean facility. These actions and events are discussed further in Note 5, "Restructuring and Special Charges."
Interest expense, net. Interest expense, net for the three months ended September 30, 2012 and 2011 was $24.7 million and $26.2 million, respectively. Interest expense, net for the three months ended September 30, 2012 consisted primarily of $22.5 million of interest on our outstanding debt, $1.3 million in amortization of deferred financing costs, and $0.8 million of interest associated with our capital lease and other financing obligations. Interest expense, net for the three months ended September 30, 2011 consisted primarily of $22.6 million of interest on our outstanding debt, $2.0 million in amortization of deferred financing costs, $0.9 million of interest associated with our capital lease and other financing obligations, and $0.2 million of interest associated with our outstanding derivative instruments.
Currency translation gain/(loss) and other, net. Currency translation gain/(loss) and other, net for the three months ended September 30, 2012 and 2011 was $10.8 million and $(3.2) million, respectively. Currency translation gain/(loss) and other, net for the three months ended September 30, 2012 consisted primarily of $11.5 million in net gains associated with our commodity forward contracts, partially offset by net losses on our foreign currency forward contracts and translation loss on our debt. Currency translation gain/(loss) and other, net for the three months ended September 30, 2011 consisted primarily of $4.8 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, $0.2 million in net losses associated with our commodity forward contracts, partially offset by $1.9 million in gains on foreign currency forward contracts.
Provision for income taxes. Provision for income taxes for the three months ended September 30, 2012 and 2011 totaled $15.8 million and $21.8 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The decrease in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions, changes in the applicable tax rates, and the impact of changes in foreign currency exchange rates.
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

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	For the nine months ended
	September 30, 2012		September 30, 2011
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$1,059.5	72.1%	$952.8	69.4%
Controls	409.0	27.9	420.8	30.6
Net revenue	1,468.6	100.0	1,373.6	100.0
Operating costs and expenses:
Cost of revenue	960.0	65.4	868.3	63.2
Research and development	39.1	2.7	33.1	2.4
Selling, general and administrative	110.2	7.5	130.0	9.5
Amortization of intangible assets and capitalized software	108.4	7.4	104.9	7.6
Restructuring and special charges	14.9	1.0	2.8	0.2
Total operating costs and expenses	1,232.7	83.9	1,139.1	82.9
Profit from operations	235.8	16.1	234.5	17.1
Interest expense, net	(74.4)	(5.1)	(73.1)	(5.3)
Currency translation gain/(loss) and other, net	4.2	0.3	(118.5)	(8.6)
Income before taxes	165.6	11.3	42.8	3.1
Provision for income taxes	59.1	4.0	60.7	4.4
Net income/(loss)	$106.5	7.3%	$(17.9)	(1.3)%
Net revenue. Net revenue for the nine months ended September 30, 2012 increased $95.0 million, or 6.9%, to $1,468.6 million from $1,373.6 million for the nine months ended September 30, 2011. Net revenue increased 10% due to higher volumes partially offset by a decrease of 2% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and 2% due to pricing and other factors. The increase in volumes was due to 6% growth from the acquisitions of HTS and MSP and 6% growth in content, partially offset by a decrease in each of our emerging and mature markets.
Sensors business segment net revenue for the nine months ended September 30, 2012 increased $106.8 million, or 11.2%, to $1,059.5 million from $952.8 million for the nine months ended September 30, 2011. Sensors net revenue increased 16% due to higher volumes partially offset by a decrease of 3% due to pricing and other factors and a decrease of 2% due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. The increase in volumes was primarily due to the acquired businesses and content. Volumes related to mature and emerging markets were flat.
Controls business segment net revenue for the nine months ended September 30, 2012 decreased $11.8 million, or 2.8%, to $409.0 million from $420.8 million for the nine months ended September 30, 2011. Controls net revenue decreased 3% due to lower volumes. The effect of foreign currency exchange rates had less than a 1% unfavorable impact on the change in net revenue. The decrease in volumes was primarily due to mature and emerging markets partially offset by an increase in content.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2012 and 2011 was $960.0 million (65.4% of net revenue) and $868.3 million (63.2% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, the effect of the acquired businesses, and depreciation expense. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $40.8 million and $32.8 million, of which $36.6 million and $29.8 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, the dilutive effect of the acquired businesses, and higher integration costs associated with the acquired businesses.
Research and development expense. R&D expense for the nine months ended September 30, 2012 and 2011 was $39.1 million (2.7% of net revenue) and $33.1 million (2.4% of net revenue), respectively. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.

Selling, general and administrative expense. SG&A expense for the nine months ended September 30, 2012 and 2011 was $110.2 million (7.5% of net revenue) and $130.0 million (9.5% of net revenue), respectively. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011.
Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the nine months ended September 30, 2012 and 2011 was $108.4 million and $104.9 million, respectively. The increase is primarily due to the amortization of intangibles recognized in connection with the HTS and MSP acquisitions.
Restructuring and special charges. Restructuring and special charges for the nine months ended September 30, 2012 and September 30, 2011 was $14.9 million and $2.8 million, respectively. The increase in restructuring and special charges is primarily attributable to the continued execution of the 2011 Plan and includes costs related to workforce reduction, facility, and other exit costs. The expense for the nine months ended September 30, 2012 includes a special charge of $2.9 million as a result of damages caused by a fire in our South Korean facility. These actions and events are discussed in detail in Note 5, "Restructuring and Special Charges."
Interest expense, net. Interest expense, net for the nine months ended September 30, 2012 and 2011 was $74.4 million and $73.1 million, respectively. Interest expense, net for the nine months ended September 30, 2012 consisted primarily of $67.4 million of interest on our outstanding debt, $3.9 million in amortization of deferred financing costs, $2.5 million of interest associated with our capital lease and other financing obligations, and $0.5 million associated with our outstanding derivative instruments. Interest expense, net for the nine months ended September 30, 2011 consisted primarily of $62.2 million of interest on our outstanding debt, $5.4 million in amortization of deferred financing costs, $2.4 million in interest associated with our outstanding derivative instruments, and $2.7 million of interest associated with our capital lease and other financing obligations. The increase in interest expense on our indebtedness was due to a higher interest rate on our refinanced term loan facility, partially offset by lower indebtedness as compared to the prior year.
Currency translation gain/(loss) and other, net. Currency translation gain/(loss) and other, net for the nine months ended September 30, 2012 and 2011 was $4.2 million and $(118.5) million, respectively. Currency translation gain/(loss) and other, net for the nine months ended September 30, 2012 consisted primarily of $6.3 million in net gains associated with our commodity forward contracts and gains of $1.1 million on foreign currency forward contracts, partially offset by $2.8 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation gain/(loss) and other, net for the nine months ended September 30, 2011 consisted primarily of $60.4 million in currency losses resulting from the re-measurement of our foreign currency denominated debt, $44.0 million in loss on the repurchase of debt, and $15.9 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, partially offset by $1.9 million gain on foreign currency forward contracts.
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2012 and 2011 totaled $59.1 million and $60.7 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses.
Liquidity and Capital Resources
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2012 and 2011. We have derived the summarized statements of cash flows for the nine months ended September 30, 2012 and 2011 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(Dollars in millions)	September 30, 2012	September 30, 2011
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income/(loss) adjusted for non-cash items	$297.2	$293.4
Changes in operating assets and liabilities	(12.6)	(71.1)
Operating activities	284.7	222.4
Investing activities	(31.3)	(521.2)
Financing activities	2.6	(117.0)
Net change	$256.0	$(415.8)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $284.7 million compared to $222.4 million for the nine months ended September 30, 2011. This increase was primarily due to the uses of operating cash in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. In 2011, we increased inventory to support the movement of our production lines. In 2012, we reduced inventory as a result of the continued integration of MSP and HTS and the reduction of safety stock as we move the production lines. Also, in 2011, we made $18.6 million in contributions to the U.S. pension plan. In 2012, we have made no contributions.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $31.3 million compared to $521.2 million for the nine months ended September 30, 2011. Net cash used in investing activities during the nine months September 30, 2012 consisted primarily of $36.6 million in capital expenditures. The capital expenditures during the nine months ended September 30, 2012 primarily related to investments associated with increasing our manufacturing capacity.
Net cash used in investing activities for the nine months ended September 30, 2011 consisted primarily of $320.5 million and $137.3 million related to the acquisitions of HTS and MSP, respectively, and $64.0 million in capital expenditures. In the third quarter of 2011, we completed the acquisition of HTS. We drew $100.0 million on the Revolving Credit Facility to partially fund this acquisition of which, we repaid $65.0 million in the three months ended September 30, 2011. The balance was repaid during the three months ended December 31, 2011. The capital expenditures made during the nine months ended September 30, 2011 related to investments associated with increasing our manufacturing capacity.
In 2012, we anticipate capital expenditures of approximately $50 million to $55 million, which we plan to fund with cash flows from operations.
Financing activities. Net cash provided by/(used in) financing activities for the nine months ended September 30, 2012 was $2.6 million compared to $(117.0) million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net cash provided by financing activities consisted primarily of proceeds of $12.6 million from the exercise of stock options for 1.5 million ordinary shares and the issuance of ordinary shares, partially offset by repayments on our debt of $9.8 million. For the nine months ended September 30, 2011, net cash used in financing activities consisted primarily of repayments of $1,929.8 million on our debt and payments of $34.2 million in debt issuance costs, partially offset by proceeds of $1,794.5 million for the issuance of debt, net proceeds from the Revolving Credit Facility of $35.0 million, and proceeds of $17.5 million from the exercise of stock options for 2.5 million ordinary shares and the issuance of ordinary shares.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2012, we had $1,831.3 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of September 30, 2012 is as follows:

September 30, 2012
Term Loan Facility	$1,086,250
Senior Notes	700,000
Less: Term Loan Facility discount	(4,420)
Less: current portion	(11,000)
Long-term debt, net of discount, less current portion	$1,770,830

Capital lease and other financing obligations	$45,098
Less: current portion	(2,533)
Capital lease and other financing obligations, less current portion	$42,565
There were no borrowings outstanding on the revolving credit facility as of September 30, 2012.
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
The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. One of the provisions of the New Senior Secured Credit Facilities is an excess cash flow provision, whereas, beginning with the fiscal year ending December 31, 2012, we may be required to use excess cash flow, as defined by the terms of the credit agreement to prepay some or all of the outstanding borrowings under the Term Loan Facility. Restrictions on our indebtedness and liquidity are further described in Note 6, "Debt," included elsewhere in this Quarterly Report on Form 10-Q.
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million in letters of credit) as of September 30, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.
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
In connection with our refinancing transactions, during the nine months ended September 30, 2011, we recorded a loss in Currency translation gain/(loss) and other, net of $44.0 million, including the write-off of debt issuance costs of $13.7 million.
Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the New Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the three months ended September 30, 2012, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 24, 2012, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was Ba3 with stable outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB- with stable outlook.
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
As of September 30, 2012, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see Note 6, "Debt," included elsewhere in this Quarterly Report on Form 10-Q.
In October 2012, we announced that our board of directors approved a $250 million share buyback program. Execution of share repurchases under this program would be funded from available cash and cash flows from operations.
New Accounting Standards
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. As permitted, we adopted this guidance in the third quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.
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
Evaluation of disclosure controls and procedures
With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2011, we had approximately 11,400 employees, of whom approximately 9% were located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. In August 2012, direct labor employees of our South Korean subsidiary organized under the auspices of the Korean Metal Workers' Union. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage for any reason, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

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

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 26, 2012
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Thomas Wroe
(Thomas Wroe) Chief Executive Officer (Principal Executive Officer)

/s/ Robert Hureau
(Robert Hureau) Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christine Creighton
(Christine Creighton) Vice President and Chief Accounting Officer (Principal Accounting Officer)