Form 10-K
period 2012-12-31
Sensata Technologies Holding N.V.
filed 2013-02-08
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2012 was approximately $2.2 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 15, 2013, 178,020,522 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2013. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

Cautionary Statements Concerning Forward-Looking Statements
In addition to historical facts, this Annual Report on Form 10-K, including any documents incorporated by reference herein, includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations), or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our results of operations;

•	continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses;

•	if we fail to maintain our existing relationships with our customers, our exposure to industry and customer-specific demand fluctuations could increase and our revenue may decline as a result;

•	competitive pressures could require us to lower our prices or result in reduced demand for our products;

•
integration of acquired companies and any future acquisitions and join ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions;

•
risks associated with our non-U.S. operations, including foreign currency risks, the potential for changes in socio-economic conditions and/or monetary and fiscal policies and intellectual property protection difficulties and disputes;

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
Sensata Technologies Holding is incorporated under the laws of the Netherlands. Sensata Technologies Holding conducts its business through subsidiary companies which operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. Sensata organizes operations into the sensors and controls businesses.
Overview
Sensata, a global industrial technology company, is a leader in the development, manufacture, and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality, and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient, and environmentally-friendly. In addition, our long-standing position in emerging markets, including our greater than 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia, Bulgaria, and the Dominican Republic.
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
Our primary products include pressure sensors, force sensors, temperature sensors, speed sensors, position sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized and innovative solutions for specific customer requirements, or applications, across the appliance, automotive, heating, ventilation and air-conditioning (“HVAC”), industrial, aerospace, defense, data/telecom, and other end-markets. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers, (“OEMs”), and other multinational companies.
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
We are a global business with a diverse revenue mix by geography, customer and end-market and we have significant operations around the world. Our subsidiaries located in the Americas, the Asia Pacific region, and Europe generated 37%, 34%, and 29%, respectively, of our net revenue for the year ended December 31, 2012. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2012. Our net revenue for the year ended December 31, 2012 was derived from the following end-markets: 24% from European automotive, 23% from Asia and rest of world automotive, 17% from North American automotive, 10% from appliances and HVAC, 9% from industrial, 8% from heavy vehicle off-road, and 10% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths
We believe we have a number of competitive strengths that differentiate us from our competitors. These include:
Leading positions in high-growth segments. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, product performance and quality, and competitive cost structure. We have selectively chosen to compete in growing applications and geographies. We believe increased regulation of safety and emissions, as well as a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features are driving sensor growth rates exceeding underlying end market demand in many of our key markets, and will continue to offer us significant growth opportunities.
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
Long-standing local presence in key emerging markets. We believe that our long-standing local presence in key emerging markets such as China, India and Brazil provides us with significant growth opportunities. Our net revenue from sales in emerging markets grew at a 14% compounded annual growth rate from 2008 to 2012. Our sales into these markets represented approximately 19% of our net revenue for fiscal year 2012. We have been present in China since 1995 and currently operate high-volume manufacturing facilities located in Baoying and Changzhou. As an early market entrant in China, we established a leading position serving multinationals with local manufacturing operations in China. We believe we have developed strong relationships with local customers and suppliers based on our local manufacturing and sales presence, track record of performance and brand portfolio. We believe the Klixon® brand, part of our controls business since 1927, distinguishes us in the motor controls sector where recognition of global corporate brands is limited. We believe the brand has been an important driver of success with larger Chinese companies who are seeking to build their international sales presence. We have built a local engineering and sales team in China to develop localized technology solutions and continue to build our presence with both multinational and local companies.
Collaborative, long-term relationships with diversified customer base. We have long-standing relationships with a diverse base of leading global OEMs and other multinational companies across the appliance, automotive, HVAC, industrial, aerospace, defense and other end-markets. We have worked with our top 25 customers for an average of 23 years. Our established customer relationships span multiple levels of the organization from executives to engineers. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products.
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
Attractive cost structure with scale advantage and low-cost footprint. We believe that our global scale and cost-focused approach have provided us with an attractive cost position within our industry. We currently manufacture approximately 1.2 billion devices per year, with a majority of our production in low-cost countries including China, Mexico, Bulgaria, Malaysia and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly customized products at a relatively low-cost as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements and ongoing productivity-enhancing initiatives. Over the past thirteen years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the United States, Australia, Canada, Italy, Japan, Korea and the

Netherlands to lower-cost countries including China, Mexico, Malaysia and the Dominican Republic. We continue to increase our use of local suppliers based in these lower-cost locations.

Operating model with high cash generation and significant revenue visibility. We believe our strong customer value proposition and cost structure enable us to generate attractive operating margins and return on capital. Over the last five completed fiscal years, our aggregate capital expenditures represented approximately 3% of our aggregate net revenue. We have a low effective cash tax rate due to amortization of intangible assets resulting from our carve-out from Texas Instruments Incorporated ("TI" or "Texas Instruments") of the acquisition of the Sensors and Controls business on April 27, 2006 (the "2006 acquisition") and other tax benefits derived from our operating and capital structure, including a tax holiday in China, operations in a Dominican Republic tax-free zone, favorable tax status in Mexico and the Dutch participation exemption, which permits the payment of intercompany dividends without incurring taxable income in the Netherlands. In addition, we believe that our business provides us with significant visibility into new business opportunities based on product development cycles that are typically more than one year, our ability to win design awards (e.g., new “sockets” for our sensors and controls) in advance of system roll-outs and commercialization, and our lengthy product life cycles. Additionally, customer order cycles typically provide us with visibility into a majority of our expected quarterly revenue at the start of each quarter.
Experienced management team. Our senior management team has significant collective experience both within our business and in working together to manage our business. Our President and CEO, and certain members of our senior management team have been employed by our company and Texas Instruments for the majority of their careers.
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
Pursue strategic acquisitions to extend leadership and leverage global platform. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our leadership across global end-markets and applications, realize operational value from our global low-cost footprint, and deliver the right technology solutions for emerging markets. We believe we have a track record of success in acquiring and integrating businesses. We intend to continue to seek acquisitions that will offer attractive risk-adjusted returns and significant value-creation opportunities.
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
Acquisition History
We can trace our origins back to businesses that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments from 1959 until April 27, 2006, when STBV, an indirect wholly-owned subsidiary of Sensata Technologies Holding, completed the 2006 Acquisition, which was effected through a number of STBV's subsidiaries that collectively purchased the assets and assumed the liabilities being transferred.
On December 19, 2006, we acquired the First Technology Automotive and Special Products ("First Technology Automotive") business from Honeywell International Inc. for $88.5 million plus fees and expenses. First Technology Automotive designs, develops and manufactures automotive sensors (cabin comfort and safety and stability controls), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. First Technology Automotive’s products are sold to automotive OEMs, Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. We believe that the First Technology Automotive acquisition enhanced existing customer relationships and our motor protector and circuit breaker product offerings.
On July 27, 2007, we acquired Airpax Holdings, Inc. ("Airpax") for approximately $277.3 million, including fees and expenses. We believe the acquisition of Airpax provided us with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications, and further secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military and mobile power markets. The acquisition also added new products such as power inverters and expanded our customer end-markets to include growing network power applications where customers value high reliability and differentiated performance.
On January 28, 2011, we acquired the Automotive on Board sensors business ("Automotive on Board") of Honeywell International Inc. for $152.5 million. We refer to this acquisition as Magnetic Speed and Position ("MSP"). We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China.
On August 1, 2011, we acquired all of the outstanding shares of the Sensor-NITE Group Companies ("Sensor-NITE") for $324.0 million. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition is referred to as High Temperature Sensing ("HTS").
Sensors Business
Overview
We are a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, temperature sensors, pressure switches, and position and force sensors. Our sensors business accounted for approximately 72% of our net revenue for fiscal year 2012. Our sensors are used in a wide variety of applications, including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle off-road applications. We derive most of our sensor revenue from the sale of medium and high-pressure sensors, and we believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which, we believe, helps to protect us against shifts in market share between different OEMs. We use a broad range of manufactured components, subassemblies and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, and nickel. In connection with our acquisition of the MSP business in 2011, certain of our products also now include magnets containing rare earth metals, which our magnet suppliers source from China. While we have been able to maintain a sufficient supply of magnets, a reduction in export of rare earth materials could limit our magnet supplier options and could materially impact our business.
Sensors Industry
Sensors are customized devices that translate physical phenomenon into electronic signals for use by microprocessors or computer-based control systems. The market is characterized by a broad range of products and applications across a diverse set of end-markets. We believe large OEMs and other multinational companies are increasingly demanding a global presence to supply sensors for their key global platforms.
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
Based on a report by LMC Automotive, we believe the production of global light vehicles was approximately 61.0 million in 2012.
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
Based on a report prepared by Strategy Analytics, Inc., we believe the global automotive sensors market was approximately $16.8 billion of revenue in 2012. The increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers in the increase of global automotive sensors. We believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage and content growth in both mature and emerging markets.
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

Sensor Products
We offer the following sensor products:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure Sensors	Air-conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive Heavy Vehicle Off-Road Marine Industrial

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Temperature Sensors	Exhaust aftertreatment	Automotive Heavy Vehicle Off-Road

Speed and Position Sensors	Transmission Braking Engine	Automotive

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive
The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Pressure Sensors	$863,369	$836,485	$687,047
Speed and Position Sensors	164,777	161,357	32,954
Temperature Sensors	123,730	61,316	—
Pressure Switches	93,261	95,958	98,350
Force Sensors	81,871	69,452	71,977
Other	48,162	68,249	79,300
Total	$1,375,170	$1,292,817	$969,628

Controls Business
Overview
We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection products. Our controls business accounted for approximately 28% of our net revenue for fiscal year 2012. We manufacture and market a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electrical HVAC controls, power inverters and precision switches and thermostats. Our controls are sold into industrial, aerospace, military, commercial and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete.
Our controls business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories Standards for Safety, have been written based on the performance and specifications of our controls products. We also have U.S. and Canadian Component Recognitions from Underwriters' Laboratories for many of our controls products, so that customers can use Klixon® products throughout North America. Where our component parts are detailed in our customers' certifications from Underwriters' Laboratories, changes to their certifications may be necessary in order for them to incorporate competitive motor protection offerings.

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
Bimetal Electromechanical Controls
Bimetal electromechanical controls include motor protectors, motor starters, thermostats and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors and household appliances and commercial and military aircraft. In developed markets such as the United States, Europe and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above increases in GDP. In the emerging markets, a growing middle class and rapid overall industrialization is creating significant growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure. China continues to provide the best example of increasing domestic consumption of our products. The Chinese government has historically put in place incentives to stimulate purchase of appliances and HVAC systems both in rural and urban areas.
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
Interconnection
Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. Demand in the semiconductor market is driven by consumer and business computational, entertainment, transportation, and communicative needs. These needs are manifested in the desire to have smaller, lighter, faster, more functional, and energy conscience devices that make the consumer more productive and interconnected to society.
During 2012, our controls segment experienced growth in net revenue from this product portfolio as a result of market share gains and the introduction of a new product offering, wide range thermal control testing units.

Controls Products
We offer the following controls products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal Electromechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military Heavy Vehicle Off-Road Marine/Industrial

Thermal and Magnetic-Hydraulic Circuit Breakers	Circuit protection	Commercial Aircraft Data Communications Telecommunications Computer Servers Heavy Vehicle Off-Road Marine/Industrial HVAC Military

Power Inverters	DC/AC motors	Heavy Vehicle Off-Road

Interconnection	Semiconductor testing	Semiconductor Manufacturing
The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Bimetal Electromechanical Controls	$349,337	$359,576	$379,747
Thermal and Magnetic-Hydraulic Circuit Breakers	118,699	121,518	131,234
Interconnection	50,317	32,922	39,485
Power Inverters	20,387	20,112	19,985
Total	$538,740	$534,128	$570,451
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
We operate a global network of business centers that allows us to develop new sensing technologies, improve existing technologies and customize our products to the particular needs of our customers. We coordinate our technology research, development and engineering efforts through Centers of Expertise that are designed to maintain a critical mass of intellectual capital in our core technologies and leverage that knowledge in our sensors and controls businesses across all geographies. We incurred research and development expense of $52.1 million, $44.6 million, and $24.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensors and controls products and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property in the acquisitions of First Technology Automotive, Airpax, MSP, and HTS. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2012, we had approximately 167 U.S. and 200 non-U.S. patents and approximately 24 U.S. and 96 non-U.S. pending patent applications that were filed within the last five years. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
The table below sets forth the number of our current U.S. patents that are scheduled to expire in the referenced periods.

During the years ending December 31,	Number of Patents
2013-2017	48
2018-2022	53
2023-2027	52
2028-2030	14
The 48 U.S. patents that will expire between 2013 and 2017 include patents involving pressure sensors, motor controls, semiconductor burn-in-test sockets, transmission position switches, temperature sensors, magnetic sensors, thermal circuit breakers and magnetic-hydraulic circuit breakers. Since our core technology platforms, and most of our products, are mature, and our patents generally relate to improvements on earlier filed patents, we do not expect that the expiration of these patents will limit our ability to manufacture and sell such products or otherwise have a material adverse effect on our competitive position.
We utilize licensing arrangements with respect to some technology that we use in our sensors products and to a lesser extent, our controls products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition that permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach. We also have a material licensing arrangement with Measurement Specialties that enables us to manufacture the sensing elements used in our monosilicon strain gage pressure sensors. The initial term of this license ran until July 1, 2008 and has been subsequently renewed annually. We anticipate that it will continue to be renewed each year or other acceptable arrangements will be available to us with respect to this technology. This license can be terminated by either party in the event of an uncured material breach. This sensing element is a component used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, which accounted for $369.9 million in net revenue for the year ended December 31, 2012. We purchase these sensing elements from Measurement Specialties and also manufacture them internally as a second source of supply pursuant to the license.
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

Customers
Our customer base in the sensors business includes a wide range of OEMs and Tier 1 suppliers in the automotive, industrial and commercial end-markets. Our customers in the controls business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, datacomm, telecommunications and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers we rely on third-party distributors to sell our sensors and controls products. We have had relationships with our top ten customers for an average of 25 years.

The following table presents the top ten customers by net revenue for fiscal year 2012 for each of the sensors and controls businesses, set forth in alphabetical order. Where possible, we determine our top customers based on which party decides to purchase and use our products in their applications, and otherwise based on volume of shipments to the customer.

Sensors	Controls
Chrysler Group Continental Daimler Motor Group Ford Motor Company General Motors Honda Motor Company Jatco Incorporated Renault/Nissan TRW Automotive Volkswagen	Emerson Electric Flame Enterprises Jiaxipera Compressor Ltd. Company LG Group Peerless Electronics Regal Beloit Robert Bosch GmbH Samsung Electronics Tecumseh Products Company Whirlpool

The following table presents a summary of the percentage of net revenue by selected geographic regions for the last three fiscal years. The geographic area data below includes net revenue based on our revenue recognition policies and the location of our entities.

	Percentage of Revenue by Geographic Region
	For the year ended December 31,
	2012	2011	2010
Geographic Region
Americas	37%	38%	42%
Asia Pacific	34	33	33
Europe	29	29	25
Total	100%	100%	100%
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
Within each of the principal product categories in our controls business, we compete with divisions of large multinational industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found that certain of the product categories have specific competitive factors. For example, in the thermal circuit breakers, thermostats and switches markets, strength of technology, quality and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by Underwriters’ Laboratories, a U.S.-based organization that issues safety standards for many electrical products used in the United States, and similar organizations outside of the United States, such as Verband der Elektrotechnik, Elektronik und Informationstechnik and TÜV Rheinland in Europe, China Compulsory Certification in China and Canadian Standards Association in Canada.
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
Employees
As of December 31, 2012, we had approximately 11,300 employees, approximately 9% of whom are located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. In August 2012, direct labor employees of our South Korean subsidiary organized under the auspices of the Korean Metal Workers' Union. Pursuant to an agreement dated October 17, 2012, our subsidiary and the union entered into a voluntary separation agreement for the employees. As of December 31, 2012, our South Korean subsidiary has no union represented workers. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2012, we had approximately 1,470 contract workers on a worldwide basis. We believe that our relations with our employees are good.
Environmental Matters and Governmental Regulation
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations other than as set forth below. As of December 31, 2012, compliance with federal, state and local provisions, which have been enacted or adopted, regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings and competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2012.
In 2001, Texas Instruments Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. Texas Instruments Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to Texas Instruments Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by Texas Instruments. Texas Instruments is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with Texas Instruments in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2012.
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
Available Information
We make available free of charge on our Internet Web site (www.sensata.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our results of operations.
Much of our business depends on and is directly affected by the global automobile industry. Sales to customers in the automotive industry accounted for approximately 64% of our total net revenue for fiscal year 2012. Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightened credit markets. Globally, many automakers and their suppliers are still recovering from financial distress experienced in recent years. Adverse developments like those we have seen in recent years in the automotive industry, including but not limited to declines in demand, customer bankruptcies and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
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
Our subsidiaries outside of the U.S. generated approximately 64% of our net revenue for fiscal year 2012, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings.
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
We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. There can be no assurance that our acquisitions will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.
Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, obtaining access to financing markets and increasing the amount of debt service. The availability of debt to finance future acquisitions may be restricted and our ability to make future acquisitions may be limited.
We may also seek to restructure our business in the future by disposing of certain of our assets. There can be no assurance that any restructuring of our business will not adversely affect our financial position, leverage or results of operations. In addition, any significant restructuring of our business will require significant managerial attention which may be diverted from our operations.
There can be no assurance that any anticipated synergies or cost savings generated through acquisitions will be achieved or that they will be achieved in our estimated time frame. We may not be able to successfully integrate and streamline overlapping functions from this transaction or future acquisitions, and integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.
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
A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. While we believe that suitable additional or substitute facilities will be available as required, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially. We recently expanded our manufacturing facilities in China to mitigate this risk.
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
As of December 31, 2012, we had $1,828.8 million of gross outstanding indebtedness, including $1,083.5 million of indebtedness under our term loan facility, $700.0 million of outstanding 6.5% senior notes issued under an indenture dated as of May 12, 2011 (the “Senior Notes”) and $45.3 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, our senior secured credit facilities permit us to incur substantial additional indebtedness in the future. As of December 31, 2012, we had $244.7 million available to us for additional borrowing under our revolving credit facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.
Labor disruptions or increased labor costs could adversely affect our business.
As of December 31, 2012, we had approximately 11,300 employees, of whom approximately 9% were located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. In August 2012, direct labor employees of our South Korean subsidiary organized under the auspices of the Korean Metal Workers' Union. Pursuant to an agreement dated October 17, 2012, our subsidiary and the union entered into a voluntary separation agreement for the employees. As of December 31, 2012, our South Korean subsidiary has no union represented workers.
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
We purchase raw materials and components from a wide range of suppliers. For certain raw materials or components, however, we are dependent on sole source suppliers. We generally obtain these raw materials and components through individual purchase orders executed on an as needed basis rather than pursuant to long-term supply agreements. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition and/or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of the production. We may not be able to make arrangements for transition supply and qualifying replacement suppliers in both a cost-effective and timely manner. Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition which affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.
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

In addition, approximately 93% of our products are manufactured at facilities located outside the United States. Serving a global customer base requires that we place more production in emerging markets, such as China, Mexico, Bulgaria and Malaysia, to capitalize on market opportunities and maintain our low-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.
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
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act will require us to report on "conflict minerals" used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made and may be required in the future to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material.
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

We are a Dutch public limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken and will continue to take tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.

We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. Our transfer pricing methodology is based on economic studies. The price charged for products, services and financing among our companies, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

Tax laws are subject to change in the various countries in which we operate. Such future changes could be unfavorable and result in an increased tax burden to us.
We have significant unfunded benefit obligations with respect to our defined benefit and other post-retirement benefit plans.
We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans. As of December 31, 2012, we had recognized a net accrued benefit liability of approximately $34.7 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.
We have previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of our plans and affect the level and timing of required contributions in 2013 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce our profitability. We fund certain of our benefit obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. As a result, we are subject to increased cash outlays and costs due to, among other factors, rising healthcare costs. Increases in the expected cost of health care beyond current assumptions could increase actuarially determined liabilities and related expenses along with future cash outlays. Our assumptions used to calculate pension and healthcare obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While our management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our pension and healthcare obligations and future expense.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets totaled approximately $2.4 billion as of December 31, 2012, or 65% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.8 billion as of December 31, 2012, or 48% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. No impairment charges were required during the past three fiscal years. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments.
Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facilities or from other sources may not be available to us in an amount sufficient to enable us to service and repay our indebtedness when it becomes due, including our Senior Notes, or to fund our other liquidity needs, including capital expenditure requirements.
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
Our failure to comply with the covenants contained in our credit arrangements, including noncompliance attributable to events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.
Our revolving credit facility requires us to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under our revolving credit facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under our revolving credit facility as of the time of such borrowings. Our revolving credit facility and the indenture governing our Senior Notes require us to comply with various operational and other covenants. As of December 31, 2012, we were not subject to the financial covenant.
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

We have reported significant net losses in prior years and may not sustain recently achieved profitability in the foreseeable future.
We incurred a significant amount of indebtedness in connection with prior acquisitions and, as a result, our interest expense has been substantial. Due, in part, to this significant interest expense and the amortization of intangible assets also related to these acquisitions, we reported net losses in 2008, and 2009. For fiscal years 2010, 2011, and 2012, we reported net income of $130.1 million, $6.5 million, and $177.5 million, respectively. Due to the significant interest expense associated with the remaining indebtedness and the continued amortization of intangible assets, we cannot assure you that we will sustain recently achieved profitability in the foreseeable future.
We are a Netherlands public limited liability company and it may be difficult for shareholders to obtain or enforce judgments against us in the United States.
We are incorporated under the laws of the Netherlands, and a substantial portion of our assets are located outside of the United States. As a result, although we have appointed an agent for service of process in the U.S., it may be difficult or impossible for United States investors to effect service of process within the United States upon us or to realize in the United States on any judgment against us including for civil liabilities under the United States securities laws. Therefore, any judgment obtained in any United States federal or state court against us may have to be enforced in the courts of the Netherlands, or such other foreign jurisdiction, as applicable. Because there is no treaty or other applicable convention between the United States and the Netherlands with respect to the recognition and enforcement of legal judgments regarding civil or commercial matters, a judgment rendered by any United States federal or state court will not be enforced by the courts of the Netherlands unless the underlying claim is relitigated before a Dutch court. Under current practice, however, a Dutch court will generally grant the same judgment without a review of the merits of the underlying claim (i) if that judgment resulted from legal proceedings compatible with Dutch notions of due process, (ii) if that judgment does not contravene public policy of the Netherlands and (iii) if the jurisdiction of the United States federal or state court has been based on internationally accepted principles of private international law.
To date, we are aware of only limited published case law in which Dutch courts have considered whether such a judgment rendered by a United States federal or state court would be enforceable in the Netherlands. In all of these cases, Dutch lower courts applied the aforementioned criteria with respect to the U.S. judgment. If all three criteria were satisfied the Dutch courts granted the same judgment without a review of the merits of the underlying claim.
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

We are no longer a “controlled company” under New York Stock Exchange ("NYSE") listing requirements and, as a result, no longer qualify for exceptions from certain corporate governance requirements. If we are unable to comply with applicable corporate governance requirements, we may become subject to enforcement actions.

Following the completion of our secondary offering in December 2012, we were no longer considered a “controlled company” under the NYSE listing requirements. Subject to the phase-in periods under the NYSE listing rules summarized below, we are required to have a board of directors consisting of a majority of independent directors and a Nominating and Governance Committee and Compensation Committee consisting of entirely independent directors. Within 90 days of the change in status, both our Nominating and Governance Committee and Compensation Committee are required to consist of a majority of independent directors, and within one year after the change in status, both committees will be required to consist solely of independent directors and our board of directors will be required to consist of a majority of independent directors. During these phase-in periods, our shareholders will not have the same protections afforded to shareholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to recruit additional directors that would qualify as independent, or otherwise comply with the NYSE listing requirements, we may be subject to enforcement actions by NYSE. In addition, a change in our board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

Our principal shareholder continues to have significant influence over all matters submitted to a shareholder vote, which could limit the ability of our other shareholders to influence the outcome of key transactions, including a change of control.

As of December 31, 2012, our principal shareholder, Sensata Investment Company S.C.A. ("Sensata Investment Co.") owns approximately 45% of our outstanding ordinary shares. Sensata Investment Co. is controlled by Sensata Management Company S.C.A. (“Sensata Management Co.”), which is controlled by investment funds advised or managed by the principals of Bain Capital and, pursuant to agreements among all of Sensata Investment Co.’s existing shareholders, Bain Capital has the right to appoint all of the directors of Sensata Investment Co. As a result, Bain Capital, through Sensata Management Co. and Sensata Investment Co., continues to have significant influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. It may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of us and might ultimately affect the market price of our ordinary shares.
There may not be an active, liquid trading market for our ordinary shares, and our shareholders may not be able to resell their shares at or above the price at which they purchase them.
The IPO of our ordinary shares was completed in March 2010 at a price of $18.00 per share and secondary public offerings were completed in November 2010, February 2011, and December 2012 at a price of $24.10, $33.15, and $29.95 per share, respectively. There has been a public market for our ordinary shares for only a relatively short period of time. An active, liquid and orderly market for our ordinary shares may not be sustained, which could depress the trading price of our ordinary shares. An inactive market may also impair a shareholder’s ability to sell any of our ordinary shares. In addition, the market price of our ordinary shares may fluctuate significantly and may be adversely affected by broad market and industry factors, regardless of our actual operating performance.
Future sales of our ordinary shares in the public market could cause our share price to fall.
If our existing shareholders sell substantial amounts of our ordinary shares in the public market, the market price of our ordinary shares could decrease significantly. The perception in the public market that our existing shareholders might sell shares could also depress the market price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities.
Certain natural disasters, such as coastal flooding, earthquakes or volcanic eruptions, may negatively impact our business.
Natural disasters, such as the earthquake and tsunami in Japan and flooding in Thailand during 2011, could negatively impact our business by either damaging or destroying our production facilities, the production facilities of our suppliers or customers or the production facilities of our customers' other suppliers, as well as logistics facilities and systems needed to transport our products. If coastal flooding, an earthquake, a volcanic eruption or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could materially disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would adversely impact our business. Even if our manufacturing facilities are not directly damaged, a natural disaster may result in disruptions in distribution or supply channels. The impact of such occurrences depends on the specific geographic circumstances but could be significant, as some of our factories are located in islands with known earthquake fault zones, including our Japanese facilities, or flood or hurricane risk zones, including facilities in China and the Dominican Republic. We cannot accurately predict the impact on our business or results of operations of natural disasters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We occupy 10 principal manufacturing facilities and business centers totaling approximately 2,319,000 square feet, with the majority devoted to research, development and engineering, manufacturing and assembly. Of our principal facilities, approximately 1,428,000 square feet are owned and approximately 891,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current operational requirements. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The table below lists the location of our principal executive and operating facilities. A significant portion of our owned properties and equipment is subject to a lien under our Senior Secured Credit Facilities. Refer to Note 8, "Debt", of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on our senior secured credit facilities.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	454,000
Almelo, Netherlands	Sensors and Controls	Owned	188,000
Oyama, Japan	Sensors and Controls	Owned	75,000
Jincheon, South Korea(1)	Controls	Owned	134,000
Baoying, China(2)	Controls	Owned	440,000
Changzhou, China	Sensors and Controls	Leased	305,000
Subang Jaya, Malaysia	Sensors	Leased	108,000
Haina, Dominican Republic	Sensors and Controls	Leased	45,000
Botevgard, Bulgaria	Sensors	Owned	137,000
(1) During 2012, a fire occurred at this facility and resulted in a temporary shut down of operations. We are continuing to operate this facility until we complete our exit plan. This event and exit plan are further discussed in Note 17 "Restructuring Costs and Special Charges", of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
(2) During 2011, we entered into a lease for a new facility in Baoying, China to increase our production capacity. This lease is not included in this table as we have not yet begun utilizing the facility.
Leases covering our currently occupied principal leased facilities expire at varying dates within the next 13 years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased facilities with equivalent facilities. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required; however, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially.

ITEM 3.	LEGAL PROCEEDINGS
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us will not have a material effect on our financial condition or results of operations. Information on certain legal proceedings in which we are involved is included in Note 14, "Commitments and Contingencies", of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
The Internal Revenue Code requires that companies disclose in their Form 10-K whether they have been required to pay penalties to the Internal Revenue Service (“IRS”) for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our ordinary shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “ST.” The following table sets forth the high and low intraday sales prices per share of our ordinary shares, as reported by the NYSE, for the periods indicated.

	Price Range
	High	Low
2011
Quarter ended March 31, 2011	$34.73	$29.79
Quarter ended June 30, 2011	$37.66	$32.92
Quarter ended September 30, 2011	$39.25	$26.46
Quarter ended December 31, 2011	$31.74	$25.20
2012
Quarter ended March 31, 2012	$34.97	$26.04
Quarter ended June 30, 2012	$34.27	$26.57
Quarter ended September 30, 2012	$32.19	$26.03
Quarter ended December 31, 2012	$32.48	$26.83

Performance Graph
The following graph compares the cumulative return of our ordinary shares since we began trading on the NYSE on March 11, 2010, to the total returns since that date on the Standard & Poor’s 500 Stock Index and the S&P 500 Industrial Index.
The graph assumes that the value of the investment in our ordinary shares and each index was $100 on March 11, 2010.

Cumulative Value of $100 Investment from March 11, 2010
	3/11/2010	12/31/2010	12/31/2011	12/31/2012
Sensata	$100.00	$162.76	$142.05	$175.57
S&P 500	$100.00	$111.06	$113.41	$131.56
S&P 500 Industrial	$100.00	$116.89	$116.20	$134.04

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
Stockholders
As of January 15, 2013, there were 14 holders of record of our ordinary shares.
Dividends
We have never declared or paid any dividends on our ordinary shares, and we currently do not plan to declare any such dividends in the foreseeable future. Because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our wholly-owned subsidiary, STBV, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with International Financial Reporting Standards ("IFRS"). We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. Subject to these limitations, the payment of cash dividends in the future, if any, will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our shareholders and board of directors. Refer to Note 8, "Debt" of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on our dividend restrictions.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)(2)
October 1 through October 31, 2012	—	—	—	$250.0
November 1 through November 30, 2012	337,650	$29.03	337,650	$240.2
December 1 through December 31, 2012	172,940	$31.16	172,940	$234.8
Total	510,590	$29.75	510,590	$234.8
 __________________
(1) Includes only shares settled as of December 31, 2012. As of December 31, 2012, a total of 82,468 shares that have been repurchased were excluded from this schedule as they had not been settled.
(2) All shares were purchased in open-market transactions or under a 10B5-1 plan pursuant to our share repurchase program authorization by our Board of Directors announced on October 23, 2012 to repurchase $250 million of our ordinary shares. The share repurchase program expires after three years and may be modified or terminated by our Board of Directors at any time.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2012, 2011, and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009, and 2008 from audited consolidated financial statements not included in this Annual Report on Form 10-K.
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

	Sensata Technologies Holding N.V. (consolidated)
	For the year ended December 31,
(Amounts in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Net revenue	$1,913,910	$1,826,945	$1,540,079	$1,134,944	$1,422,655
Operating costs and expenses:
Cost of revenue	1,257,547	1,166,842	948,070	742,080	951,763
Research and development	52,072	44,597	24,664	16,796	38,256
Selling, general and administrative(a)	141,894	164,790	194,106	126,545	165,970
Amortization of intangible assets and capitalized software	144,777	141,575	144,514	153,081	148,762
Impairment of goodwill and intangible assets	—	—	—	19,867	13,173
Restructuring and special charges	40,152	15,012	(138)	18,086	24,124
Total operating costs and expenses	1,636,442	1,532,816	1,311,216	1,076,455	1,342,048
Profit from operations	277,468	294,129	228,863	58,489	80,607
Interest expense	(100,037)	(99,557)	(105,416)	(149,766)	(197,797)
Interest income	815	813	1,020	573	1,503
Currency translation (loss)/gain and other, net(b)	(5,581)	(120,050)	45,388	107,695	55,467
Income/(loss) from continuing operations before income taxes	172,665	75,335	169,855	16,991	(60,220)
(Benefit from)/provision for income taxes	(4,816)	68,861	39,805	44,277	54,229
Income/(loss) from continuing operations	177,481	6,474	130,050	(27,286)	(114,449)
Loss from discontinued operations	—	—	—	(395)	(20,082)
Net income/(loss)	$177,481	$6,474	$130,050	$(27,681)	$(134,531)
Net income/(loss) per share—basic:
Continuing operations	$1.00	$0.04	$0.78	$(0.19)	$(0.79)
Discontinued operations	—	—	—	(0.00)	(0.14)
Net income/(loss) per share—basic	$1.00	$0.04	$0.78	$(0.19)	$(0.93)
Net income/(loss) per share—diluted:
Continuing operations	$0.98	$0.04	$0.75	$(0.19)	$(0.79)
Discontinued operations	—	—	—	(0.00)	(0.14)
Net income/(loss) per share—diluted	$0.98	$0.04	$0.75	$(0.19)	$(0.93)
Weighted–average ordinary shares outstanding—basic	177,473	175,307	166,278	144,057	144,066
Weighted-average ordinary shares outstanding—diluted	181,623	181,212	172,946	144,057	144,066
Other Financial Data:
Net cash provided by/(used in):
Operating activities	$397,313	$305,867	$300,046	$187,577	$47,481
Investing activities	(62,501)	(554,458)	(52,548)	(15,077)	(38,713)
Financing activities	(13,400)	(152,944)	97,696	(101,748)	8,891
Capital expenditures	54,786	89,807	52,912	14,959	40,963

	2012	2011	2010	2009	2008
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$413,539	$92,127	$493,662	$148,468	$77,716
Working capital(c)	616,317	313,914	609,887	245,445	15,663
Total assets	3,648,391	3,456,651	3,387,438	3,166,870	3,303,381
Total debt, including capital lease and other financing obligations	1,824,655	1,835,710	1,889,693	2,300,826	2,511,187
Total shareholders’ equity	1,222,294	1,044,951	1,007,781	387,158	405,332
 __________________

(a)
For fiscal year 2010, selling, general and administrative expense includes $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with certain option awards under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and the related modification thereof, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. Refer to Note 11, “Share-Based Payment Plans” and Note 13, “Related Party Transactions” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(b)
Currency translation (loss)/gain and other, net for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 includes (losses)/gains of $(2.2) million, $(44.0) million, $(23.5) million, $120.1 million, and $15.0 million, respectively, recognized on repurchases or refinancings of debt, as well as currency translation gains/(losses) associated with debt of $(0.4) million, $(60.1) million, $72.8 million, $(13.6) million, and $53.2 million, respectively.

(c)	We define working capital as current assets less current liabilities. Working capital amounts for prior years have not been recast to include assets designated as held for sale in any year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality, and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our greater than 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia, Bulgaria, and the Dominican Republic.
History
We have a history of innovation dating back to our origins. We operated as a part of Texas Instruments from 1959 until we were acquired in 2006, (the "2006 Acquisition"). Since then, we have expanded our operations in part through acquisitions including the Magnetic Speed and Position business ("MSP") in January 2011 and the High Temperature Sensing business ("HTS") in August 2011.
Prior to our IPO in March 2010, we were a direct, 99% owned, subsidiary of Sensata Investment Company S.C.A. (“SCA”), a Luxembourg company, which is owned by investment funds or vehicles advised or managed by Bain Capital Partners, LLC (“Bain Capital”), its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management. As of December 31, 2012, SCA owns 45% of our outstanding ordinary shares.
We conduct our operations through subsidiary companies which operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. We organize operations into the sensors and controls businesses.
Selected Segment Information
We manage our sensors and controls businesses separately and report their results of operations as two segments. Set forth below is selected information for each of these business segments for each of the periods presented. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

The following table presents net revenue by segment and segment operating income for the following periods:

	For the year ended December 31,
	2012	2011	2010
(Amounts in millions)
Net revenue
Sensors segment	$1,375.2	$1,292.8	$969.6
Controls segment	538.7	534.1	570.5
Total	$1,913.9	$1,826.9	$1,540.1
Segment operating income
Sensors segment	$384.7	$389.9	$327.1
Controls segment	167.5	175.8	193.3
Total	$552.2	$565.7	$520.4
The following table presents net revenue by segment as a percentage of total net revenue and segment operating income as a percentage of segment net revenue for the following periods:

	For the year ended December 31,
	2012	2011	2010
Net revenue
Sensors segment	71.9%	70.8%	63.0%
Controls segment	28.1	29.2	37.0
Total	100.0%	100.0%	100.0%
Segment operating income
Sensors segment	28.0%	30.2%	33.7%
Controls segment	31.1%	32.9%	33.9%

For a reconciliation of total segment operating income to profit from operations, refer to Note 18, "Segment Reporting", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Cost of revenue
We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•
Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains metals, such as copper, nickel, and aluminum, and precious metals, such as gold, silver, platinum, and palladium, and the costs of these materials may vary with underlying metals pricing. We enter into forward contracts to hedge a portion of our exposure to the potential change in prices associated with certain of our commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities.

•
Employee Costs. Employee costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as sales and production volumes increase, and may decline as a percent of net revenue as a result of economies of scale associated with higher production volumes. We rely significantly on contract workers for direct labor in certain geographies.

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new customers in familiar applications.

•	Other. Our remaining cost of revenue consists of:

•	customer-related development costs;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs; and

•	other general manufacturing expenses, such as expenses for energy consumption.
The main factors that influence our cost of revenue as a percent of net revenue include:

•	changes in the price of raw materials, including certain metals;

•
the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management and the coordination of purchasing within each subsidiary and at the business level;

•	production volumes—production costs are capitalized in inventory based on normal production volumes. As revenue increases, the fixed portion of these costs does not;

•	transfer of production to our lower cost production facilities;

•
product lifecycles, as we typically incur higher cost of revenue associated with manufacturing over-capacity during the initial stages of product launches and when we are phasing out discontinued products;

•	the increase in the carrying value of the inventory that was adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of property, plant and equipment (“PP&E”) to fair value associated with acquisitions; and

•	fluctuations in exchange rates.
Research and development
Research and development (“R&D”) expense consists of costs related to direct product design, development and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third-party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

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

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics, information systems and legal and accounting services;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	transaction costs associated with acquisitions.
Changes in SG&A expense as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts;

•	volume and timing of acquisitions; and

•	fluctuations in exchange rates.
Amortization of intangible assets and capitalized software
Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets or on a straight-line basis, if a pattern of economic benefits cannot be determined. Capitalized software licenses are amortized on a straight-line basis over the term of the license.

Impairment of goodwill and intangible assets
Goodwill and intangible assets are reviewed for impairment on an annual basis unless events or circumstances occur which trigger the need for an earlier impairment review. No impairment charges were required during 2012, 2011, or 2010.
Our revenue and earnings forecasts depend on many factors, including our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.
Restructuring and special charges
Restructuring costs consist of severance, outplacement, other separation benefits, certain pension settlement and curtailment losses, and facility exit and other costs. Special charges for fiscal 2012 include costs associated with the retirement of our former Chief Executive Officer and costs incurred as a result of a fire at our South Korea facility. Refer to Note 17, “Restructuring Costs and Special Charges” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for more discussion of our restructuring plans and the special charges.
Depreciation expense
PP&E are stated at cost and depreciated on a straight-line basis over their estimated useful lives. PP&E acquired through the 2006 Acquisition, the acquisitions of the First Technology Automotive, Airpax, MSP and HTS businesses were “stepped-up” to fair value on the date of the respective business acquisition resulting in a new cost basis for accounting purposes. The amount of the adjustment to the cost basis of these assets as a result of the 2006 Acquisition, the First Technology Automotive acquisition, the Airpax acquisition, the MSP acquisition, and the HTS acquisition totaled $57.8 million, $2.2 million, $5.1 million, $12.4 million, and $9.6 million, respectively.
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
Currency translation (loss)/gain and other, net
Currency translation (loss)/gain and other, net includes gains and losses recognized on currency translation, gains and losses recognized on our non-designated derivatives used to hedge commodity prices and certain foreign currency exposures, gains and losses on the repurchases or refinancing of debt and other. We continue to derive a significant portion of our revenue in markets outside of the U.S., primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the consolidated statements of operations.
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
In March 2010, we completed an IPO of our ordinary shares, in which we received proceeds from the offering and from the exercise of stock options. In April 2010, our underwriters of our IPO exercised their option to purchase additional ordinary shares from our selling shareholders. We did not receive any proceeds from the sale of the additional ordinary shares except for the proceeds received from the exercise of stock options. In November 2010, February 2011, and December 2012, we completed secondary public offerings of our ordinary shares in which our existing shareholders and certain employees sold ordinary shares. The proceeds to us of these secondary public offerings were limited to the proceeds received from the exercise of stock options. In March 2011, the underwriters of our February 2011 secondary offering exercised their option to purchase additional ordinary shares from our selling shareholders through the exercise of stock options. We received proceeds from the exercise of the aforementioned stock options. As of December 31, 2012, SCA owns 45% of our outstanding ordinary shares.
In the fourth quarter of 2012, we announced that our Board of Directors approved a $250.0 million share repurchase program. The timing, manner, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors we consider appropriate. We expect to fund purchases from available cash and free cash flow. The share repurchase program may be modified or terminated by our Board of Directors at any time. Our primary goal of the program will be to offset the dilution associated with our equity compensation programs. As of December 31, 2012, we had $234.8 million available under the program.
Our authorized share capital consists of 400,000 thousand ordinary shares with a nominal value of €0.01 per share, of which 178,392 thousand ordinary shares were issued and 178,011 thousand were outstanding as of December 31, 2012. Issued and outstanding shares exclude 489 thousand unvested restricted securities. We also have authorized 400,000 thousand preference shares with a nominal value of €0.01 per share, none of which are outstanding. At December 31, 2012, there were 399 thousand options available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and 2,621 thousand options available for grant under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan. In addition, we had 6,876 thousand ordinary shares available for issuance upon exercise of outstanding options, and 482 thousand ordinary shares available for issuance under the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan.
Purchase Accounting
We accounted for prior acquisitions using the purchase method of accounting. As a result, the purchase prices for each of these transactions have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to the acquisitions relating to our acquired intangible assets and PP&E. In addition to the increase in the carrying value of PP&E, we extended the remaining depreciable lives of certain PP&E to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory.
In January 2011, we completed the acquisition of the Automotive on Board business from Honeywell International Inc. for total consideration of $152.5 million.
In August 2011, we completed the acquisition of the Sensor-NITE Group Companies for total consideration of $324.0 million.
Increased Leverage
We are a highly-leveraged company and our interest expense increased significantly in the periods following the consummation of the 2006 Acquisition and the acquisitions of First Technology Automotive and Airpax. As a result, interest expense is a significant portion of our results of operations. A portion of our debt has a variable interest rate. We have utilized interest rate swaps, interest rate collars and interest rate caps to hedge the effect of variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” for more information regarding our hedging activities. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the servicing of our debt, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. Refer to Item 1A, “Risk Factors”

and Note 16, “Derivative Instruments and Hedging Activities” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
Pension and Other Post-Retirement Benefits
Effective January 31, 2012, we froze our U.S. pension plans. The freeze resulted in reduced net periodic pension cost recorded in fiscal year 2012, related to our U.S. pension plans, and will also reduce net periodic pension cost in future periods. Specifically, the service cost component of net periodic pension expense was no longer applicable after January 31, 2012, since future benefit accruals after this date were eliminated. We will continue to make contributions to the plans to maintain the required funding levels. Also, our results of operations will continue to be impacted by these plans primarily due to the recognition of other components of net periodic pension expense such as interest cost, amortization of actuarial gains or losses, and expected return on plan assets. We amortize actuarial gains or losses over the average remaining service lives of employees participating in the pension plan. As of December 31, 2012, we estimate this period for our U.S. pension plans to be approximately 7 years. For further discussion of our pension plans, refer to Note 10, "Pension and Other Post-Retirement Benefits" of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

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
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived the statements of operations for the years ended December 31, 2012, 2011, and 2010 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2012		2011		2010
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors segment	$1,375.2	71.9%	$1,292.8	70.8%	$969.6	63.0%
Controls segment	538.7	28.1	534.1	29.2	570.5	37.0
Net revenue	1,913.9	100.0%	1,826.9	100.0%	1,540.1	100.0%
Operating costs and expenses:
Cost of revenue	1,257.5	65.7	1,166.8	63.9	948.1	61.6
Research and development	52.1	2.7	44.6	2.4	24.7	1.6
Selling, general and administrative	141.9	7.4	164.8	9.0	194.1	12.6
Amortization of intangible assets and capitalized software	144.8	7.6	141.6	7.7	144.5	9.4
Restructuring and special charges	40.2	2.1	15.0	0.8	(0.1)	(0.0)
Total operating costs and expenses	1,636.4	85.5	1,532.8	83.9	1,311.2	85.1
Profit from operations	277.5	14.5	294.1	16.1	228.9	14.9
Interest expense	(100.0)	(5.2)	(99.6)	(5.4)	(105.4)	(6.8)
Interest income	0.8	0.0	0.8	0.0	1.0	0.1
Currency translation (loss)/gain and other, net	(5.6)	(0.3)	(120.1)	(6.6)	45.4	2.9
Income before taxes	172.7	9.0	75.3	4.1	169.9	11.0
(Benefit from)/provision for income taxes	(4.8)	(0.3)	68.9	3.8	39.8	2.6
Net income	$177.5	9.3%	$6.5	0.4%	$130.1	8.4%

Year Ended December 31, 2012 (“fiscal year 2012”) Compared to the Year Ended December 31, 2011 (“fiscal year 2011”)
Net revenue
Net revenue for fiscal year 2012 increased $87.0 million, or 4.8%, to $1,913.9 million from $1,826.9 million for fiscal year 2011. Net revenue increased 4.6% due to acquisitions, primarily HTS and MSP, and 1.8% due to organic revenue (sales excluding the impact of acquisitions and the effect of foreign currency exchange), partially offset by a 1.6% decline due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. Our organic revenue growth was primarily driven by our Sensors business and by content growth.
Sensors business segment net revenue for fiscal year 2012 increased $82.4 million, or 6.4%, to $1,375.2 million from $1,292.8 million for fiscal year 2011. Sensors net revenue increased 6.1% due to the acquisitions of HTS and MSP and 2.4% due to organic revenue, partially offset by a 2.2% decline due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. Sensors organic revenue growth was driven primarily by content growth, primarily in the automotive sector.
Controls business segment net revenue for fiscal year 2012 increased $4.6 million, or 0.9%, to $538.7 million from $534.1 million for fiscal year 2011. Controls net revenue increased 0.9% due to acquisitions and 0.3% due to organic revenue, partially offset by a 0.4% decline due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. The increase in Controls net revenue was also partially offset by the impact of a fire at our JinCheon, South Korea facility in the third quarter of 2012. Controls organic revenue growth was driven primarily by content growth.
Cost of revenue
Cost of revenue for fiscal year 2012 was $1,257.5 million, or 65.7% of net revenue, compared to $1,166.8 million, or 63.9% of net revenue, for fiscal year 2011. Cost of revenue increased primarily due to the increase in unit volumes sold, the effect of businesses acquired in fiscal year 2011, and depreciation expense. Cost of revenue as a percentage of net revenue increased due primarily to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and the dilutive effect of the acquired businesses.
Depreciation expense for fiscal years 2012 and 2011 was $54.7 million and $44.4 million, respectively, of which $50.6 million and $40.3 million, respectively, was included in cost of revenue.
Research and development expense
R&D expense increased $7.5 million, or 16.8%, to $52.1 million, or 2.7% of net revenue in fiscal year 2012, from $44.6 million, or 2.4% of net revenue in fiscal year 2011. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.
Selling, general and administrative expense
SG&A expense for fiscal year 2012 was $141.9 million, or 7.4% of net revenue compared to $164.8 million, or 9.0% of net revenue for fiscal year 2011. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011 and lower integration costs associated with HTS and MSP.
Amortization of intangible assets and capitalized software
Amortization expense associated with intangible assets and capitalized software for fiscal year 2012 was $144.8 million, or 7.6% of net revenue, compared to $141.6 million, or 7.7% of net revenue for fiscal year 2011. The increase is primarily due to the amortization of intangibles recognized in connection with the HTS and MSP acquisitions.
Restructuring and special charges
Restructuring and special charges increased by $25.1 million to $40.2 million in fiscal year 2012 from $15.0 million in fiscal year 2011. The increase in restructuring and special charges is partly attributable to the continued execution of the restructuring plan we committed to in 2011 (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites. The restructuring and special charges in fiscal year 2012 includes charges related to the retirement of our former Chief Executive Officer. These charges include a charge of $5,263 related to benefits payable in cash and a charge of $6,404 related the fair value of modifications to outstanding equity awards. The restructuring and special charges are discussed in detail in Note 17, "Restructuring Costs and Special Charges".

Interest expense
Interest expense was $100.0 million for fiscal year 2012 compared to $99.6 million for fiscal year 2011. Interest expense increased due to a higher average interest rate on our refinanced term loan facility during fiscal year 2012 as compared to fiscal year 2011, partially offset by lower average outstanding indebtedness as compared to the prior year.
In December 2012, we amended the terms of our term loan facility, lowering the applicable interest rate by 0.25%.
Interest expense for fiscal year 2012 consisted primarily of $89.7 million on our outstanding debt, $0.7 million associated with our outstanding derivative instruments, $5.1 million in amortization of deferred financing costs, $3.4 million associated with capital lease and other financing obligations and $1.4 million on line of credit and revolving credit facility fees.
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
Currency translation (loss)/gain and other, net
Currency translation (loss)/gain and other, net was $(5.6) million for fiscal year 2012 compared to $(120.1) million for fiscal year 2011. Currency translation (loss)/gain and other, net for fiscal year 2012 consisted primarily of fees incurred to amend our term loan facility of $2.2 million and $2.0 million of currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies.
Currency translation (loss)/gain and other, net for fiscal year 2011 consisted primarily of currency losses of $60.1 million resulting from the re-measurement of our foreign currency denominated debt that was refinanced with U.S. dollar denominated debt, $17.4 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, and a $44.0 million in loss on the repurchase of debt, partially offset by gains of $2.7 million on foreign currency forward contracts.
(Benefit from)/provision for income taxes
(Benefit from)/provision for income taxes for fiscal years 2012 and 2011 totaled $(4.8) million and $68.9 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax expense relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings and other temporary book to tax differences. Additionally, during the fourth quarter of 2012, based upon an analysis of our cumulative history of earnings in the Netherlands over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more-likely-than-not that we would be able to realize our Netherlands' deferred tax assets. As a result, during the fourth quarter of 2012, we released the Netherlands' deferred tax asset valuation allowance, resulting in a net benefit in our deferred tax expense of approximately $66.0 million.

Year Ended December 31, 2011 (“fiscal year 2011”) Compared to the Year Ended December 31, 2010 (“fiscal year 2010”)
Net revenue
Net revenue for fiscal year 2011 increased $286.9 million, or 18.6%, to $1,826.9 million from $1,540.1 million for fiscal year 2010. Net revenue increased 13.1% due to the acquisitions of HTS and MSP, 4.1% due to organic revenue, and 1.5% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro. Our organic revenue growth was primarily due to content growth.
Sensors business segment net revenue for fiscal year 2011 increased $323.2 million, or 33.3%, to $1,292.8 million from $969.6 million for fiscal year 2010. Sensors net revenue increased 20.7% due to the acquisitions of HTS and MSP, 10.7% due to organic revenue, and 1.9% due to the effect of favorable foreign currency rates, primarily the U.S. dollar to Euro exchange rate. The increase in organic revenue was primarily due to content growth.
Controls business segment net revenue for fiscal year 2011 decreased $36.3 million, or 6.4%, to $534.1 million from $570.5 million for fiscal year 2010. Controls net revenue decreased 7.1% due to organic revenue, partially offset by 0.7% due to favorable foreign exchange rates.
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
Selling, general and administrative expense
SG&A expense for fiscal year 2011 was $164.8 million, or 9.0% of net revenue compared to $194.1 million, or 12.6% of net revenue for fiscal year 2010. SG&A expense decreased primarily due to costs incurred in fiscal year 2010 related to our IPO, specifically $22.4 million related to the termination of the Advisory Agreement (as defined in the accompanying consolidated financial statements), and $18.9 million cumulative catch-up adjustment related to the vesting of certain option awards. The decrease was partially offset by integration costs related to the acquisitions of HTS and MSP in 2011. There were no such acquisition related integration costs in 2010.
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
Restructuring and special charges
Restructuring and special charges increased by $15.2 million to $15.0 million in fiscal year 2011 from $(0.1) million in fiscal year 2010. The restructuring charges incurred in fiscal year 2011 primarily relate to the 2011 Plan and the MSP Plan. In connection with these plans, we recognized charges of $12.2 million, $2.5 million and $0.5 million relating to severance, a write-down related to classifying our Cambridge, Maryland facility as held for sale and pension settlement charges, respectively. These actions are discussed in detail in Note 17, "Restructuring Costs and Special Charges."
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
Interest income
Interest income for fiscal years 2011 and 2010 was $0.8 million and $1.0 million, respectively. The decrease was due to lower cash on hand in fiscal year 2011 as compared to 2010.
Currency translation gain and other, net
Currency translation (loss)/gain and other, net was $(120.1) million for fiscal year 2011 compared to $45.4 million for fiscal year 2010. Currency translation (loss)/gain and other, net for fiscal year 2011 consisted primarily of currency losses of $60.1 million resulting from the re-measurement of our foreign currency denominated debt that was refinanced with U.S. dollar denominated debt, $17.4 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, $44.0 million in loss on the repurchase of debt, partially offset by gains of $2.7 million on foreign currency forward contracts.
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
Provision for income taxes
Provision for income taxes for fiscal years 2011 and 2010 totaled $68.9 million and $39.8 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax expense relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings and other temporary book to tax differences. Additionally, during the fourth quarter of 2010, based upon an analysis of our cumulative history of Japan earnings over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more-likely-than-not that we would be able to realize our Japan net operating loss carryforward tax assets prior to their expiration. As a result, during the fourth quarter of 2010, we released the valuation allowance related to our Japan deferred tax assets resulting in a net benefit in our deferred tax expense of approximately $18.5 million.

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
We define Adjusted Net Income as follows: net income before costs related to our IPO, costs associated with debt refinancing and other financing transactions, loss on currency translation on debt and unrealized loss/(gain) on other hedges, amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets, amortization of inventory step-up to fair value, deferred income tax and other tax (benefit)/expense, amortization of deferred financing costs, costs associated with significant restructuring activities and other costs as outlined in the reconciliation below.
Our definition of Adjusted Net Income includes the current tax expense/(benefit) that will be payable/(realized) on our income tax return and excludes deferred income tax and other tax expense. As we treat deferred income tax and other tax expense as an adjustment to compute Adjusted Net Income, the deferred income tax effect associated with the reconciling items would not change Adjusted Net Income for any period presented.
Many of these adjustments to net income relate to a series of strategic initiatives developed by our management aimed at better positioning us for future revenue growth and an improved cost structure. These initiatives have been modified from time to time to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives included, among other items, acquisitions, divestitures, restructurings of certain operations and various financing transactions. We describe these adjustments in more detail below.
The use of Adjusted Net Income has limitations and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.
The following unaudited table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted Net Income for the periods presented:

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Net income	$177,481	$6,474	$130,050
Restructuring and special charges(a)	51,901	11,694	*
Costs related to initial public offering(b)	—	—	43,298
Debt refinancing costs and other financing transactions(c)	2,916	44,014	23,474
Currency translation loss on debt and unrealized loss/(gain) on other hedges(d)	(8,925)	91,033	(74,010)
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets and inventory(e)	150,946	144,649	145,184
Deferred income tax and other tax (benefit)/expense(f)	(22,868)	50,703	29,847
Amortization expense of deferred financing costs(g)	5,108	6,925	8,564
Total Adjustments(h)	179,078	349,018	176,357
Adjusted Net Income	$356,559	$355,492	$306,407

* In 2010, we did not include this item as a reconciling item to arrive at Adjusted Net Income.
__________________

(a)
The following unaudited table provides a detail of the components of restructuring and special charges, the total of which is included as an adjustment to arrive at Adjusted Net Income for fiscal 2012 and 2011 as shown in the above table:

	For the year ended December 31,
(Amounts in thousands)	2012	2011
Severance costs(i)	$14,827	$9,191
Facility related costs(ii)	15,249	2,503
Special charges(iii)	14,897	—
Other(iv)	6,928	—
Total restructuring and special charges	$51,901	$11,694
__________________

i.	Represents severance costs (including pension settlement charges) related to the 2011 Plan, excluding the impact of foreign exchange.

ii.	Represents facility exit and other costs related to the 2011 Plan.

iii.	Represents costs associated with the retirement of our former Chief Executive Officer and costs incurred as a result of a fire in our South Korean facility.

iv.	Represents other restructuring related charges.

(b)
Represents costs recorded as expenses related to our IPO in March 2010, including $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with certain option awards and the related modification, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. See Note 11, “Share-Based Payment Plans” and Note 13, “Related Party Transactions”, of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information.

(c)
Relates to the repurchases of outstanding debt and refinancing costs not capitalized. See Note 8, “Debt” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information. Fiscal year 2012 also includes costs related to our December 2012 secondary offering transaction.

(d)	Reflects the unrealized (gains)/losses associated with the translation of our previously held Euro-denominated debt into U.S. dollars and (gains)/losses on hedging transactions.

(e)	Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets and inventory related to acquisitions.

(f)
Represents deferred income tax and other tax (benefit)/expense, including provisions for and interest expense and penalties related to uncertain tax positions. Fiscal year 2012 includes a $(66.0) million benefit associated with the release of the Netherlands' deferred tax asset valuation allowance. Fiscal years 2012 and 2011 also include $0.3 million and $0.6 million, respectively, of expense associated with the write-off of tax indemnification and other tax related assets.

(g)	Represents amortization expense of deferred financing costs and original issue discounts.

(h)
The theoretical current income tax associated with the reconciling items presented above is shown below for each period presented. The theoretical current income tax was calculated by multiplying the reconciling items, which relate to jurisdictions where such items would provide tax expense/(benefit), by the applicable tax rates.

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Restructuring and special charges	$5,452	$342	$—
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets and inventory	$1,081	$568	$—

Liquidity and Capital Resources
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2012, 2011, and 2010. We have derived these summarized statements of cash flows from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the years ended December 31,
(Amounts in millions)	2012	2011	2010
Net cash provided by/(used in):
Operating activities:
Net income, adjusted for non-cash items	$375.4	$377.5	$316.5
Changes in operating assets and liabilities	22.0	(71.6)	(16.4)
Operating activities	397.3	305.9	300.0
Investing activities	(62.5)	(554.5)	(52.5)
Financing activities	(13.4)	(152.9)	97.7
Net change	$321.4	$(401.5)	$345.2
Operating activities
The increase in net cash provided by operating activities during fiscal year 2012 as compared to fiscal year 2011 was primarily due to the uses of operating cash. In 2011, we increased inventory to support the movement of our production lines. In 2012, we reduced inventory as a result of the continued integration of MSP and HTS and the reduction of safety stock as we moved production lines. Also, in 2011, we contributed $18.6 million to the U.S. pension plan. In 2012, we made no contributions to this plan.
The most significant components to the change in operating assets and liabilities for fiscal year 2011 were increases in accounts receivable of $11.1 million, and inventories of $19.9 million, and a decrease in other assets and liabilities of $21.1 million. The increase in accounts receivable was primarily due to higher sales in the fourth quarter of 2011 as compared to the fourth quarter of 2010. The increase in inventory was due to building safety stock to support the business as we move certain of our production lines. The decrease in other assets and liabilities was primarily due to an increase in pension plan contributions.
The most significant components to the change in operating assets and liabilities for fiscal year 2010 were increases in accounts receivable of $17.4 million and inventories of $15.6 million, partially offset by increases in other liabilities of $11.8 million. The increase in accounts receivables was due to higher sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The increase in inventories was due to higher materials and finished goods requirements as a result of the increased sales demand. The increase in other liabilities was primarily due to the write-off of tax indemnification assets and other tax related assets and the change in fair value of derivatives.
As of December 31, 2012, we had commitments to purchase certain raw materials and components that contain various commodities, such as gold, silver, platinum, palladium, copper, nickel and aluminum. In general, the price for these products varies with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two- or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.
During fiscal year 2011, we committed to a restructuring plan to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites. During fiscal year 2012, we expanded our 2011 Plan to include costs associated with ceasing manufacturing in our South Korean facility. As of December 31, 2012, we recognized a liability of $7.7 million for this plan. These actions are discussed further in Note 17, "Restructuring Costs and Special Charges", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Investing activities
Net cash used in investing activities during fiscal year 2012 consisted of capital expenditures of $54.8 million and $13.3 million used for an acquisition completed by our Controls business, partially offset by proceeds of $5.6 million from the sale of assets. Net cash used in investing activities during fiscal year 2011 consisted primarily of $319.9 million and $145.3 million related to the acquisitions of HTS and MSP respectively. The remaining net cash used in investing activities during fiscal years 2011 and 2010 consisted primarily of capital expenditures of $89.8 million and $52.9 million, respectively
In 2013, we anticipate spending approximately $70 million to $90 million on capital expenditures, which will be funded with cash flow from operations.

Financing activities
Net cash used in financing activities during fiscal year 2012 consisted primarily of payments to repurchase ordinary shares of $15.2 million and repayments of $13.3 million on our debt, partially offset by proceeds of $16.2 million from the exercise of stock options for 1.9 million ordinary shares.
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
Indebtedness and liquidity
Our liquidity requirements are significant due to the highly-leveraged nature of our company. As of December 31, 2012, we had $1,828.8 million in gross outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.
The following table outlines our outstanding indebtedness as of December 31, 2012 and the associated interest expense for fiscal year 2012.

Description	Balance as of December 31, 2012	Interest expense for fiscal year 2012
(Amounts in thousands)
Term Loan Facility, net of discount of $4,148	$1,079,352	$44,153
Senior Notes	700,000	45,500
Derivatives	—	717
Capital lease and other financing obligations	45,303	3,353
Amortization of financing costs and original issue discounts	—	5,108
Other	—	1,206
Total	$1,824,655	$100,037
In 2011, we completed a series of transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% Senior Notes due 2019 (the "Senior Notes") and the execution of a credit agreement providing for senior secured credit facilities (the "Senior Secured Credit Facilities") that provide us with a $1,100.0 million term loan (the "Term Loan Facility") and a $250.0 million revolving credit facility (the "Revolving Credit Facility") of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. One of the provisions of the Senior Secured Credit Facilities is an excess cash flow provision, whereas, beginning with the fiscal year ending December 31, 2013, we may be required to use excess cash flow, as defined by the terms of the credit agreement, to prepay some or all of the outstanding borrowings under the Term Loan Facility. Restrictions on our indebtedness and liquidity are described in Note 8, "Debt", of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million of letters of credit) as of December 31, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.
Extinguishments and Modifications of Debt

In December 2012, we amended our Term Loan Facility. The amendment reduced the interest rate with respect to our Term Loan Facility by 0.25% to 1.75% and 2.75% for Base Rate Loans and Eurodollar Rate Loans, respectively. No changes were made to the terms of our Revolving Credit Facility. The terms below reflect the changes as a result of the amendment. Under the terms of the amendment, we are required to pay a fee of 1% of the aggregate principal amount of all term loans prepaid, or converted, in connection with any repricing transaction occurring from the closing date of the amendment until the first anniversary thereof.
In connection with the amendment, during the year ended December 31, 2012, we recorded a loss in Currency translation (loss)/gain and other, net of $2.2 million including the write-off of debt issuance costs and the original issue discount of $0.2 million.
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
Capital resources
Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2012, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.
Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 31, 2013, Moody’s Investors Service’s corporate credit rating for STBV was Ba3 with stable outlook and Standard & Poor’s corporate credit rating for STBV was BB with stable outlook.
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

As of December 31, 2012, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, refer to the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, and Item 1A, “Risk Factors.”
In October 2012, we announced that our Board of Directors approved a $250 million share buyback program. As of December 31, 2012, $234.8 million remained available under the plan. Execution of share repurchases under this program would be funded from available cash and cash flows from operations.

Contractual Obligations and Commercial Commitments
The table below reflects our contractual obligations as of December 31, 2012. Amounts we pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations principal(1)	$1,783.5	$11.0	$22.0	$22.0	$1,728.5
Debt obligations interest(2)	516.5	86.8	171.9	170.4	87.4
Capital lease obligations principal(3)	35.2	1.5	3.4	3.9	26.4
Capital lease obligations interest(3)	25.2	3.0	5.6	5.0	11.6
Other financing obligations principal(4)	10.0	0.4	—	—	9.6
Other financing obligations interest(4)	4.0	0.7	1.5	1.5	0.3
Operating lease obligations(5)	19.2	5.9	6.7	3.8	2.8
Non-cancelable purchase obligations(6)	17.4	7.8	8.4	1.1	0.1
Total(7)(8)	$2,411.0	$117.1	$219.5	$207.7	$1,866.7
__________________

(1)	Represents the contractually required principal payments under the Senior Notes and the Term Loan Facility in existence as of December 31, 2012 in accordance with the required payment schedule.

(2)
Represents the contractually required interest payments on the debt obligations in existence as of December 31, 2012 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to December 31, 2012 on the variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2012, plus the applicable spread.

(3)
Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2012 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.

(4)
Represents the contractually required payments under our financing obligations in existence as of December 31, 2012 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.

(5)
Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2012 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.

(6)
Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2012. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.

(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2012.

(8)
This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2012, we had recognized a net benefit liability of $34.7 million representing the net unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $21.8 million of unrecognized tax benefits as of December 31, 2012, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on income taxes.

Legal Proceedings
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, the minimum potential loss contingency is recorded. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, the minimum loss amount can be increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There can be no assurances that our recorded reserves will be sufficient to cover the extent of our costs and potential liability.
Inflation
We believe inflation has not had a material effect on our financial condition or results of operations in recent years.
Seasonality
Because of the diverse nature of the markets in which we compete, our revenue is only moderately impacted by seasonality. However, our Controls business has some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.
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

Accounting policies relating to goodwill and the goodwill impairment test. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2012, goodwill and other intangible assets totaled $1,754.1 million and $603.9 million, respectively, or approximately 48% and 17% of our total assets, respectively.
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
Estimated fair value for each reporting unit. In connection with our 2012 annual impairment review, we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for fiscal years 2013 through 2017, the “Discrete Projection Period.” We estimated the value of the cash flows beyond fiscal year 2017, or the “Terminal Year,” by applying a multiple to the projected fiscal year 2017 net earnings before interest, taxes, depreciation and amortization ("EBITDA"). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital appropriate for each reporting unit. The estimated weighted-average cost of capital was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation were reasonable and consistent with accepted valuation practices.
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
Goodwill impairment. In the quarter ended December 31, 2012, we evaluated our goodwill for impairment and determined that the fair values of the reporting units exceeded their carrying values on that date. Should certain assumptions used in the development of the fair values of our reporting units change, we may be required to recognize additional goodwill impairments. The estimated fair values of the Sensors, Electrical Protection, Power Protection, and Interconnection reporting units used in those analyses exceeded their carrying values by approximately 239%, 181%, 112%, and 261%, respectively.
We did not prepare updated goodwill impairment analyses as of December 31, 2012 for any reporting unit.
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

Indefinite-lived intangible assets. We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. During the fourth quarter of 2012, we evaluated our indefinite-lived intangible assets for impairment and determined that the fair values of the indefinite-lived trade names exceeded their carrying values at that time. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.
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

Pension and post-employment benefit plans
We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between the assumptions and the actual experience results in the recognition of an asset or a liability. Actuarial gains/(losses) are recorded directly to Accumulated other comprehensive income. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality fixed-income investments, we considered rates of return on these investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality fixed-income investments do not exist, we estimate the discount rate using government bond yields or long-term inflation rates.
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
The fair value of options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, dividend yield, expected volatility, risk-free interest rate and expected term. The expected term of the time vesting options was based on the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. Also, because of our lack of history as a public company, we consider the historical and implied volatility of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from our board of directors.
Since completion of our IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our stock on the New York Stock Exchange (“NYSE”) on the date of the grant.
Off-Balance Sheet Arrangements
From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations generally arise in two contexts. First, in connection with any asset sales by us, the asset sale agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as sales agreements, which contain indemnification provisions relating to product quality, intellectual property infringement and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Any future liabilities due to these indemnities cannot be reasonably estimated or accrued.
Recent Accounting Pronouncements
Accounting standards adopted during the year ended December 31, 2012:
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance requires prospective application. We adopted these provisions as of January 1, 2012. The adoption of ASU 2011-04 impacted disclosure only and did not have any effect on our financial position or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted. We adopted these provisions as of January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our financial position or results of operations but impacted the way we present comprehensive income.
In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2011. We adopted the deferral provisions of this pronouncement as of January 1, 2012. The adoption did not have a material effect on our financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted these provisions in 2012. The adoption of ASU 2011-08 did not have a material effect on our financial position or results of operations.
In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. As permitted, we adopted these provisions in 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

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
The terms of our outstanding interest rate caps as of December 31, 2012 and 2011 are shown in the following table:

As of December 31,	Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
2012	$100	Amortizing	March 5, 2009	April 29, 2013	5.00%
2012	$600	NA	August 12, 2011	August 12, 2014	2.75%

2011	$600	NA	August 12, 2011	August 12, 2014	2.75%
2011	$350	Amortizing	March 5, 2009	April 29, 2013	5.00%
2011	€100	Amortizing	March 5, 2009	April 29, 2013	5.00%
We had no outstanding Euro-denominated debt as of December 31, 2012 or 2011.
The significant components of our debt as of December 31, 2012 and 2011 are shown in the following tables:

(Dollars in millions)	Interest Rate as of December 31, 2012	Outstanding balance as of December 31, 2012	Fair value as of December 31, 2012
Term Loan Facility(1)	3.75%	$1,079.4	$1,081.4
Senior Notes	6.50%	700.0	742.0
Total(2)		$1,779.4	$1,823.4
_________________

(1)	Outstanding balance is presented net of discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $45.3 million.

(Dollars in millions)	Interest Rate as of December 31, 2011	Outstanding balance as of December 31, 2011	Fair value as of December 31, 2011
Term Loan Facility(1)	4.00%	$1,089.5	$1,101.2
Senior Notes	6.50%	700.0	697.8
Total(2)		$1,789.5	$1,799.0
_________________

(1)	Outstanding balance is presented net of discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $46.2 million.
Sensitivity Analysis
As of December 31, 2012, we had total variable rate debt with an outstanding balance of $1,079.4 million, net of discount, issued under our Term Loan Facility. Considering the impact of our LIBOR floor, an increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $3.3 million. The next 100 basis point increase in the LIBOR rate would result in incremental annual interest expense of $10.8 million. Neither increase would be offset by our variable to fixed interest rate caps as of December 31, 2012 due to the terms of the caps.
As of December 31, 2011, we had total variable rate debt with an outstanding balance of $1,089.5 million, net of discount, issued under our Term Loan Facility. Considering the impact of our LIBOR floor, an increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $5.0 million. The next 100 basis point increase in the LIBOR rate would result in incremental annual interest expense of $10.9 million. Neither increase would be offset by our variable to fixed interest rate caps as of December 31, 2011, due to the terms of the caps.
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
Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, British pound, Brazilian real, Singapore dollar, and the Bulgarian lev. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows and variability in earnings, we entered into foreign currency rate derivatives, during the year ended December 31, 2012. During 2012, we entered into foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During 2012, we also entered into foreign currency forward contracts that were not designated for hedge accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of these non-designated derivatives in the statements of operations as a gain or loss within Currency translation (loss)/gain and other, net.

The following foreign currency forward contracts were outstanding as of December 31, 2012:

Notional (in millions)		Effective Date	Maturity Date	Index	Weighted Average Strike Rate		Hedge Designation
179.3	EUR	Various from September to November 2012	Various from March 2013 to February 2014	Euro to U.S. Dollar Exchange Rate	1.30	USD	Designated
33.9	EUR	Various from June to July 2012	Various from January 2013 to February 2013	Euro to U.S. Dollar Exchange Rate	1.24	USD	Non-designated
480.0	MXN	Various from October to November 2012	Various from January 2013 to December 2013	U.S. Dollar to Mexican Peso Exchange Rate	13.47	MXN	Designated
28.5	MYR	December 20, 2012	March 29, 2013	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.07	MYR	Non-designated

The following foreign currency forward contracts were outstanding as of December 31, 2011:

Notional (in millions)		Effective Date	Maturity Date	Index	Weighted Average Strike Rate		Hedge Designation
21.0	EUR	December 28, 2011	March 30, 2012	Euro to U.S. Dollar Exchange Rate	1.31	USD	Non-designated
31.0	MYR	December 28, 2011	March 30, 2012	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.16	MYR	Non-designated
7,000.0	KRW	December 28, 2011	March 30, 2012	U.S. Dollar to South Korean Won Exchange Rate	1,168.60	KRW	Non-designated
Sensitivity Analysis
The table below presents our foreign currency forward contracts as of December 31, 2012 and the estimated impact to pre-tax earnings as a result of a 10% increase/(decrease) in the foreign currency translation rate.

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2012	10% increase in the foreign currency to U.S. Dollar rate	10% decrease in the foreign currency to U.S. Dollar rate
Euro to U.S. Dollar	$(7.0)	$(28.1)	$28.1
Malaysian Ringgit to U.S. Dollar	$—	$0.9	$(0.9)
Mexican Peso to U.S. Dollar	$1.0	$3.7	$(3.7)

The table below presents our Euro-denominated net monetary assets as of December 31, 2012 and 2011 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% increase/(decrease) in the Euro to U.S. Dollar currency exchange rate.

(Amounts in millions)	Net asset balance as of December 31, 2012		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the Euro to U.S. Dollar exchange rate	10% decrease in the Euro to U.S. Dollar exchange rate
Net monetary assets(1)	€37.6	$49.7	$(5.0)	$5.0

(Amounts in millions)	Net asset balance as of December 31, 2011		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the Euro to U.S. Dollar exchange rate	10% decrease in the Euro to U.S. Dollar exchange rate
Net monetary assets(1)	€37.7	$48.7	$(4.9)	$4.9
 __________________

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations and other long-term liabilities.
Commodity Risk
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation (loss)/gain and other, net. During fiscal years 2012, 2011, and 2010, we recognized a net (loss)/gain of $(0.4) million, $(1.1) million, and $9.1 million, respectively, associated with these derivatives.

Sensitivity Analysis
The table below presents our commodity forward contracts as of December 31, 2012 and 2011 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity.

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset balance as of December 31, 2012	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2012	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$1.2	815,016 troy oz.	$28.69	$30.15	Various dates during 2013	$2.5	$(2.5)
Gold	$0.2	7,786 troy oz.	$1,635.08	$1,666.65	Various dates during 2013	$1.3	$(1.3)
Nickel	$0.1	432,284 pounds	$7.46	$7.77	Various dates during 2013	$0.3	$(0.3)
Aluminum	$0.1	2,382,282 pounds	$0.89	$0.95	Various dates during 2013	$0.2	$(0.2)
Copper	$0.5	2,775,379 pounds	$3.42	$3.60	Various dates during 2013	$1.0	$(1.0)
Platinum	$0.6	5,076 troy oz.	$1,415.33	$1,527.60	Various dates during 2013	$0.8	$(0.8)
Palladium	$0.1	902 troy oz.	$610.61	$703.76	Various dates during 2013	$0.1	$(0.1)

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net (liability)/asset balance as of December 31, 2011	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2011	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(3.6)	626,795 troy oz.	$33.83	$27.97	Various dates during 2012	$1.8	$(1.8)
Gold	$(0.5)	6,085 troy oz.	$1,688.71	$1,598.63	Various dates during 2012	$1.0	$(1.0)
Nickel	$(0.3)	214,341 pounds	$10.25	$8.50	Various dates during 2012	$0.2	$(0.2)
Aluminum	$(0.5)	2,351,869 pounds	$1.13	$0.93	Various dates during 2012	$0.2	$(0.2)
Copper	$(0.8)	2,625,903 pounds	$3.77	$3.45	Various dates during 2012	$0.9	$(0.9)
Platinum	$(0.2)	1,667 troy oz.	$1,572.00	$1,426.85	Various dates during 2012	$0.2	$(0.2)
Palladium	$0.0	187 troy oz.	$597.00	$652.98	Various dates during 2012	$0.0	$(0.0)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements
The following consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules
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
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Boston, Massachusetts
February 8, 2013

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$413,539	$92,127
Accounts receivable, net of allowances of $11,059 and $11,329 as of December 31, 2012 and 2011, respectively	258,114	261,425
Inventories	176,233	197,542
Deferred income tax assets	12,871	9,989
Prepaid expenses and other current assets	33,923	32,083
Total current assets	894,680	593,166
Property, plant and equipment at cost	611,991	581,673
Accumulated depreciation	(283,792)	(250,498)
Property, plant and equipment, net	328,199	331,175
Goodwill	1,754,107	1,746,821
Other intangible assets, net	603,883	737,560
Deferred income tax assets	38,971	4,086
Deferred financing costs	22,119	26,477
Other assets	6,432	17,366
Total assets	$3,648,391	$3,456,651
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$12,878	$13,741
Accounts payable	152,964	155,346
Income taxes payable	8,884	6,012
Accrued expenses and other current liabilities	100,112	100,674
Deferred income tax liabilities	3,525	3,479
Total current liabilities	278,363	279,252
Deferred income tax liabilities	271,902	262,091
Pension and post-retirement benefit obligations	32,747	22,287
Capital lease and other financing obligations, less current portion	43,425	43,478
Long-term debt, net of discount, less current portion	1,768,352	1,778,491
Other long-term liabilities	31,308	26,101
Commitments and contingencies
Total liabilities	2,426,097	2,411,700
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,392 and 176,467 shares issued as of December 31, 2012 and 2011, respectively	2,289	2,264
Treasury shares, at cost, 381 and 12 shares as of December 31, 2012 and 2011, respectively	(11,423)	(136)
Additional paid-in capital	1,587,202	1,557,211
Accumulated deficit	(316,368)	(491,164)
Accumulated other comprehensive loss	(39,406)	(23,224)
Total shareholders’ equity	1,222,294	1,044,951
Total liabilities and shareholders’ equity	$3,648,391	$3,456,651
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2012	2011	2010
Net revenue	$1,913,910	$1,826,945	$1,540,079
Operating costs and expenses:
Cost of revenue	1,257,547	1,166,842	948,070
Research and development	52,072	44,597	24,664
Selling, general and administrative	141,894	164,790	194,106
Amortization of intangible assets and capitalized software	144,777	141,575	144,514
Restructuring and special charges	40,152	15,012	(138)
Total operating costs and expenses	1,636,442	1,532,816	1,311,216
Profit from operations	277,468	294,129	228,863
Interest expense	(100,037)	(99,557)	(105,416)
Interest income	815	813	1,020
Currency translation (loss)/gain and other, net	(5,581)	(120,050)	45,388
Income before taxes	172,665	75,335	169,855
(Benefit from)/provision for income taxes	(4,816)	68,861	39,805
Net income	$177,481	$6,474	$130,050
Basic net income per share:	$1.00	$0.04	$0.78
Diluted net income per share:	$0.98	$0.04	$0.75

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$177,481	$6,474	$130,050
Other comprehensive (loss)/income, net of tax:
Net unrealized (loss)/gain on derivative instruments designated and qualifying as cash flow hedges	(1,668)	63	8,615
Defined benefit and retiree healthcare plans:
Actuarial net (loss)/gain arising during the year	(16,239)	(6,821)	997
Amortization of actuarial net loss included in net periodic pension cost	719	696	281
Amortization of prior service cost included in net periodic pension cost	8	7	4
Plan amendment	—	9,744	(165)
Settlement loss	998	545	9
Other comprehensive (loss)/income	(16,182)	4,234	9,741
Comprehensive income	$161,299	$10,708	$139,791
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$177,481	$6,474	$130,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,688	44,373	38,628
Amortization of deferred financing costs and original issue discounts	5,108	6,925	8,564
Currency translation loss/(gain) on debt	433	60,106	(72,816)
Loss on repurchase or refinancing of debt	2,216	44,014	23,474
Share-based compensation	14,714	8,012	25,421
Amortization of inventory step-up to fair value	23	1,725	—
Amortization of intangible assets and capitalized software	144,777	141,575	144,514
(Gain)/loss on disposition or write-down of assets, net	(214)	2,495	119
Deferred income taxes	(26,381)	48,662	24,267
Other non-cash items	2,518	13,098	(5,755)
Increase/(decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	6,858	(11,118)	(17,406)
Inventories	22,091	(19,907)	(15,574)
Prepaid expenses and other current assets	1,720	(825)	2,916
Accounts payable and accrued expenses	(13,877)	(16,398)	3,367
Income taxes payable	2,872	(2,286)	(1,529)
Other	2,286	(21,058)	11,806
Net cash provided by operating activities	397,313	305,867	300,046
Cash flows from investing activities:
Acquisition of High Temperature Sensing, net of cash received	—	(319,920)	—
Acquisition of Magnetic Speed and Position, net of cash received	—	(145,331)	—
Other acquisitions, net of cash received	(13,346)	—	—
Additions to property, plant and equipment and capitalized software	(54,786)	(89,807)	(52,912)
Proceeds from sale of assets	5,631	600	364
Net cash used in investing activities	(62,501)	(554,458)	(52,548)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	16,520	20,091	455,394
Payments on Revolving Credit Facility, net	—	—	—
Proceeds from issuance of debt	—	1,794,500	—
Payments on debt	(13,349)	(1,933,035)	(357,698)
Payments to repurchase ordinary shares	(15,190)	—	—
Payments of debt issuance cost	(1,381)	(34,500)	—
Net cash (used in)/provided by financing activities	(13,400)	(152,944)	97,696
Net change in cash and cash equivalents	321,412	(401,535)	345,194
Cash and cash equivalents, beginning of year	92,127	493,662	148,468
Cash and cash equivalents, end of year	$413,539	$92,127	$493,662
Supplemental cash flow items:
Cash paid for interest	$91,733	$91,207	$107,109
Cash paid for income taxes	$14,153	$20,999	$22,184

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Due from SCA	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2009	144,069	$1,825	(12)	$(136)	$(17)	$1,050,373	$(627,688)	$(37,199)	$387,158
Issuance of Ordinary Shares	26,316	357	—	—	—	433,182	—	—	433,539
Stock options exercised	3,064	41	—	—	—	21,813	—	—	21,854
Vesting of restricted ordinary shares	74	1	—	—	—	—	—	—	1
Share-based compensation	—	—	—	—	—	25,421	—	—	25,421
Settlement of amount due from SCA	—	—	—	—	17	—	—	—	17
Net income	—	—	—	—	—	—	130,050	—	130,050
Other comprehensive income	—	—	—	—	—	—	—	9,741	9,741
Balance as of December 31, 2010	173,523	$2,224	(12)	$(136)	$—	$1,530,789	$(497,638)	$(27,458)	$1,007,781
Issuance of ordinary shares for employee stock plans	10	—	—	—	—	176	—	—	176
Stock options exercised	2,804	38	—	—	—	19,877	—	—	19,915
Vesting of restricted ordinary shares	130	2	—	—	—	—	—	—	2
Share-based compensation	—	—	—	—	—	8,012	—	—	8,012
Capital transactions with related parties	—	—	—	—	—	(1,643)	—	—	(1,643)
Net income	—	—	—	—	—	—	6,474	—	6,474
Other comprehensive income	—	—	—	—	—	—	—	4,234	4,234
Balance as of December 31, 2011	176,467	$2,264	(12)	$(136)	$—	$1,557,211	$(491,164)	$(23,224)	$1,044,951
Issuance of ordinary shares for employee stock plans	8	—	—	—	—	276	—	—	276
Repurchase of ordinary shares	—	—	(511)	(15,190)	—	—	—	—	(15,190)
Stock options exercised	1,807	24	142	3,903	—	15,002	(2,685)	—	16,244
Vesting of restricted ordinary shares	110	1	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	14,714	—	—	14,714
Net income	—	—	—	—	—	—	177,481	—	177,481
Other comprehensive loss	—	—	—	—	—	—	—	(16,182)	(16,182)
Balance as of December 31, 2012	178,392	$2,289	(381)	$(11,423)	$—	$1,587,202	$(316,368)	$(39,406)	$1,222,294

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)

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
We are incorporated under the laws of the Netherlands. We conduct our operations through subsidiary companies which operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. We organize operations into the sensors and controls businesses.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows, and changes in shareholders’ equity.
All intercompany balances and transactions have been eliminated.
All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.
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
Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of share-based compensation, the determination of accrued expenses, certain asset valuations including deferred tax asset valuations, the useful lives of property and equipment, post-retirement obligations, and the accounting for business combinations. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of change in value, and have original maturities of three months or less.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. Revenue and related cost of sales from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our revenue and have been within our estimates.
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
We estimated the fair value of options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, expected dividend yield, expected volatility, risk-free interest rate, and expected term.

The expected term of these options was based upon the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. In December 2007, the Securities and Exchange Commission issued SAB No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded.

We utilized the simplified method for options granted during all years presented due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We will continue to use the simplified method until sufficient historical data becomes available.
We consider the historical and implied volatilities of publicly-traded companies within our peer group when selecting the appropriate volatility to apply to the options. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility.
The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related grant.
The dividend yield is based on our judgment with input from our Board of Directors.
The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the requisite service period. Compensation expense recognized for each award ultimately reflects the number of shares that actually vest. Our estimated forfeiture rate at December 31, 2012 was 11% for the majority of our employees and 0% for directors and certain officers.
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
Share-based compensation expense is recognized as a component of selling, general and administrative (“SG&A”) expense which is consistent with where the related employee costs are recorded. Refer to further discussion of share-based payments in Note 11, "Share-Based Payment Plans".
Financial Instruments
Derivative financial instruments: We maintain derivative financial instruments with major financial institutions of investment grade credit rating and monitor the amount of credit exposure to any one issuer.
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
The fair value of interest rate derivatives is based upon valuation models that use as inputs swaps and zero coupon rates that are obtained from independent data sources that are readily available to market participants. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fell below or exceeded the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Interest rate caps are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates exceed the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities”, under the caption “Hedges of Interest Rate Risk”.
The fair value of foreign currency forward contracts are determined using widely accepted valuation techniques, which utilize observable market-based inputs, including foreign exchange rates, and reflect the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities”, under the caption “Hedges of Foreign Exchange Risk”.
We enter into forward contracts for certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. The fair value of our commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. Currently, these contracts have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these contracts as a gain or loss as a component of Currency translation (loss)/gain and other, net in the consolidated statement of operations. The fair value of these forward contracts is determined by reference to forward prices associated with these commodities. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 16, “Derivative Instruments and Hedging Activities”, under the caption “Non-designated Hedges of Commodity Risk”.
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
Trade accounts receivable: Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2012.

Goodwill and Other Intangible Assets
Businesses acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review. We establish our reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.
Goodwill: Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, the operational performance and the financial forecasts of the business. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect to not use this option or we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test. In the first step of a goodwill impairment test, we estimate the fair value of reporting units using discounted cash flow models based on our most recent long-range plans giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value to the net book value of each reporting unit, including goodwill. The preparation of forecasts of revenue growth and profitability for use in the long-range plans, the selection of the discount rate and the terminal year multiples involve significant judgments. Changes to the forecasts, the discount rates selected or the terminal year multiples could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.
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
Intangible assets: Identified intangible assets, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Costs incurred to renew or extend the term of an intangible asset are capitalized and amortized over the remaining useful life of the intangible asset. No such costs were incurred or capitalized during the years ended December 31, 2012, 2011, and 2010.
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
Impairment of indefinite-lived intangible assets: We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect to not use this option or we determine it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to make assumptions about future conditions impacting the value of the indefinite-lived intangible asset, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We determine fair value by using the appropriate income approach methodology.
Deferred Financing Costs and Original Issue Discounts
Expenses associated with the issuance of debt instruments are capitalized and amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 5 to 8 years). Amortization of these costs is included as a component of Interest expense in the consolidated statements of operations.
In 2011, we completed a series of refinancing transactions designed to refinance our indebtedness. We capitalized deferred financing costs of $20,871 and recognized debt discount of $5,500 related to these transactions.
We applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments, in accounting for these transactions.
We incurred charges for the write-off of deferred financing costs and original issue discounts of $0.2 million, $13.7 million, and $6.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. These charges are included in Currency translation (loss)/gain and other, net in the consolidated statements of operations and relate to financing transactions which are described in Note 8, "Debt". Deferred financing costs recognized in the consolidated balance sheets were $22,119 and $26,477 as of December 31, 2012 and 2011, respectively.
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

In accordance with ASC Topic 740, Income Taxes ("ASC 740"), penalties and interest related to unrecognized tax benefits may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to uncertain tax positions within our (Benefit from)/provision for income taxes line of our consolidated statements of operations.
Pension and Other Post-Retirement Benefit Plans
We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between the assumptions and the actual experience results in the recognition of an asset or a liability. Actuarial gains/(losses) are recorded directly to Accumulated other comprehensive income. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.
The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality fixed-income investments, we consider rates of return on these investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality fixed-income investments do not exist, we estimate the discount rate using government bond yields or long-term inflation rates.
To determine the expected return on plan assets, we consider the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.
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
Losses on receivables have not historically been significant.
Inventories
Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process and finished goods is determined based on a first-in, first-out basis ("FIFO") and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value.

Property, Plant and Equipment and Other Capitalized Costs
Property, plant and equipment (“PP&E”) are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. Depreciable lives of plant and equipment are as follows:

Buildings and improvements	2 – 40 years
Machinery and equipment	2 – 10 years
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

Foreign Currency
For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation (loss)/gain and other, net in the consolidated statements of operations. We have recorded currency (losses)/gains of $(2,469), $(77,514), and $65,554 for the years ended December 31, 2012, 2011, and 2010, respectively.
Currency translation (loss)/gain and other, net
Currency translation (loss)/gain and other, net for the years ended December 31, 2012, 2011, and 2010 consisted of the following:

	For the year ended December 31,
	2012	2011	2010
Currency translation (loss)/gain on debt	$(433)	$(60,106)	$72,816
Currency translation loss on net monetary assets	(2,036)	(17,408)	(7,262)
Loss on repurchase or refinancing of debt	(2,216)	(44,014)	(23,474)
(Loss)/gain on commodity forward contracts	(436)	(1,082)	9,140
(Loss)/gain on foreign currency forward contracts	(607)	2,695	—
Loss on Euro call option	—	—	(993)
Loss on tax indemnification assets and other non-cash tax items	(318)	—	(5,221)
Other	465	(135)	382
	$(5,581)	$(120,050)	$45,388
Accounting standards adopted during the year ended December 31, 2012:
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance requires prospective application. We adopted these provisions as of January 1, 2012. The adoption of ASU 2011-04 impacted disclosure only and did not have any effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted. We adopted these provisions as of January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our financial position or results of operations but impacted the way we present comprehensive income.
In December 2011, the FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2011. We adopted the deferral provisions of this pronouncement as of January 1, 2012. The adoption did not have a material effect on our financial position or results of operations.
In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted these provisions in 2012. The adoption of ASU 2011-08 did not have a material effect on our financial position or results of operations.
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. As permitted, we adopted these provisions in 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

3. Property, Plant and Equipment
PP&E as of December 31, 2012 and 2011 consisted of the following:

	Depreciable Lives	December 31, 2012	December 31, 2011
Land	—	$14,666	$14,666
Buildings and improvements	2 – 40 years	138,674	142,017
Machinery and equipment	2 – 10 years	458,651	424,990
		611,991	581,673
Less accumulated depreciation		(283,792)	(250,498)
Total		$328,199	$331,175
Depreciation expense for PP&E, including amortization of assets under capital leases, totaled $54,688, $44,373, and $38,628 for the years ended December 31, 2012, 2011, and 2010, respectively.
PP&E is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment ("ASC 360"). We cease recording depreciation on assets that are classified as held for sale. Assets classified as held for sale in the current year are shown in comparison to their carrying values as of the prior year. The net carrying values of the assets which have been classified as assets held for sale as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Almelo, the Netherlands facility	$3,510	$7,748
Cambridge, Maryland facility	—	470
Sakado, Japan facility	—	1,011
Standish, Maine facility	238	238
	$3,748	$9,467

During 2012, we decided to sell our facility in Almelo, the Netherlands in an effort to move to space more suited for our business needs. We determined that this facility met the held for sale criteria as specified in ASC 360, and accordingly, we measured the facility at the lower of its then carrying value or fair value less costs to sell, which was determined to be approximately $3.5 million as of December 31, 2012. This resulted in the recognition of a write-down of approximately $3.8 million during the three months ended December 31, 2012. This charge was recorded within the Cost of revenue line of our consolidated statements of operations. We expect to complete the sale of the facility in 2013. The fair value of the facility was considered to be a Level 3 fair value measurement. The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. See Note 15, "Fair Value Measures" for a discussion of Level 3 inputs.
During the year ended December 31, 2012, we designated as held for sale and completed the sale of our facility in Sakado, Japan. This resulted in the recognition of a gain of approximately $3.3 million during the year ended December 31, 2012. This gain was recorded within the Cost of revenue line of our consolidated statements of operations. This facility was included in our Controls segment.
During the year ended December 31, 2012, we sold our Cambridge, Maryland facility. During 2011, in connection with planned restructuring activities discussed in Note 17, "Restructuring Costs and Special Charges" we classified the facility as held for sale and measured it at the lower of its then carrying value or fair value less costs to sell, which was determined to be approximately $0.5 million as of December 31, 2011. This resulted in the recognition of a write-down of approximately $2.5 million during the year ended December 31, 2011. This charge was recorded within the Restructuring and special charges line of our consolidated statements of operations. During the year ended December 31, 2012, we sold our Cambridge facility, which was part of our controls business reporting segment.

PP&E as of December 31, 2012 and 2011 included the following assets under capital leases:

	December 31, 2012	December 31, 2011
PP&E recognized under capital leases	$39,486	$38,449
Accumulated amortization	(10,643)	(9,021)
Net PP&E recognized under capital leases	$28,843	$29,428

4. Inventories
Inventories as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Finished goods	$68,621	$68,884
Work-in-process	28,909	45,420
Raw materials	78,703	83,238
Total	$176,233	$197,542

As of December 31, 2012 and 2011, inventories totaling $5,866 and $4,682, respectively, had been consigned to others.

5. Goodwill and Other Intangible Assets
The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2009	$1,166,358	$—	$1,166,358	$382,678	$(18,466)	$364,212	$1,549,036	$(18,466)	$1,530,570
First Technology Automotive acquisition—purchase accounting adjustments	(1,553)	—	(1,553)	(63)	—	(63)	(1,616)	—	(1,616)
Balance as of December 31, 2010	1,164,805	—	1,164,805	382,615	(18,466)	364,149	1,547,420	(18,466)	1,528,954
Airpax acquisition—purchase accounting adjustments	—	—	—	(76)	—	(76)	(76)	—	(76)
MSP Acquisition	48,025	—	48,025	—	—	—	48,025	—	48,025
HTS Acquisition	169,918	—	169,918	—	—	—	169,918	—	169,918
Balance as of December 31, 2011	1,382,748	—	1,382,748	382,539	(18,466)	364,073	1,765,287	(18,466)	1,746,821
HTS Acquisition - purchase accounting adjustments	5,320	—	5,320	—	—	—	5,320	—	5,320
Other acquisitions	—	—	—	1,966	—	1,966	1,966	—	1,966
Balance as of December 31, 2012	$1,388,068	$—	$1,388,068	$384,505	$(18,466)	$366,039	$1,772,573	$(18,466)	$1,754,107

Goodwill attributed to the acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above reflect changes in estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and PP&E.
As of October 1, 2012, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying value on that date. Should certain assumptions used in the development of the fair value of our reporting units or indefinite-lived intangible assets change, we may be required to recognize additional goodwill or intangible asset impairments.
The following table outlines the components of intangible assets, excluding goodwill, that are subject to amortization as of December 31, 2012 and 2011:

	Weighted- Average Life (Years)	December 31, 2012				December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	15	$359,226	$(171,031)	$(2,430)	$185,765	$358,326	$(138,994)	$(2,430)	$216,902
Customer relationships	11	1,094,298	(742,527)	(12,144)	339,627	1,086,496	(639,242)	(12,144)	435,110
Non-compete agreements	7	23,400	(21,282)	—	2,118	23,400	(14,796)	—	8,604
Trade names	8	5,184	(2,112)	—	3,072	5,184	(937)	—	4,247
Capitalized software	4	13,087	(8,256)	—	4,831	10,689	(6,462)	—	4,227
Total	12	$1,495,195	$(945,208)	$(14,574)	$535,413	$1,484,095	$(800,431)	$(14,574)	$669,090

The following table outlines amortization expense on acquisition-related definite-lived intangible assets and capitalized software for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Acquisition-related definite-lived intangible assets	$142,983	$139,794	$143,082
Capitalized software	1,794	1,781	1,432
Total amortization expense	$144,777	$141,575	$144,514
The table below presents estimated amortization expense for acquisition-related definite-lived intangible assets and capitalized software for the following future periods:

2013	$136,027
2014	$125,006
2015	$108,726
2016	$76,288
2017	$39,362
In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and we have no plans to discontinue using them. We have recorded $59,100 and $9,370, respectively, related to these tradenames.

6. Acquisitions

High-Temperature Sensing
On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies ("Sensor-NITE") for total consideration of $324.0 million. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired are being integrated into our sensors segment and the acquisition will be referred to as High Temperature Sensing ("HTS"). We incurred $2.5 million in transaction costs which have been recognized within SG&A during fiscal year 2011. During fiscal year 2012, goodwill increased by $5.3 million due to a change in estimated purchase consideration as a result of working capital negotiations with the sellers and the finalization of the valuation of the assets acquired and liabilities assumed.
The HTS acquisition was structured as a stock purchase of the Sensor-NITE Group Companies in Belgium, Bulgaria, U.S., and China. The following table summarizes the final allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$20,330
Inventories	27,792
Prepaid expenses and other current assets	4,947
Property, plant and equipment	32,440
Other intangible assets	112,275
Goodwill	175,238
Other noncurrent assets	48
Accounts payable and accrued expenses	(22,887)
Other long term liabilities	(30,263)
Fair value of net assets acquired, excluding cash and cash equivalents	319,920
Cash and cash equivalents	4,080
Fair value of net assets acquired	$324,000
The allocation of purchase price was based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The goodwill of $175.2 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.
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

MSP develops, manufactures, and sells certain sensor products, and has operations in the U.S., South Korea, and China. The MSP acquisition was structured as a purchase of assets in the U.S., South Korea, and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and in China. In fiscal year 2011, our Czech Republic location closed. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

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
Other Acquisitions

In October 2012, we completed the acquisition of a business which is being integrated into our interconnection business within our Controls segment for approximately $13.8 million. The majority of the preliminary purchase price was allocated to intangible assets, specifically completed technologies, customer relationships, and goodwill.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Accrued compensation and benefits	$29,341	$31,370
Other accrued expenses and current liabilities	23,517	20,077
Accrued interest	11,070	11,727
Accrued freight, utility and insurance	8,820	8,348
Accrued severance	9,072	10,229
Accrued taxes	6,317	6,559
Value added taxes	3,610	5,831
Accrued professional fees	6,296	5,322
Current portion of pension and post-retirement benefit obligations	2,069	1,211
Total	$100,112	$100,674

8. Debt
Our debt as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Term Loan Facility	$1,083,500	$1,094,500
Senior Notes	700,000	700,000
Less: Term Loan Facility discount	(4,148)	(5,009)
Less: current portion	(11,000)	(11,000)
Long-term debt, net of discount, less current portion	$1,768,352	$1,778,491
Capital lease and other financing obligations	$45,303	$46,219
Less: current portion	(1,878)	(2,741)
Capital lease and other financing obligations, less current portion	$43,425	$43,478
There were no borrowings outstanding on the revolving credit facility as of December 31, 2012 and 2011.
2011 Refinancing
In May 2011, we completed a series of refinancing transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "Senior Notes") and the execution of a credit agreement providing for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a $1,100.0 million term loan (the "Term Loan Facility") and a $250.0 million revolving credit facility (the "Revolving Credit Facility") of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
Senior Secured Credit Facilities
In December 2012, we amended our Term Loan Facility. The amendment reduced the interest rate with respect to our Term Loan Facility by 0.25% to 1.75% and 2.75% for Base Rate Loans and Eurodollar Rate Loans, respectively. No changes were made to the terms of our Revolving Credit Facility. The terms below reflect the changes as a result of the amendment. Under the terms of the amendment, we are required to pay a fee of 1% of the aggregate principal amount of all term loans prepaid, or converted, in connection with any repricing transaction occurring before December 6, 2013.
The Senior Secured Credit Facilities were issued under a credit agreement dated as of May 12, 2011, as amended, among STBV, Sensata Technologies Finance Company, LLC ("ST Finance"), Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent. The Term Loan Facility was issued at 99.5% of par. The Term Loan Facility bears interest at variable rates which includes a LIBOR index rate (subject to a floor of 100 basis points) plus 275 basis points. The Revolving Credit Facility bears interest at variable rates which includes a LIBOR index rate plus 2.500%, 2.375% or 2.250% depending on the achievement of certain senior secured net leverage ratios.
Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the term loans, once repaid, may be reborrowed. The principal amount of the term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the balance payable at maturity.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S. and certain subsidiaries located in certain non-U.S. jurisdictions including the Netherlands, Mexico, Japan, Belgium, Bulgaria, Malaysia, and Bermuda (collectively, the "Guarantors"). The collateral for such borrowings under the Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, ST Finance and the Guarantors. Under the Revolving Credit Facility, STBV and its restricted subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings.
The Senior Secured Credit Facilities also contain non-financial covenants which limit our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments (including acquisitions), merge, consolidate, dissolve or liquidate, sell assets, enter into affiliate transactions, change our business, change our accounting policies, make capital expenditures, amend the terms of our subordinated debt and our organizational documents, pay dividends and make other restricted payments, enter into certain burdensome contractual obligations and the conduct of certain business at Sensata Technologies Intermediate Holding B.V. These covenants are subject to important exceptions and qualifications set forth in the credit agreement.
Beginning with the fiscal year ending December 31, 2013, the credit agreement stipulates certain events and conditions which may require us to use excess cash flow, as defined by the terms of the credit agreement, generated by operating, investing or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan Facility. The credit agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan Facility upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness).
Pursuant to the credit agreement, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on $250.0 million, regardless of any portion used. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 25 to 50 basis points.
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million in letters of credit) as of December 31, 2012. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2012, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in April 2013.

Senior Notes
The Senior Notes were issued under an indenture dated May 12, 2011 (the "Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The Senior Notes were offered at an original issue price of 100.0%. The Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year. Our obligations under the Senior Notes are guaranteed by all of STBV's existing and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The Senior Notes and the guarantees are unsecured senior obligations of STBV and the Guarantors.
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
Restrictions
As of December 31, 2012, for purposes of the Senior Notes and Senior Secured Credit Facilities, all of the subsidiaries of STBV were "Restricted Subsidiaries." Under certain circumstances, STBV will be permitted to designate subsidiaries as "Unrestricted Subsidiaries." As per the terms of the credit agreement and Senior Notes Indenture, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the Senior Notes.

The Senior Notes Indenture contains restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV's subsidiaries' ability to make payments to STBV; pay dividends and make other distributions in respect of STBV's and its Restricted Subsidiaries' capital stock; redeem or repurchase STBV's capital stock, our capital stock or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indenture. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the the Senior Notes are no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time.
The Guarantors under the credit agreement and the Senior Notes Indenture are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law.
STBV, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to us, under the Senior Secured Credit Facilities and the Senior Notes Indenture. Specifically, the Senior Secured Credit Facilities prohibit STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries, (ii) franchise taxes, certain advisory fees and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries, (iii) repurchase, retirement or other acquisition of equity interest of the parent from certain present, future and former employees, directors, managers, consultants of the parent companies, STBV or its subsidiaries in an aggregate amount not to exceed $15 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed the $100 million, plus certain amounts, including the retained portion of excess cash flow and (v) dividends and other distributions in an aggregate amount not to exceed $40 million in any calendar year (subject to increase upon the achievement of certain ratios).
The Senior Notes Indenture generally provides that STBV can pay dividends and make other distributions to its parent companies upon the achievement of certain conditions and in an amount as determined in accordance with the Senior Notes Indenture.

The net assets of STBV subject to these restrictions totaled $1,210.1 million at December 31, 2012.

Extinguishments and Modifications of Debt
In connection with the amendment of the Term Loan Facility entered into in December 2012, during the year ended December 31, 2012, we recorded a loss in Currency translation (loss)/gain and other, net of $2.2 million, including the write-off of debt issuance costs and the original issue discount of $0.2 million.
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
We applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments, in accounting for the transactions described above.
On February 26, 2010, we announced the commencement of cash tender offers related to our 8% Notes, our 9% Notes and our 11.25% Senior Subordinated Notes due 2014 ("11.25% Notes" and, together with the 9% Notes, the "Senior Subordinated Notes"). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the 8% Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding 8% Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the 8% Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.
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
Leases
We operate in leased facilities with initial terms ranging up to 20 years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent and operating lease expense was $6,119, $6,350, and $4,258 for the years ended December 31, 2012, 2011, and 2010, respectively.
During the second quarter of 2011, we recorded a capital lease obligation for a new facility in Baoying, China. The obligation recorded as of December 31, 2012 and 2011 was $7,730 and $6,944, respectively.
During the first quarter of 2009, we entered into a lease amendment for the factory building and facilities located in Changzhou, China. The amendment resulted in a new lease which was classified as a capital lease as of the modification date. The capital lease will mature in October 2016, at which time the title will transfer to us. As of December 31, 2012 and 2011, the capital lease obligation outstanding was $638 and $771, respectively.
During the first quarter of 2008, our Malaysian operating subsidiary signed a series of agreements to sell and leaseback the land, building and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at RM41.0 million (or $12.6 million based on the closing date exchange rate), closed during the second quarter of 2008, and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2012 and 2011, the outstanding liability was $10,015 and $10,482, respectively.
We have recorded a capital lease, which matures in 2025, for a facility in Attleboro, Massachusetts. The capital lease obligation outstanding for this facility was $26,879 and $27,777 as of December 31, 2012 and 2011, respectively.

Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2018. The Term Loan Facility must be repaid in full on or prior to such maturity date. The Senior Notes mature on May 15, 2019.
Remaining mandatory principal repayments of long-term debt, excluding capital lease, other financing obligations and discretionary repurchases of debt, in each of the years ended December 31, 2013 through 2017 and thereafter are as follows:

For the year ended December 31,	Aggregate Maturities
2013	$11,000
2014	11,000
2015	11,000
2016	11,000
2017	11,000
Thereafter	1,728,500
Total long-term debt principal payments	$1,783,500
Compliance with Financial and Non-Financial Covenants
During fiscal year 2012 and as of December 31, 2012, we were in compliance with all of the covenants and default provisions associated with our indebtedness.
9. Income Taxes
Effective April 27, 2006 (inception) and concurrent with the completion of the acquisition of the Sensors and Controls business ("S&C") of Texas Instruments ("TI") (the "2006 Acquisition"), we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our U.S. subsidiaries executed a separation and distribution agreement that divided our U.S. sensors and controls businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the United States. Our remaining subsidiaries will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Belgium, Bulgaria, South Korea, Malaysia and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries, are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.
Since our inception, we have incurred tax losses in the U.S., resulting in allowable tax net operating loss carryforwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC 740 to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we established a full valuation allowance on the deferred tax assets in jurisdictions in which it is more likely than not that such assets will not be utilized in the foreseeable future.
During the fourth quarter of 2010, we determined, based on available facts, that it was more likely than not that our Japan net operating losses would be utilized in the foreseeable future. Therefore, we released the valuation allowance related to our Japan deferred tax assets. A net benefit of approximately $18.5 million is reflected in our 2010 deferred tax provision.

During the fourth quarter of 2012, we determined, based on available facts, that it was more likely than not that our Netherlands net operating losses would be utilized in the foreseeable future. Therefore, we released the Netherlands' deferred tax asset valuation allowance. A net benefit of approximately $66.0 million is reflected in our 2012 deferred tax provision.
Income/(loss) from continuing operations before income taxes for the years ended December 31, 2012, 2011, and 2010 is as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2012	$(100,156)	$272,821	$172,665
2011	$(66,901)	$142,236	$75,335
2010	$(116,667)	$286,522	$169,855

(Benefit from)/provision for income taxes for the years ended December 31, 2012, 2011, and 2010 is as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2012:
Current	$—	$21,500	$295	$21,795
Deferred	16,039	(42,754)	104	(26,611)
Total	$16,039	$(21,254)	$399	$(4,816)
2011:
Current	$—	$19,999	$200	$20,199
Deferred	12,093	33,651	2,918	48,662
Total	$12,093	$53,650	$3,118	$68,861
2010:
Current	$—	$18,291	$150	$18,441
Deferred	13,553	4,944	2,867	21,364
Total	$13,553	$23,235	$3,017	$39,805

Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the year ended December 31,
	2012	2011	2010
Tax computed at statutory rate of 35%	$60,433	$26,367	$58,924
Foreign rate tax differential	(31,352)	(16,185)	(42,259)
Unrealized foreign exchange (gains) and losses	(10,649)	(3,258)	7,103
Change in tax law or rates	(402)	(11,538)	(936)
Withholding taxes not creditable	3,247	6,487	4,588
Losses not tax benefited	49,761	59,868	64,495
Release of valuation allowances	(82,553)	(411)	(56,196)
State taxes, net of federal benefit	293	2,027	1,905
Nondeductible interest, penalties and tax indemnifications	5,483	4,208	1,501
Other	923	1,296	680
	$(4,816)	$68,861	$39,805

The primary components of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Inventories and related reserves	$1,841	$2,326
Accrued expenses	22,981	22,500
Property, plant and equipment	7,312	3,952
Intangible assets	87,065	84,192
NOL, interest expense, and other carryforwards	307,750	309,312
Pension liability and other	5,072	1,700
Share based compensation	11,774	9,222
Unrealized exchange loss	—	1,387
Other	2,375	2,259
Total deferred tax assets	446,170	436,850
Valuation allowance	(342,336)	(374,455)
Net deferred tax asset	103,834	62,395
Deferred tax liabilities:
Property, plant and equipment	(16,393)	(16,662)
Intangible assets and goodwill	(282,077)	(274,610)
Other	(4,177)	(1,093)
Tax on undistributed earnings of subsidiaries	(24,772)	(21,525)
Total deferred tax liabilities	(327,419)	(313,890)
Net deferred tax liability	$(223,585)	$(251,495)
Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2012 will be allocated to income tax benefit recognized in the consolidated statements of operations.
A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses and in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the year ended December 31, 2012 was a decrease of $26,614, and for the year ended December 31, 2011 was a increase of $60,452.
Our subsidiary in Malaysia negotiated a five-year tax exemption, retroactive to April 2006. The tax exemption was conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The exemption period ended April 2011. Our subsidiary in Changzhou, China, is eligible for a five-year tax holiday that began in 2008. The impact of the holidays on our effective rate is included in the Foreign tax rate differential in the reconciliation of the statutory rate to effective rate.
Withholding taxes may apply to intercompany interest, royalty and management fees and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient's ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.
As of December 31, 2012, we have U.S. federal and state net operating loss carryforwards of $344,217. Our U.S. federal and state net operating loss and interest carryforwards include $138,508 related to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2032 and state net operating loss carryforwards will expire from 2013 to 2032. We also have non-US net operating loss carryforwards of $35,122, which will begin to expire in 2015. Additionally, we have tax credits in the Netherlands related to branch profits totaling $30,722 that have an unlimited life.

We believe a change of ownership within the meaning of Section 382 of the Internal Revenue Code occurred. As a result, our U.S. federal net operating loss utilization will be limited to an amount equal to the market capitalization of our U.S. subsidiaries at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of fifty percentage points or more in the ownership positions of certain stockholders owning five percent or more of our common stock over a three year rolling period.  We do not believe the resulting change will prohibit the utilization of our U.S. federal net operating loss.
A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2009	$11,526
Increases related to prior year tax positions	4,269
Increases related to current year tax positions	5,519
Decreases related to lapse of applicable statute of limitations	(4,359)
Balance as of December 31, 2010	16,955
Increases related to current year tax positions	1,233
Decreases related to lapse of applicable statute of limitations	(2,392)
Balance as of December 31, 2011	15,796
Increases related to prior year tax positions	8,191
Increases related to current year tax positions	2,574
Decreases related to lapse of applicable statute of limitations	(1,447)
Decreases related to settlements with tax authorities	(3,341)
Balance as of December 31, 2012	$21,773
We have accrued potential interest and penalties relating to unrecognized tax benefits. For the year ended December 31, 2012, we recognized interest and penalties of approximately $1,516 and $719, respectively, in the consolidated statement of operations and as of December 31, 2012, we recognized interest and penalties of approximately $6,147 and $4,802, respectively, in the consolidated balance sheet. For the year ended December 31, 2011, we recognized interest and penalties of approximately $1,249 and $1,359, respectively, in the consolidated statement of operations and as of December 31, 2011, we recognized interest and penalties of approximately $4,631 and $4,083, respectively, in the consolidated balance sheet. For the year ended December 31, 2010, we recognized interest and penalties of approximately $984 and $517, respectively, in the consolidated statement of operations and as of December 31, 2010, we recognized interest and penalties of approximately $3,382 and $2,724, respectively, in the consolidated balance sheet.
At December 31, 2012, we anticipate that the liability for uncertain tax positions could decrease by up to $3,163 within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The liability for unrecognized tax benefits generally relates to the allocation of taxable income to the various jurisdictions where we are subject to tax. The amount of unrecognized tax benefits at December 31, 2012 and 2011 that will impact our effective tax rate are $21,773 and $12,456, respectively.
Our major tax jurisdictions include the Netherlands, United States, Japan, Mexico, China, South Korea, and Malaysia. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2006 through 2012.
We have various indemnification provisions in place with TI, Honeywell and William Blair. These provisions provide for the reimbursement by TI, Honeywell and William Blair of future tax liabilities paid by us which relate to the pre-acquisition periods of the acquired businesses including S&C, First Technology Automotive and Airpax, respectively.

10. Pension and Other Post-Retirement Benefits
We provide various retirement plans for employees including defined benefit, defined contribution, and retiree healthcare benefit plans.
U.S. Benefit Plans
The principal retirement plans in the U.S. include a qualified defined benefit pension plan and a defined contribution plan. In addition, we provide post-retirement medical coverage and nonqualified benefits to certain employees.
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
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. Additionally, we expect to contribute approximately $5,800 to the qualified defined benefit pension plan during 2013.
We also sponsor a non-qualified defined benefit pension plan, which is closed to new participants and is unfunded.
Effective January 31, 2012, we froze the defined benefit pension plans and eliminated future benefit accruals.
Defined Contribution Plans
Prior to August 1, 2012, we offered two defined contribution plans. Both defined contribution plans offered an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices.
Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, could participate in an enhanced defined contribution plan, where employer-matching contributions are provided for up to 4% of the employee’s annual eligible earnings. In addition, this plan provided for an additional fixed employer contribution of 2% of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003. Effective in fiscal year 2012, we discontinued the additional fixed employer contribution of 2%.
Employees who remained in the qualified defined benefit plan were permitted to participate in a defined contribution plan, where 50% employer-matching contributions were provided for up to 2% of the employee’s annual eligible earnings. Effective in fiscal year 2012, we increased the employer-matching contribution to 100% for up to 4% of the employee's annual eligible earnings.

During fiscal 2012, we merged the two defined contribution plans into one plan. The combined plan provides for an employer-matching contribution up to 4% of the employee's annual eligible earnings.
Our matching of employees’ contributions under our defined contribution plan is discretionary and based on our assessment of our financial performance.
The aggregate expense related to the defined contribution plans for U.S. employees was $2,748, $2,762, and $2,442 for the years ended December 31, 2012, 2011, and 2010, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service, and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. For the year ended December 31, 2012, we did not, and do not expect to, receive any amount of Medicare Part D Federal subsidy. Our projected benefit obligation as of December 31, 2012 did not include an assumption for a Federal subsidy. For the years ended December 31, 2012, 2011, and 2010, we contributed $402, $317, and $298, respectively, toward the cost of retiree medical benefits. Obligations to the U.S. Retiree Healthcare Benefit Plan for employees that retired prior to the 2006 Acquisition have been assumed by TI.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For the years ended December 31, 2012, 2011 and 2010, we contributed $5,284, $3,702 and $2,636, respectively, to non-U.S. defined benefit plans. We expect to contribute approximately $2,944 to non-U.S. defined benefit plans during 2013.
Impact on Financial Statements
Net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2012, 2011, and 2010 was as follows:

	For the year ended December 31,
	2012			2011			2010
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$81	$262	$2,989	$2,109	$200	$2,984	$2,066	$229	$2,278
Interest cost	1,936	654	1,155	2,703	605	1,088	2,642	574	943
Expected return on plan assets	(3,655)	—	(1,000)	(2,599)	—	(819)	(2,355)	—	(764)
Amortization of net loss	52	317	480	662	43	378	323	—	125
Amortization of prior service cost	—	—	12	—	—	12	—	—	8
Loss on settlement	613	—	384	11	—	537	—	—	12
Gain on curtailment	—	—	—	(81)	—	—	—	—	(111)
Net periodic benefit cost	$(973)	$1,233	$4,020	$2,805	$848	$4,180	$2,676	$803	$2,491

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012			2011
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$51,950	$13,595	$43,876	$61,433	$12,097	$39,417
Service cost	81	262	2,989	2,109	200	2,984
Interest cost	1,936	654	1,155	2,703	605	1,088
Plan participants’ contributions	—	—	204	—	—	144
Plan amendment	—	—	—	(15,623)	—	—
Acquisitions	—	—	—	—	—	944
Actuarial loss	13,403	3,985	3,495	4,139	1,010	1,261
Settlements	(3,187)	—	(3,042)	(555)	—	(1,153)
Benefits paid	(4)	(402)	(1,078)	(2,256)	(317)	(1,883)
Foreign currency exchange rate changes	—	—	(3,023)	—	—	1,074
Ending balance	$64,179	$18,094	$44,576	$51,950	$13,595	$43,876
Change in Plan Assets
Beginning balance	$51,241	$—	$36,664	$35,030	$—	$33,994
Actual return on plan assets	5,896	—	3,451	(133)	—	(115)
Employer contributions	4	402	5,284	19,155	317	3,702
Plan participants’ contributions	—	—	204	—	—	144
Acquisitions	—	—	—	—	—	544
Settlements	(3,187)	—	(3,042)	(555)	—	(1,153)
Benefits paid	(4)	(402)	(1,078)	(2,256)	(317)	(1,883)
Foreign currency exchange rate changes	—	—	(3,261)	—	—	1,431
Ending balance	$53,950	$—	$38,222	$51,241	$—	$36,664
Funded status at end of year	$(10,229)	$(18,094)	$(6,354)	$(709)	$(13,595)	$(7,212)
Accumulated benefit obligation at end of year	$64,179	NA	$36,347	$51,886	NA	$34,904

The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$139	$1,982	$—	$—
Current liabilities	(294)	(679)	(1,096)	(216)	(564)	(431)
Noncurrent liabilities	(9,935)	(17,415)	(5,397)	(2,475)	(13,031)	(6,781)
	$(10,229)	$(18,094)	$(6,354)	$(709)	$(13,595)	$(7,212)

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs, net of tax, as of December 31, 2012, 2011, and 2010 are as follows:

	2012			2011			2010
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service cost	$—	$—	$141	$—	$—	$149	$—	$—	$157
Net loss	$19,661	$5,615	$9,194	$9,167	$1,948	$8,833	$15,017	$1,350	$7,744
We expect to amortize $1,941 from accumulated other comprehensive loss to net periodic benefit costs during 2013.
Information for plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$64,179	$13,053	$2,691	$10,036
Accumulated benefit obligation	$64,179	$10,053	$2,691	$8,219
Plan assets	$53,950	$6,560	$—	$4,025
Information for plans with a projected benefit obligation in excess of plan assets as of December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$82,273	$13,053	$16,286	$43,877
Plan assets	$53,950	$6,560	$—	$36,664

Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive loss/(income) for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the year ended December 31,
	2012			2011			2010
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss/(gain)	$11,159	$3,984	$1,096	$4,309	$633	$1,879	$(2,614)	$37	$1,580
Amortization of net loss	(52)	(317)	(350)	(416)	(27)	(253)	(198)	—	(83)
Amortization of prior service cost	—	—	(8)	—	—	(7)	—	—	(4)
Plan amendment	—	—	—	(9,744)	—	—	—	—	165
Settlement loss	(613)	—	(385)	(7)	—	(538)	—	—	(9)
Total recognized in other comprehensive loss/(income)	$10,494	$3,667	$353	$(5,858)	$606	$1,081	$(2,812)	$37	$1,649
Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit pension and retiree healthcare plans as of December 31, 2012 and 2011 are as follows:

	December 31, 2012			December 31, 2011
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	2.50%	3.40%		4.00%	4.30%
Non-U.S. assumed discount rate	2.85%	NA		2.85%	NA
U.S. average long-term pay progression	—	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.21%	NA		3.18%	NA
__________________

(1)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit pension and retiree healthcare plans for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the year ended December 31,
	2012			2011			2010
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.00%	4.30%		4.50%	5.00%		4.75%	5.25%
Non-U.S. assumed discount rate	2.85%	NA		2.87%	NA		3.12%	NA
U.S. average long-term rate of return on plan assets	7.00%	—	(1)	7.00%	—	(1)	7.00%	—	(1)
Non-U.S. average long-term rate of return on plan assets	2.79%	NA		2.36%	NA		2.59%	NA
U.S. average long-term pay progression	4.00%	—	(2)	4.00%	—	(2)	4.00%	—	(2)
Non-U.S. average long-term pay progression	3.18%	NA		3.18%	NA		3.20%	NA
 __________________

(1)	Long-term rate of return on plan assets is not applicable to our Retiree Healthcare Benefit Plan as we do not hold assets for this plan.

(2)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.
Assumed healthcare cost trend rates for the Retiree Healthcare Benefit Plan as of December 31, 2012, 2011, and 2010 are as follows:

	Retiree Healthcare
	December 31, 2012	December 31, 2011	December 31, 2010
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.90%	8.30%	7.00%
Attributed to age 65 or greater	7.20%	8.30%	8.00%
Ultimate trend rate	4.50%	4.50%	5.00%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2029	2029	2017
Attributed to age 65 or greater	2029	2029	2018
Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2012 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$5	$(6)
Effect on post-retirement benefit obligations	$133	$(171)

The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	Non-U.S. Defined Benefit

2013	$5,081	$678	$1,755
2014	5,268	849	1,044
2015	5,325	1,052	1,168
2016	5,498	1,271	1,611
2017	5,492	1,415	1,971
2018-2022	23,037	7,183	12,554
Plan Assets
We hold assets for our defined benefit plans in the U.S., Japan, the Netherlands and Belgium. Information about the plan assets for each of these countries is detailed below.
U.S. Plan Assets
During fiscal 2012, we made the decision to change the target asset allocation of the U.S. defined benefit plan from 51% fixed income and 49% equity to 84% fixed income and 16% equity securities, to better protect the funded status of our U.S. defined benefit plan. To arrive at the targeted asset allocation, we and our investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation report for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2012:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2012
U.S. large cap equity	6%	7%
U.S. small / mid cap equity	4%	3%
International (non-U.S.) equity	6%	6%
Fixed income (U.S. investment grade)	82%	81%
High-yield fixed income	1%	2%
International (non-U.S.) fixed income	1%	1%
The portfolio is monitored for automatic rebalancing on a monthly basis.

The following tables present information about the plan assets measured at fair value as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2012				December 31, 2011
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$3,970	$—	$—	$3,970	$14,758	$—	$—	$14,758
U.S. small / mid cap equity	1,585	—	—	1,585	3,556	—	—	3,556
International (non-U.S.) equity	3,212	—	—	3,212	6,996	—	—	6,996
Total equity mutual funds	8,767	—	—	8,767	25,310	—	—	25,310
Fixed income (U.S. investment grade)	43,564	—	—	43,564	20,839	—	—	20,839
High-yield fixed income	912	—	—	912	3,411	—	—	3,411
International (non-U.S.) fixed income	707	—	—	707	1,681	—	—	1,681
Total fixed income mutual funds	45,183	—	—	45,183	25,931	—	—	25,931
Total	$53,950	$—	$—	$53,950	$51,241	$—	$—	$51,241

Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income and cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives and long-duration fixed income. While investment in individual securities, derivatives, long-duration fixed income, cash and cash equivalents is permitted, the plan does not hold these types of investments as of December 31, 2012 or 2011.
Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange and natural resources (such as timber, oil and gas).
Japan Plan Assets
The target asset allocation of the Japan defined benefit plan is 40% equity securities and 60% fixed income securities and cash and cash equivalents, with allowance for a 10% deviation in either direction. We, along with the trustee of the plan's assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2012:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2012
Equity securities	30% – 50%	49%
Fixed income securities and cash and cash equivalents	50% – 70%	51%

The following tables present information about the plan assets measured at fair value as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2012				December 31, 2011
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$3,201	$—	$—	$3,201	$2,953	$—	$—	$2,953
International (non-U.S.) equity	8,569	3,616	—	12,185	8,398	3,842	—	12,240
Total equity securities	11,770	3,616	—	15,386	11,351	3,842	—	15,193
U.S. fixed income	1,639	3,003	—	4,642	1,563	3,534	—	5,097
International (non-U.S.) fixed income	10,706	798	—	11,504	10,831	393	—	11,224
Total fixed income securities	12,345	3,801	—	16,146	12,394	3,927	—	16,321
Cash and cash equivalents	131	—	—	131	622	—	—	622
Total	$24,246	$7,417	$—	$31,663	$24,367	$7,769	$—	$32,136
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
The Netherlands Plan Assets
The assets of the Netherlands' defined benefit plans are comprised of insurance policies with Nationale Nederlanden (“NN”). The contributions (or premiums) we pay are used to purchase insurance policies which provide for specific benefit payments to our plan participants. The benefit formula is determined independently by us. On retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant. The contributions paid by us are commingled with contributions paid to NN by other employers for investment purposes and to reduce costs of plan administration. Our Netherlands' defined benefit plans are not multi-employer plans.
The following tables present information about the plans’ assets measured at fair value as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2012				December 31, 2011
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$5,973	$5,973	$—	$—	$4,025	$4,025
Total	$—	$—	$5,973	$5,973	$—	$—	$4,025	$4,025

The following table outlines the rollforward of the Netherlands' Level 3 plan assets for the years ended December 31, 2012 and 2011:

Fair value measurement using significant unobservable inputs (Level 3)
Balance as of December 31, 2010	$3,294
Actual return on plan assets still held at reporting date	327
Purchases, sales, settlements, and exchange rate changes	404
Balance as of December 31, 2011	4,025
Actual return on plan assets still held at reporting date	882
Purchases, sales, settlements, and exchange rate changes	1,066
Ending balance as of December 31, 2012	$5,973

The fair value of the insurance contracts are measured based on the future benefit payments that would be made by the insurance company to vested plan participants if we were to switch to another insurance company without actually surrendering our policy. In this case, the insurance company would guarantee to pay the vested benefits at retirement accrued under the plan based on current salaries and service to date (i.e., no allowance for future salary increases or pension increases). The cash flows of the future benefit payments are discounted using the same discount rate as is used to value the defined benefit plan liabilities.
Belgium Plan Assets
The assets of the Belgium defined benefit plan are comprised of insurance policies. As of December 31, 2012 and 2011 the fair value of these plan assets was $587 and $503, respectively, and are considered to be Level 3 financial instruments. The Belgium plan was assumed in connection with the HTS acquisition in August 2011.

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
Prior to our IPO, we implemented management compensation plans to align compensation for certain key executives with our performance. The objective of the plans is to promote our long-term growth and profitability, along with that of our subsidiaries, by providing those persons who are involved in our successes with an opportunity to acquire an ownership interest in us. The following plans established prior to our IPO are still in effect and are: 1) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“2006 Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) the First Amended and Restated 2006 Management Securities Purchase Plan (“Restricted Stock Plan”) which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.
A summary of the ordinary shares available under each of our outstanding equity plans, as of December 31, 2012, is presented below:

	Shares Authorized (in thousands)	Shares Available (in thousands)
2010 Equity Incentive Plan	5,000	2,621
2010 Stock Purchase Plan	500	482
We have no intention to issue shares from either the 2006 Stock Option Plan or the Restricted Stock Plan in the future.

Options

A summary of stock option activity for the years ended December 31, 2010, 2011, and 2012 is presented below. Amounts in the table below have been calculated based on unrounded shares.

	Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options
Balance as of December 31, 2009	12,925	$8.03	6.91	$155,055
Granted	388	20.85
Forfeited	(160)	7.18
Exercised	(3,064)	7.13		54,188
Balance as of December 31, 2010	10,089	8.81	6.16	214,844
Granted	831	34.54
Forfeited	(91)	12.33
Exercised	(2,804)	7.07		74,525
Balance as of December 31, 2011	8,025	12.05	5.80	121,095
Granted	1,301	32.09
Forfeited	(502)	29.79
Exercised	(1,948)	8.34		44,943
Options outstanding as of December 31, 2012	6,876	15.60	5.55	118,660
Options vested and exercisable as of December 31, 2012	5,236	11.95	4.74	108,567
Vested and expected to vest as of December 31, 2012(1)	6,779	15.41	5.51	118,148
  __________________

(1)
Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our non-vested options as of December 31, 2012 and of the changes during the year then ended is presented below. Amounts in the table below have been calculated based on unrounded shares.

	Stock Options (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2011	2,182	$8.57
Granted during the year	1,301	$10.72
Vested during the year	(1,309)	$8.19
Forfeited during the year	(502)	$10.86
Nonvested as of December 31, 2012	1,672	$9.61
The fair value of stock options that vested during the years ended December 31, 2012, 2011, and 2010 was $10,976, $9,722, and $19,327 respectively.
Options granted in 2009 and prior vest ratably over a period of 5 years. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and vest immediately upon a change-in-control transaction under which (i) the investor group disposes of or sells more than 50% of the total voting power or economic interest in us to one or more independent third parties and (ii) disposes of or sells all or substantially all of our assets. Beginning in 2010, options granted to employees under the 2010 Equity Plan vest 25% per year over four years from the date of grant and do not include the same change-in-control provisions as options granted in 2009. Options granted to directors under the 2010 Equity Plan vest after one year.
We recognize compensation expense for options on a straight-line basis over the requisite service period, which is generally the same as the vesting period. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire six months after the participant’s termination date).
The weighted-average grant-date fair value per share of options granted during fiscal years 2012, 2011, and 2010 was $10.72, $11.98, and $7.03, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. See Note 2, "Significant Accounting Policies", for further discussion of how we estimate fair value. Weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	30.00%	30.00%
Risk-free interest rate	1.88%	2.48%	2.23%
Expected term (years)	6.3	6.2	6.0
Forfeiture rate	3.43%	10.00%	6.61%
Fair value per share of underlying ordinary shares	$32.09	$34.54	$20.85
Options granted to directors were estimated to have a 0% forfeiture rate, as the service period is only one year and directors are not expected to terminate in that period. Options granted to various executives and employees were estimated to have a 11% forfeiture rate.
We granted 155 thousand, 79 thousand, and 116 thousand options to our directors under the 2010 Equity Incentive Plan in 2010, 2011, and 2012, respectively. These options vest after one year and are not subject to performance conditions. The grant date fair value per share of these options was $7.00, $10.70, and $9.31, respectively.
Restricted Securities
We grant restricted securities that primarily vest on the achievement of certain performance criteria. The performance based restricted securities generally cliff vest three years after the grant date. The number of securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. We also grant non-performance based restricted securities that generally vest 25% per year over four years. See Note 2, "Significant Accounting Policies" for discussion of how we estimate the fair value of restricted securities. Restricted securities granted to various executives and employees were estimated to have a 11% forfeiture rate.
A summary of performance based restricted securities granted in the past three years is presented below.

	Performance Restricted Securities Granted (in thousands)	Weighted-Average Grant-Date Fair Value
Fiscal Year 2010	32	$19.37
Fiscal Year 2011	129	$34.72
Fiscal Year 2012	192	$32.11
As of December 31, 2012, we considered it probable that 50% of the securities granted in fiscal year 2010 will vest.
As of December 31, 2012, the performance conditions for securities granted in fiscal year 2011 were deemed not probable of occurring. Therefore, no compensation expense has been recorded for these awards.
As of December 31, 2012, we considered it probable that 50% of the securities granted in fiscal year 2012 will vest.

In 2012, we granted 147 thousand restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities vest 25% per year over four years. There is no performance criteria associated with these awards. The grant date fair value of these securities was $27.58.
A summary of the unvested restricted securities activity for 2010, 2011, and 2012 is below. Amounts in the table below have been calculated based on unrounded shares.

	Restricted Securities Granted (in thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2009	433	$16.20
Granted shares	41	21.10
Vested	(74)	17.48
Balance as of December 31, 2010	400	16.47
Granted shares	130	34.72
Forfeited	(9)	21.01
Vested	(130)	13.39
Balance as of December 31, 2011	390	23.47
Granted shares	339	30.15
Forfeited	(131)	30.33
Vested	(110)	17.72
Balance as of December 31, 2012	489	$27.64
Aggregate intrinsic value information for restricted securities as of December 31, 2012, 2011, and 2010 is presented below. The expected to vest restricted securities are calculated by applying a forfeiture rate assumption to the balance of unvested restricted securities.

	December 31, 2012	December 31, 2011	December 31, 2010
Outstanding	$15,868	$6,087	$2,668
Expected to vest	$9,172	$5,770	$10,711
The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2012, 2011, and 2010 are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Outstanding	1.9	2.8	3.5
Expected to vest	2.3	2.9	3.5

Share-Based Compensation Expense
The table below presents compensation expense related to our options and restricted securities awards within SG&A expense in the consolidated statements of operations during the identified periods. We did not recognize a tax benefit associated with these expenses and did not capitalize any cost as an asset.

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Options	$11,777	$7,412	$24,865
Restricted securities	2,937	600	556
Total share-based compensation expense	$14,714	$8,012	$25,421

During the year ended December 31, 2012, in connection with the retirement of our former Chief Executive Officer, we entered into an amendment of outstanding equity awards. Pursuant to the amendment, our CEO's outstanding equity awards were amended as follows: (i) all of his outstanding unvested stock options fully vested in December 2012; (ii) all outstanding stock options that vested as of December 31, 2012 will remain exercisable until ten years from the date of original grant, subject to certain exceptions set forth in the amendment; (iii) unvested restricted stock that was subject only to time-based vesting fully vested in December 2012; and (iv) the condition in his restricted stock grant and award agreements that he remain employed until a specified date was waived and all outstanding restricted stock subject to performance-based vesting will remain subject to the performance vesting conditions set forth in the applicable grant and award agreement. As a result of the modification, we recorded a non-cash charge of $6,404, which was classified within the Restructuring and special charges line of our consolidated statement of operations for the year ended December 31, 2012.
During the first quarter of 2010, we recorded a cumulative catch-up adjustment totaling $18,876 for previously unrecognized compensation expense associated with certain options granted prior to fiscal year 2010.
The table below presents unrecognized compensation expense at December 31, 2012 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized compensation expense	Expected recognition (years)
Options	$10,971	2.10
Restricted securities	4,148	2.34
Total unrecognized compensation expense	$15,119

12. Shareholders’ Equity
On March 16, 2010, we completed an IPO of our ordinary shares. Since then, we have completed secondary public offerings of our ordinary shares. Our principal shareholder, Sensata Investment Company S.C.A ("SCA"), and certain members of management participated in the secondary offerings. The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management. As of December 31, 2012, SCA owned approximately 45% of our ordinary shares. The following table summarizes the details of the IPO and the secondary offerings.

	Date of Completion	Ordinary shares sold by us (in thousands)	Ordinary shares sold by our existing shareholders and employees (in thousands)	Offering price per share	Net proceeds received (1)
IPO	March 16, 2010	26,316	5,284	$18.00	$436,053
Over-allotment (2)	April 14, 2010	—	4,740	$18.00	$2,515
Secondary public offering (2)	November 17, 2010	—	23,000	$24.10	$3,696
Secondary public offering	February 24, 2011	—	20,000	$33.15	$2,137
Over-allotment (2)	March 2, 2011	—	3,000	$33.15	$261
Secondary public offering	December 17, 2012	—	10,000	$29.95	$2,384
(1) The proceeds received by us, which include proceeds received from the exercise of stock options, are net of underwriters' discounts and commissions and offering expenses.
(2) Represents or includes shares exercised by the underwriters' option to purchase additional shares from the selling shareholders.
Our authorized share capital consists of 400,000 thousand ordinary shares with a nominal value of €0.01 per share, of which 178,392 thousand ordinary shares were issued and 178,011 thousand were outstanding as of December 31, 2012. This excludes 489 thousand unvested restricted securities. We also have authorized 400,000 thousand preference shares with a nominal value of €0.01 per share, none of which are outstanding. See Note 11, "Share-Based Payment Plans" for awards available for grant under our outstanding equity plans.

Treasury Shares
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. During 2012, we repurchased 511 thousand ordinary shares for an aggregate purchase price of approximately $15.2 million at an average price of $29.75 per ordinary share. During 2012, we issued 142 thousand shares held in treasury to satisfy employee stock option exercises. Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our stock-based compensation programs. When shares are reissued, we determine the cost using the FIFO method.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	Net Unrealized (Loss)/Gain on Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(11,805)	$(25,394)	$(37,199)
Pre-tax current period change	8,615	180	8,795
Income tax benefit	—	946	946
Balance at December 31, 2010	(3,190)	(24,268)	(27,458)
Pre-tax current period change	63	6,322	6,385
Income tax expense	—	(2,151)	(2,151)
Balance at December 31, 2011	(3,127)	(20,097)	(23,224)
Pre-tax current period change	(3,151)	(14,330)	(17,481)
Income tax benefit/(expense)	1,483	(184)	1,299
Balance at December 31, 2012	$(4,795)	$(34,611)	$(39,406)

13. Related Party Transactions
The table below presents related party transactions recognized since the year ended December 31, 2009.

	Advisory Agreement	Administrative Services Agreement	Legal Services
Charges recognized in SG&A
2012	$—	$177	$835
2011	$—	$280	$2,554
2010	$23,185	$519	$2,995

Payments made related to charges recognized in SG&A
2012	$—	$385	$1,030
2011	$—	$(79)	$(4,122)
2010	$22,185	$281	$349
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
Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in SG&A expense. As of December 31, 2012 and 2011, we had an amount due to SCA of $281 and $479 respectively.
Financing and Acquisition Transactions
We utilize one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the year ended December 31, 2011, we paid $893 to this shareholder, in connection with our refinancing transactions. This amount is not reflected in the table above. During the year ended December 31, 2010, we paid $2,949 to this shareholder in connection with our IPO, which was charged against the gross proceeds of the offering. As of December 31, 2012 and 2011, we had an amount due to this shareholder of $883 and $1,078, respectively.
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

14. Commitments and Contingencies
Future minimum payments for capital leases, other financing obligations and non-cancelable operating leases in effect as of December 31, 2012 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2013	$4,476	$1,154	$5,940	$11,570
2014	4,510	748	3,787	9,045
2015	4,547	748	2,903	8,198
2016	4,533	748	2,078	7,359
2017	4,415	748	1,683	6,846
2018 and thereafter	38,029	9,886	2,846	50,761
Net minimum rentals	60,510	14,032	19,237	93,779
Less: interest portion	(25,263)	(3,976)	—	(29,239)
Present value of future minimum rentals	$35,247	$10,056	$19,237	$64,540

Non-cancelable purchase agreements exist with various suppliers, primarily for services, such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2012, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2013	$7,788
2014	5,091
2015	3,317
2016	991
2017	111
2018 and thereafter	130
Total	$17,428
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
Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. At the Sponsors’ option, this agreement was terminated in March 2010. See Note 13, "Related Party Transactions" for further discussion.
Officers and Directors: In connection with our IPO, we entered into indemnification agreements with each of our board members and executive officers pursuant to which we agree to indemnify, defend and hold harmless, and also advance expenses as incurred, to the fullest extent permitted under applicable law, from damages arising from the fact that such person is or was one of our directors or officers or that of any of our subsidiaries.
Our articles of association provide for indemnification of directors and officers by us to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities including all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding provided he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. The articles do not provide a limit to the maximum future payments, if any, under the indemnification. No indemnification is provided for in respect of any claim, issue or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty on our behalf.
In addition, we have a liability insurance policy which insures directors and officers against the cost of defense, settlement or payment of claims and judgments under some circumstances. Certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage.

Underwriters: Pursuant to the terms of the underwriting agreements entered into in connection with our IPO and secondary public equity offerings, we are obligated to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the underwriters may be required to make in respect thereof. The underwriting agreements do not provide a limit to the maximum future payments, if any, under these indemnifications.
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
Product Warranty Liabilities
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials. Depending on the product, warranties exist for a period of twelve to eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product or provide the customer with a credit. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may provide additional warranties for longer durations consistent with differing end-market practices, and where our liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability.
In the event a warranty claim based on defective materials exists, we may be able to recover some of the cost of the claim from the vendor from whom the materials were purchased. Our ability to recover some of the costs will depend on the terms and conditions to which we agreed when the materials were purchased. When a warranty claim is made, the only collateral available to us is the return of the inventory from the customer making the warranty claim. Historically, when customers make a warranty claim, we either replace the product or provide the customer with a credit. We generally do not rework the returned product.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending the five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2012 or 2011.

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
Legal Proceedings and Claims
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
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
Insurance Claims
The accounting for insurance claims depends on a variety of factors, including the nature of the claim, the evaluation of coverage, the amount of proceeds (or anticipated proceeds), the ability of an insurer to satisfy the claim, and the timing of the loss and corresponding recovery. In accordance with ASC 450, receipts from insurance up to the amount of loss recognized are considered recoveries. Recoveries are recognized in the financial statements when they are probable of receipt. Insurance proceeds in excess of the amount of loss recognized are considered gains. Gains are recognized in the financial statements in the period in which all contingencies related to the claim have been resolved. We classify insurance proceeds in our consolidated statements of operations in a manner consistent with the related losses.
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
As of December 31, 2012 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1,

2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. The alleged damages are unspecified. Discovery has been completed. The court on December 17, 2012 vacated the January 14, 2013 trial date, set a date of March 15, 2013 to rule on all pending motions (including motions for dismissal filed by all defendants), and will at that time reassign the case. As of December 31, 2012, we were a defendant in 13 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch, 8 of which are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; and the remainder are in individual dockets in various state courts of Alabama, Georgia, Illinois, New York, and South Carolina. We are no longer a defendant in any cases pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 to $0.5 million. In aggregate, we believe that the claims total between $4 million and $5 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. The majority of these cases are in discovery. Three have been set for trial.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011 plus an additional cash payment would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or we may incur in the future will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred prior to December 31, 2012. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiary, STBV, is a defendant in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electro mechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred in December 2012. We expect additional motion filings during 2013, with the next scheduled hearing set in November 2013. As of December 31, 2012, we have not recorded a reserve for this matter.

Venmar: We were involved in one lawsuit, and are involved in several claims and pre-claim investigative matters involving products sold by us to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. Claims are unspecified, but two of the matters involve property damage in excess of $1 million. During 2012, we agreed to contribute, along with Venmar and another defendant, an amount below $0.1 million to settle the lawsuit. In light of this settlement, we believe losses resulting from the other matters is reasonably possible, however, we cannot estimate a range of loss at this time. As of December 31, 2012, we have not recorded a reserve for these matters.

Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I. A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division. The plaintiffs allege that one of our circuit breakers was a component in the aircraft and have brought claims of negligence and strict liability. Damages are unspecified. We are cooperating with this effort. We do not believe that a loss is probable in these matters. Accordingly, as of December 31, 2012, we have not recorded a reserve for these matters. We have aircraft products liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel.
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
Matters Resolved During 2012
European automaker: A European automaker had alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 and was seeking reimbursement of incurred and estimated future costs of €6.1 million. We have contested the customer's allegations. In December 2012, we entered into an agreement with the customer, and, in that agreement, the customer represented that it would not pursue its claims related to these products. The terms of the agreement did not have a material impact on our results of operations for the year ended December 31, 2012.
Thailand floods: We incurred costs related to flooding in Thailand during 2011 that impacted our supply chain. We received insurance proceeds for incurred losses during the year ended December 31, 2012. We do not believe the net impact was material to our results of operations.

15. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. The levels of the fair value hierarchy are described below:

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

Measured on a Recurring Basis
The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$957	$—	$957	$—	$205	$—	$205
Commodity forward contracts	—	3,150	—	3,150	—	110	—	110
Interest rate caps	—	8	—	8	—	724	—	724
Total	$—	$4,115	$—	$4,115	$—	$1,039	$—	$1,039
Liabilities
Foreign currency forward contracts	$—	$7,049	$—	$7,049	$—	$82	$—	$82
Commodity forward contracts	—	263	—	263	—	6,009	—	6,009
Total	$—	$7,312	$—	$7,312	$—	$6,091	$—	$6,091

See Note 2, "Significant Accounting Policies", under the caption "Financial Instruments" for how we estimate the fair value of our financial instruments. See Note 16, “Derivative Instruments and Hedging Activities", for specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2012 and 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2012, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of December 31, 2012, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.

Goodwill and indefinite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility (1)	$1,079,352	$—	$1,081,427	$—	$1,089,491	$—	$1,101,243	$—
Senior Notes	$700,000	$—	$742,000	$—	$700,000	$—	$697,816	$—

(1) The carrying value is presented net of discount.
The fair value of our term loan and our notes is determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, trade receivables, and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.

16. Derivative Instruments and Hedging Activities
As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuation of derivatives and classification in the fair value hierarchy is described in Note 15, “Fair Value Measures.”
Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we may use interest rate swaps, collars, and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the years ended December 31, 2012, 2011, and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2012, 2011, and 2010, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in accumulated other comprehensive loss related to interest rate derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of December 31, 2012, we estimated that an additional $1.6 million will be reclassified from accumulated other comprehensive loss to interest expense during the year ended December 31, 2013.

As of December 31, 2012, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$100.0	March 5, 2009	Amortizing	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements, to manage this exposure. During 2012, we entered into foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2012, the amount recognized for ineffectiveness in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of December 31, 2012, we estimated that $3.2 million will be reclassified from accumulated other comprehensive loss to earnings during the twelve months ending December 31, 2013.
During 2012 and 2011, we entered into foreign currency forward contracts that were not designated for hedge accounting treatment in accordance with ASC 815. These derivatives are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the criteria to be afforded hedge accounting treatment. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation (loss)/gain and other, net.
As of December 31, 2012, we had the following outstanding foreign currency forward contracts:

Notional (in millions)		Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
179.3	EUR	Various from September to November 2012	Various from March 2013 to February 2014	Euro to U.S. Dollar Exchange Rate	1.30 USD	Designated
33.9	EUR	Various from June to July 2012	Various from January 2013 to February 2013	Euro to U.S. Dollar Exchange Rate	1.24 USD	Non-designated
480.0	MXN	Various from October to November 2012	Various from January 2013 to December 2013	U.S. Dollar to Mexican Peso Exchange Rate	13.47 MXN	Designated
28.5	MYR	December 20, 2012	March 29, 2013	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.07 MYR	Non-designated
The notional amounts above represent the total volume we have hedged over the remaining contracted periods.
In addition, we continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.
Non-designated Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum and nickel used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation (loss)/gain and other, net. During the years ended December 31, 2012, 2011, and 2010, we recognized a net (loss)/gain associated with our commodity contracts of $(436), $(1,082), and $9,140, respectively.

We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of December 31, 2012:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	815,016 troy oz.	January 2013 – December 2013	$28.69
Gold	7,786 troy oz.	January 2013 – December 2013	$1,635.08
Nickel	432,284 pounds	January 2013 – December 2013	$7.46
Aluminum	2,382,282 pounds	January 2013 – December 2013	$0.89
Copper	2,775,379 pounds	January 2013 – December 2013	$3.42
Platinum	5,076 troy oz.	January 2013 – December 2013	$1,415.33
Palladium	902 troy oz.	January 2013 – December 2013	$610.61

The notional amounts above represent the total volume we have hedged over the remaining contracted periods.
Financial Instrument Presentation

The following table presents the fair values of our derivative financial instruments and their classification on the consolidated balance sheets as of December 31, 2012 and December 31, 2011:

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$8	Other assets	$724		$—		$—
Foreign currency forward contracts	Prepaid expenses and other current assets	937		—	Accrued expenses and other current liabilities	3,679		—
Foreign currency forward contracts		—		—	Other long term liabilities	790		—
Total		$945		$724		$4,469		$—
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$3,150	Prepaid expenses and other current assets	$110	Accrued expenses and other current liabilities	$263	Accrued expenses and other current liabilities	$6,009
Foreign currency forward contracts	Prepaid expenses and other current assets	20	Prepaid expenses and other current assets	205	Accrued expenses and other current liabilities	2,580	Accrued expenses and other current liabilities	82
Total		$3,170		$315		$2,843		$6,091

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments for the year ended December 31, 2012:

Net unrealized loss on derivative instruments
Balance as of December 31, 2011	$(3,127)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(5,985)
Amount of net unrealized loss reclassified into earnings	2,834
Balance as of December 31, 2012	$(6,278)

The following tables present the effect of our derivative financial instruments and their classification on the consolidated statement of operations for the years ended December 31, 2012 and 2011:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Comprehensive Net (Loss)/Income on Derivatives (Effective Portion)		Location of Loss or Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2012	2011		2012	2011
Interest rate products	$(716)	$(2,568)	Interest expense	$(717)	$(2,631)
Foreign currency forward contracts that hedge revenue	$(7,153)	$—	Net revenue	$(2,859)	$—
Foreign currency forward contracts that hedge cost of revenue	$1,884	$—	Cost of revenue	$742	$—

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2012	2011
Commodity forward contracts	$(436)	$(1,082)	Currency translation (loss)/gain and other, net
Foreign currency forward contracts	$(607)	$2,695	Currency translation (loss)/gain and other, net

Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2012, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk was $7,512. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

17. Restructuring Costs and Special Charges

Restructuring
Our restructuring programs are described below.
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites. During fiscal year 2012, we expanded our 2011 Plan to include additional costs associated with ceasing manufacturing in our South Korean facility.

The total expected restructuring costs in connection with the 2011 Plan are estimated to be approximately $48 million to $53 million, consisting of approximately $24 million to $25 million in severance costs and the remaining $24 million to $28 million in facility exit and other costs. As of December 31, 2012, we have incurred cumulative costs of $42,061, of which $24,309 was related to severance costs (including $1,513 of pension settlement charges), $14,360 was related to facility exit and other costs, $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility, including a $(630) fair value adjustment recognized in the year ended December 31, 2012, and the remainder, other non-cash charges. The 2011 Plan was initiated to manage our cost structure, therefore, the total related costs were not allocated to our reporting segments. We expect the remaining payments to be made in 2013.
The following table outlines the changes to the restructuring liability for the 2011 Plan, excluding the costs related to pension settlements, the impairment charge related to assets in our Cambridge facility, and other related non-cash charges:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2010	$—	$—	$—
Charges	8,945	—	8,945
Payments	(2,095)	—	(2,095)
Impact of changes in foreign currency exchange rates	(14)	—	(14)
Balance as of December 31, 2011	6,836	—	6,836
Charges	15,386	14,360	29,746
Reversal of charges	(1,535)	—	(1,535)
Payments	(14,778)	(12,835)	(27,613)
Impact of changes in foreign currency exchange rates	248	—	248
Balance as of December 31, 2012	$6,157	$1,525	$7,682

MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consist primarily of severance, facility exit and other costs. Severance is recognized through the expected service period of the affected employees. The actions are expected to cost approximately $7,000 based on the exchange rate on December 31, 2012, and will be allocated to the sensors segment. In fiscal years 2012 and 2011, we incurred total restructuring costs of $3,120 and $3,264, respectively, all of which were allocated to the sensors segment. As of December 31, 2012, we have incurred cumulative costs of $6,384, of which $4,675 related to severance costs and $1,709 was related to facility exit and other costs. We anticipate these actions will be completed and payments will be made through the first quarter of 2013.
The following table outlines the changes to the restructuring liability associated with the MSP Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2010	$—	$—	$—
Charges	3,537	—	3,537
Reversal of charges	(273)	—	(273)
Payments	(378)	—	(378)
Impact of changes in foreign currency exchange rates	(77)	—	(77)
Balance as of December 31, 2011	2,809	—	2,809
Charges	1,568	1,709	3,277
Reversal of charges	(157)	—	(157)
Payments	(1,403)	(1,646)	(3,049)
Impact of changes in foreign currency exchange rates	1	—	1
Balance as of December 31, 2012	$2,818	$63	$2,881
Other Restructuring Plans
In connection with our other restructuring plans, restructuring charges/(reversals) recognized during the fiscal years ended December 31, 2012, 2011, and 2010 were associated with the termination of a limited number of employees located in various business centers and facilities throughout the world and were not the initiation of a larger restructuring program. Other also includes a non-cash charge of $3,778 for a write-down related to classifying our Almelo facility as a held for sale asset.

Special Charges

On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. As a result of the damage to our facility, equipment, and inventory caused by the fire and subsequent fire-fighting activities, we incurred a net loss of $1,320 during the fiscal year ended December 31, 2012. This net loss was recognized in the Restructuring and special charges line of our consolidated statements of operations. We also incurred other costs related to the fire which were not included within Restructuring and special charges during the fiscal year ended December 31, 2012. We expect to incur additional costs related to this incident in 2013. We continue to evaluate the extent to which these costs may be covered under our insurance policies but, at this time, can provide no assurances that we will be able to successfully recover these costs beyond the $1,750 recovery recognized during the during the year ended December 31, 2012.
During the year ended December 31, 2012, in connection with the retirement of our former Chief Executive Officer, we entered into a separation agreement and amendment of outstanding equity awards. Pursuant to the agreements, we incurred a charge of $5,263 related to benefits payable in cash and a non-cash charge of $6,404 related to the fair value of modifications to outstanding equity awards. We classified these charges within the Restructuring and special charges line of our consolidated statement of operations for the year ended December 31, 2012. See Note 11, "Share-Based Payment Plans", for further discussion on the modifications of equity awards.

Summary of Restructuring Programs and Special Charges
The following tables outline costs associated with all of our restructuring and exit activities including certain related non-cash charges and where in the consolidated statements of operations these costs were recognized for the years ended December 31, 2012, 2011, and 2010.

	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2012
Restructuring and special charges	$23,984	$3,120	$61	$12,987	$40,152
Currency translation (loss)/gain and other, net	4,821	1	7	—	4,829
Cost of revenue	1,519	—	3,778	1,910	7,207
Total	$30,324	$3,121	$3,846	$14,897	$52,188
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2011
Restructuring and special charges	$11,985	$3,264	$(237)	$—	$15,012
Currency translation (loss)/gain and other, net	(14)	(77)	(3)	—	(94)
Total	$11,971	$3,187	$(240)	$—	$14,918
			Other	Special Charges	Total
For the year ended December 31, 2010
Restructuring and special charges			$(138)	$—	$(138)
Currency translation (loss)/gain and other, net			43	—	43
Total			$(95)	$—	$(95)

The following table outlines the current and long-term components of the restructuring liabilities for all plans recognized in the consolidated balance sheets as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Current liabilities	$10,515	$10,229
Long-term liabilities	48	69
	$10,563	$10,298

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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies".
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
Our sensors segment uses a broad range of manufactured components, subassemblies and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, and nickel. In connection with our acquisition of the MSP business in 2011, certain of our products also now include magnets containing rare earth metals, which our magnet suppliers source from China. While we have been able to maintain a sufficient supply of magnets, a reduction in export of rare earth materials could limit our magnet supplier options and could materially impact our business.
We also have a material licensing arrangement with Measurement Specialties that enables us to manufacture the sensing elements used in our monosilicon strain gage pressure sensors. The initial term of this license ran until July 1, 2008 and has been subsequently renewed annually. We anticipate that it will continue to be renewed each year or other acceptable arrangements will be available to us with respect to this technology. This license can be terminated by either party in the event of an uncured material breach. This sensing element is a component used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, which accounted for $369.9 million in net revenue for the year ended December 31, 2012. We purchase these sensing elements from Measurement Specialties and also manufacture them internally as a second source of supply pursuant to the license.
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

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2012, 2011, and 2010:

	For the year ended December 31,
	2012	2011	2010
Net revenue:
Sensors	$1,375,170	$1,292,817	$969,628
Controls	538,740	534,128	570,451
Total net revenue	$1,913,910	$1,826,945	$1,540,079
Segment operating income (as defined above):
Sensors	$384,667	$389,926	$327,081
Controls	167,534	175,771	193,301
Total segment operating income	552,201	565,697	520,382
Corporate/other	(89,804)	(113,256)	(147,143)
Amortization of intangible assets and capitalized software	(144,777)	(141,575)	(144,514)
Amortization of inventory step-up to fair value	—	(1,725)	—
Restructuring and special charges	(40,152)	(15,012)	138
Profit from operations	277,468	294,129	228,863
Interest expense	(100,037)	(99,557)	(105,416)
Interest income	815	813	1,020
Currency translation (loss)/gain and other, net	(5,581)	(120,050)	45,388
Income before income taxes	$172,665	$75,335	$169,855
No customer exceeded 10% or more of our net revenue in any of the periods presented.
The following table presents net revenue by product categories for the years ended December 31, 2012, 2011, and 2010:

	For the year ended December 31,
	2012	2011	2010
Net revenue:
Pressure sensors	$863,369	$836,485	$687,047
Pressure switches	93,261	95,958	98,350
Temperature sensors	123,730	61,316	—
Speed and position sensors	164,777	161,357	32,954
Force sensors	81,871	69,452	71,977
Bimetal electromechanical controls	349,337	359,576	379,747
Thermal and magnetic-hydraulic circuit breakers	118,699	121,518	131,234
Power inverters	20,387	20,112	19,985
Interconnection	50,317	32,922	39,485
Other	48,162	68,249	79,300
	$1,913,910	$1,826,945	$1,540,079

The following table presents depreciation and amortization expense of intangible assets and capitalized software for the reported segments for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011	2010
Total depreciation and amortization
Sensors	$34,855	$29,540	$18,745
Controls	9,090	7,410	8,320
Corporate/other(1)	155,520	148,998	156,077
Total	$199,465	$185,948	$183,142
 __________________

(1)
Included within Corporate/other is depreciation and amortization expense associated with the fair value step-up recognized in prior acquisitions. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with the acquisitions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Total assets
Sensors	$553,477	$623,305
Controls	206,276	202,146
Corporate/other(1)	2,888,638	2,631,200
Total	$3,648,391	$3,456,651
 __________________

(1)
Included within Corporate/other as of December 31, 2012 and 2011 is $1,754,107 and $1,746,821, respectively, of goodwill, $603,883 and $737,560, respectively, of intangible assets, $35,100 and $13,433, respectively, of PP&E and $3,748 and $9,467, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011	2010
Total capital expenditures
Sensors	$36,380	$66,221	$34,989
Controls	8,155	15,841	10,210
Corporate/other	10,251	7,745	7,713
Total	$54,786	$89,807	$52,912
Geographic Area Information
The geographic area data below includes net revenue, based on our revenue recognition policies, and PP&E, based on the location of the respective entities.

The following tables present net revenue by geographic area and by significant countries for the years ended December 31, 2012, 2011 and 2010:

	Net Revenue
	For the year ended December 31,
	2012	2011	2010
Americas	$710,899	$687,770	$641,883
Asia Pacific	657,756	606,555	504,039
Europe	545,255	532,620	394,157
	$1,913,910	$1,826,945	$1,540,079

	Net Revenue
	For the year ended December 31,
	2012	2011	2010
United States	$679,942	$657,591	$608,267
The Netherlands	421,412	471,304	394,157
Japan	235,594	219,408	205,856
China	248,627	222,401	184,438
All Other	328,335	256,241	147,361
	$1,913,910	$1,826,945	$1,540,079

The following table presents long-lived assets, exclusive of goodwill and intangible assets, by geographic area and by significant countries as of December 31, 2012 and 2011:

	Long-Lived Assets
	December 31, 2012	December 31, 2011
Americas	$98,658	$118,460
Asia Pacific	197,325	173,768
Europe	32,216	38,947
Total	$328,199	$331,175

	Long-Lived Assets
	December 31, 2012	December 31, 2011
United States	$50,084	$77,949
Malaysia	45,669	44,397
Mexico	47,823	39,818
China	134,785	105,174
The Netherlands	2,327	5,471
Bulgaria	28,657	32,485
All Other	18,854	25,881
	$328,199	$331,175

19. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2012, 2011, and 2010, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

In thousands	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Basic weighted-average ordinary shares outstanding	177,473	175,307	166,278
Dilutive effect of stock options	3,993	5,662	6,385
Dilutive effect of unvested restricted securities	157	243	283
Diluted weighted-average ordinary shares outstanding	181,623	181,212	172,946
Net income and net income per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share. In addition, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding in 2012 and 2011, as they relate to share based awards associated with restricted securities that were not considered probable of vesting during the year. Refer to Note 11, "Share-Based Payment Plans", for further discussion of our share-based payment plans.

In thousands	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Anti-dilutive shares excluded	1,512	669	1,106
Contingently issuable shares excluded	361	215	—

20. Unaudited Quarterly Data
A summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
For the year ended December 31, 2012
Net revenue	$445,356	$471,929	$504,617	$492,008
Gross profit	$147,855	$163,290	$178,458	$166,760
Net income	$70,941	$41,506	$26,118	$38,916
Basic net income per share	$0.40	$0.23	$0.15	$0.22
Diluted net income per share	$0.39	$0.23	$0.14	$0.21

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
For the year ended December 31, 2011
Net revenue	$453,365	$474,313	$455,038	$444,229
Gross profit	$154,803	$168,027	$170,289	$166,984
Net income/(loss)	$24,379	$26,247	$(34,627)	$(9,525)
Basic net income/(loss) per share	$0.14	$0.15	$(0.20)	$(0.05)
Diluted net income/(loss) per share	$0.13	$0.14	$(0.20)	$(0.05)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Balance Sheets
(In thousands)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,192	$315
Intercompany receivables from subsidiaries	12,976	17,840
Prepaid expenses and other current assets	868	731
Total current assets	25,036	18,886
Investment in subsidiaries	1,210,092	1,032,643
Other assets	13	—
Total assets	$1,235,141	$1,051,529
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$830	$337
Intercompany payables to subsidiaries	9,168	3,910
Accrued expenses and other current liabilities	2,371	2,053
Total current liabilities	12,369	6,300
Pension obligations	478	278
Total liabilities	12,847	6,578
Total shareholders’ equity	1,222,294	1,044,951
Total liabilities and shareholders’ equity	$1,235,141	$1,051,529

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net revenue	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	1,092	1,451	1,654
Total operating costs and expenses	1,092	1,451	1,654
Loss from operations	(1,092)	(1,451)	(1,654)
Interest expense	—	—	—
Interest income	—	127	156
Currency translation (loss)/gain and other, net	(55)	(50)	194
Loss before income taxes and equity in net income of subsidiaries	(1,147)	(1,374)	(1,304)
Equity in net income of subsidiaries	178,628	7,848	131,354
Provision for income taxes	—	—	—
Net income	$177,481	$6,474	$130,050

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$177,481	$6,474	$130,050
Other comprehensive (loss)/income, net of tax:
Defined benefit and retiree healthcare plans	(289)	11	(81)
Subsidiaries' other comprehensive (loss)/income	(15,893)	4,223	9,822
Other comprehensive (loss)/income	(16,182)	4,234	9,741
Comprehensive income	$161,299	$10,708	$139,791
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net cash provided by/(used in) operating activities	$9,547	$(13,217)	$(1,044)
Cash flows from investing activities:
Investment in subsidiaries	—	(114,000)	(346,850)
Dividends received from subsidiaries	—	—	—
Net cash used in investing activities	—	(114,000)	(346,850)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	176	433,539
Proceeds from stock option exercises and issuance of restricted securities	16,520	19,915	21,855
Payments to repurchase ordinary shares	(15,190)	—	—
Payments on financing obligations	—	—	(373)
Advance to shareholder	—	—	—
Net cash provided by financing activities	1,330	20,091	455,021
Net change in cash and cash equivalents	10,877	(107,126)	107,127
Cash and cash equivalents, beginning of year	315	107,441	314
Cash and cash equivalents, end of year	$11,192	$315	$107,441

The accompanying notes are an integral part of these condensed financial statements.

1. Basis of Presentation and Description of Business
Sensata Technologies Holding N.V. (Parent Company)—Schedule I—Condensed Financial Information of Sensata Technologies Holding N.V. (“Sensata Technologies Holding”), included in this Annual Report on Form 10-K, provides all parent company information that is required to be presented in accordance with Securities and Exchange Commission (“SEC”) rules and regulations for financial statement schedules. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by the SEC. Sensata Technologies Holding and subsidiaries' consolidated financial statements are included elsewhere in this Annual Report on Form 10-K.
Sensata Technologies Holding conducts limited separate operations and acts primarily as a holding company. Sensata Technologies B.V. (“STBV”), however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under the senior secured credit facilities and the indenture governing the notes.
Sensata Technologies Holding has no direct outstanding debt obligations. For a discussion of the debt obligations of the subsidiaries of Sensata Technologies Holding, see Note 8, "Debt", to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The ability of Sensata Technologies Holding to obtain capital from its principal shareholder, Sensata Investment Company S.C.A., (“SCA”) is at the discretion of SCA and its managers.

2. Commitments and Contingencies
For a discussion of the commitments and contingencies of the subsidiaries of Sensata Technologies Holding, see Note 14, "Commitments and Contingencies", to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

3. Administrative Services Agreement
In 2009, Sensata Technologies Holding entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in selling, general and administrative expense. During the years ended December 31, 2012, 2011, and 2010 Sensata Technologies Holding paid $385, $79, and $281 respectively, related to the Administrative Services Agreement. As of December 31, 2012 and 2011, Sensata Technologies Holding recorded an amount due to SCA of $281 and $479, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
		Charged to expenses/against revenue
For the year ended December 31, 2012
Allowance for doubtful accounts and sales allowances	$11,329	$2,959	$(3,229)	$11,059
For the year ended December 31, 2011
Allowance for doubtful accounts and sales allowances	$10,665	$16,569	$(15,905)	$11,329
For the year ended December 31, 2010
Allowance for doubtful accounts and sales allowances	$12,739	$4,070	$(6,144)	$10,665

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to sales allowances are charged against revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
The required certifications of our Chief Executive Officer, Chief Financial Officer, as well as one from our Chief Accounting Officer, are included as Exhibits 31.1-31.3 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Almelo, The Netherlands
February 8, 2013

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of
Sensata Technologies Holding N.V.
We have audited Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sensata Technologies Holding N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sensata Technologies Holding N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 8, 2013 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
Boston, Massachusetts
February 8, 2013

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2013 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2013 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2013 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2013 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 22, 2013 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

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

4.4
Second Supplemental Indenture, dated December 27, 2012, among Sensata Technologies US, LLC, Sensata Technologies US II, LLC, Sensata Technologies Bermuda, Ltd., ST US Cooperatief U.A., the existing guarantors and The Bank of New York Mellon, as Trustee.**

10.1
Asset and Stock Purchase Agreement, dated January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

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

10.20
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

10.25
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

10.26
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 17, 2011).

10.27
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

10.28
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 17, 2011).

10.29
Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 17, 2011).

10.30
Domestic Pledge Agreement, dated as of May 12, 2011, made by each of Sensata Technologies B.V. and Sensata Technologies Holding Company US B.V. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on May 17, 2011).

10.31
Domestic Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on May 17, 2011).

10.32
Share Purchase Agreement, dated June 14, 2011, by and among Sensata Technologies, Inc., Elex N.V. and Epiq N.V. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011).

10.33	Employment Agreement dated July 14, 2011, between Sensata Technologies, Inc. and Robert Hureau (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 15, 2011).

10.34	Form of April 1, 2011 Option Agreement to Thomas Wroe, Martha Sullivan and Steven Major (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on February 10, 2012).

10.35
Form of April 1, 2011 Restricted Securities Agreement to Thomas Wroe, Martha Sullivan and Steven Major (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on February 10, 2012).

10.36	Form of Amended Options Agreement (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on February 10, 2012).

10.37
Amendment to Award Agreement between Sensata Technologies Holding N.V. and Jeffrey Cote dated January 23, 2012 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on February 10, 2012).

10.38	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on July 27, 2012).

10.39
Agreement, dated as of October 17, 2012, by and among Sensata Technologies Korea Ltd. and the Korean Metal Workers' Union (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 23, 2012).*

10.40
Amendment No. 1 to Credit Agreement dated as of December 6, 2012, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc., and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 10, 2012).

10.41	Separation Agreement, dated December 10, 2012, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 10, 2012).

10.42
Amendment to Equity Award Agreements, dated December 10, 2012, between Sensata Technologies Holding N.V. and Thomas Wroe (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 10, 2012).

10.43
Second Amended and Restated Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2013).

10.44
Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Steven Beringhause (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 4, 2013).

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

101
The following materials from Sensata's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Condensed Financial Information of the Registrant and (viii) Schedule II — Valuation and Qualifying Accounts.

 __________________
* We have been granted confidential treatment for certain portions of this agreement and certain portions of the agreement were omitted by means of redacting a portion of the text. This agreement has been filed separately with the SEC without redactions.
** Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ MARTHA SULLIVAN
By:	Martha Sullivan
Its:	President and Chief Executive Officer
Date: February 8, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MARTHA SULLIVAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 8, 2013
Martha Sullivan

/S/ ROBERT HUREAU	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2013
Robert Hureau

/S/ CHRISTINE CREIGHTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2013
Christine Creighton

/S/ THOMAS WROE	Chairman of the Board of Directors	February 8, 2013
Thomas Wroe

/S/ LEWIS CAMPBELL	Director	February 8, 2013
Lewis Campbell

/S/ MICHAEL JACOBSON	Director	February 8, 2013
Michael Jacobson

/S/ JOHN LEWIS	Director	February 8, 2013
John Lewis

/S/ PAUL EDGERLEY	Director	February 8, 2013
Paul Edgerley

/S/ CHARLES PEFFER	Director	February 8, 2013
Charles Peffer

/S/ KIRK POND	Director	February 8, 2013
Kirk Pond

/S/ MICHAEL WARD	Director	February 8, 2013
Michael Ward

/S/ STEPHEN ZIDE	Director	February 8, 2013
Stephen Zide

/S/ MARTHA SULLIVAN	Authorized Representative in the United States	February 8, 2013
Martha Sullivan