Form 10-Q
period 2013-03-31
Sensata Technologies Holding N.V.
filed 2013-04-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of April 18, 2013, 175,036,929 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$431,025	$413,539
Accounts receivable, net of allowances of $11,161 and $11,059 as of March 31, 2013 and December 31, 2012, respectively	287,348	258,114
Inventories	172,020	176,233
Deferred income tax assets	12,871	12,871
Prepaid expenses and other current assets	38,937	33,923
Total current assets	942,201	894,680
Property, plant and equipment, at cost	623,085	611,991
Accumulated depreciation	(296,078)	(283,792)
Property, plant and equipment, net	327,007	328,199
Goodwill	1,754,385	1,754,107
Other intangible assets, net	580,845	603,883
Deferred income tax assets	36,704	38,971
Deferred financing costs	21,073	22,119
Other assets	5,660	6,432
Total assets	$3,667,875	$3,648,391
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$212,867	$12,878
Accounts payable	165,445	152,964
Income taxes payable	5,813	8,884
Accrued expenses and other current liabilities	107,929	100,112
Deferred income tax liabilities	3,525	3,525
Total current liabilities	495,579	278,363
Deferred income tax liabilities	279,679	271,902
Pension and post-retirement benefit obligations	26,561	32,747
Capital lease and other financing obligations, less current portion	51,073	43,425
Long-term debt, net of discount, less current portion	1,566,566	1,768,352
Other long-term liabilities	31,221	31,308
Commitments and contingencies
Total liabilities	2,450,679	2,426,097
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,434 and 178,392 shares issued as of March 31, 2013 and December 31, 2012, respectively	2,289	2,289
Treasury shares, at cost, 1,656 and 381 shares as of March 31, 2013 and December 31, 2012, respectively	(53,716)	(11,423)
Additional paid-in capital	1,589,462	1,587,202
Accumulated deficit	(290,494)	(316,368)
Accumulated other comprehensive loss	(30,345)	(39,406)
Total shareholders’ equity	1,217,196	1,222,294
Total liabilities and shareholders’ equity	$3,667,875	$3,648,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Net revenue	$470,413	$492,008
Operating costs and expenses:
Cost of revenue	308,682	325,248
Research and development	13,616	13,294
Selling, general and administrative	38,254	38,579
Amortization of intangible assets and capitalized software	33,386	36,126
Restructuring and special charges	1,676	563
Total operating costs and expenses	395,614	413,810
Profit from operations	74,799	78,198
Interest expense	(24,135)	(25,215)
Interest income	148	241
Currency translation (loss)/gain and other, net	(2,601)	4,173
Income before taxes	48,211	57,397
Provision for income taxes	13,546	18,481
Net income	$34,665	$38,916
Basic net income per share:	$0.19	$0.22
Diluted net income per share:	$0.19	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Net income	$34,665	$38,916
Other comprehensive income/(loss), net of tax:
Net unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	8,607	(160)
Defined benefit and retiree healthcare plans	454	125
Other comprehensive income/(loss)	9,061	(35)
Comprehensive income	$43,726	$38,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$34,665	$38,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,044	14,844
Amortization of deferred financing costs and original issue discounts	1,237	1,356
Currency translation (gain)/loss on debt	(77)	356
Share-based compensation	1,949	1,916
Amortization of intangible assets and capitalized software	33,386	36,126
Loss/(gain) on disposition of assets	656	(723)
Deferred income taxes	7,147	13,232
Other non-cash items	2,157	(4,374)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(29,061)	(28,218)
Inventories	4,213	(2,918)
Prepaid expenses and other current assets	1,240	16
Accounts payable and accrued expenses	23,315	47,600
Income taxes payable	(3,071)	(2,025)
Other	(5,978)	(1,150)
Net cash provided by operating activities	84,822	114,954
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(14,256)	(15,934)
Insurance proceeds	1,400	—
Proceeds from sale of assets	—	459
Acquisition payments	(411)	—
Net cash used in investing activities	(13,267)	(15,475)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	4,320	4,852
Payments on debt	(3,296)	(3,249)
Payments to repurchase ordinary shares	(55,093)	—
Payments of debt issuance costs	—	(103)
Net cash (used in)/provided by financing activities	(54,069)	1,500
Net change in cash and cash equivalents	17,486	100,979
Cash and cash equivalents, beginning of period	413,539	92,127
Cash and cash equivalents, end of period	$431,025	$193,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts, or unless otherwise noted)
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
Our sensors business is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization) and heavy off-road vehicles and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently and by improving gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to
Form 10-Q and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2013 and March 31, 2012 are not necessarily indicative of the results to be expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
All intercompany balances and transactions have been eliminated.
All amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.

2. New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.

In February 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is required to be applied retrospectively. We expect to adopt this guidance in the first quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but will require additional disclosures.
3. Inventories
The components of inventories as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Finished goods	$62,942	$68,621
Work-in-process	31,691	28,909
Raw materials	77,387	78,703
Total	$172,020	$176,233

4. Shareholders' Equity

Treasury Shares

In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. During the three months ended March 31, 2013, we repurchased 1,699 ordinary shares under this program for an aggregate purchase price of approximately $55.1 million at an average price of $32.42 per ordinary share. Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the three months ended March 31, 2013, we reissued 424 ordinary shares held in treasury to satisfy employee stock option exercises.

Subsequent to March 31, 2013 we repurchased 2,130 ordinary shares for an aggregate purchase price of approximately $68.5 million at an average price of $32.18 per ordinary share.

Secondary Offering

In February 2013, we completed a secondary offering of our ordinary shares in which our existing shareholders sold 15.0 million ordinary shares at an offering price of $33.20 per ordinary share. We did not receive any proceeds from this secondary offering. After this offering, Sensata Investment Company S.C.A. owned approximately 35.4% of our ordinary shares.

Accumulated Other Comprehensive Loss

The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013:

	Net Unrealized Gain/(Loss) on Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(4,795)	$(34,611)	$(39,406)
Other comprehensive income before reclassifications	7,775	—	7,775
Amounts reclassified from Accumulated other comprehensive loss	832	454	1,286
Net current period other comprehensive income	8,607	454	9,061
Balance at March 31, 2013	$3,812	$(34,157)	$(30,345)

The details about the amounts reclassified from Accumulated other comprehensive loss for the three months ended March 31, 2013 are as follows:

Component	Amount reclassified from Accumulated Other Comprehensive Loss (3)	Affected line in Statement of Operations
Derivatives
Interest rate products	$307	Interest expense (1)
Foreign currency forward contracts that hedge revenue	1,210	Net revenue (1)
Foreign currency forward contracts that hedge cost of revenue	(407)	Cost of revenue (1)
	1,110	Total before tax
	(278)	Provision for income taxes
	$832	Net of tax

Defined benefit and retiree healthcare plans	$482	Various (2)
	(28)	Provision for income taxes
	$454	Net of tax

(1) See Note 12 "Derivative Instruments and Hedging Activities" for further details on additional amounts to be reclassified from Accumulated other comprehensive loss.
(2) Amounts related to Defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, and Selling, general and administrative line items in the statement of operations. These amounts reclassified are included in the computation of net periodic benefit cost. See Note 8 "Pension and Other Post-Retirement Benefits" for additional details of net periodic benefit cost.

(3) Amounts in parentheses indicate credits in the statement of operations.

5. Restructuring and Special Charges
Restructuring
Our restructuring programs are described below.
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world, and move certain manufacturing operations to our low-cost sites. During fiscal year 2012, we expanded the 2011 Plan to include additional costs associated with ceasing manufacturing in our South Korean facility.
The total expected restructuring costs in connection with the 2011 Plan are estimated to be approximately $48 million to $53 million, consisting of approximately $24 million to $25 million in severance costs and the remaining $24 million to $28 million in facility exit and other costs. As of March 31, 2013, we have incurred cumulative costs of $45,166, of which $24,445 was related to severance costs (including $1,513 of pension settlement charges), $17,329 was related to facility exit and other costs, $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility, and the remainder related to other non-cash charges. The 2011 Plan was initiated to manage our cost structure, therefore the total related costs were not allocated to our reporting segments. We anticipate these actions will be completed and payments will be made in 2013.
The following table outlines the changes to the restructuring liability for the 2011 Plan since December 31, 2012, excluding non-cash charges:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2012	$6,157	$1,525	$7,682
Charges	136	1,879	2,015
Payments	(1,252)	(2,841)	(4,093)
Impact of changes in foreign currency exchange rates	(13)	—	(13)
Balance as of March 31, 2013	$5,028	$563	$5,591
MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consist primarily of severance and facility exit and other costs. Severance is recognized through the expected service period of the affected employees. The actions are expected to cost approximately $7 million based on the exchange rate on March 31, 2013, and are related to the sensors segment. As of March 31, 2013, we have incurred cumulative costs of $6,835, of which $4,675 related to severance costs and $2,160 related to facility exit and other costs. We anticipate these actions will be completed and the remaining payments will be made in 2013.

The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2012:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2012	$2,818	$63	$2,881
Charges	—	451	451
Payments	(2,325)	(187)	(2,512)
Balance as of March 31, 2013	$493	$327	$820

Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the three months ended March 31, 2013, we received insurance proceeds related to this fire that were recognized in the Restructuring and special charges line of our condensed consolidated statements of operations. We also incurred costs related to the fire that were not included within Restructuring and special charges during the three months ended March 31, 2013. We may incur additional costs related to this incident in 2013.

Summary of Restructuring Programs
The following tables outline amounts recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized for the three months ended March 31, 2013 and March 31, 2012:

	For the three months ended March 31, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$2,015	$451	$430	$(1,220)	$1,676
Currency translation (loss)/gain and other, net	(13)	—	(1)	—	(14)
Cost of revenue	1,091	—	—	957	2,048
Total	$3,093	$451	$429	$(263)	$3,710

	For the three months ended March 31, 2012
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$81	$516	$(34)	$—	$563
Currency translation (loss)/gain and other, net	24	4	2	—	30
Total	$105	$520	$(32)	$—	$593

6. Debt
Our debt as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Term Loan Facility	$1,080,750	$1,083,500
Senior Notes	700,000	700,000
Less: Term Loan Facility discount	(3,956)	(4,148)
Less: current portion, net of discount	(210,228)	(11,000)
Long-term debt, net of discount, less current portion	$1,566,566	$1,768,352

Capital lease and other financing obligations	$53,712	$45,303
Less: current portion	(2,639)	(1,878)
Capital lease and other financing obligations, less current portion	$51,073	$43,425
There were no borrowings outstanding on the revolving credit facility as of March 31, 2013 and December 31, 2012.
Under the $250.0 million revolving credit facility ("Revolving Credit Facility"), there was $244.7 million of availability (net of $5.3 million in letters of credit) as of March 31, 2013. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2013, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire at various dates through 2014.
In April 2013, we completed an offering of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the net proceeds from this offering, together with $200.0 million of cash on hand, to repay $700.0 million of existing term loans (the "Term Loan Facility") under our senior secured credit facilities (the "Senior Secured Credit Facilities"). As a result of the use of cash, $199.2 million of the Term Loan Facility, net of discount, has been reclassified to current portion of long term debt as of March 31, 2013.

Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2018. The Term Loan Facility must be repaid in full on or prior to such maturity date. The 6.5% senior notes due 2019 (the "6.5% Senior Notes" or "Senior Notes") mature on May 15, 2019 and the 4.875% Senior Notes mature on October 15, 2023.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2013 and December 31, 2012, accrued interest totaled $22,385 and $11,070, respectively.
Capital Leases and Other Financing Obligations
During the three months ended March 31, 2013, we recorded a financing obligation for an agreement with one of our suppliers, Measurement Specialties, Inc., under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019.  The obligation recorded as of March 31, 2013 was $9.0 million.
7. Income Taxes
We recorded tax provisions for the three months ended March 31, 2013 and March 31, 2012 of $13,546 and $18,481, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses.

8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-employment plans for employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2013 and March 31, 2012 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$—	$48	$73	$60	$581	$724	$654	$832
Interest cost	384	500	151	143	297	292	832	935
Expected return on plan assets	(664)	(968)	—	—	(236)	(253)	(900)	(1,221)
Amortization of net loss	250	—	126	27	103	95	479	122
Amortization of prior service cost	—	—	—	—	3	3	3	3
Net periodic benefit cost	$(30)	$(420)	$350	$230	$748	$861	$1,068	$671

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended
	March 31, 2013	March 31, 2012
Stock options	$1,480	$1,771
Restricted securities	469	145
Total share-based compensation expense	$1,949	$1,916

During the three months ended March 31, 2013, 467 ordinary shares were issued as a result of stock option exercises.
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
In 2001, Texas Instruments ("TI") Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the sensors and controls business of TI (“Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending the five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of March 31, 2013 or December 31, 2012.

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
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. See our Annual Report on Form 10-K for the year ended December 31, 2012, Note 14, “Commitments and Contingencies” for historical details of such claims.

Insurance Claims
The accounting for insurance claims depends on a variety of factors, including the nature of the claim, the evaluation of coverage, the amount of proceeds (or anticipated proceeds), the ability of an insurer to satisfy the claim, and the timing of the loss and corresponding recovery. In accordance with ASC 450, receipts from insurance up to the amount of loss recognized are considered recoveries. Recoveries are recognized in the financial statements when they are probable of receipt. Insurance proceeds in excess of the amount of loss recognized are considered gains. Gains are recognized in the financial statements in the period in which contingencies related to the claim (or a specific portion of the claim) have been resolved. We classify insurance proceeds in our condensed consolidated statements of operations in a manner consistent with the related losses.
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
We are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal. The case continues against Ford. The plaintiff has filed an appeal of the decision dismissing Sensata. The court on April 22, 2013 issued a stay of the proceedings until the appeal is completed.
As of March 31, 2013, we are a defendant in 9 lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $0.5 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. The majority of these cases are in discovery.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or may incur in the future will be reimbursed by TI up to a cap of $300.0 million, less amounts incurred by TI. TI has reimbursed us for expenses incurred prior to December 31, 2012 and we have submitted expenses through March 31, 2013. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiary, STBV, is a defendant in a lawsuit, Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electro-mechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred in December 2012. We expect additional motion filings during 2013, with the next scheduled hearing set in November 2013. As of March 31, 2013, we have not recorded a reserve for this matter.
Venmar: We have been involved in a related series of claims and lawsuits involving products sold by us to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro-mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. Claims are generally unspecified, but two of the matters involve property damage in excess of $1 million. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies, Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. In light of a related lawsuit settlement in 2012, we believe losses resulting from these matters are reasonably possible, however we cannot estimate a range of loss at this time. As of March 31, 2013, we have not recorded a reserve for these matters.

Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I. A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division. The plaintiffs allege that one of our circuit breakers was a component in the aircraft and have brought claims of negligence and strict liability. Damages are unspecified. We are cooperating with this effort. We do not believe that a loss is probable in these matters. Accordingly, as of March 31, 2013, we have not recorded a reserve for these matters. We have aircraft product liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel.
FCPA Voluntary Disclosure
During 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the condensed consolidated financial statements.
11. Fair Value Measures
Our assets and liabilities reported at fair value have been categorized based upon a fair value hierarchy in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fell:

	March 31, 2013			December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$7,204	$—	$—	$957	$—
Commodity forward contracts	—	1,128	—	—	3,150	—
Interest rate caps	—	2	—	—	8	—
Total	$—	$8,334	$—	$—	$4,115	$—
Liabilities
Foreign currency forward contracts	$—	$6	$—	$—	$7,049	$—
Commodity forward contracts	—	1,471	—	—	263	—
Total	$—	$1,477	$—	$—	$7,312	$—

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Commodity Risk."

The valuations of the foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign currency exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk."

The valuations of the interest rate caps are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Interest Rate Risk."
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. As of March 31, 2013 and December 31, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of

October 1, 2012, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of March 31, 2013, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.
Goodwill and indefinite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit's short-term and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.
The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. The fair value of these assets is considered to be a Level 3 fair value measurement. There have been no changes in the fair value of our assets held for sale during the three months ended March 31, 2013.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility(1)	$1,076,794	$—	$1,086,687	$—	$1,079,352	$—	$1,081,427	$—
Senior Notes	$700,000	$—	$752,500	$—	$700,000	$—	$742,000	$—

(1)	The carrying value is presented net of discount.
The fair values of our Term Loan Facility and our Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, trade receivables and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being in a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 11, “Fair Value Measures.”
We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral.
Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we primarily use interest rate swaps, collars, and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipts of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the three months ended March 31, 2013 and March 31, 2012, we utilized interest rate caps to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2013 and March 31, 2012, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of March 31, 2013, we estimated that an additional $1.8 million will be reclassified from Accumulated other comprehensive loss to Interest expense during the trailing twelve months ending March 31, 2014.
As of March 31, 2013, we had the following outstanding derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$100.0	March 5, 2009	Amortizing	April 29, 2013	3-month LIBOR	5.00%
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, primarily currency forward agreements, to manage these exposures.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2013 and March 31, 2012, the amount recognized for ineffectiveness in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of March 31, 2013, we estimated that $8.0 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the trailing twelve months ending March 31, 2014.
As of March 31, 2013, we also have outstanding foreign currency forward contracts which are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of Currency translation (loss)/gain and other, net.

As of March 31, 2013, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
178.6 EUR	Various from September 2012 to February 2013	Various from April 2013 to February 2014	Euro to U.S. Dollar Exchange Rate	1.30 USD	Designated
30.0 EUR	March 26, 2013	April 30, 2013	Euro to U.S. Dollar Exchange Rate	1.29 USD	Non-designated
2,030.0 JPY	Various from January to February 2013	Various from April 2013 to December 2013	U.S. Dollar to Japanese Yen Exchange Rate	89.97 JPY	Designated
380.0 JPY	March 27, 2013	April 30, 2013	U.S. Dollar to Japanese Yen Exchange Rate	92.24 JPY	Non-designated
26,760.0 KRW	January 11, 2013	Various from April 2013 to December 2013	U.S. Dollar to Korean Won Exchange Rate	1,072.25 KRW	Designated
5,100.0 KRW	March 26, 2013	April 30, 2013	U.S. Dollar to Korean Won Exchange Rate	1,108.92 KRW	Non-designated
28.1 MYR	March 26, 2013	June 28, 2013	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.11 MYR	Non-designated
360.0 MXN	Various from October to November 2012	Various from April 2013 to December 2013	U.S. Dollar to Mexican Peso Exchange Rate	13.53 MXN	Designated
49.0 MXN	March 25, 2013	April 30, 2013	U.S. Dollar to Mexican Peso Exchange Rate	12.39 MXN	Non-designated
The notional amounts above represent the total volume we have hedged over the remaining contracted periods.
In addition, we continue to monitor our exposures to this risk and generally employ operating and financing activities to offset these exposures.
Non-designated Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the condensed consolidated statements of operations as a component of Currency translation (loss)/gain and other, net.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships as of March 31, 2013:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	806,727 troy oz.	April 2013 - December 2014	$28.86
Gold	9,445 troy oz.	April 2013 - December 2014	$1,631.48
Nickel	435,135 pounds	April 2013 - December 2014	$7.63
Aluminum	2,355,524 pounds	April 2013 - December 2014	$0.92
Copper	2,735,236 pounds	April 2013 - December 2014	$3.48
Platinum	6,768 troy oz.	April 2013 - December 2014	$1,516.74
Palladium	998 troy oz.	April 2013 - December 2014	$650.76
The notional amounts above represent the total volumes we have hedged for the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$2	Other assets	$8		$—		$—
Foreign currency forward contracts	Prepaid expenses and other current assets	7,076	Prepaid expenses and other current assets	937		—	Accrued expenses and other current liabilities	3,679
Foreign currency forward contracts		—		—		—	Other long term liabilities	790
Total		$7,078		$945		$—		$4,469
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$1,101	Prepaid expenses and other current assets	$3,150	Accrued expenses and other current liabilities	$1,093	Accrued expenses and other current liabilities	$263
Commodity forward contracts	Other assets	27		—	Other long term liabilities	378		—
Foreign currency forward contracts	Prepaid expenses and other current assets	128	Prepaid expenses and other current assets	20	Accrued expenses and other current liabilities	6	Accrued expenses and other current liabilities	2,580
Total		$1,256		$3,170		$1,477		$2,843

The following tables present the effect of our derivative financial instruments and their classification on the condensed consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Comprehensive Net (Loss)/Income on Derivatives (Effective Portion)		Location of Loss or Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Interest rate products	$(6)	$(402)	Interest expense	$(307)	$(242)
Foreign currency forward contracts that hedge revenue	$8,852	$—	Net revenue	$(1,210)	$—
Foreign currency forward contracts that hedge cost of revenue	$1,520	$—	Cost of revenue	$407	$—

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	March 31, 2013	March 31, 2012
Commodity forward contracts	$(2,440)	$3,753	Currency translation (loss)/gain and other, net
Foreign currency forward contracts	$2,576	$(587)	Currency translation (loss)/gain and other, net
Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2013, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $1.5 million. As of March 31 2013, we have not posted any collateral related to these agreements, although we may be required to do so in the future. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

13. Currency Translation (Loss)/Gain and Other, net
Currency translation (loss)/gain and other, net consisted of the following for the three months ended March 31, 2013 and March 31, 2012:

	For the three months ended
	March 31, 2013	March 31, 2012
Currency translation gain/(loss) on debt	$77	$(356)
Currency translation (loss)/gain on net monetary assets	(2,766)	1,131
(Loss)/gain on commodity forward contracts	(2,440)	3,753
Gain/(loss) on foreign currency forward contracts	2,576	(587)
Other	(48)	232
Total Currency translation (loss)/gain and other, net	$(2,601)	$4,173

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2013 and March 31, 2012:

	For the three months ended
	March 31, 2013	March 31, 2012
Net revenue:
Sensors	$332,633	$359,594
Controls	137,780	132,414
Total net revenue	$470,413	$492,008
Segment operating income (as defined above):
Sensors	$93,192	$97,940
Controls	43,354	42,161
Total segment operating income	136,546	140,101
Corporate and other	(26,685)	(25,214)
Amortization of intangible assets and capitalized software	(33,386)	(36,126)
Restructuring and special charges	(1,676)	(563)
Profit from operations	74,799	78,198
Interest expense	(24,135)	(25,215)
Interest income	148	241
Currency translation (loss)/gain and other, net	(2,601)	4,173
Income before income taxes	$48,211	$57,397

15. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2013 and March 31, 2012, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
In thousands	March 31, 2013	March 31, 2012
Basic weighted-average ordinary shares outstanding	177,936	176,766
Dilutive effect of stock options	3,411	4,548
Dilutive effect of unvested restricted securities	175	191
Diluted weighted-average ordinary shares outstanding	181,522	181,505

Net income and net income per share are presented in the condensed consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share.
Also, for the three months ended March 31, 2013 and March 31, 2012, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding, as they related to share-based awards associated with restricted securities that were contingently issuable. The contingency for these awards has not been satisfied.

	For the three months ended
In thousands	March 31, 2013	March 31, 2012
Anti-dilutive shares excluded	1,569	881
Contingently issuable shares excluded	364	216

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
We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2012 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: general conditions in the automotive industry; continued fundamental changes in the industries in which we operate; risks associated with our non-U.S. operations; continued pricing and other pressures from our customers; our ability to attract and retain key personnel; our ability to maintain existing relationships with customers and our exposure to industry and customer-specific demand fluctuations; and competitive pressures in the markets in which we compete, which could require us to lower our prices or result in reduced demand for our products.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC in February 2013 and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All percentage amounts and ratios were calculated using the underlying data in whole dollars and may not reflect rounding adjustments.
Results of Operations
The table below presents our results of operations in millions of dollars and as a percentage of net revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the three months ended
	March 31, 2013		March 31, 2012
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$332.6	70.7%	$359.6	73.1%
Controls	137.8	29.3	132.4	26.9
Net revenue	470.4	100.0	492.0	100.0
Operating costs and expenses:
Cost of revenue	308.7	65.6	325.2	66.1
Research and development	13.6	2.9	13.3	2.7
Selling, general and administrative	38.3	8.1	38.6	7.8
Amortization of intangible assets and capitalized software	33.4	7.1	36.1	7.3
Restructuring and special charges	1.7	0.4	0.6	0.1
Total operating costs and expenses	395.6	84.1	413.8	84.1
Profit from operations	74.8	15.9	78.2	15.9
Interest expense, net	(24.0)	(5.1)	(25.0)	(5.1)
Currency translation (loss)/gain and other, net	(2.6)	(0.6)	4.2	0.8
Income before taxes	48.2	10.2	57.4	11.7
Provision for income taxes	13.5	2.9	18.5	3.8
Net income	$34.7	7.4%	$38.9	7.9%
Net revenue. Net revenue for the three months ended March 31, 2013 decreased $21.6 million, or 4.4%, to $470.4 million from $492.0 million for the three months ended March 31, 2012. Net revenue decreased 5% due to organic revenue (sales excluding the impact of acquisitions and the effect of foreign currency exchange) partially offset by 1% growth related to an acquisition in the controls segment in the fourth quarter of 2012. The decrease in organic revenue was primarily due to a decline in the production of vehicles in Europe and developed Asia.
Sensors business segment net revenue for the three months ended March 31, 2013 decreased $27.0 million, or 7.5%, to $332.6 million from $359.6 million for the three months ended March 31, 2012. Sensors net revenue decreased 7% due to organic revenue and 1% due to the effect of unfavorable foreign currency exchange rates. The decrease in organic revenue was primarily due to weakness in the European and developed Asia light vehicle and North American heavy and commercial truck markets.
Controls business segment net revenue for the three months ended March 31, 2013 increased $5.4 million, or 4.1%, to $137.8 million from $132.4 million for the three months ended March 31, 2012. Controls net revenue increased primarily due to market recovery, share gains and the effect of an acquisition completed in the fourth quarter of 2012 partially offset by capacity constraints related to the fire at our facility in South Korea.
Cost of revenue. Cost of revenue for the three months ended March 31, 2013 and March 31, 2012 was $308.7 million (65.6% of net revenue) and $325.2 million (66.1% of net revenue), respectively. Cost of revenue decreased primarily due to the decrease in unit volumes sold, and decreased as a percentage of net revenue primarily due to a reduction in material costs. Depreciation expense for the three months ended March 31, 2013 and March 31, 2012 was $13.0 million and $14.8 million, of which $12.0 million and $13.8 million, respectively, was included in cost of revenue.
Research and development expense. Research and development expense for the three months ended March 31, 2013 and March 31, 2012 was $13.6 million (2.9% of net revenue) and $13.3 million (2.7% of net revenue), respectively.
Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2013 and March 31, 2012 was $38.3 million (8.1% of net revenue) and $38.6 million (7.8% of net revenue), respectively.
Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended March 31, 2013 and March 31, 2012 was $33.4 million and $36.1 million, respectively. Amortization expense decreased due to the completion of amortization during the three months ended March 31, 2013 of certain intangibles recognized upon the acquisition of the Sensors and Controls business in 2006, and a difference in the pattern in which the economic benefit of our intangible assets are consumed over their estimated useful lives for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Restructuring and special charges. Restructuring and special charges for the three months ended March 31, 2013 and March 31, 2012 was $1.7 million and $0.6 million, respectively. The increase in restructuring and special charges is primarily attributable to the continued execution of the restructuring plan that began in 2011 and includes costs related to workforce reductions and facility exit and other. Restructuring and special charges for the three months ended March 31, 2013 also includes insurance proceeds received as a result of damage caused by the fire in our South Korean facility in September 2012. These actions and events are discussed further in Note 5, "Restructuring and Special Charges."
Interest expense, net. Interest expense, net for the three months ended March 31, 2013 and March 31, 2012 was $24.0 million and $25.0 million, respectively. Interest expense, net for the three months ended March 31, 2013 consisted primarily of $21.5 million of interest on our outstanding debt, $1.2 million in amortization of deferred financing costs, $0.8 million of interest associated with our capital lease and other financing obligations and $0.3 million of interest associated with our outstanding derivative instruments. Interest expense, net for the three months ended March 31, 2012 consisted primarily of $22.4 million of interest on our outstanding debt, $1.4 million in amortization of deferred financing costs, $0.9 million of interest associated with our capital lease and other financing obligations, and $0.2 million of interest associated with our outstanding derivative instruments.
Currency translation (loss)/gain and other, net. Currency translation (loss)/gain and other, net for the three months ended March 31, 2013 and March 31, 2012 was $(2.6) million and $4.2 million, respectively. Currency translation (loss)/gain and other, net for the three months ended March 31, 2013 consisted primarily of $(2.8) million in currency translation loss on net monetary assets and a $(2.4) million loss on commodity forward contracts, partially offset by a $2.6 million gain on foreign currency forward contracts. Currency translation (loss)/gain and other, net for the three months ended March 31, 2012 consisted primarily of $3.8 million in net gains associated with our commodity forward contracts.
Provision for income taxes. Provision for income taxes for the three months ended March 31, 2013 and March 31, 2012 totaled $13.5 million and $18.5 million, respectively. Our tax provision consists of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill and the use of net operating losses. The decrease in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions, changes in the applicable tax rates, and the impact of changes in foreign currency exchange rates.
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
We believe a change of ownership within the meaning of Section 382 of the Internal Revenue Code occurred in fiscal year 2012. As a result, our U.S. federal net operating loss utilization will be limited to an amount equal to the market capitalization of our U.S. subsidiaries at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of fifty percentage points or more in the ownership positions of certain stockholders owning five percent or more of our common stock over a three year rolling period. We do not believe the resulting change will prohibit the utilization of our U.S. federal net operating loss.
Liquidity and Capital Resources
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2013 and March 31, 2012. We have derived the summarized statements of cash flows for the three months ended March 31, 2013 and March 31, 2012 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Amounts in millions)	March 31, 2013	March 31, 2012
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$94.2	$101.6
Changes in operating assets and liabilities	(9.3)	13.3
Operating activities	84.8	115.0
Investing activities	(13.3)	(15.5)
Financing activities	(54.1)	1.5
Net change	$17.5	$101.0
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $84.8 million compared to $115.0 million for the three months ended March 31, 2012. This decrease was primarily due to the changes in operating assets and liabilities during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease is primarily due to timing of payments to our suppliers.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2013 was $13.3 million compared to $15.5 million for the three months ended March 31, 2012. Net cash used in investing activities during the three months ended March 31, 2013 consisted primarily of $14.3 million in capital expenditures, partially offset by insurance proceeds received related to the fire in our South Korean facility in September 2012. Capital expenditures during the three months ended March 31, 2013 primarily related to investments associated with increasing our manufacturing capacity.
Net cash used in investing activities for the three months ended March 31, 2012 consisted primarily of $15.9 million in capital expenditures. Capital expenditures during the three months ended March 31, 2012 primarily related to investments associated with increasing our manufacturing capacity.
In 2013, we anticipate capital expenditures of approximately $70 million to $90 million, which we plan to fund with cash flows from operations.
Financing activities. Net cash (used in)/provided by financing activities for the three months ended March 31, 2013 was $(54.1) million compared to $1.5 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net cash used in financing activities consisted primarily of $55.1 million in cash paid for the repurchase of approximately 1.7 million ordinary shares, and repayments on our debt of $3.3 million, partially offset by proceeds of $4.3 million from the exercise of stock options. For the three months ended March 31, 2012, net cash provided by financing activities consisted primarily of proceeds of $4.9 million from the exercise of stock options, partially offset by repayments on our debt of $3.2 million.
Subsequent to March 31, 2013, we paid $68.5 million in cash for the repurchase of approximately 2.1 million ordinary shares.

Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2013, we had $1,834.5 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of March 31, 2013 is as follows:

March 31, 2013
Term Loan Facility	$1,080,750
Senior Notes	700,000
Less: Term Loan Facility discount	(3,956)
Less: current portion	(210,228)
Long-term debt, net of discount, less current portion	$1,566,566

Capital lease and other financing obligations	$53,712
Less: current portion	(2,639)
Capital lease and other financing obligations, less current portion	$51,073
There were no borrowings outstanding on the Revolving Credit Facility as of March 31, 2013.
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million in letters of credit) as of March 31, 2013. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2013, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire at various dates through 2014.
In April 2013, we completed an offering of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the net proceeds from this offering together with $200.0 million of cash on hand to repay $700.0 million of existing term loans under the Senior Secured Credit Facilities. As a result of the use of cash, $199.2 million of the Term Loan Facility, net of discount, has been reclassified to current portion of long term debt as of March 31, 2013. We also used $9.8 million of cash on hand to pay fees related to the offering and accrued interest.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations and amounts available under the Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2013, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.
Our ability to raise additional financing and our borrowing costs may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 10, 2013, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was Ba3 with stable outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB with stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 6.5% Senior Notes and the 4.875% Senior Notes, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
As of March 31, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see Note 6, "Debt," included elsewhere in this Quarterly Report on Form 10-Q.
In October 2012, we announced that our board of directors approved a $250 million share buyback program. Execution of share repurchases under this program would be funded from available cash and cash flows from operations. For the three months ended March 31, 2013, we paid $55.1 million in cash for the repurchase of approximately 1.7 million shares under this program. Subsequent to March 31, 2013, we paid $68.5 million in cash for the repurchase of approximately 2.1 million ordinary shares.

New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance as of January 1, 2013, as required. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.

In February 2013, FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is to be applied retrospectively. We expect to adopt this guidance in the first quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but will require additional disclosures.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our market risk since December 31, 2012. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.
The required certifications of our Chief Executive Officer and Chief Financial Officer, as well as one from our Chief Accounting Officer, are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and change in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Evaluation of disclosure controls and procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding legal proceedings is discussed in Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors previously disclosed in Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)(2)
January 1 through January 31, 2013	82,468	$31.91	82,468	$232.2
February 1 through February 28, 2013	81,161	$31.97	81,161	$229.6
March 1 through March 31, 2013	1,535,809	$32.47	1,535,809	$179.7
Total	1,699,438	$32.42	1,699,438	$179.7
 __________________
(1) Includes only shares settled as of March 31, 2013. As of March 31, 2013, a total of 677,230 shares that had been repurchased were excluded from this schedule as they had not been settled.
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

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2013
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote) Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer)

/s/ Christine Creighton
(Christine Creighton) Vice President and Chief Accounting Officer (Principal Accounting Officer)