Form 10-Q
period 2013-06-30
Sensata Technologies Holding N.V.
filed 2013-07-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2013, 175,639,116 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$234,347	$413,539
Accounts receivable, net of allowances of $9,902 and $11,059 as of June 30, 2013 and December 31, 2012, respectively	310,136	258,114
Inventories	173,549	176,233
Deferred income tax assets	12,871	12,871
Prepaid expenses and other current assets	37,265	33,923
Total current assets	768,168	894,680
Property, plant and equipment, at cost	639,055	611,991
Accumulated depreciation	(307,752)	(283,792)
Property, plant and equipment, net	331,303	328,199
Goodwill	1,754,385	1,754,107
Other intangible assets, net of accumulated amortization of $1,012,244 and $945,208 as of June 30, 2013 and December 31, 2012, respectively	551,171	603,883
Deferred income tax assets	37,286	38,971
Deferred financing costs	21,014	22,119
Other assets	5,712	6,432
Total assets	$3,469,039	$3,648,391
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,775	$12,878
Accounts payable	177,113	152,964
Income taxes payable	11,004	8,884
Accrued expenses and other current liabilities	123,383	100,112
Deferred income tax liabilities	3,525	3,525
Total current liabilities	328,800	278,363
Deferred income tax liabilities	285,182	271,902
Pension and post-retirement benefit obligations	26,433	32,747
Capital lease and other financing obligations, less current portion	50,562	43,425
Long-term debt, net of discount, less current portion	1,564,487	1,768,352
Other long-term liabilities	37,944	31,308
Commitments and contingencies
Total liabilities	2,293,408	2,426,097
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,434 and 178,392 shares issued as of June 30, 2013 and December 31, 2012, respectively	2,289	2,289
Treasury shares, at cost, 3,048 and 381 shares as of June 30, 2013 and December 31, 2012, respectively	(98,757)	(11,423)
Additional paid-in capital	1,592,149	1,587,202
Accumulated deficit	(288,364)	(316,368)
Accumulated other comprehensive loss	(31,686)	(39,406)
Total shareholders’ equity	1,175,631	1,222,294
Total liabilities and shareholders’ equity	$3,469,039	$3,648,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenue	$506,418	$504,617	$976,831	$996,625
Operating costs and expenses:
Cost of revenue	322,699	326,159	631,381	651,407
Research and development	14,308	12,460	27,924	25,754
Selling, general and administrative	42,821	35,530	81,075	74,109
Amortization of intangible assets	33,650	36,199	67,036	72,325
Restructuring and special charges	2,350	7,887	4,026	8,450
Total operating costs and expenses	415,828	418,235	811,442	832,045
Profit from operations	90,590	86,382	165,389	164,580
Interest expense	(23,962)	(24,928)	(48,097)	(50,143)
Interest income	400	185	548	426
Other, net	(32,200)	(10,761)	(34,801)	(6,588)
Income before taxes	34,828	50,878	83,039	108,275
Provision for income taxes	14,457	24,760	28,003	43,241
Net income	$20,371	$26,118	$55,036	$65,034
Basic net income per share:	$0.12	$0.15	$0.31	$0.37
Diluted net income per share:	$0.11	$0.14	$0.31	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$20,371	$26,118	$55,036	$65,034
Other comprehensive (loss)/income, net of tax:
Net unrealized (loss)/gain on derivative instruments designated and qualifying as cash flow hedges	(1,759)	536	6,848	376
Defined benefit and retiree healthcare plans	418	125	872	250
Other comprehensive (loss)/income	(1,341)	661	7,720	626
Comprehensive income	$19,030	$26,779	$62,756	$65,660
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$55,036	$65,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,361	27,712
Amortization of deferred financing costs and original issue discounts	2,263	2,608
Currency remeasurement gain on debt	(185)	(79)
Share-based compensation	4,602	4,698
Loss on debt refinancing	7,111	—
Amortization of intangible assets	67,036	72,325
Loss/(gain) on disposition of assets	806	(3,563)
Deferred income taxes	12,621	30,495
Unrealized loss on hedges and other non-cash items	24,037	2,581
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(51,849)	(41,025)
Inventories	2,684	5,357
Prepaid expenses and other current assets	1,681	(2,344)
Accounts payable and accrued expenses	33,030	25,845
Income taxes payable	2,120	(278)
Other	(6,228)	410
Net cash provided by operating activities	180,126	189,776
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(33,853)	(27,481)
Insurance proceeds	1,400	—
Proceeds from sale of assets	—	4,216
Acquisition payments	(411)	—
Net cash used in investing activities	(32,864)	(23,265)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	11,163	8,909
Proceeds from issuance of debt	500,000	—
Payments on debt	(706,658)	(6,503)
Payments to repurchase ordinary shares	(125,218)	—
Payments of debt issuance costs	(5,741)	(209)
Net cash (used in)/provided by financing activities	(326,454)	2,197
Net change in cash and cash equivalents	(179,192)	168,708
Cash and cash equivalents, beginning of period	413,539	92,127
Cash and cash equivalents, end of period	$234,347	$260,835
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
Our sensors business is a manufacturer of pressure, force, temperature, speed and position sensors and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization) and heavy off-road vehicles and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures direct current to alternating current power inverters, which enable the operation of electronic equipment when grid power is not available.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for a full year, nor were those of the comparable 2012 periods representative of those actually experienced for the full year 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
All intercompany balances and transactions have been eliminated.
All amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards

In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is required to be applied retrospectively. We expect to adopt this guidance in the first quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but will require additional disclosures.
3. Inventories
The components of inventories as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Finished goods	$67,418	$68,621
Work-in-process	32,049	28,909
Raw materials	74,082	78,703
Total	$173,549	$176,233

4. Shareholders' Equity

Treasury Shares

In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. During the three months ended June 30, 2013, we repurchased 2,177 ordinary shares under this program for an aggregate purchase price of approximately $70.1 million at an average price of $32.21 per ordinary share. Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and employee stock purchase plan. When shares are reissued, we determine the cost using the first-in, first-out method. During the three months ended June 30, 2013, we reissued 781 ordinary shares held in treasury to satisfy employee stock option exercises.

During the six months ended June 30, 2013, we repurchased 3,877 ordinary shares under this program for an aggregate purchase price of approximately $125.2 million at an average price of $32.30 per ordinary share. During the six months ended June 30, 2013, we reissued 1,206 ordinary shares held in treasury to satisfy employee stock option exercises. In connection with the treasury share reissuances, we recognized a loss of $27.0 million that was recorded in accumulated deficit.

Secondary Offerings

In February 2013, we completed a secondary offering of our ordinary shares in which our existing shareholders sold 15.0 million ordinary shares at an offering price of $33.20 per ordinary share. In May 2013, we completed a secondary offering of our ordinary shares in which our existing shareholders sold 12.5 million ordinary shares at an offering price of $35.95 per ordinary share. We did not receive any proceeds from these secondary offerings. After the May 2013 offering, Sensata Investment Company S.C.A. ("SCA") owned approximately 27.6% of our ordinary shares.

Accumulated Other Comprehensive Loss

The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2013:

	Net Unrealized Gain/(Loss) on Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2012	$(4,795)	$(34,611)	$(39,406)
Other comprehensive income before reclassifications	6,222	—	6,222
Amounts reclassified from Accumulated other comprehensive loss	626	872	1,498
Net current period other comprehensive income	6,848	872	7,720
Balance as of June 30, 2013	$2,053	$(33,739)	$(31,686)

The details about the amounts reclassified from Accumulated other comprehensive loss for the three and six months ended June 30, 2013 are as follows:

For the three months ended June 30, 2013
Component	Amount reclassified from Accumulated Other Comprehensive Loss (3)	Affected line in condensed consolidated statement of operations
Net unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$208	Interest expense (1)
Interest rate caps	1,097	Other, net (1)
Foreign currency forward contracts	(922)	Net revenue (1)
Foreign currency forward contracts	(658)	Cost of revenue (1)
	(275)	Total before tax
	69	Provision for income taxes
	$(206)	Net of tax

Defined benefit and retiree healthcare plans	$448	Various (2)
	(30)	Provision for income taxes
	$418	Net of tax

For the six months ended June 30, 2013
Component	Amount reclassified from Accumulated Other Comprehensive Loss (3)	Affected line in condensed consolidated statement of operations
Net unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$515	Interest expense (1)
Interest rate caps	1,097	Other, net (1)
Foreign currency forward contracts	288	Net revenue (1)
Foreign currency forward contracts	(1,065)	Cost of revenue (1)
	835	Total before tax
	(209)	Provision for income taxes
	$626	Net of tax

Defined benefit and retiree healthcare plans	$930	Various (2)
	(58)	Provision for income taxes
	$872	Net of tax

(1) See Note 12, "Derivative Instruments and Hedging Activities" for further details on amounts to be reclassified in the future from Accumulated other comprehensive loss.
(2) Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, and Selling, general and administrative line items in the condensed consolidated statement of operations. These amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits" for additional details of net periodic benefit cost.

(3) Amounts in parentheses indicate credits in the condensed consolidated statement of operations.
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
The total expected restructuring costs in connection with the 2011 Plan are estimated to be approximately $48 million to $53 million, consisting of approximately $24 million to $25 million in severance costs and the remaining $24 million to $28 million in facility exit and other costs. As of June 30, 2013, we have incurred cumulative costs of $46,819, of which $23,977 was related to severance costs (including $1,513 of pension settlement charges), $19,450 was related to facility exit and other costs, $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility, and the remainder related to other non-cash charges. The 2011 Plan was initiated to manage our cost structure, therefore the total related costs were not allocated to our reporting segments. We anticipate these actions will be completed and payments will be made in 2013.

The following table outlines the changes to the restructuring liability for the 2011 Plan since December 31, 2012, excluding non-cash charges:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2012	$6,157	$1,525	$7,682
Charges	(332)	3,928	3,596
Payments	(2,210)	(4,965)	(7,175)
Impact of changes in foreign currency exchange rates	(30)	—	(30)
Balance as of June 30, 2013	$3,585	$488	$4,073
MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consist primarily of severance and facility exit and other costs. Severance is recognized through the expected service period of the affected employees. The actions are expected to cost approximately $7 million based on the exchange rate on June 30, 2013, and are related to the sensors segment. As of June 30, 2013, we have incurred cumulative costs of $6,835, of which $4,675 related to severance costs and $2,160 related to facility exit and other costs. We anticipate these actions will be completed and the remaining payments will be made in 2013.
The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2012:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2012	$2,818	$63	$2,881
Charges	—	451	451
Payments	(2,511)	(514)	(3,025)
Balance as of June 30, 2013	$307	$—	$307

Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the six months ended June 30, 2013, we recognized $2.5 million of insurance proceeds related to this fire, of which $0.8 million were recognized in the Restructuring and special charges line of our condensed consolidated statements of operations, and the remainder in Cost of revenue. We did not recognize any insurance proceeds related to the fire during the three months ended June 30, 2013. As discussed in Note 10, "Commitments and Contingencies," we classify insurance proceeds in our condensed consolidated statements of operations in a manner consistent with the related losses. During the three and six months ended June 30, 2013, we incurred costs related to the fire which were recognized primarily in Cost of revenue. We may incur additional costs related to this incident in 2013.

Summary of Restructuring Programs
The following tables outline costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized for the three and six months ended June 30, 2013 and June 30, 2012:

	For the three months ended June 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$1,581	$—	$769	$—	$2,350
Other, net	(17)	—	3	—	(14)
Cost of revenue	71	—	—	193	264
Total	$1,635	$—	$772	$193	$2,600

	For the three months ended June 30, 2012
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$6,387	$1,500	$—	$—	$7,887
Other, net	(28)	—	—	—	(28)
Total	$6,359	$1,500	$—	$—	$7,859

	For the six months ended June 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$3,596	$451	$1,199	$(1,220)	$4,026
Other, net	(30)	—	2	—	(28)
Cost of revenue	1,162	—	—	1,150	2,312
Total	$4,728	$451	$1,201	$(70)	$6,310

	For the six months ended June 30, 2012
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$6,468	$2,016	$(34)	$—	$8,450
Other, net	(4)	4	2	—	2
Total	$6,464	$2,020	$(32)	$—	$8,452

The “other” restructuring charges of $769 and $1,199 recognized during the three and six months ended June 30, 2013, respectively, represent the termination of a limited number of employees located in various locations throughout the world, and not the initiation of a larger restructuring program.

6. Debt
Our debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Term Loan Facility	$378,000	$1,083,500
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	—
Less: discount	(2,513)	(4,148)
Less: current portion	(11,000)	(11,000)
Long-term debt, net of discount, less current portion	$1,564,487	$1,768,352

Capital lease and other financing obligations	$53,337	$45,303
Less: current portion	(2,775)	(1,878)
Capital lease and other financing obligations, less current portion	$50,562	$43,425
There were no borrowings outstanding on the $250.0 million revolving credit facility (the "Revolving Credit Facility") as of June 30, 2013 and December 31, 2012.
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million in letters of credit) as of June 30, 2013. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2013, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire at various dates through 2014.
On April 17, 2013, we completed the issuance and sale of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the proceeds from the issuance and sale of these notes, together with cash on hand, to (1) repay $700.0 million of our existing $1,100.0 million term loan (the "Term Loan Facility") under our senior secured credit facilities (the "Senior Secured Credit Facilities"), (2) pay all accrued interest on such indebtedness and (3) pay all fees and expenses in connection with the sale of the 4.875% Senior Notes.
In connection with these transactions, during the three months ended June 30, 2013 we recorded a $7.1 million loss to Other, net which is comprised of the write-off of unamortized deferred financing fees and original issue discount of $4.4 million and transaction costs of $2.7 million. For holders of the Term Loan Facility who did not invest in the 4.875% Senior Notes, we wrote-off a pro rata portion of the related unamortized deferred financing fees and original issue discount. For holders of the Term Loan Facility who were also investors in the 4.875% Senior Notes, we applied the provisions of Accounting Standards Codification (“ASC”) Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. Borrowings associated with holders of the 4.875% Senior Notes that were not also holders of the Term Loan Facility were accounted for as new issuances as we did not have a previous financing relationship with these creditors. As such, we capitalized $3.9 million (i.e. pro rata portion) of third party costs, primarily associated with issuances to these creditors, as deferred financing costs.
The 4.875% Senior Notes were issued under an indenture dated April 17, 2013 (the "4.875% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and certain subsidiaries located in certain jurisdictions, including the U.S., the Netherlands, Mexico, Japan, Malaysia and Bermuda (collectively, the "Guarantors"). The 4.875% Senior Notes were offered at par. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2013. Our obligations under the 4.875% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 4.875% Senior Notes and the guarantees are senior unsecured obligations of STBV and the Guarantors and rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors, including the 6.5% senior notes due 2019 (the "6.5% Senior Notes").
At any time we may redeem the 4.875% Senior Notes, in whole or in part, at a price equal to 100.0% of the principal amount of the 4.875% Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption, plus the applicable premium set forth in the 4.875% Senior Notes Indenture. In addition, if STBV experiences certain change of control events, holders of the 4.875% Senior Notes may require us to repurchase all or part of the 4.875% Senior Notes at 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. If certain changes in the tax law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments of the 4.875% Senior Notes or the guarantees, we may redeem the 4.875% Senior Notes in whole, but not in part, at any time, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
The 4.875% Senior Notes Indenture contains certain restrictions that limit our ability to, among other things: incur liens; engage in sale and leaseback transactions; incur indebtedness; or consolidate, merge with, or convey, transfer or lease substantially all of our assets to, another party. These covenants are subject to important exceptions and qualifications set forth in the 4.875% Senior Notes Indenture. Certain of these covenants will be suspended if the 4.875% Senior Notes are assigned an investment grade rating by Standard & Poor’s or Moody’s Investors Service, Inc. and are not in default. The suspended covenants will be reinstated if the 4.875% Senior Notes are no longer rated investment grade by either rating agency or an event of default has occurred and is continuing at such time.
The 4.875% Senior Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 4.875% Senior Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency and when the guarantees of significant subsidiaries cease to be in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 4.875% Senior Notes may declare the principal of, and accrued but unpaid interest on, all of the 4.875% Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the 4.875% Senior Notes Indenture.
See Note 8, "Debt" of our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the restrictions related to the 6.5% Senior Notes and the Senior Secured Credit Facilities, the credit agreement under which the Senior Secured Credit Facilities were issued, and the indenture related to the 6.5% Senior Notes.

Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2018. The Term Loan Facility must be repaid in full on or prior to such maturity date. The 6.5% Senior Notes mature on May 15, 2019 and the 4.875% Senior Notes mature on October 15, 2023.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2013 and December 31, 2012, accrued interest totaled $12,700 and $11,070, respectively.
Capital Leases and Other Financing Obligations
During the six months ended June 30, 2013, we recorded a financing obligation for an agreement with one of our suppliers, Measurement Specialties, Inc., under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019. The obligation recorded as of June 30, 2013 was $8.9 million.
7. Income Taxes
We recorded tax provisions for the three months ended June 30, 2013 and June 30, 2012 of $14,457 and $24,760, respectively, and for the six months ended June 30, 2013 and June 30, 2012 of $28,003 and $43,241, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses.

8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-employment plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2013 and June 30, 2012 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$—	$(7)	$53	$60	$563	$770	$616	$823
Interest cost	335	468	144	143	287	287	766	898
Expected return on plan assets	(590)	(860)	—	—	(224)	(249)	(814)	(1,109)
Amortization of net loss	227	26	119	27	100	145	446	198
Amortization of prior service cost	—	—	—	—	2	3	2	3
Net periodic benefit cost	$(28)	$(373)	$316	$230	$728	$956	$1,016	$813

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2013 and June 30, 2012 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$—	$41	$126	$120	$1,144	$1,494	$1,270	$1,655
Interest cost	719	968	295	286	584	579	1,598	1,833
Expected return on plan assets	(1,254)	(1,828)	—	—	(460)	(502)	(1,714)	(2,330)
Amortization of net loss	477	26	245	54	203	240	925	320
Amortization of prior service cost	—	—	—	—	5	6	5	6
Net periodic benefit cost	$(58)	$(793)	$666	$460	$1,476	$1,817	$2,084	$1,484
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	$1,799	$2,157	$3,279	$3,928
Restricted securities	854	625	1,323	770
Total share-based compensation expense	$2,653	$2,782	$4,602	$4,698

We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2013:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	695	$10.13	25% per year over four years
Directors	120	$10.25	1 year
We granted the following restricted securities under the 2010 Equity Plan during the six months ended June 30, 2013:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	214	$31.99

Of the restricted securities granted during the six months ended June 30, 2013, 109 were performance based securities that cliff vest in April 2016. The number of performance based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. The remaining securities granted are non-performance based securities that vest on various dates between April 2014 and April 2016.

During the six months ended June 30, 2013, 1,248 stock options were exercised, of which 1,206 shares were reissued from treasury.

On May 22, 2013, our shareholders approved an amendment to the 2010 Equity Plan to increase the number of ordinary shares authorized for issuance under the 2010 Equity Plan by 5,000 ordinary shares to a total of 10,000 ordinary shares. As of June 30, 2013, there were 1,714 shares available for issuance under the 2010 Equity Plan, which does not include the additional 5,000 ordinary shares authorized, as they have not yet been registered with the U.S. Securities and Exchange Commission.
10. Commitments and Contingencies
Off-Balance Sheet Commitments
We execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnifications would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, we have experienced only minimal and infrequent losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued.
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
Intellectual Property and Product Liability Indemnification: We routinely sell products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, we have had only minimal and infrequent losses associated with these indemnifications. Consequently, any future liabilities resulting from these indemnifications cannot reasonably be estimated or accrued.
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
In 2001, Texas Instruments ("TI") Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the sensors and controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. In 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of June 30, 2013 or December 31, 2012.

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
We are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal. The case continues against Ford. The plaintiff has filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal is completed.
As of June 30, 2013, we are a defendant in eight lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $0.5 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. Of these eight cases, seven are now active and one resulted in a dismissal that has been appealed by the plaintiff.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011 or may incur in the future will be reimbursed by TI up to a cap of $300.0 million, less amounts incurred by TI. TI has reimbursed us for expenses incurred through March 31, 2013 and we have submitted expenses through June 30, 2013. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, STBV and ST Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electro-mechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred in December 2012. We expect additional motion filings during 2013, with the next scheduled hearing set in November 2013. We are actively defending the case, but we believe that a loss is probable. We estimate the range of loss to be between $0.2 million and the full amount of the claim. As of June 30, 2013, we have accrued $0.2 million, the low end of the range, as we believe that no amount within the range is a better estimate of loss than any other amount.
Venmar: We have been involved in a related series of claims and lawsuits involving products we sold to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro-mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. Claims are generally unspecified, but two of the matters involve property damage in excess of $1 million. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies, Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. In light of a related lawsuit settlement in 2012, we believe losses resulting from these matters are reasonably possible. However, we cannot estimate a range of loss at this time. As of June 30, 2013, we have not recorded an accrual for these matters.
Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I. A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division. The plaintiffs allege that one of our circuit breakers was a component in the aircraft and have brought claims of negligence and strict liability. Damages are unspecified. We are cooperating with this effort. We do not believe that a loss is probable in these matters. Accordingly, as of June 30, 2013, we have not recorded an accrual for these matters. We have aircraft product liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel.

Termination of Customer Relationship: In April 2013, one of our subsidiaries terminated its relationship with a minor customer in South Korea. We are currently engaged in a dispute with this former customer relating to significant damages the customer allegedly has incurred and/or will incur due to the termination. This dispute has not resulted in any litigation. At this time, we cannot reasonably estimate a range of loss relating to this matter. As of June 30, 2013, we have not recorded an accrual for this matter. If any litigation arises from this dispute, we intend to defend ourselves vigorously under all defenses that may be available.
FCPA Voluntary Disclosure
During 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (the “FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC") to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the condensed consolidated financial statements.
Termination of Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory and other services (the "Administrative Services Agreement"). On May 10, 2013, the Administrative Services Agreement was terminated, upon a mutual agreement between us and SCA.
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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fell:

	June 30, 2013			December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$4,291	$—	$—	$957	$—
Commodity forward contracts	—	27	—	—	3,150	—
Interest rate caps	—	4	—	—	8	—
Total	$—	$4,322	$—	$—	$4,115	$—
Liabilities
Foreign currency forward contracts	$—	$777	$—	$—	$7,049	$—
Commodity forward contracts	—	21,945	—	—	263	—
Total	$—	$22,722	$—	$—	$7,312	$—

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

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Commodity Risk."

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. As of June 30, 2013 and December 31, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of

October 1, 2012, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of June 30, 2013, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.
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
The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. The fair value of these assets is considered to be a Level 3 fair value measurement. There have been no changes in the fair value of our assets held for sale during the six months ended June 30, 2013.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility	$378,000	$—	$374,078	$—	$1,083,500	$—	$1,081,427	$—
6.5% Senior Notes	$700,000	$—	$742,000	$—	$700,000	$—	$742,000	$—
4.875% Senior Notes	$500,000	$—	$487,500	$—	$—	$—	$—	$—

(1)	The carrying value is presented excluding discount.
The fair values of our Term Loan Facility and our 4.875% Senior Notes and 6.5% Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis.
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
We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of June 30, 2013, we have posted $4.4 million in cash collateral.

Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we may use interest rate swaps, collars, and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipts of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the six months ended June 30, 2013 and June 30, 2012, we utilized interest rate caps to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three and six months ended June 30, 2013 and June 30, 2012, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of June 30, 2013, we estimated that an additional $1.3 million will be reclassified from Accumulated other comprehensive loss to Interest expense during the twelve months ending June 30, 2014.
As of June 30, 2013, we had the following outstanding derivative contract, $367.0 million of which is designated as a cash flow hedge of floating interest payments on our Term Loan Facility:

Interest Rate Derivative	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%

Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, primarily foreign currency forward agreements, to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and labor costs. We also have outstanding foreign currency forward contracts which are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three and six months ended June 30, 2013 and June 30, 2012, the amount recognized for ineffectiveness in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of June 30, 2013, we estimated that $4.0 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending June 30, 2014.
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of Other, net.

As of June 30, 2013, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
150.2 EUR	Various from September 2012 to May 2013	Various from August 2013 to December 2014	Euro to U.S. Dollar Exchange Rate	1.30 USD	Designated
48.8 EUR	Various from September 2012 to June 2013	July 2013	Euro to U.S. Dollar Exchange Rate	1.30 USD	Non-designated
1,180.4 JPY	Various from January to June 2013	Various from August 2013 to December 2013	U.S. Dollar to Japanese Yen Exchange Rate	91.17 JPY	Designated
676.0 JPY	January 2013 and June 2013	July 31, 2013	U.S. Dollar to Japanese Yen Exchange Rate	93.87 JPY	Non-designated
15,480.0 KRW	January 11, 2013	Various from August 2013 to December 2013	U.S. Dollar to Korean Won Exchange Rate	1,075.25 KRW	Designated
9,520.0 KRW	January 2013 and June 2013	July 31, 2013	U.S. Dollar to Korean Won Exchange Rate	1,133.38 KRW	Non-designated
28.1 MYR	June 25, 2013	September 30, 2013	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.21 MYR	Non-designated
676.0 MXN	Various from October 2012 to June 2013	Various from September 2013 to December 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.55 MXN	Designated
138.0 MXN	Various from October 2012 to June 2013	Various from July 2013 to August 2013	U.S. Dollar to Mexican Peso Exchange Rate	13.38 MXN	Non-designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum, copper, platinum, and palladium used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the condensed consolidated statements of operations as a component of Other, net.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of June 30, 2013:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,974,112 troy oz.	July 2013 - December 2015	$25.21
Gold	22,316 troy oz.	July 2013 - December 2015	$1,481.14
Nickel	1,113,414 pounds	July 2013 - December 2015	$7.27
Aluminum	4,561,766 pounds	July 2013 - December 2015	$0.91
Copper	5,966,129 pounds	July 2013 - December 2015	$3.40
Platinum	14,900 troy oz.	July 2013 - December 2015	$1,502.39
Palladium	1,834 troy oz.	July 2013 - December 2015	$697.17
The notional amounts above represent the total volumes we have hedged for the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$2	$8		$—	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	3,658	937	Accrued expenses and other current liabilities	608	3,679
Foreign currency forward contracts	Other assets	404	—	Other long term liabilities	84	790
Total		$4,064	$945		$692	$4,469
Derivatives not designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$2	$—		$—	$—
Commodity forward contracts	Prepaid expenses and other current assets	22	3,150	Accrued expenses and other current liabilities	13,182	263
Commodity forward contracts	Other assets	5	—	Other long term liabilities	8,763	—
Foreign currency forward contracts	Prepaid expenses and other current assets	229	20	Accrued expenses and other current liabilities	85	2,580
Total		$258	$3,170		$22,030	$2,843

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2013 and June 30, 2012:

Derivatives designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Loss or Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest rate caps	$2	$(240)	Interest expense	$(208)	$(140)
Interest rate cap	$—	$—	Other, net	$(1,097)	$—
Foreign currency forward contracts	$(1,729)	$8	Net revenue	$922	$—
Foreign currency forward contracts	$(339)	$628	Cost of revenue	$658	$—

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	June 30, 2013	June 30, 2012
Commodity forward contracts	$(23,752)	$(8,941)	Other, net
Foreign currency forward contracts	$(623)	$2,163	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2013 and June 30, 2012:

Derivatives designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Loss or Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest rate caps	$(4)	$(642)	Interest expense	$(515)	$(382)
Interest rate cap	$—	$—	Other, net	$(1,097)	$—
Foreign currency forward contracts	$7,123	$8	Net revenue	$(288)	$—
Foreign currency forward contracts	$1,181	$628	Cost of revenue	$1,065	$—

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	June 30, 2013	June 30, 2012
Commodity forward contracts	$(26,192)	$(5,188)	Other, net
Foreign currency forward contracts	$1,953	$1,576	Other, net
As discussed in Note 6, “Debt,” in April 2013 we completed the issuance and sale of the 4.875% Senior Notes. The proceeds from this issuance and sale along with cash on hand were used to, among other things, repay $700.0 million of the Term Loan Facility. As a result of this repayment, it was probable that a portion of the hedged forecasted transactions associated with our interest rate cap would not occur. Accordingly, we reclassified $1.1 million from Accumulated other comprehensive loss to Other, net, in the three and six months ended June 30, 2013.

Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2013, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $23.4 million. As of June 30, 2013, we have posted $4.4 million in cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three and six months ended June 30, 2013 and June 30, 2012:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Currency remeasurement gain/(loss) on debt	$108	$(277)	$185	$79
Currency remeasurement gain/(loss) on net monetary assets	224	(3,298)	(2,542)	(2,879)
Loss on commodity forward contracts	(23,752)	(8,941)	(26,192)	(5,188)
(Loss)/gain on foreign currency forward contracts	(623)	2,163	1,953	1,576
Loss on debt refinancing	(7,111)	—	(7,111)	—
Loss on interest rate cap	(1,097)	—	(1,097)	—
Other	51	(408)	3	(176)
Total Other, net	$(32,200)	$(10,761)	$(34,801)	$(6,588)
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

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2013 and June 30, 2012:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenue:
Sensors	$361,332	$360,094	$693,965	$719,688
Controls	145,086	144,523	282,866	276,937
Total net revenue	$506,418	$504,617	$976,831	$996,625
Segment operating income (as defined above):
Sensors	$108,838	$100,856	$202,030	$198,796
Controls	45,716	47,626	89,070	89,787
Total segment operating income	154,554	148,482	291,100	288,583
Corporate and other	(27,964)	(18,014)	(54,649)	(43,228)
Amortization of intangible assets	(33,650)	(36,199)	(67,036)	(72,325)
Restructuring and special charges	(2,350)	(7,887)	(4,026)	(8,450)
Profit from operations	90,590	86,382	165,389	164,580
Interest expense	(23,962)	(24,928)	(48,097)	(50,143)
Interest income	400	185	548	426
Other, net	(32,200)	(10,761)	(34,801)	(6,588)
Income before taxes	$34,828	$50,878	$83,039	$108,275
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2013 and June 30, 2012, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic weighted-average ordinary shares outstanding	175,210	177,457	176,573	177,111
Dilutive effect of stock options	3,008	4,140	3,210	4,344
Dilutive effect of unvested restricted securities	189	184	182	188
Diluted weighted-average ordinary shares outstanding	178,407	181,781	179,965	181,643

Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and six months ended June 30, 2013 and June 30, 2012, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency has not been satisfied.

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Anti-dilutive shares excluded	1,888	1,685	1,728	1,283
Contingently issuable shares excluded	510	431	437	323

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
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	For the three months ended
	June 30, 2013		June 30, 2012
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$361.3	71.4%	$360.1	71.4%
Controls	145.1	28.6	144.5	28.6
Net revenue	506.4	100.0	504.6	100.0
Operating costs and expenses:
Cost of revenue	322.7	63.7	326.2	64.6
Research and development	14.3	2.8	12.5	2.5
Selling, general and administrative	42.8	8.5	35.5	7.0
Amortization of intangible assets	33.7	6.6	36.2	7.2
Restructuring and special charges	2.4	0.5	7.9	1.6
Total operating costs and expenses	415.8	82.1	418.2	82.9
Profit from operations	90.6	17.9	86.4	17.1
Interest expense, net	(23.6)	(4.7)	(24.7)	(4.9)
Other, net	(32.2)	(6.4)	(10.8)	(2.1)
Income before taxes	34.8	6.9	50.9	10.1
Provision for income taxes	14.5	2.9	24.8	4.9
Net income	$20.4	4.0%	$26.1	5.2%
Net revenue. Net revenue for the three months ended June 30, 2013 increased $1.8 million, or 0.4%, to $506.4 million from $504.6 million for the three months ended June 30, 2012. Net revenue increased by approximately 1% related to an acquisition in the controls segment in the fourth quarter of 2012, largely offset by a decline of approximately 1% in organic revenue (sales excluding the impact of acquisitions and the effect of foreign currency exchange).
Sensors business segment net revenue for the three months ended June 30, 2013 increased $1.2 million, or 0.3%, to $361.3 million from $360.1 million for the three months ended June 30, 2012. This increase was primarily due to organic revenue growth.
Controls business segment net revenue for the three months ended June 30, 2013 increased $0.6 million, or 0.4%, to $145.1 million from $144.5 million for the three months ended June 30, 2012. Controls net revenue increased approximately 4% due to the effect of an acquisition completed in the fourth quarter of 2012, partially offset by declines of approximately 3% in organic revenue and approximately 1% related to the effect of unfavorable foreign currency exchange rates. The decline in organic revenue was primarily due to capacity constraints related to the fire at our facility in South Korea.

Cost of revenue. Cost of revenue for the three months ended June 30, 2013 and June 30, 2012 was $322.7 million (63.7% of net revenue) and $326.2 million (64.6% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to cost reductions, partially resulting from production line moves, and favorable trends in metal pricing, primarily gold and silver. A portion of our production materials contains metals, such as copper, nickel, and aluminum, and precious metals, such as gold, silver, platinum, and palladium, and the costs of these materials may vary with underlying metals pricing.
Research and development expense. Research and development ("R&D") expense for the three months ended June 30, 2013 and June 30, 2012 was $14.3 million (2.8% of net revenue) and $12.5 million (2.5% of net revenue), respectively. R&D expense consists of costs related to direct product design, development and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2013 and June 30, 2012 was $42.8 million (8.5% of net revenue) and $35.5 million (7.0% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. During the three months ended June 30, 2013, SG&A expense increased as a percentage of net revenue primarily due to increased compensation related to non-production headcount in the second quarter of 2013 compared to the second quarter of 2012.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2013 and June 30, 2012 was $33.7 million and $36.2 million, respectively. Amortization expense decreased primarily due to the completion of amortization during the first quarter of 2013 of certain intangible assets initially recognized upon the acquisition of the Sensors and Controls business in 2006.
Restructuring and special charges. Restructuring and special charges for the three months ended June 30, 2013 and June 30, 2012 was $2.4 million and $7.9 million, respectively. Restructuring and special charges decreased from the prior period as we are approaching the completion of actions attributable to the execution of the 2011 Plan and the MSP Plan, each of which began in 2011. The remaining charges relate primarily to actions associated with ceasing manufacturing in our South Korean facility, incurred as part of the 2011 Plan. We expect these actions will be completed and payments will be made in 2013. These actions and events are discussed further in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the three months ended June 30, 2013 and June 30, 2012 was $23.6 million and $24.7 million, respectively. Interest expense, net for the three months ended June 30, 2013 decreased primarily due to the net repayment of $200.0 million on our long term debt during the three months ended June 30, 2013, partially offset by the higher interest rate on our new fixed rate debt versus the variable interest rate on the debt repaid.
Other, net. Other, net for the three months ended June 30, 2013 and June 30, 2012 was $(32.2) million and $(10.8) million, respectively. The loss recognized for the three months ended June 30, 2013 is higher than the three months ended June 30, 2012 primarily due to higher losses on commodity forward contracts, losses related the refinancing of our debt, and the write-off to expense of amounts in Accumulated other comprehensive income due to a portion of the hedged forecasted transactions related to the interest rate cap becoming probable of not occurring. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the three months ended June 30, 2013 and June 30, 2012 totaled $14.5 million and $24.8 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses. The decrease in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions, changes in the applicable tax rates and the impact of changes in foreign currency exchange rates.
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
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the six months ended
	June 30, 2013		June 30, 2012
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$694.0	71.0%	$719.7	72.2%
Controls	282.9	29.0	276.9	27.8
Net revenue	976.8	100.0	996.6	100.0
Operating costs and expenses:
Cost of revenue	631.4	64.6	651.4	65.4
Research and development	27.9	2.9	25.8	2.6
Selling, general and administrative	81.1	8.3	74.1	7.4
Amortization of intangible assets	67.0	6.9	72.3	7.3
Restructuring and special charges	4.0	0.4	8.5	0.8
Total operating costs and expenses	811.4	83.1	832.0	83.5
Profit from operations	165.4	16.9	164.6	16.5
Interest expense, net	(47.5)	(4.9)	(49.7)	(5.0)
Other, net	(34.8)	(3.6)	(6.6)	(0.7)
Income before taxes	83.0	8.5	108.3	10.9
Provision for income taxes	28.0	2.9	43.2	4.3
Net income	$55.0	5.6%	$65.0	6.5%
Net revenue. Net revenue for the six months ended June 30, 2013 decreased $19.8 million, or 2.0%, to $976.8 million from $996.6 million for the six months ended June 30, 2012. Net revenue decreased approximately 3% due to organic revenue, partially offset by an increase of approximately 1% related to an acquisition in the controls segment in the fourth quarter of 2012. The decrease in organic revenue reflects weakness in light vehicle production in Asia (excluding China) and the heavy and commercial truck markets in North America and capacity constraints related to the fire at our facility in South Korea, partially offset by market recovery in the controls business.
Sensors business segment net revenue for the six months ended June 30, 2013 decreased $25.7 million, or 3.6%, to $694.0 million from $719.7 million for the six months ended June 30, 2012. Sensors net revenue decreased primarily due to organic revenue, which reflects weakness in light vehicle production in Asia (excluding China) and the heavy and commercial truck markets in North America.
Controls business segment net revenue for the six months ended June 30, 2013 increased $5.9 million, or 2.1%, to $282.9 million from $276.9 million for the six months ended June 30, 2012. Controls net revenue increased approximately 4% due to the effect of an acquisition completed in the fourth quarter of 2012, partially offset by declines of approximately 1% in organic revenue and approximately 1% related to the effect of unfavorable foreign currency exchange rates. The decline in organic revenue was primarily due to capacity constraints related to the fire at our facility in South Korea, partially offset by market recovery.

Cost of revenue. Cost of revenue for the six months ended June 30, 2013 and June 30, 2012 was $631.4 million (64.6% of net revenue) and $651.4 million (65.4% of net revenue), respectively. Cost of revenue decreased primarily due to the reduction in unit volumes sold, and decreased as a percentage of net revenue due to cost reductions, partially resulting from production line moves, and favorable trends in metal pricing, primarily gold and silver. A portion of our production materials contains metals, such as copper, nickel, and aluminum, and precious metals, such as gold, silver, platinum, and palladium, and the costs of these materials may vary with underlying metals pricing.
Research and development expense. R&D expense for the six months ended June 30, 2013 and June 30, 2012 was $27.9 million (2.9% of net revenue) and $25.8 million (2.6% of net revenue), respectively. R&D expense consists of costs related to direct product design, development and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. SG&A expense for the six months ended June 30, 2013 and June 30, 2012 was $81.1 million (8.3% of net revenue) and $74.1 million (7.4% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. During the six months ended June 30, 2013, SG&A expense increased as a percentage of net revenue primarily due to increased compensation related to non-production headcount in the first half of 2013 compared to the first half of 2012.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2013 and June 30, 2012 was $67.0 million and $72.3 million, respectively. Amortization expense decreased primarily due to the completion of amortization during the first quarter of 2013 of certain intangible assets initially recognized upon the acquisition of the Sensors and Controls business in 2006.
Restructuring and special charges. Restructuring and special charges for the six months ended June 30, 2013 and June 30, 2012 was $4.0 million and $8.5 million, respectively. Restructuring and special charges decreased from the prior period as we are approaching the completion of actions attributable to the execution of the 2011 Plan and the MSP Plan, each of which began in 2011. The remaining charges relate primarily to actions associated with ceasing manufacturing in our South Korean facility, incurred as part of the 2011 Plan. We expect these actions will be completed and payments will be made in 2013. During the six months ended June 30, 2013, we received insurance proceeds as a result of damage caused by the fire in our South Korean facility in September 2012, a portion of which were recognized in Restructuring and special charges. These actions and events are discussed in further detail in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the six months ended June 30, 2013 and June 30, 2012 was $47.5 million and $49.7 million, respectively. Interest expense, net for the six months ended June 30, 2013 decreased primarily due to the net repayment of $200.0 million on our long-term debt during the six months ended June 30, 2013, partially offset by the higher interest rate on our new fixed rate debt versus the variable interest rate on the debt repaid.
Other, net. Other, net for the six months ended June 30, 2013 and June 30, 2012 was $(34.8) million and $(6.6) million, respectively. The loss recognized in the six months ended June 30, 2013 is higher than the six months ended June 30, 2012 primarily due to higher losses on commodity forward contracts, losses related the refinancing of our debt, and the write-off to expense of amounts in Accumulated other comprehensive income due to a portion of the hedged forecasted transactions related to the interest rate cap becoming probable of not occurring. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2013 and June 30, 2012 totaled $28.0 million and $43.2 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which relates primarily to amortization of tax deductible goodwill and the use of net operating losses. The decrease in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions, changes in the applicable tax rates and the impact of changes in foreign currency exchange rates.

Liquidity and Capital Resources
We held cash and cash equivalents of $234.3 million and $413.5 million at June 30, 2013 and December 31, 2012, respectively, of which $101.4 million and $259.1 million at June 30, 2013 and December 31, 2012, respectively, was held in the Netherlands, $52.2 million and $77.2 million at June 30, 2013 and December 31, 2012, respectively, was held by U.S. subsidiaries, and $80.7 million and $77.2 million at June 30, 2013 and December 31, 2012, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2013 and June 30, 2012. We have derived the summarized statements of cash flows for the six months ended June 30, 2013 and June 30, 2012 from the condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Dollars in millions)	June 30, 2013	June 30, 2012
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$198.7	$201.8
Changes in operating assets and liabilities	(18.6)	(12.0)
Operating activities	180.1	189.8
Investing activities	(32.9)	(23.3)
Financing activities	(326.5)	2.2
Net change	$(179.2)	$168.7
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2013 was $180.1 million compared to $189.8 million for the six months ended June 30, 2012. The decrease in net cash provided by operating activities was primarily due to the changes in operating assets and liabilities during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which is primarily due to an increase of $5.1 million in contributions to our defined benefit and retiree healthcare plans during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and timing of receipts from our customers and payments to our suppliers.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2013 was $32.9 million compared to $23.3 million for the six months ended June 30, 2012. Net cash used in investing activities during the six months ended June 30, 2013 and June 30, 2012 consisted primarily of $33.9 million and $27.5 million in capital expenditures, respectively. Capital expenditures primarily relate to investments associated with increasing our manufacturing capacity. In 2013, we anticipate capital expenditures of approximately $70 million to $90 million, which we plan to fund with cash flows from operations.
During the six months ended June 30, 2013, we received cash reimbursements related to insurance claims associated with the fire in our South Korean Facility in September 2012. We expect to be reimbursed for further amounts in 2013, a portion of which may be included within cash flows from investing activities.
Financing activities. Net cash (used in)/provided by financing activities for the six months ended June 30, 2013 was $(326.5) million compared to $2.2 million for the six months ended June 30, 2012. Net cash used in financing activities for the six months ended June 30, 2013 consisted primarily of $706.7 million in principal payments on our existing $1,100.0 million term loan (the "Term Loan Facility"), $125.2 million in payments to repurchase ordinary shares and $5.7 million in payments of debt issuance costs, partially offset by the issuance and sale of $500.0 million of 4.875% senior notes due 2023 (the "4.875% Senior Notes") and proceeds of $11.2 million from the exercise of stock options. See Indebtedness and Liquidity for further discussion of the issuance and sale of the 4.875% Senior Notes and and the partial repayment of the Term Loan Facility. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further in Capital Resources, under which, as of June 30, 2013, there is approximately $109.6 million remaining.

Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2013, we had $1,631.3 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of June 30, 2013 is as follows:

June 30, 2013
Term Loan Facility	$378,000
6.5% Senior Notes	700,000
4.875% Senior Notes	500,000
Less: discount	(2,513)
Less: current portion	(11,000)
Long-term debt, net of discount, less current portion	$1,564,487

Capital lease and other financing obligations	$53,337
Less: current portion	(2,775)
Capital lease and other financing obligations, less current portion	$50,562
There were no borrowings outstanding on the Revolving Credit Facility as of June 30, 2013.
Under the Revolving Credit Facility, there was $244.7 million of availability (net of $5.3 million in letters of credit) as of June 30, 2013. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2013, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire at various dates through 2014.
On April 17, 2013, we completed the issuance and sale of the 4.875% Senior Notes. We used the proceeds from the issuance and sale of the 4.875% Senior Notes, together with cash on hand, to (1) repay $700.0 million of the Term Loan Facility under our senior secured credit facilities (the "Senior Secured Credit Facilities"), (2) pay all accrued interest on such indebtedness and (3) pay all fees and expenses in connection with the sale of the 4.875% Senior Notes. The agreements governing the 4.875% Senior Notes contain restrictive covenants and place limitations on us and certain of our subsidiaries. Restrictions on our indebtedness and liquidity related to the 4.875% Senior Notes are described in Note 6, "Debt" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
See Note 8, "Debt" of our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the restrictions related to the 6.5% Senior Notes and the Senior Secured Credit Facilities, the credit agreement under which the Senior Secured Credit Facilities were issued, and the indenture related to the 6.5% Senior Notes.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations and amounts available under the Revolving Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2013, these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases and debt service for at least the next twelve months.
Our ability to raise additional financing and our borrowing costs may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 26, 2013, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was Ba3 with positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB with stable outlook.
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
In October 2012, we announced that our board of directors approved a $250.0 million share buyback program. Execution of share repurchases under this program are to be funded from available cash and cash flows from operations. For the six months ended June 30, 2013, we used $125.2 million of cash for the repurchase of approximately 3.9 million shares under this program.
As discussed in Note 8, "Debt" of our Annual Report on Form 10-K for the year ended December 31, 2012, the credit agreement and indenture under which the Senior Secured Credit Facilities and the 6.5% Senior Notes, respectively, were issued contain covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends and make other restricted payments. These covenants, which are subject to important exceptions and qualifications set forth in the credit agreement and indenture, were taken into consideration in establishing our share buyback program. We do not believe that the covenants described above, or the covenants related to the 4.875% Senior Notes discussed in Note 6, "Debt" included within this Quarterly Report on Form 10-Q, will prevent us from funding share repurchases under our existing buyback program with available cash and cash flows from operations. As of June 30, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in its entirety in the period, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance as of January 1, 2013, as required. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is to be applied retrospectively. We expect to adopt this guidance in the first quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but will require additional disclosures.
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
Evaluation of disclosure controls and procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The information presented below updates and should be read in connection with the risk factors and information previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.

We must comply with the United States Export Administration Regulations, International Traffic in Arms Regulation ("ITAR") and the sanctions, regulations and embargoes administered by the Office of Foreign Assets Control (“OFAC”). Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. For example, recent changes in the OFAC administrated embargo on trade with Iran have eliminated exceptions that may have previously permitted direct or indirect sales to that country. Additionally, an executive order of the President of the United States, effective July 1, 2013, specifically targets the Iranian automotive sector. Should we need an export license, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue. Violations of these various laws and regulations could expose us to fines or other restrictions on our ability to export products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)(1)
April 1 through April 30, 2013	2,140,275	$32.19	2,140,275	$110.8
May 1 through May 31, 2013	36,955	$33.55	36,955	$109.6
June 1 through June 30, 2013	—	$—	—	$109.6
Total	2,177,230	$32.21	2,177,230	$109.6
 __________________
(1) All shares were purchased in open-market transactions or under a 10b5-1 plan pursuant to our share repurchase program authorization by our Board of Directors, announced on October 23, 2012, to repurchase $250 million of our ordinary shares. The share repurchase program expires after three years and may be modified or terminated by our Board of Directors at any time.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

4.1
Indenture, dated as of April 17, 2013, among Sensata Technologies B.V., the Guarantors and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on April 18, 2013).

4.2	Form of 4.875% Senior Note due 2023 (included as Exhibit A to Exhibit 4.1).

10.1	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan, as Amended May 22, 2013.

10.2
Intellectual Property License Agreement, dated March 14, 2013, between Sensata Technologies, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 20, 2013).

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

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2013
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