Form 10-Q
period 2013-09-30
Sensata Technologies Holding N.V.
filed 2013-10-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 15, 2013, 176,521,241 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$348,199	$413,539
Accounts receivable, net of allowances of $9,279 and $11,059 as of September 30, 2013 and December 31, 2012, respectively	303,739	258,114
Inventories	181,605	176,233
Deferred income tax assets	12,655	12,871
Prepaid expenses and other current assets	33,888	33,923
Total current assets	880,086	894,680
Property, plant and equipment, at cost	656,117	611,991
Accumulated depreciation	(319,893)	(283,792)
Property, plant and equipment, net	336,224	328,199
Goodwill	1,754,385	1,754,107
Other intangible assets, net of accumulated amortization of $1,045,922 and $945,208 as of September 30, 2013 and December 31, 2012, respectively	521,537	603,883
Deferred income tax assets	39,919	38,971
Deferred financing costs	20,084	22,119
Other assets	6,739	6,432
Total assets	$3,558,974	$3,648,391
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$14,078	$12,878
Accounts payable	177,607	152,964
Income taxes payable	12,189	8,884
Accrued expenses and other current liabilities	140,439	100,112
Deferred income tax liabilities	3,525	3,525
Total current liabilities	347,838	278,363
Deferred income tax liabilities	296,971	271,902
Pension and post-retirement benefit obligations	26,417	32,747
Capital lease and other financing obligations, less current portion	49,747	43,425
Long-term debt, net of discount, less current portion	1,561,835	1,768,352
Other long-term liabilities	33,472	31,308
Commitments and contingencies
Total liabilities	2,316,280	2,426,097
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,434 and 178,392 shares issued as of September 30, 2013 and December 31, 2012, respectively	2,289	2,289
Treasury shares, at cost, 2,161 and 381 shares as of September 30, 2013 and December 31, 2012, respectively	(69,696)	(11,423)
Additional paid-in capital	1,594,925	1,587,202
Accumulated deficit	(245,680)	(316,368)
Accumulated other comprehensive loss	(39,144)	(39,406)
Total shareholders’ equity	1,242,694	1,222,294
Total liabilities and shareholders’ equity	$3,558,974	$3,648,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenue	$498,886	$471,929	$1,475,717	$1,468,554
Operating costs and expenses:
Cost of revenue	309,061	308,639	940,442	960,046
Research and development	15,189	13,395	43,113	39,149
Selling, general and administrative	40,355	36,085	121,430	110,194
Amortization of intangible assets	33,670	36,082	100,706	108,407
Restructuring and special charges	512	6,487	4,538	14,937
Total operating costs and expenses	398,787	400,688	1,210,229	1,232,733
Profit from operations	100,099	71,241	265,488	235,821
Interest expense	(23,476)	(24,967)	(71,573)	(75,110)
Interest income	232	243	780	669
Other, net	9,390	10,827	(25,411)	4,239
Income before taxes	86,245	57,344	169,284	165,619
Provision for income taxes	20,223	15,838	48,226	59,079
Net income	$66,022	$41,506	$121,058	$106,540
Basic net income per share:	$0.38	$0.23	$0.69	$0.60
Diluted net income per share:	$0.37	$0.23	$0.67	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$66,022	$41,506	$121,058	$106,540
Other comprehensive (loss)/income, net of tax:
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(7,892)	(1,847)	(1,044)	(1,471)
Amortization of net loss and prior service cost on defined benefit and retiree healthcare plans	434	59	1,306	309
Other comprehensive (loss)/income	(7,458)	(1,788)	262	(1,162)
Comprehensive income	$58,564	$39,718	$121,320	$105,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$121,058	$106,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,034	40,792
Amortization of deferred financing costs and original issue discounts	3,291	3,861
Currency remeasurement (gain)/loss on debt	(354)	382
Share-based compensation	7,358	7,250
Loss on debt refinancing	7,111	—
Amortization of intangible assets	100,706	108,407
Loss/(gain) on disposition of assets	946	(3,556)
Deferred income taxes	24,598	42,765
Insurance proceeds	(5,000)	—
Unrealized loss/(gain) on hedges and other non-cash items	12,203	(9,209)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(45,452)	(34,077)
Inventories	(5,546)	10,454
Prepaid expenses and other current assets	2,820	3,626
Accounts payable and accrued expenses	50,464	5,469
Income taxes payable	3,305	670
Other	(6,776)	1,284
Net cash provided by operating activities	308,766	284,658
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(55,523)	(36,576)
Insurance proceeds	6,400	—
Proceeds from sale of assets	326	5,316
Acquisition payments	(411)	—
Net cash used in investing activities	(49,208)	(31,260)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	17,229	12,601
Proceeds from issuance of debt	500,000	—
Payments on debt	(709,816)	(9,753)
Payments to repurchase ordinary shares	(126,155)	—
Payments of debt issuance costs	(6,156)	(209)
Net cash (used in)/provided by financing activities	(324,898)	2,639
Net change in cash and cash equivalents	(65,340)	256,037
Cash and cash equivalents, beginning of period	413,539	92,127
Cash and cash equivalents, end of period	$348,199	$348,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Business Description
The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.”
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
Our sensors business is a manufacturer of pressure, force, temperature, speed and position sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air-conditioning, and ride stabilization) and heavy off-road vehicles, and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications. The controls business also manufactures direct current to alternating current power inverters, which enable the operation of electronic equipment when grid power is not available.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for a full year, nor were those of the comparable 2012 periods necessarily representative of those actually experienced for the full year 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
3. Inventories
The components of inventories as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Finished goods	$75,188	$68,621
Work-in-process	34,493	28,909
Raw materials	71,924	78,703
Total	$181,605	$176,233

4. Shareholders' Equity

Treasury Shares

In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. During the three months ended September 30, 2013, we repurchased 25 ordinary shares under this program for an aggregate purchase price of approximately $0.9 million at an average price of $36.97 per ordinary share. During the nine months ended September 30, 2013, we repurchased 3,902 ordinary shares under this program for an aggregate purchase price of approximately $126.2 million at an average price of $32.33 per ordinary share.

Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and employee stock purchase plan. When shares are reissued, we determine the cost using the first-in, first-out method. During the three and nine months ended September 30, 2013, we reissued 913 and 2,123 ordinary shares held in treasury, respectively, as part of our share-based compensation programs and employee stock purchase plan. During the nine months ended September 30, 2013, in connection with our treasury share reissuances, we recognized a loss of $50.3 million that was recorded in accumulated deficit.

Secondary Offerings

In February 2013, we completed a secondary offering of our ordinary shares in which our existing shareholders sold 15,000 ordinary shares at an offering price of $33.20 per ordinary share. In May 2013, we completed a secondary offering of our ordinary shares in which our existing shareholders sold 12,500 ordinary shares at an offering price of $35.95 per ordinary share. We did not receive any proceeds from these transactions. As of September 30, 2013, Sensata Investment Company S.C.A. ("SCA") owned approximately 28.0% of our outstanding ordinary shares.

Accumulated Other Comprehensive Loss

The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2013:

	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2012	$(4,795)	$(34,611)	$(39,406)
Other comprehensive (loss)/income before reclassifications	(1,473)	—	(1,473)
Amounts reclassified from Accumulated other comprehensive loss	429	1,306	1,735
Net current period other comprehensive (loss)/income	(1,044)	1,306	262
Balance as of September 30, 2013	$(5,839)	$(33,305)	$(39,144)

The details about the amounts reclassified from Accumulated other comprehensive loss for the three and nine months ended September 30, 2013 are as follows:

For the three months ended September 30, 2013
Component	Amount Reclassified from Accumulated Other Comprehensive Loss (3)	Affected Line in Condensed Consolidated Statement of Operations
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$257	Interest expense (1)
Foreign currency forward contracts	(93)	Net revenue (1)
Foreign currency forward contracts	(426)	Cost of revenue (1)
	(262)	Total before tax
	65	Provision for income taxes
	$(197)	Net of tax

Defined benefit and retiree healthcare plans	$462	Various (2)
	(28)	Provision for income taxes
	$434	Net of tax

For the nine months ended September 30, 2013
Component	Amount Reclassified from Accumulated Other Comprehensive Loss (3)	Affected Line in Condensed Consolidated Statement of Operations
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$772	Interest expense (1)
Interest rate caps	1,097	Other, net (1)
Foreign currency forward contracts	195	Net revenue (1)
Foreign currency forward contracts	(1,491)	Cost of revenue (1)
	573	Total before tax
	(144)	Provision for income taxes
	$429	Net of tax

Defined benefit and retiree healthcare plans	$1,392	Various (2)
	(86)	Provision for income taxes
	$1,306	Net of tax

(1) See Note 12, "Derivative Instruments and Hedging Activities" for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.
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
2011 Plan
During fiscal year 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world, and move certain manufacturing operations to our low-cost sites. During fiscal year 2012, we expanded the 2011 Plan to include additional costs associated with ceasing manufacturing in our JinCheon, South Korea facility.
The total expected restructuring costs in connection with the 2011 Plan are estimated to be approximately $48 million to $50 million, consisting of approximately $24 million to $25 million in severance costs and the remaining $24 million to $25 million in facility exit and other costs. As of September 30, 2013, we have incurred cumulative costs of $47,388, of which $24,033 was related to severance costs (including $1,513 of pension settlement charges), $19,963 was related to facility exit and other costs, $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility, and the remainder related to other non-cash charges. The 2011 Plan was initiated to manage our cost structure, therefore the total related costs were not allocated to our reporting segments. We anticipate these actions will be completed and substantially all remaining payments will be made in the fourth quarter of 2013.

The following table outlines the changes to the restructuring liability for the 2011 Plan since December 31, 2012, excluding non-cash charges:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2012	$6,157	$1,525	$7,682
Charges	(276)	4,370	4,094
Payments	(2,368)	(5,716)	(8,084)
Impact of changes in foreign currency exchange rates	(42)	—	(42)
Balance as of September 30, 2013	$3,471	$179	$3,650
MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consist primarily of severance and facility exit and other costs, and are related to the sensors segment. Severance is recognized through the expected service period of the affected employees. As of September 30, 2013, we have incurred cumulative costs of $6,835, of which $4,675 related to severance costs and $2,160 related to facility exit and other costs. We do not expect to incur any additional charges related to this plan and expect that the remaining payments will be made in the fourth quarter of 2013.
The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2012:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2012	$2,818	$63	$2,881
Charges	—	451	451
Payments	(2,612)	(514)	(3,126)
Balance as of September 30, 2013	$206	$—	$206

Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the nine months ended September 30, 2013, we recognized $7.5 million of insurance proceeds related to this fire, of which $0.8 million was recognized in the Restructuring and special charges line of our condensed consolidated statements of operations, and the remainder in Cost of revenue. During the three months ended September 30, 2013, we recognized $5.0 million of insurance proceeds related to this fire, all of which was recorded in Cost of revenue. As discussed in Note 10, "Commitments and Contingencies," we classify insurance proceeds in our condensed consolidated statements of operations in a manner consistent with the related losses.

Summary of Restructuring Programs
The following tables outline costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three and nine months ended September 30, 2013 and September 30, 2012:

	For the three months ended September 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$498	$—	$14	$—	$512
Other, net	(12)	—	13	—	1
Cost of revenue	71	—	—	(5,000)	(4,929)
Total	$557	$—	$27	$(5,000)	$(4,416)

	For the three months ended September 30, 2012
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$3,066	$498	$—	$2,923	$6,487
Other, net	4,765	(3)	1	—	4,763
Total	$7,831	$495	$1	$2,923	$11,250

	For the nine months ended September 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$4,094	$451	$1,213	$(1,220)	$4,538
Other, net	(42)	—	15	—	(27)
Cost of revenue	1,233	—	—	(5,530)	(4,297)
Total	$5,285	$451	$1,228	$(6,750)	$214

	For the nine months ended September 30, 2012
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$9,534	$2,514	$(34)	$2,923	$14,937
Other, net	4,761	1	3	—	4,765
Total	$14,295	$2,515	$(31)	$2,923	$19,702

The “other” restructuring charges of $14 and $1,213 recognized during the three and nine months ended September 30, 2013, respectively, represent the termination of a limited number of employees in various locations throughout the world, and not the initiation of a larger restructuring program.

6. Debt
Our debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Term Loan Facility	$375,250	$1,083,500
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	—
Less: discount	(2,415)	(4,148)
Less: current portion	(11,000)	(11,000)
Long-term debt, net of discount, less current portion	$1,561,835	$1,768,352

Capital lease and other financing obligations	$52,825	$45,303
Less: current portion	(3,078)	(1,878)
Capital lease and other financing obligations, less current portion	$49,747	$43,425
There were no borrowings outstanding on the $250.0 million revolving credit facility (the "Revolving Credit Facility") as of September 30, 2013 and December 31, 2012.
As of September 30, 2013, there was $245.0 million of availability under the Revolving Credit Facility (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2013, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2014.
On April 17, 2013, we completed the issuance and sale of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the proceeds from the issuance and sale of these notes, together with cash on hand, to (1) repay $700.0 million of our existing $1,100.0 million term loan (the "Term Loan Facility") under our senior secured credit facilities (the "Senior Secured Credit Facilities"), (2) pay all accrued interest on such indebtedness, and (3) pay all fees and expenses in connection with the sale of the 4.875% Senior Notes.
In connection with these transactions, during the nine months ended September 30, 2013, we recorded a $7.1 million loss to Other, net which is comprised of the write-off of unamortized deferred financing costs and original issue discount of $4.4 million and transaction costs of $2.7 million. For holders of the Term Loan Facility who did not invest in the 4.875% Senior Notes, we wrote-off a pro rata portion of the related unamortized deferred financing costs and original issue discount. For holders of the Term Loan Facility who were also investors in the 4.875% Senior Notes, we applied the provisions of Accounting Standards Codification (“ASC”) Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. Borrowings associated with holders of the 4.875% Senior Notes that were not also holders of the Term Loan Facility were accounted for as new issuances as we did not have a previous financing relationship with these creditors. As such, we capitalized $3.9 million (i.e. pro rata portion) of third party costs, primarily associated with issuances to these creditors, as deferred financing costs.
The 4.875% Senior Notes were issued under an indenture dated April 17, 2013 (the "4.875% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and certain subsidiaries located in certain jurisdictions, including the U.S., the Netherlands, Mexico, Japan, Malaysia, and Bermuda (collectively, the "Guarantors"). The 4.875% Senior Notes were offered at par. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year, and commenced on October 15, 2013. Our obligations under the 4.875% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 4.875% Senior Notes and the guarantees are senior unsecured obligations of STBV and the Guarantors and rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors, including the 6.5% senior notes due 2019 (the "6.5% Senior Notes").
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
The 4.875% Senior Notes Indenture contains certain restrictions that limit our ability to, among other things: incur liens; engage in sale and leaseback transactions; incur indebtedness; or consolidate, merge with, or convey, transfer, or lease substantially all of our assets to, another party. These covenants are subject to important exceptions and qualifications set forth in the 4.875% Senior Notes Indenture. Certain of these covenants will be suspended if the 4.875% Senior Notes are assigned an investment grade rating by Standard & Poor’s or Moody’s Investors Service, Inc. and are not in default. The suspended covenants will be reinstated if the 4.875% Senior Notes are no longer rated investment grade by either rating agency or an event of default has occurred and is continuing at such time.
The 4.875% Senior Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 4.875% Senior Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency, and when the guarantees of significant subsidiaries cease to be in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 4.875% Senior Notes may declare the principal of, and accrued but unpaid interest on, all of the 4.875% Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the 4.875% Senior Notes Indenture.
See Note 8, "Debt" of our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the restrictions related to the 6.5% Senior Notes and the Senior Secured Credit Facilities, the credit agreement under which the Senior Secured Credit Facilities were issued, and the indenture related to the 6.5% Senior Notes.

Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2018. The Term Loan Facility must be repaid in full on or prior to such maturity date. The 6.5% Senior Notes and the 4.875% Senior Notes mature on May 15, 2019 and October 15, 2023, respectively.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2013 and December 31, 2012, accrued interest totaled $30,205 and $11,070, respectively.
Other Financing Obligations
In 2013, we entered into an agreement with one of our suppliers, Measurement Specialties, Inc., under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019. As of September 30, 2013, we have recognized a liability of $8,674 within Capital lease and other financing obligations related to this agreement.
7. Income Taxes
We recorded tax provisions for the three months ended September 30, 2013 and September 30, 2012 of $20,223 and $15,838, respectively, and for the nine months ended September 30, 2013 and September 30, 2012 of $48,226 and $59,079, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses.

8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-employment plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2013 and September 30, 2012 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$—	$20	$63	$34	$588	$802	$651	$856
Interest cost	361	484	147	115	286	289	794	888
Expected return on plan assets	(627)	(914)	—	—	(225)	(251)	(852)	(1,165)
Amortization of net loss/(gain)	238	13	123	(41)	99	121	460	93
Amortization of prior service cost	—	—	—	—	2	3	2	3
Net periodic benefit cost	$(28)	$(397)	$333	$108	$750	$964	$1,055	$675

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2013 and September 30, 2012 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$—	$61	$189	$154	$1,732	$2,296	$1,921	$2,511
Interest cost	1,080	1,452	442	401	870	868	2,392	2,721
Expected return on plan assets	(1,881)	(2,742)	—	—	(685)	(753)	(2,566)	(3,495)
Amortization of net loss	715	39	368	13	302	361	1,385	413
Amortization of prior service cost	—	—	—	—	7	9	7	9
Net periodic benefit cost	$(86)	$(1,190)	$999	$568	$2,226	$2,781	$3,139	$2,159
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	$1,804	$2,265	$5,083	$6,193
Restricted securities	952	287	2,275	1,057
Total share-based compensation expense	$2,756	$2,552	$7,358	$7,250

We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2013:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	762	$10.37	25% per year over four years
Directors	120	$10.25	1 year
We granted the following restricted securities under the 2010 Equity Plan during the nine months ended September 30, 2013:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	226	$32.32

Of the restricted securities granted during the nine months ended September 30, 2013, 121 were performance based securities that cliff vest in 2016. The number of performance based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. The remaining securities granted are non-performance based securities that vest on various dates between April 2014 and April 2016.

During the nine months ended September 30, 2013, 2,100 stock options were exercised, 2,058 of which were settled with shares reissued from treasury.

On May 22, 2013, our shareholders approved an amendment to the 2010 Equity Plan to increase the number of ordinary shares authorized for issuance under the 2010 Equity Plan by 5,000 ordinary shares to a total of 10,000 ordinary shares. As of September 30, 2013, there were 1,612 shares available for issuance under the 2010 Equity Plan, which does not include the additional 5,000 ordinary shares authorized, as they have not yet been registered with the U.S. Securities and Exchange Commission (the "SEC").
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
Our articles of association provide for indemnification of directors and officers by us to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities including all expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit, or proceeding, provided he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. The articles do not provide a limit to the maximum future payments, if any, under the indemnification. No indemnification is provided for in respect of any claim, issue, or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty on our behalf.
In addition, we have a liability insurance policy which insures directors and officers against the cost of defense, settlement, or payment of claims and judgments under some circumstances. Certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage.
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
Product Warranty Liabilities
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials which, depending on the product, exists for a period of twelve to eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit.
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
Our policy is to accrue for warranty claims when a loss is both probable and estimable. This is accomplished by reserving for estimated returns and estimated costs to replace the product at the time the related revenue is recognized. Liabilities for warranty claims have historically not been material. In some instances, customers may make claims for costs they incurred related to a claim or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings and Claims.
Environmental Remediation Liabilities
Our operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving us or our operations.
In 2001, Texas Instruments ("TI") Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI

Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors and Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. In 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of September 30, 2013 or December 31, 2012.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of Sensata Technologies, Inc. acquired through our acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an environmental agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundments and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.
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
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. See our Annual Report on Form 10-K for the year ended December 31, 2012, Note 14, “Commitments and Contingencies,” for historical details of such claims.
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
We are a defendant in one case related to this switch that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal. The case continues against Ford. The plaintiff has filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal is completed.
As of September 30, 2013, we are a defendant in six lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.5 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. Of these six cases, five are now active and one resulted in a dismissal that has been appealed by the plaintiff.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million, less amounts incurred by TI. TI has reimbursed us for expenses incurred through June 30, 2013 and we have submitted expenses through September 30, 2013. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, STBV and ST Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l,, Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electro-mechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred in December 2012. The next scheduled hearing is set in November 2013. We are actively defending the case, but we believe that a loss is probable. We estimate the range of loss to be between $0.3 million and the full amount of the claim. As of September 30, 2013, we have accrued $0.3 million, the low end of the range, as we believe that no amount within the range is a better estimate of loss than any other amount.
Venmar: We have been involved in a related series of claims and lawsuits involving products we sold to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electro-mechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies, Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. These lawsuits involve claims for damages in the amount of $0.9 million and $6.2 million, respectively. In light of a related lawsuit settlement in 2012, we believe losses resulting from these matters are reasonably possible, however, we cannot estimate a range of loss at this time. As of September 30, 2013, we have not recorded an accrual for these matters.
Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I. A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division. The plaintiffs allege that one of our circuit breakers was a component in the aircraft and have brought claims of negligence and strict liability. Damages are unspecified. We are cooperating with this effort. We do not believe that a loss is probable in these matters. Accordingly, as of September 30, 2013, we have not recorded an accrual for these matters. We have aircraft product liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel.
Termination of Customer Relationship: In April 2013, one of our subsidiaries terminated its relationship with a minor customer in South Korea. We are currently engaged in a dispute with this former customer relating to significant damages the customer allegedly has incurred and/or will incur due to the termination. This dispute has not resulted in any litigation. At this time, we cannot reasonably estimate a range of loss relating to this matter. As of September 30, 2013, we have not recorded an accrual for this matter. If any litigation arises from this dispute, we intend to defend ourselves vigorously under all defenses that may be available.
FCPA Voluntary Disclosure
During 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (the “FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the U.S. Department of Justice (the "DOJ") and the SEC to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the condensed consolidated financial statements.
Termination of Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory, and other services (the "Administrative Services Agreement"). On May 10, 2013, the Administrative Services Agreement was terminated, upon a mutual agreement between us and SCA.
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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fell:

	September 30, 2013			December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$1,579	$—	$—	$957	$—
Commodity forward contracts	—	523	—	—	3,150	—
Interest rate caps	—	—	—	—	8	—
Total	$—	$2,102	$—	$—	$4,115	$—
Liabilities
Foreign currency forward contracts	$—	$9,292	$—	$—	$7,049	$—
Commodity forward contracts	—	9,907	—	—	263	—
Total	$—	$19,199	$—	$—	$7,312	$—

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. As of September 30, 2013 and December 31, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of

October 1, 2012, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of September 30, 2013, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.
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
The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. The fair value of these assets is considered to be a Level 3 fair value measurement. There have been no material changes in the fair value of our assets held for sale during the nine months ended September 30, 2013.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility	$375,250	$—	$367,093	$—	$1,083,500	$—	$1,081,427	$—
6.5% Senior Notes	$700,000	$—	$745,500	$—	$700,000	$—	$742,000	$—
4.875% Senior Notes	$500,000	$—	$465,000	$—	$—	$—	$—	$—

(1)	The carrying value is presented excluding discount.
The fair values of our Term Loan Facility, 4.875% Senior Notes, and 6.5% Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, trade receivables, and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 11, “Fair Value Measures.”
We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of September 30, 2013 and December 31, 2012, we had posted $0.9 million and $0.0 million in cash collateral, respectively.

Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the nine months ended September 30, 2013 and September 30, 2012, we used interest rate caps to hedge the variable cash flows associated with existing variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three and nine months ended September 30, 2013 and September 30, 2012, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of September 30, 2013, we estimate that an additional $1.3 million will be reclassified from Accumulated other comprehensive loss to Interest expense during the twelve months ending September 30, 2014.
As of September 30, 2013, we had the following outstanding derivative contract, $367.0 million of which is designated as a cash flow hedge of floating interest payments on our Term Loan Facility:

Interest Rate Derivative	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%

Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts which are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three and nine months ended September 30, 2013 and September 30, 2012, the ineffective portion recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of September 30, 2013, we estimate that $5.4 million in net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending September 30, 2014.
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of Other, net.

As of September 30, 2013, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
181.6 EUR	Various from September 2012 to September 2013	Various from November 2013 to December 2014	Euro to U.S. Dollar Exchange Rate	1.31 USD	Designated
52.8 EUR	Various from September 2012 to September 2013	October 28, 2013 and October 31, 2013	Euro to U.S. Dollar Exchange Rate	1.33 USD	Non-Designated
1,225.4 JPY	Various from January to September 2013	Various from November 2013 to December 2014	U.S. Dollar to Japanese Yen Exchange Rate	96.32 JPY	Designated
628.0 JPY	Various from January to September 2013	October 31, 2013	U.S. Dollar to Japanese Yen Exchange Rate	94.59 JPY	Non-Designated
24,480.0 KRW	January 11, 2013 and September 19, 2013	Various from November 2013 to December 2014	U.S. Dollar to Korean Won Exchange Rate	1,089.56 KRW	Designated
13,820.0 KRW	January 11, 2013 and September 25, 2013	October 31, 2013	U.S. Dollar to Korean Won Exchange Rate	1,079.79 KRW	Non-Designated
28.1 MYR	September 26, 2013	December 31, 2013	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.23 MYR	Non-Designated
596.0 MXN	Various from October 2012 to June 2013	Various from November 2013 to December 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.54 MXN	Designated
73.0 MXN	Various from October 2012 to September 2013	October 28, 2013 and October 31, 2013	U.S. Dollar to Mexican Peso Exchange Rate	13.34 MXN	Non-Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum, copper, platinum, and palladium, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives are recorded in the condensed consolidated statements of operations as a component of Other, net.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of September 30, 2013:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,754,236 troy oz.	October 2013 - December 2015	$24.81
Gold	19,556 troy oz.	October 2013 - December 2015	$1,461.54
Nickel	975,560 pounds	October 2013 - December 2015	$7.25
Aluminum	3,950,053 pounds	October 2013 - December 2015	$0.92
Copper	5,286,926 pounds	October 2013 - December 2015	$3.39
Platinum	12,956 troy oz.	October 2013 - December 2015	$1,507.41
Palladium	1,585 troy oz.	October 2013 - December 2015	$709.74
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$—	$8		$—	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	1,047	937	Accrued expenses and other current liabilities	6,761	3,679
Foreign currency forward contracts	Other assets	143	—	Other long term liabilities	1,306	790
Total		$1,190	$945		$8,067	$4,469
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$95	$3,150	Accrued expenses and other current liabilities	$7,355	$263
Commodity forward contracts	Other assets	428	—	Other long term liabilities	2,552	—
Foreign currency forward contracts	Prepaid expenses and other current assets	389	20	Accrued expenses and other current liabilities	1,225	2,580
Total		$912	$3,170		$11,132	$2,843

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2013 and September 30, 2012:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Interest rate caps	$(2)	$(59)	Interest expense	$(257)	$(108)
Foreign currency forward contracts	$(10,149)	$(2,235)	Net revenue	$93	$(218)
Foreign currency forward contracts	$(106)	$346	Cost of revenue	$426	$225

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	September 30, 2013	September 30, 2012
Commodity forward contracts	$9,791	$11,529	Other, net
Foreign currency forward contracts	$(3,671)	$(472)	Other, net
Interest rate caps	$(2)	$—	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2013 and September 30, 2012:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Interest rate caps	$(6)	$(701)	Interest expense	$(772)	$(490)
Interest rate caps (1)	$—	$—	Other, net	$(1,097)	$—
Foreign currency forward contracts	$(3,026)	$(2,227)	Net revenue	$(195)	$(218)
Foreign currency forward contracts	$1,075	$974	Cost of revenue	$1,491	$225

(1) As discussed in Note 6, “Debt,” in April 2013 we completed the issuance and sale of the 4.875% Senior Notes. The proceeds from this issuance and sale, along with cash on hand, were used to, among other things, repay $700.0 million of the Term Loan Facility. As a result of this repayment, it was probable that a portion of the hedged forecasted transactions associated with our interest rate caps would not occur. Accordingly, we reclassified $1.1 million from Accumulated other comprehensive loss to Other, net, in the nine months ended September 30, 2013.

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Income on Derivatives		Location of (Loss)/Gain Recognized in Income on Derivatives
	September 30, 2013	September 30, 2012
Commodity forward contracts	$(16,401)	$6,341	Other, net
Foreign currency forward contracts	$(1,718)	$1,104	Other, net
Interest rate caps	$(2)	$—	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2013, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $19.9 million. As of September 30, 2013, we have posted $0.9 million in cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three and nine months ended September 30, 2013 and September 30, 2012:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Currency remeasurement gain/(loss) on debt	$169	$(461)	$354	$(382)
Currency remeasurement gain/(loss) on net monetary assets	2,948	89	406	(2,790)
Gain/(loss) on commodity forward contracts	9,791	11,529	(16,401)	6,341
(Loss)/gain on foreign currency forward contracts	(3,671)	(472)	(1,718)	1,104
Loss on debt refinancing	—	—	(7,111)	—
Loss on interest rate cap	—	—	(1,097)	—
Other	153	142	156	(34)
Total Other, net	$9,390	$10,827	$(25,411)	$4,239
14. Segment Reporting
We organize our business into two reportable segments, sensors and controls, based on differences in products included in each segment. These reportable segments are consistent with how management views the markets served by us and the financial information that is reviewed by our chief operating decision maker. Our operating segments, sensors and controls, which each comprise one of our reportable segments, are businesses that we manage as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2013 and September 30, 2012:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenue:
Sensors	$358,159	$339,845	$1,052,124	$1,059,533
Controls	140,727	132,084	423,593	409,021
Total net revenue	$498,886	$471,929	$1,475,717	$1,468,554
Segment operating income (as defined above):
Sensors	$109,918	$94,843	$311,948	$293,639
Controls	41,638	39,623	130,708	129,410
Total segment operating income	151,556	134,466	442,656	423,049
Corporate and other	(17,275)	(20,656)	(71,924)	(63,884)
Amortization of intangible assets	(33,670)	(36,082)	(100,706)	(108,407)
Restructuring and special charges	(512)	(6,487)	(4,538)	(14,937)
Profit from operations	100,099	71,241	265,488	235,821
Interest expense	(23,476)	(24,967)	(71,573)	(75,110)
Interest income	232	243	780	669
Other, net	9,390	10,827	(25,411)	4,239
Income before taxes	$86,245	$57,344	$169,284	$165,619
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2013 and September 30, 2012, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic weighted-average ordinary shares outstanding	175,941	177,761	176,362	177,328
Dilutive effect of stock options	2,559	3,766	2,993	4,151
Dilutive effect of unvested restricted securities	129	127	164	168
Diluted weighted-average ordinary shares outstanding	178,629	181,654	179,519	181,647

Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2013 and September 30, 2012, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Anti-dilutive shares excluded	1,669	1,782	1,709	1,449
Contingently issuable shares excluded	524	434	466	360

16. Subsequent Events
In October 2012, our Board of Directors authorized a $250.0 million share buyback program. Since the share buyback program was authorized, we have repurchased 4.4 million ordinary shares under this program for an aggregate purchase price of approximately $141.3 million. On October 28, 2013, the Board of Directors amended the terms of the share buyback program, and reset the amount available for share repurchases to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any repurchase of shares will be funded by cash from operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments, and business strategies.
These forward looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” and similar terms and phrases, or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions, and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations.
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC in February 2013, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	For the three months ended
	September 30, 2013		September 30, 2012
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$358.2	71.8%	$339.8	72.0%
Controls	140.7	28.2	132.1	28.0
Net revenue	498.9	100.0	471.9	100.0
Operating costs and expenses:
Cost of revenue	309.1	62.0	308.6	65.4
Research and development	15.2	3.0	13.4	2.8
Selling, general and administrative	40.4	8.1	36.1	7.6
Amortization of intangible assets	33.7	6.7	36.1	7.6
Restructuring and special charges	0.5	0.1	6.5	1.4
Total operating costs and expenses	398.8	79.9	400.7	84.9
Profit from operations	100.1	20.1	71.2	15.1
Interest expense, net	(23.2)	(4.7)	(24.7)	(5.2)
Other, net	9.4	1.9	10.8	2.3
Income before taxes	86.2	17.3	57.3	12.2
Provision for income taxes	20.2	4.1	15.8	3.4
Net income	$66.0	13.2%	$41.5	8.8%
Net revenue. Net revenue for the three months ended September 30, 2013 increased $27.0 million, or 5.7%, to $498.9 million from $471.9 million for the three months ended September 30, 2012. The increase in net revenue was composed of a 5.4% increase in sensors and a 6.5% increase in controls.
Sensors net revenue for the three months ended September 30, 2013 increased $18.3 million, or 5.4%, to $358.2 million from $339.8 million for the three months ended September 30, 2012, largely due to growth in organic revenue (defined as sales excluding the impact of acquisitions and the effect of foreign currency exchange), particularly within the heavy vehicle and off-road ("HVOR") end market.
Controls net revenue for the three months ended September 30, 2013 increased $8.6 million, or 6.5%, to $140.7 million from $132.1 million for the three months ended September 30, 2012. Net revenue for controls increased 5% due to the effect of an acquisition completed in the fourth quarter of 2012 and 2% due to organic revenue growth, partially offset by a decrease of 1% related to the effect of unfavorable foreign currency exchange rates, primarily the U.S. Dollar to Japanese Yen.
Cost of revenue. Cost of revenue for the three months ended September 30, 2013 and September 30, 2012 was $309.1 million (62.0% of net revenue) and $308.6 million (65.4% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue largely due to $5.0 million of insurance proceeds recognized, as well as cost reduction initiatives, favorable trends in metal pricing, notably gold and silver, and a reduction in costs associated with integration activities, primarily related to the Magnetic Speed and Position ("MSP") acquisition.
Research and development expense. Research and development ("R&D") expense for the three months ended September 30, 2013 and September 30, 2012 was $15.2 million (3.0% of net revenue) and $13.4 million (2.8% of net revenue), respectively. R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2013 and September 30, 2012 was $40.4 million (8.1% of net revenue) and $36.1 million (7.6% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. During the three months ended September 30, 2013, SG&A expense increased as a percentage of net revenue primarily due to increased compensation related to non-production headcount compared to the third quarter of 2012.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2013 and September 30, 2012 was $33.7 million and $36.1 million, respectively. Amortization expense decreased primarily due to the completion of amortization during the first quarter of 2013 of certain intangible assets initially recognized upon the acquisition of the Sensors and Controls business in 2006.
Restructuring and special charges. Restructuring and special charges for the three months ended September 30, 2013 and September 30, 2012 were $0.5 million and $6.5 million, respectively. Restructuring and special charges decreased from the prior period as we have completed the actions attributable to the execution of the MSP Plan and are approaching the completion of the actions attributable to the execution of the 2011 Plan. In addition, in the three months ended September 30, 2012, we incurred $2.9 million in special charges associated with the fire at our South Korean facility. We expect the actions related to the 2011 Plan will be completed in the fourth quarter of 2013. These actions and events are discussed further in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the three months ended September 30, 2013 and September 30, 2012 was $23.2 million and $24.7 million, respectively. Interest expense, net for the three months ended September 30, 2013 decreased primarily due to the net repayment of $200.0 million on our long term debt in the second quarter of 2013.
Other, net. Other, net for the three months ended September 30, 2013 and September 30, 2012 was $9.4 million and $10.8 million, respectively. The change was primarily due to lower gains on commodity forward contracts. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the three months ended September 30, 2013 and September 30, 2012 totaled $20.2 million and $15.8 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions, changes in the applicable tax rates and the impact of changes in foreign currency exchange rates.
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
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the nine months ended
	September 30, 2013		September 30, 2012
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$1,052.1	71.3%	$1,059.5	72.1%
Controls	423.6	28.7	409.0	27.9
Net revenue	1,475.7	100.0	1,468.6	100.0
Operating costs and expenses:
Cost of revenue	940.4	63.7	960.0	65.4
Research and development	43.1	2.9	39.1	2.7
Selling, general and administrative	121.4	8.2	110.2	7.5
Amortization of intangible assets	100.7	6.8	108.4	7.4
Restructuring and special charges	4.5	0.3	14.9	1.0
Total operating costs and expenses	1,210.2	82.0	1,232.7	83.9
Profit from operations	265.5	18.0	235.8	16.1
Interest expense, net	(70.8)	(4.8)	(74.4)	(5.1)
Other, net	(25.4)	(1.7)	4.2	0.3
Income before taxes	169.3	11.5	165.6	11.3
Provision for income taxes	48.2	3.3	59.1	4.0
Net income	$121.1	8.2%	$106.5	7.3%
Net revenue. Net revenue for the nine months ended September 30, 2013 increased $7.2 million, or 0.5%, to $1,475.7 million from $1,468.6 million for the nine months ended September 30, 2012. The increase in net revenue was composed of a 0.7% decrease in sensors and a 3.6% increase in controls.
Sensors net revenue for the nine months ended September 30, 2013 decreased $7.4 million, or 0.7%, to $1,052.1 million from $1,059.5 million for the nine months ended September 30, 2012, primarily due to organic revenue.
Controls net revenue for the nine months ended September 30, 2013 increased $14.6 million, or 3.6%, to $423.6 million from $409.0 million for the nine months ended September 30, 2012, primarily due to the effect of an acquisition completed in the fourth quarter of 2012.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2013 and September 30, 2012 was $940.4 million (63.7% of net revenue) and $960.0 million (65.4% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to cost reduction initiatives and favorable trends in metal pricing, notably gold and silver. In addition, during the nine months ended September 30, 2013, we recognized $6.7 million of insurance proceeds in cost of revenue.
Research and development expense. R&D expense for the nine months ended September 30, 2013 and September 30, 2012 was $43.1 million (2.9% of net revenue) and $39.1 million (2.7% of net revenue), respectively.
Selling, general and administrative expense. SG&A expense for the nine months ended September 30, 2013 and September 30, 2012 was $121.4 million (8.2% of net revenue) and $110.2 million (7.5% of net revenue), respectively. During the nine months ended September 30, 2013, SG&A expense increased as a percentage of net revenue primarily due to increased compensation related to non-production headcount.

Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the nine months ended September 30, 2013 and September 30, 2012 was $100.7 million and $108.4 million, respectively. Amortization expense decreased primarily due to the completion of amortization during the first quarter of 2013 of certain intangible assets initially recognized upon the acquisition of the Sensors and Controls business in 2006.
Restructuring and special charges. Restructuring and special charges for the nine months ended September 30, 2013 and September 30, 2012 were $4.5 million and $14.9 million, respectively. Restructuring and special charges decreased from the prior period as we have completed the actions attributable to the execution of the MSP Plan and are approaching the completion of actions attributable to the execution of the 2011 Plan. In addition, in the nine months ended September 30, 2012, we incurred $2.9 million in special charges associated with the fire at our South Korean facility. We expect the actions related to the 2011 Plan will be completed in the fourth quarter of 2013. These actions and events are discussed in further detail in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2013 and September 30, 2012 was $70.8 million and $74.4 million, respectively. Interest expense, net for the nine months ended September 30, 2013 decreased primarily due to the net repayment of $200.0 million on our long-term debt in the second quarter of 2013.
Other, net. Other, net for the nine months ended September 30, 2013 and September 30, 2012 was $(25.4) million and $4.2 million, respectively. The loss recognized in the nine months ended September 30, 2013 was primarily due to losses on commodity forward contracts and losses related to the refinancing of our debt. This compares to the gain recognized in the nine months ended September 30, 2012 which primarily related to gains on commodity forward contracts. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2013 and September 30, 2012 totaled $48.2 million and $59.1 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses. The decrease in the provision was primarily due to the change in the distribution of income recorded in profitable jurisdictions, changes in the applicable tax rates and the impact of changes in foreign currency exchange rates.
Liquidity and Capital Resources
We held cash and cash equivalents of $348.2 million and $413.5 million at September 30, 2013 and December 31, 2012, respectively, of which $105.8 million and $259.1 million, respectively, was held in the Netherlands, $128.7 million and $77.2 million, respectively, was held by U.S. subsidiaries, and $113.7 million and $77.2 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2013 and September 30, 2012. We have derived the summarized statements of cash flows for the nine months ended September 30, 2013 and September 30, 2012 from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(Dollars in millions)	September 30, 2013	September 30, 2012
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$310.0	$297.2
Changes in operating assets and liabilities	(1.2)	(12.6)
Operating activities	308.8	284.7
Investing activities	(49.2)	(31.3)
Financing activities	(324.9)	2.6
Net change	$(65.3)	$256.0
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2013 and September 30, 2012 was $308.8 million and $284.7 million, respectively. The increase in net cash provided by operating activities was primarily due to increased profitability and timing of customer receipts and supplier payments, partially offset by an increase of $5.5 million in cash contributions to our defined benefit and retiree healthcare plans during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2013 and September 30, 2012 was $49.2 million and $31.3 million, respectively, which consisted primarily of $55.5 million and $36.6 million, respectively, in capital expenditures. Capital expenditures primarily relate to investments associated with increasing our manufacturing capacity. In 2013, we anticipate capital expenditures of approximately $75 million to $85 million, which we plan to fund with cash flows from operations.
During the nine months ended September 30, 2013, we received $9.3 million of insurance proceeds, associated with the fire at our South Korean facility in September 2012, of which $6.4 million are classified as cash flows from investing activities as they related to the replacement of manufacturing equipment damaged as a result of the fire. We expect to be reimbursed for further amounts in future periods, a portion of which may be included within cash flows from investing activities.
Financing activities. Net cash (used in)/provided by financing activities for the nine months ended September 30, 2013 and September 30, 2012 was $(324.9) million and $2.6 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2013 primarily related to the net cash paid as a result of the refinancing of a portion of our existing $1,100.0 million term loan (the "Term Loan Facility") and cash paid to repurchase ordinary shares. See Indebtedness and Liquidity for further discussion of the issuance and sale of the 4.875% Senior Notes and the partial repayment of the Term Loan Facility. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further in Capital Resources, under which, as of September 30, 2013, there is approximately $108.7 million remaining.

Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2013, we had $1,628.1 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of September 30, 2013 is as follows:

September 30, 2013
Term Loan Facility	$375,250
6.5% Senior Notes	700,000
4.875% Senior Notes	500,000
Less: discount	(2,415)
Less: current portion	(11,000)
Long-term debt, net of discount, less current portion	$1,561,835

Capital lease and other financing obligations	$52,825
Less: current portion	(3,078)
Capital lease and other financing obligations, less current portion	$49,747
There were no borrowings outstanding on the Revolving Credit Facility as of September 30, 2013.
As of September 30, 2013, there was $245.0 million of availability under the Revolving Credit Facility (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2013, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2014.
On April 17, 2013, we completed the issuance and sale of the 4.875% Senior Notes. We used the proceeds from the issuance and sale of the 4.875% Senior Notes, together with cash on hand, to (1) repay $700.0 million of the Term Loan Facility, (2) pay all accrued interest on such indebtedness, and (3) pay all fees and expenses in connection with the sale of the 4.875% Senior Notes. The agreements governing the 4.875% Senior Notes contain restrictive covenants and place limitations on us and certain of our subsidiaries. Restrictions on our indebtedness and liquidity related to the 4.875% Senior Notes are described in Note 6, "Debt" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
See Note 8, "Debt" of our Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the restrictions related to the 6.5% Senior Notes and the Senior Secured Credit Facilities, the credit agreement under which the Senior Secured Credit Facilities were issued and the indenture related to the 6.5% Senior Notes.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the Revolving Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2013, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
Our ability to raise additional financing and our borrowing costs may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 25, 2013, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was Ba3 with a positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB with a stable outlook.
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
In October 2012, we announced that our Board of Directors approved a $250.0 million share buyback program. Execution of share repurchases under this program are to be funded from available cash and cash flows from operations. During the nine months ended September 30, 2013, we used $126.2 million of cash for the repurchase of approximately 3.9 million shares under this program.
As discussed in Note 8, "Debt" of our Annual Report on Form 10-K for the year ended December 31, 2012, the credit agreement and indenture under which the Senior Secured Credit Facilities and the 6.5% Senior Notes, respectively, were issued contain covenants that limit the ability of Sensata Technologies B.V. and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These covenants, which are subject to important exceptions and qualifications set forth in the credit agreement and indenture, were taken into consideration in establishing our share buyback program. We do not believe that the covenants described above, or the covenants related to the 4.875% Senior Notes described in Note 6, "Debt," included within this Quarterly Report on Form 10-Q, will prevent us from funding share repurchases under our existing buyback program with available cash and cash flows from operations. As of September 30, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements.
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
There have been no significant changes to our market risk since December 31, 2012. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.
The required certifications of our Chief Executive Officer and Chief Financial Officer, as well as one from our Chief Accounting Officer, are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting, and change in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Evaluation of disclosure controls and procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with U.S. generally accepted accounting principles. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
Information regarding legal proceedings is discussed in Part I, Item 3—“Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. The information presented below updates and should be read in connection with the risk factors and information previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury.

We must comply with the United States Export Administration Regulations, International Traffic in Arms Regulation ("ITAR") and the sanctions, regulations, and embargoes administered by the Office of Foreign Assets Control (“OFAC”). Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. For example, recent changes in the OFAC administrated embargo on trade with Iran have eliminated exceptions that may have previously permitted direct or indirect sales to that country. Additionally, an executive order of the President of the United States, effective July 1, 2013, specifically targets the Iranian automotive sector. Should we need an export license, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue. Violations of these various laws and regulations could expose us to fines or other restrictions on our ability to export products.

We are dependent on our Enterprise Resource Planning (“ERP”) system, and any technology disruption or delay resulting from our upgrade of this ERP system could have a material negative impact on our business.

We are in the process of upgrading our existing Oracle ERP system to a newer version of Oracle. We expect this upgrade to be complete in 2014. Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We depend on information systems to process and ship customer orders, manage inventory and accounts receivable collections, purchase products, manage payment processes, maintain cost-effective operations, provide superior service to customers, and accumulate financial results. Any disruption to these information systems could adversely impact our ability to serve customers, decrease the volume of our business, and result in increased costs and lower profits. Furthermore, process changes will be required as we continue to use our existing warehousing, delivery, and payroll systems to support operations as we implement the upgraded ERP system. Despite extensive planning, we could experience disruptions in our business operations because of the project's complexity. The potential material adverse consequences could include project and other delays, loss of information, diminished internal and external reporting capabilities, impaired ability to process transactions, harm to our control environment, diminished employee productivity, and unanticipated increases in costs. While we have invested, and will continue to invest, in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on our operations and profits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)(1)
July 1 through July 31, 2013	—	$—	—	$109.6
August 1 through August 31, 2013	—	$—	—	$109.6
September 1 through September 30, 2013	25,339	$36.97	25,339	$108.7
Total	25,339	$36.97	25,339	$108.7
 __________________
(1) All shares were purchased in open-market transactions under a 10b5-1 plan pursuant to our share repurchase program authorization by our Board of Directors, announced on October 23, 2012, to repurchase $250.0 million of our ordinary shares. The share repurchase program expires after three years and may be modified or terminated by our Board of Directors at any time.

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

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2013
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote) Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer)

/s/ Christine Creighton
(Christine Creighton) Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)