Form 10-K
period 2013-12-31
Sensata Technologies Holding N.V.
filed 2014-02-06
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2013 was approximately $4.3 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 15, 2014, 171,931,434 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2014. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

Cautionary Statements Concerning Forward-Looking Statements
In addition to historical facts, this Annual Report on Form 10-K, including any documents incorporated by reference herein, includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue,” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations), or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our results of operations;

•	continued fundamental changes in the industries in which we operate have had, and could continue to have, adverse effects on our businesses;

•	if we fail to maintain our existing relationships with our customers, our exposure to industry and customer-specific demand fluctuations could increase, and our revenue may decline as a result;

•	competitive pressures could require us to lower our prices or result in reduced demand for our products;

•
integration of acquired companies, and any future acquisitions and joint ventures or dispositions, may require significant resources and/or result in significant unanticipated losses, costs, or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions;

•
risks associated with our non-U.S. operations, including foreign currency risks, the potential for changes in socio-economic conditions and/or monetary and fiscal policies, and intellectual property protection difficulties and disputes;

•	we may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us;

•
our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations; and

•	the other risks set forth in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

PART I

ITEM 1.	BUSINESS
The Company
The reporting company is Sensata Technologies Holding N.V. (“Sensata Technologies Holding”) and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.”
Sensata Technologies Holding is incorporated under the laws of the Netherlands, and conducts its business through subsidiary companies, which operate business and product development centers in the United States (the "U.S."), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. Sensata organizes its operations into the sensors and controls businesses.
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
Our sensors are customized devices that translate a physical phenomenon, such as force or position, into electronic signals that microprocessors or computer-based control systems can act upon. Our controls are customized devices embedded within systems to protect them from excessive heat or current. Underlying these sensors and controls are core technology platforms—thermal and magnetic-hydraulic circuit protection, micro electromechanical systems, ceramic capacitance, and monosilicon strain gage—that we leverage across multiple products and applications, enabling us to optimize our research, development, and engineering ("RD&E") investments and achieve economies of scale.
Our primary products include pressure sensors, temperature sensors, speed sensors, position sensors, force sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized and innovative solutions for specific customer requirements or applications across the appliance, automotive, heating, ventilation, and air conditioning (“HVAC”), industrial, aerospace, defense, data/telecom, and other end-markets. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers (“OEMs”) and other multinational companies.
We develop products that address increasingly complex engineering requirements by investing substantially in research, development, and application engineering. By locating our global engineering team in close proximity to key customers in regional business centers, we are exposed to many development opportunities at an early stage and work closely with our customers to deliver the required solutions. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increases the switching costs once a customer has designed and installed a particular sensor or control into a system.
We are a global business with a diverse revenue mix by geography, customer, and end-market, and we have significant operations around the world. We generated 37%, 33%, and 30% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2013. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2013. Our net revenue for the year ended December 31, 2013 was derived from the following end-markets: 24% from European automotive, 21% from Asia and rest of world automotive, 16% from North American automotive, 10% from appliances and HVAC, 10% from heavy vehicle off-road ("HVOR"), 9% from industrial, and 10% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths
We believe we have a number of competitive strengths that differentiate us from our competitors. These include:
Leading positions in high-growth segments. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, product performance and quality, and competitive cost structure. We have selectively chosen to compete in growing applications and geographies. We believe increased regulation of safety and emissions, as well as a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features, are driving sensor growth rates exceeding underlying end-market demand in many of our key markets and will continue to offer us significant growth opportunities.
Innovative, highly-engineered products for mission-critical applications. Most of our products are highly-engineered, critical components in complex systems that are essential to the proper functioning of the product in which they are integrated. Our products are differentiated by their performance, reliability, and level of customization, which are critical factors in customer selection. We leverage our core technology platforms across multiple applications, allowing us to cost-effectively develop products that are customized for each application in which they are incorporated. Our global engineering team, many of whom are located close to customers, enables us to identify many opportunities at an early stage and to work closely with customers to efficiently deliver solutions they require.
Long-standing local presence in key emerging markets. We believe that our long-standing local presence in key emerging markets, such as China, India, and Brazil, provides us with significant growth opportunities. Our sales into these markets represented approximately 20% of our 2013 net revenue. We have been present in China since 1995 and currently operate high-volume manufacturing facilities located in Baoying and Changzhou. As an early market entrant in China, we established a leading position serving multinationals with local manufacturing operations in China. We believe we have developed strong relationships with local customers and suppliers based on our local manufacturing and sales presence, track record of performance, and brand portfolio. We believe the Klixon® brand, part of our controls business since 1927, distinguishes us in the motor controls sector, where recognition of global corporate brands is limited. We believe the brand has been an important driver of success with larger Chinese companies who are seeking to build their international sales presence. We have built a local engineering and sales team in China to develop localized technology solutions and continue to build our presence with both multinational and local companies.
Collaborative, long-term relationships with diversified customer base. We have long-standing relationships with a diverse base of leading global OEMs and other multinational companies across the appliance, automotive, HVAC, industrial, aerospace, defense, and other end-markets. We have worked with our top 25 customers for an average of 23 years. Our established customer relationships span multiple levels of the organization, from executives to engineers. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products.
High switching costs. The technology-driven, highly customized, and integrated nature of our products require customers to invest heavily in certification and qualification over a one- to three-year period to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. In addition, our products are often relatively low-cost components integrated into mission-critical applications for high-value systems. As a result, many of our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. New suppliers seeking to provide replacement components generally must demonstrate a long track record of reliability, performance, and quality control, as well as the scale and resources to support the customer’s product evolution.
Attractive cost structure with scale advantage and low-cost footprint. We believe that our global scale and cost-focused approach have provided us with an attractive cost position within our industry. We currently manufacture approximately 1.2 billion devices per year, with a majority of our production in low-cost countries including China, Mexico, Bulgaria, Malaysia, and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly customized products at a relatively low cost, as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives. Over the past fourteen years, we have aggressively shifted our manufacturing base from countries with higher labor costs, such as the United States, Australia, Canada, Italy, Japan, South Korea, and the Netherlands, to low-cost countries. We continue to increase our use of local suppliers based in these lower-cost locations.

Operating model with high cash generation and significant revenue visibility. We believe our strong customer value proposition and cost structure enable us to generate attractive operating margins and return on capital. Over the last five completed fiscal years, our aggregate capital expenditures represented approximately 4% of our aggregate net revenue. We have a low effective cash tax rate due to the amortization of intangible assets resulting from the carve-out and acquisition of the Sensors and Controls business from Texas Instruments Incorporated ("Texas Instruments" or "TI") on April 27, 2006 (the "2006 Acquisition") and other tax benefits derived from our operating and capital structure, including tax incentives in China, operations in a Dominican Republic tax-free zone, favorable tax status in Mexico, and the Dutch participation exemption, which permits the payment of intercompany dividends without incurring taxable income in the Netherlands. In addition, we believe that our business provides us with significant visibility into new business opportunities based on product development cycles that are typically more than one year, our ability to win design awards (e.g., new “sockets” for our sensors and controls) in advance of system roll-outs and commercialization, and our lengthy product life cycles. Additionally, customer order cycles typically provide us with visibility into a majority of our expected quarterly revenue at the start of each quarter.
Experienced management team. Our senior management team has significant collective experience, both within our business and in working together to manage our business. Our President and Chief Executive Officer, and certain members of our senior management team, have been employed by our company and Texas Instruments for the majority of their careers.
Growth Strategy
We intend to enhance our position as a leading provider of customized, innovative sensors and controls on a global basis. The key elements of our growth strategy include:
Continue product innovation and expansion. We believe our solutions help satisfy the world’s need for safety, energy efficiency, and a clean environment, as well as address the demand associated with the proliferation of electronic applications in everyday life. We expect to continue to address our customers’ increased demand for sensor and control solutions with our technology and engineering expertise. We leverage our various core technology platforms across many different products and applications to maximize the impact of our RD&E investments and increase economies of scale. We intend to continue to collaborate closely with customers to improve our current line of products incorporated into our customers’ products and to identify and develop new technologies and products that can be incorporated into our customers’ products at an early stage of the development process. In addition, we intend to focus on new applications that will help us secure new business and drive long-term growth. New applications for sensors typically provide an opportunity to define a leading application technology in collaboration with our customers. Our strategy is to target new applications early in the development cycle by leveraging our strong customer relationships, engineering expertise, and attractive cost position.
Pursue strategic acquisitions to extend our leadership and leverage our global platform. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our leadership across global end-markets and applications, realize operational value from our global low-cost footprint, and deliver the right technology solutions for emerging markets. We believe we have a track record of success in acquiring and integrating businesses. We intend to continue to seek acquisitions that will offer attractive risk-adjusted returns and significant value-creation opportunities.
Broaden customer relationships. We seek to differentiate ourselves from our competitors through superior product reliability, performance, and service. We believe that this focus has strengthened our relationships with our existing customers and provided us the experience and market exposure to attract new customers. We also believe our global presence and investments in application engineering and support create competitive advantages in serving both multinational and local companies. The continued establishment of business centers near our customers’ facilities and continued close collaboration with our customers’ engineering staffs are key components of this strategy.
Extend low-cost advantage. We intend to continue to focus on managing our costs and increasing our productivity. These ongoing efforts have included migrating our manufacturing to low-cost regions, transforming the supply chain to low-cost sourcing, and aggressively pursuing ongoing productivity improvements. We will continue to strive to significantly reduce materials and manufacturing costs for key products by focusing on our design-driven cost initiatives. We will also continue to locate our people and processes in the most strategic, cost-effective regions. As we develop new applications, we intend to continue to leverage our core technology platforms to give us an economies of scale advantage in manufacturing and in our RD&E investments.
Recruit, retain, and develop talent globally. We intend to continue to build high performing teams by recruiting, developing, and retaining a highly educated, technically sophisticated, and globally dispersed workforce. Those in senior management roles have broad experience in managing global businesses. Other senior managers bring global experience, subject matter expertise, and an outside perspective, which have contributed to our success. We will continue to utilize our extensive network for our global recruiting, including university, community, and employee referral programs, to introduce our brand and values to prospective employees. We will continue to utilize our formal Integrated Talent Management Program to emphasize learning and development activities, focusing on each employee’s particular skill set, including their technical and leadership capabilities. We will continue to engage in extensive market-based research to align our compensation and benefits programs with employee performance and to remain competitive with industry benchmarks.
Acquisition History
We can trace our origins back to entities that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments from 1959 until April 27, 2006, when STBV, an indirect wholly-owned subsidiary of Sensata Technologies Holding, completed the 2006 Acquisition, which was effected through a number of STBV's subsidiaries that collectively purchased the assets and assumed the liabilities being transferred.
On December 19, 2006, we acquired the First Technology Automotive and Special Products ("First Technology Automotive") business from Honeywell International Inc. for $88.5 million, plus fees and expenses. We believe that the First Technology Automotive acquisition enhanced existing customer relationships and our motor protector and circuit breaker product offerings by adding capabilities to design, develop, and manufacture First Technology Automotive sensors (cabin comfort and safety and stability controls), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. The First Technology Automotive products are sold to automotive OEMs, Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers.
On July 27, 2007, we acquired Airpax Holdings, Inc. ("Airpax") for approximately $277.3 million, including fees and expenses. We believe that the acquisition of Airpax provided us with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications and further secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military, and mobile power markets. The acquisition also added new products, such as power inverters, and expanded our customer end-markets to include growing network power applications where customers value high reliability and differentiated performance.
On January 28, 2011, we acquired the Automotive on Board sensors business of Honeywell International Inc. for $152.5 million. We refer to this acquired business as Magnetic Speed and Position ("MSP"). We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China.
On August 1, 2011, we acquired all of the outstanding shares of the Sensor-NITE Group Companies ("Sensor-NITE") for $324.0 million. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in powertrain and related systems. The companies acquired have been integrated into our sensors segment, and this acquired business is referred to as High Temperature Sensors ("HTS").
Recent Developments
On January 2, 2014, we acquired all of the outstanding shares of Wabash Technologies for $60.0 million, subject to working capital and other adjustments. We acquired Wabash Technologies in order to complement our existing magnetic speed and position sensors product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the HVOR end-market. Wabash Technologies will be integrated into our sensors segment.
Sensors Business
Overview
We are a leading supplier of automotive, commercial, and industrial sensors, including pressure sensors, speed and position sensors, temperature sensors, pressure switches, and force sensors. Our sensors business accounted for approximately 72% of our 2013 net revenue. Our sensors are used in a wide variety of applications, including automotive air conditioning, braking, transmission, and air bag applications, as well as HVAC and HVOR applications. We derive most of our sensor revenue from the sale of medium and high-pressure sensors, and we believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio, which, we believe, helps to protect us against shifts in market share between different OEMs. We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, and nickel. Our MSP business, as well as the recently acquired Wabash Technologies, also use magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets, which could materially impact our business.

Refer for Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the sensors segment operating income for the years ended December 31, 2013, 2012, and 2011 and total assets as of December 31, 2013 and 2012.
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
Automotive Sensors
Revenue from the global automotive end-market, which includes applications in powertrain, air conditioning, and chassis control, is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth since the global recession in 2008 and 2009 and are expected to continue to increase over the long-term due to population growth and increased usage of cars in emerging markets. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety, emissions, and greater fuel efficiency, and consumer demand for new applications. For example, governments have mandated sensor-intensive advanced braking systems in both Europe and the United States. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.
Based on the LMC Automotive "Global Car & Truck Forecast" for the fourth quarter 2013, we believe the production of global light vehicles was approximately 83.9 million units in 2013, an increase of 2.7% from 2012.
The automotive sensors market is characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and the OEM or the Tier 1 supplier. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive manufacturers once a sensor is designed-in, and we believe is one of the reasons that sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, our experience has been that OEMs and Tier 1 suppliers tend to work with suppliers that have a long track record of quality and on-time delivery and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors, giving participants with a presence in this end-market significant scale advantages over those participating only in smaller, more niche industrial and medical markets.
Based on an October 2013 report prepared by Strategy Analytics, Inc., we believe the global automotive sensors market was approximately $17.7 billion in 2013, compared to $16.9 billion in 2012. The increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers in the increase of the global automotive sensors market. We believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags, electronic stability control, advanced driver assistance, and advanced combustion and exhaust aftertreatment, that depend on sensors for proper functioning, will continue to drive increased sensor usage and content growth.
Commercial and Industrial Sensors
Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, motors (i.e., generators), HVOR, and general industrial products (i.e., fire suppression products). We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market: regulation of safety, emissions, and greater energy efficiency, and consumer demand for new features. In the United States, for example, the Environmental Protection Agency mandated the use of environmentally-friendly refrigerant in all new HVAC equipment in 2010.

Sensor Products
We offer the following sensor products:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure Sensors	Air conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive HVOR Marine Industrial

Speed and Position Sensors	Transmission Braking Engine	Automotive

Temperature Sensors	Exhaust aftertreatment	Automotive HVOR

Pressure Switches	Air conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive
The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years:

Product Category	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Pressure Sensors	$943,763	$863,369	$836,485
Speed and Position Sensors	153,537	164,777	161,357
Temperature Sensors	137,016	123,730	61,316
Pressure Switches	87,846	93,261	95,958
Force Sensors	49,579	81,871	69,452
Other	48,474	48,162	68,249
Total	$1,420,215	$1,375,170	$1,292,817
Wabash Technologies, acquired on January 2, 2014, is a designer and manufacturer of a broad range of custom-designed sensors for the automotive and HVOR end-markets, including rotary and linear position, speed, and engine timing sensors. It also supplies fuel injection stators/actuators for diesel engines. These products are not included in the description or table above, as the business was acquired after the reporting date.
Controls Business
Overview
We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters, and interconnection products. Our controls business accounted for approximately 28% of our 2013 net revenue. We manufacture and market a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electrical HVAC controls, power inverters, and precision switches and thermostats. Our controls are sold into industrial, aerospace, military, commercial, and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air conditioning, and refrigeration, and light industrial systems. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete.

Our controls business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories Standards for Safety, have been written based on the performance and specifications of our controls products. We also have U.S. and Canadian Component Recognitions from Underwriters' Laboratories for many of our controls products, so that customers can use Klixon® products throughout North America. Where our component parts are detailed in our customers' certifications from Underwriters' Laboratories, changes to their certifications may be necessary in order for them to incorporate competitors' motor protection offerings.
We continue to focus our efforts on expanding our presence in Asia, particularly China. We are well-positioned to capture additional revenue from our multinational customers as they relocate manufacturing operations to China. We have been working to leverage this market position, with our brand recognition, to develop new, and build existing, relationships with a number of high-growth local Chinese manufacturers. We continue to focus on managing our costs and increasing our productivity in these lower-cost manufacturing regions.
Refer for Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the controls segment operating income for the years ended December 31, 2013, 2012, and 2011 and total assets as of December 31, 2013 and 2012.
Controls Industry
Control products are customized devices that protect equipment and electrical architecture from excessive heat or current. Our product line encompasses four categories of controls—bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters, and interconnection—each of which serves a highly diversified base of customers, end-markets, applications, and geographies.
Bimetal Electromechanical Controls
Bimetal electromechanical controls include motor protectors, motor starters, thermostats, and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors, household appliances, and commercial and military aircraft. In developed markets such as the United States, Europe, and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above increases in Gross Domestic Product. In the emerging markets, a growing middle class and rapid overall industrialization is creating growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure.
Thermal and Magnetic-Hydraulic Circuit Breakers
Our circuit breaker portfolio includes customized magnetic-hydraulic circuit breakers and thermal circuit breakers, which help prevent damage from electrical or thermal overload. Our magnetic-hydraulic circuit breakers serve a broad spectrum of OEMs and other multinational companies in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural, and alternative energy markets. We provide thermal circuit breakers to the commercial and military aircraft markets. Although demand for these products tends to pace the general economic environment, demand in certain end-markets, such as electrical protection for network power and critical, high-reliability mobile power applications, is projected to exceed the growth of the general economic environment.
Power Inverters
Our power inverter products allow an electronic circuit to convert direct current ("DC") power to alternating current ("AC") power. Power inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power (e.g., any electrical products that plug into a standard electrical outlet). Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development, the need to meet new energy efficiency standards, and a growing interest in clean energy to replace generators, which increases demand for both portable and stationary power.
Interconnection
Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. Demand in the semiconductor market is driven by consumer and business computational, entertainment, transportation, and communication needs. These needs are manifested in the desire to have smaller, lighter, faster, more functional, and energy conscious devices that make users more productive and interconnected to society. During 2013, our controls segment experienced growth in net revenue from this product portfolio as a result of market share gains and the effect of an acquisition in the fourth quarter of 2012, which led to the introduction of many new product offerings, including wide range thermal control testing units.
Controls Products
We offer the following controls products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal Electromechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC Medical Connectors Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military HVOR Marine/Industrial

Thermal and Magnetic-Hydraulic Circuit Breakers	Circuit protection	Commercial Aircraft Data Communications Telecommunications Computer Servers HVOR Marine/Industrial HVAC Military

Interconnection	Semiconductor testing	Semiconductor Manufacturing

Power Inverters	DC/AC motors	HVOR
The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years:

Product Category	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Bimetal Electromechanical Controls	$355,089	$349,337	$359,576
Thermal and Magnetic-Hydraulic Circuit Breakers	113,228	118,699	121,518
Interconnection	72,206	50,317	32,922
Power Inverters	19,994	20,387	20,112
Total	$560,517	$538,740	$534,128
Technology, Product Development, and Intellectual Property
Our global engineering team members work closely with our customers to develop customized, highly-engineered sensors and controls to satisfy our customers’ needs. Our RD&E investments enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. Our RD&E investments include research and development ("R&D") costs and the costs of all our engineering-related activities, including costs related to customer-specific customization of our products. We incurred R&D expense of $58.0 million, $52.1 million, and $44.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
We believe that continued focused investment in RD&E activities is critical to our future growth and maintenance of our leadership position. Our RD&E efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.
We operate a global network of business centers that allows us to develop new sensing technologies, improve existing technologies, and customize our products to the particular needs of our customers. We coordinate our technology RD&E efforts through Centers of Expertise that are designed to maintain a critical mass of intellectual capital in our core technologies and leverage that knowledge in our sensors and controls businesses across all geographies.
We rely primarily on patents and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensors and controls products, and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired, or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property in the acquisitions of First Technology Automotive, Airpax, MSP, and HTS. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2013, we had approximately 173 U.S. and 224 non-U.S. patents and approximately 37 U.S. and 110 non-U.S. pending patent applications that were filed within the last five years. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
The table below sets forth the number of our current U.S. patents that are scheduled to expire in the referenced periods:

During the years ending December 31,	Number of Patents
2014-2018	54
2019-2023	53
2024-2028	51
2029-2033	15
The 54 U.S. patents that will expire between 2014 and 2018 include patents involving pressure sensors, motor controls, semiconductor burn-in test sockets, transmission position switches, temperature sensors, magnetic sensors, and thermal circuit breakers. Since our core technology platforms, and most of our products, are mature, and our patents generally relate to improvements on earlier filed patents, we do not expect that the expiration of these patents will limit our ability to manufacture and sell such products or otherwise have a material adverse effect on our competitive position.
We utilize licensing arrangements with respect to some technology that we use in our sensors products and, to a lesser extent, our controls products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition, which permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach.
We purchase sense element assemblies, which are components used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, from Measurement Specialties, Inc. and its affiliates ("MEAS") and also manufacture them internally as a second source. Prior to March 2013, this internal sourcing was under a license provided for by an agreement entered into between MEAS and TI in May 2002 (the "2002 Agreement"), which was on a year-to-year basis, and limited our internal production to forty percent of our needs. In March 2013 we entered into an intellectual property licensing arrangement (the "License Agreement") with MEAS to replace the 2002 Agreement, which was terminated in its entirety without penalty. The License Agreement provides for an indefinite duration license subject to royalties through 2019 and thereafter is royalty-free. The forty percent limitation on internal production under the 2002 Agreement has been eliminated, and we are authorized to produce our entire need for these sensing elements within the passenger vehicle and heavy duty truck fields of use. The License Agreement can be terminated by either party in the event of an uncured material breach. The sense element assemblies subject to the License Agreement accounted for $380.7 million in net revenue for the year ended December 31, 2013.

Seasonality
Because of the diverse nature of the markets in which we compete, our revenue is only moderately impacted by seasonality. However, our Controls business has some seasonal elements, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.
Sales and Marketing
We believe that the integration of our sensors and controls products into our customers’ systems, as well as their long sales cycle and the high initial investment required in customization and qualification, puts a premium on the ability of sales and marketing professionals to develop strong customer relationships and identify new business opportunities. To that end, our sales and marketing staff consists of an experienced, technically knowledgeable group of professionals with extensive knowledge of the end-markets and key applications for our sensors and controls.
Our sales team works closely with our dedicated RD&E teams to identify products and solutions for both existing and potential customers. The sales and marketing function within our business is organized into regions—the Americas, Asia, and Europe—but also organizes globally across all geographies according to market segments, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus primarily on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the markets we serve. In addition, in our controls business, we seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Sensata, Klixon®, Airpax®, and Dimensions™ brands, in order to deepen our relationships with existing customers and develop relationships with new customers across all end-markets.
Customers
Our customer base in the sensors business includes a wide range of OEMs and Tier 1 suppliers in the automotive, industrial, and commercial end-markets. Our customers in the controls business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, datacomm, telecommunications, and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers, we rely on third-party distributors to sell our sensors and controls products. We have had relationships with our top ten customers for an average of 26 years. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2013.
Where possible, we determine our top customers based on which party decides to purchase and use our products in their applications, and otherwise based on volume of shipments to the customer. The following table presents the top ten customers by net revenue in 2013 for each of the sensors and controls businesses, set forth in alphabetical order:

Sensors	Controls
Chrysler Group Continental Daimler Motor Group Ford Motor Company General Motors Honda Motor Company Peugeot Citroen Renault/Nissan TRW Automotive Volkswagen	Emerson Electric Flame Enterprises Furukawa Electronic Co., Ltd. LG Group Peerless Electronics Regal Beloit Robert Bosch GmbH Samsung Electronics Tecumseh Products Company Whirlpool

Selected Geographic Information
The following table presents a summary of the percentage of net revenue by selected geographic regions for the last three fiscal years (net revenue in the table below is aggregated based on an internal methodology that considers both the location of our subsidiaries and the primary location of each subsidiary's customers):

	Percentage of Revenue by Geographic Region
	For the year ended December 31,
	2013	2012	2011
Geographic Region
Americas	37%	37%	38%
Asia	33%	34%	33%
Europe	30%	29%	29%
Total	100%	100%	100%
Refer for Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of our long-lived assets by geographic area as of December 31, 2013 and 2012.
Competition
Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, technical expertise and development capability, breadth of product offerings, product service, and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation, which are in-house, or captive, providers, and Nagano Keiki Co., Ltd. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric.
Within each of the principal product categories in our controls business, we compete with divisions of large multinational industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in these markets are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found that certain of the product categories have specific competitive factors. For example, in the thermal circuit breaker, thermostat, and switch markets, strength of technology, quality, and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by Underwriters’ Laboratories, a U.S.-based organization that issues safety standards for many electrical products used in the United States, and similar organizations outside of the United States, such as Verband der Elektrotechnik, Elektronik und Informationstechnik, and TÜV Rheinland in Europe, China Compulsory Certification in China, and Canadian Standards Association in Canada.
Our primary competitors in the basic AC motor protection market include Asian manufacturers Jiangsu Chengsheng Electric Appliance Company Ltd., ChwenDer Thermostat & Company Ltd., Wanbao Refrigeration Group Guangzhou Appliances Company Ltd., Hangzhou Star Shuaier Electric Appliance Co., Ltd., Ubukata Industries Co., Ltd., and Foshan TongBao Co., Ltd. Our competitors in the thermal circuit breaker, thermostat, and switches markets include: Cutler Hammer and Crouzet, divisions of Eaton Corporation and Schneider Electric, respectively, and E-T-A Elektrotechnische Apparate GmbH ("ETA") in aircraft circuit breakers; Honeywell International Inc. in aircraft switches and thermostats; and Cooper Bussman, a division of Eaton Corporation, and ETA in HVOR thermal circuit breakers. Our competitors in magnetic-hydraulic circuit breaker markets include Carling Technologies, Circuit Breaker Industries, the Heinemann brand of Eaton Corporation, ETA, and a growing number of smaller competitors, primarily in Asia.
Employees
As of December 31, 2013, we had approximately 12,100 employees, of whom approximately 8% are located in the United States, none of whom were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. In August 2012, direct labor employees of our South Korean subsidiary organized under the auspices of the Korean Metal Workers' Union. Pursuant to an agreement dated October 17, 2012, our subsidiary and the union entered into a voluntary separation agreement for the employees. As of December 31, 2013, our South Korean subsidiary had no union represented workers. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2013, we had approximately 1,660 contract workers on a worldwide basis. We believe that our relations with our employees are good.
Environmental Matters and Governmental Regulation
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving us or our operations, other than as set forth in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2013, compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings, or competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2014.
Our products are governed by material content restrictions and reporting requirements, examples of which include the European Union regulations, such as REACH, RoHS, ELV, etc., United States regulations, such as the conflict minerals requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and similar regulations in other countries. Numerous customers, across all business sectors, are requiring us to provide declarations of compliance or, in some cases, full material content disclosure as a requirement of doing business with them.
We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation (“ITAR”). These products represent an immaterial portion of our net revenue, and we have not exported an ITAR-controlled product. However, if in the future we decided to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user and national security, and foreign policy. The length of time involved in the licensing process varies but is currently less than three weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.
Available Information
We make available free of charge on our Internet Web site (www.sensata.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our results of operations.
Much of our business depends on, and is directly affected by, the global automobile industry. Sales to customers in the automotive industry accounted for approximately 61% of our total 2013 net revenue. Globally, automakers and their suppliers continue to experience significant difficulties from a weakened economy and tightened credit markets, and many are still recovering from financial distress experienced in recent years. Adverse developments like those we have seen in recent years in the automotive industry, including but not limited to declines in demand, customer bankruptcies, and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
Continued fundamental changes in the industries in which we operate have had, and could continue to have, adverse effects on our businesses.
Our products are sold to automobile manufacturers, manufacturers of commercial and residential heating, ventilation, and air conditioning ("HVAC") systems, and manufacturers in the refrigeration, lighting, aerospace, telecommunications, power supply and generation, and industrial markets, among others. These are global industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements, and other factors. These factors, in turn, affect overall demand and prices for our products sold to these industries. Changes in the industries in which we operate may be more detrimental to us in comparison to our competitors due to our significant levels of debt. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.
Continued pricing and other pressures from our customers may adversely affect our business.
Many of our customers, including automotive manufacturers and other industrial and commercial original equipment manufacturers ("OEMs"), have policies of seeking price reductions each year. Recently, many of the industries in which our products are sold have suffered from unfavorable pricing pressures in North America and Europe, which in turn has led manufacturers to seek price reductions from their suppliers. Our significant reliance on these industries subjects us to these and other similar pressures. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design, or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly domestic automotive manufacturers, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable to us.
If we fail to maintain our existing relationships with our customers, our exposure to industry and customer-specific demand fluctuations could increase, and our revenue may decline as a result.
Our customers consist of a diverse base of OEMs across the automotive, HVAC, appliance, industrial, aerospace, defense, and other end-markets in various geographic locations throughout the world. In the event that we fail to maintain our relationships with our existing customers, and such failure increases our dependence on particular markets or customers, then our revenue would be exposed to greater industry and customer-specific demand fluctuations and could decline as a result.
Our businesses operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.
Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service, and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low-cost, particularly in markets where low-cost country-based suppliers, primarily China with respect to the controls business, have entered our markets, or increased their sales in our markets, by delivering products at low cost to local OEMs. Some of our competitors have greater sales, assets, and financial resources than we do. In addition, many of our competitors in the automotive sensors market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for many of the products that we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Certain of our customers currently have, or may develop in the future, the capability of internally producing the products that we sell to them and may compete with us with respect to those and other products and with respect to other customers. For example, Robert Bosch Gmbh, who is one of our largest customers with respect to our control products, also competes with us with respect to certain of our sensors products. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.
We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses.
Our subsidiaries outside of the U.S. generated approximately 64% of our 2013 net revenue, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.
A significant portion of our revenue, expenses, receivables, and payables are denominated in currencies other than U.S. dollars, in particular the Euro. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date that the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the exchange rate at the balance sheet date, with gains or losses recorded in Other, net. During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Conversely, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables, exposure to possible expropriation or other government actions, unsettled political conditions, and possible terrorist attacks. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations.
Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial, and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive, and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. The loss of the services of any of our key employees, or the failure to attract or retain other qualified personnel, could have a material adverse effect on our business.
Integration of acquired companies, and any future acquisitions and joint ventures or dispositions, may require significant resources and/or result in significant unanticipated losses, costs, or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions.
We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. There can be no assurance that our acquisitions will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition, and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier, and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.
Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness, and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, obtaining access to financing markets, and increasing the amount of debt service. The availability of debt to finance future acquisitions may be restricted, and our ability to make future acquisitions may be limited.
We may also seek to restructure our business in the future by disposing of certain of our assets. There can be no assurance that any restructuring of our business will not adversely affect our financial position, leverage, or results of operations. In addition, any significant restructuring of our business will require significant managerial attention, which may be diverted from our operations.
There can be no assurance that any anticipated synergies or cost savings generated through acquisitions will be achieved or that they will be achieved in our estimated time frame. We may not be able to successfully integrate and streamline overlapping functions from future acquisitions, and integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar worldwide anti-bribery laws.
The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Many of the countries in which we operate have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition, and reputation.
In 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the FCPA, may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship, and our investigation has not identified any other suspect transactions. We contacted the U.S. Department of Justice (the "DOJ") and the Securities and Exchange Commission (the "SEC") to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed.
We may not be able to keep up with technological and other competitive changes affecting our industry.
The sensors and controls markets are characterized to a varying degree by changing technology, evolving industry standards, the introduction of new products, and changing customer demands. Changes in competitive technologies may render certain of our products less attractive or obsolete, and if we cannot anticipate changes in technology and develop and introduce new and enhanced products on a timely basis, our ability to remain competitive may be negatively impacted. The success of new products depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change that result in unpredictable product transitions, shortened lifecycles, and increased importance of being first to market with new products. We may experience difficulties or delays in the research, development, production, and/or marketing of new products, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products to market.
As part of past cost containment programs designed to align our operations with economic conditions, we have had to make in the past, and may have to make again in the future, adjustments to both the scope and breadth of our overall research and development program. Such actions may result in choices that could adversely affect our ability either to take advantage of emerging trends, to develop new technologies, or to make sufficient advancements to existing technologies.
We may not be able to timely and efficiently increase our production capacity in order to meet future growth in the demand for our products.
A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. While we believe that suitable additional or substitute facilities will be available as required, if we are unable to acquire, integrate, and move into production the facilities, equipment, and personnel necessary to meet such increase in demand, our customer relationships, results of operations, and financial performance may suffer materially.
We may not be able to protect our intellectual property, including our proprietary technology and the Sensata, Klixon®, Airpax®, and Dimensions™ brands.
Our success depends to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. We have sought, and may continue from time to time to seek, to protect our intellectual property rights through litigation. These efforts might be unsuccessful in protecting such rights and may adversely affect our financial performance and distract our management. We also cannot be sure that competitors will not challenge, invalidate, or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using, or selling products that are similar or functionally equivalent to our products. It is also possible that third parties may have, or acquire licenses for, other technology or designs that we may use or wish to use, so that we may need to acquire licenses to, or contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third-party rights.
In addition to patent and trademark protection, we also protect trade secrets, know-how, and other proprietary information, as well as brand names such as the Sensata, Klixon®, Airpax®, and Dimensions™ brands, under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known, or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.
We may be subject to claims that our products or processes infringe on the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes, or prevent us from selling our products.
Third parties may claim that our processes and products infringe on their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time consuming legal proceedings, and this could divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages and could be prevented from selling some or all of our products. We may also be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully. If we are prevented from selling some or all of our products, our sales could be materially adversely affected.
We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us.
We have been, and may continue to be, exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or are alleged to result, in death, bodily injury, and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty, and recall claims could be material.
Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.
As of December 31, 2013, we had $1,726.3 million of gross outstanding indebtedness, including $474.1 million of indebtedness under our existing term loan facility (the "Term Loan Facility"), $700.0 million of outstanding 6.5% senior notes issued under an indenture dated as of May 12, 2011 (the “6.5% Senior Notes”), $500.0 million of outstanding 4.875% senior notes issued under an indenture dated as of April 17, 2013 (the "4.875% Senior Notes"), and $52.2 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness if we do not maintain specified financial ratios or are not able to refinance our indebtedness as it comes due, thereby reducing the availability of our cash flows for other purposes.

In addition, our senior secured credit facilities (the "Senior Secured Credit Facilities"), under which the Term Loan Facility and a $250.0 million revolving credit facility (the "Revolving Credit Facility") were issued, permit us to incur substantial additional indebtedness in the future. As of December 31, 2013, we had $245.0 million available to us under the Revolving Credit Facility. If we increase our indebtedness by borrowing under the Revolving Credit Facility or incur other new indebtedness, the risks described above would increase.
Labor disruptions or increased labor costs could adversely affect our business.
As of December 31, 2013, we had approximately 12,100 employees, of whom approximately 8% were located in the United States, none of whom were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. In August 2012, direct labor employees of our South Korean subsidiary organized under the auspices of the Korean Metal Workers' Union. Pursuant to an agreement dated October 17, 2012, our subsidiary and the union entered into a voluntary separation agreement for the employees. As of December 31, 2013, our South Korean subsidiary had no union represented workers.
A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage for any reason, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations, and financial condition.
The loss of one or more of our suppliers of manufactured components or raw materials may interrupt our supplies and materially harm our business.
We purchase raw materials and components from a wide range of suppliers. For certain raw materials or components, however, we are dependent on sole source suppliers. We generally obtain these raw materials and components through individual purchase orders executed on an as needed basis, rather than pursuant to long-term supply agreements. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition, and/or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity, or transportation disruptions, or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide, and the volume of the production. We may not be able to make arrangements for transition supply and qualifying replacement suppliers in both a cost-effective and timely manner. Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.
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
Our efforts to protect against and to minimize these risks may not always be effective. We may occasionally seek to engage new suppliers with which we have little or no experience. The use of new suppliers can pose technical, quality, and other risks.
Increasing costs for, or limitations on the supply of or access to, manufactured components and raw materials may adversely affect our business and results of operations.
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, nickel, and certain rare earth metals, which may experience significant volatility in their prices and availability. We have entered into hedge arrangements in an attempt to minimize commodity pricing volatility and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles. Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions, and war, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, and prevailing price levels. For example, our Magnetic Speed and Position business, as well as the newly acquired Wabash Technologies, utilize magnets containing certain rare earth metals in their products. A large majority of the world's production of rare earth metals is in China. If China limits the export of such materials, there could be a world-wide shortage, leading to a lack of supply and higher prices for magnets made using these materials. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price or a decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations.
We depend on third parties for certain transportation, warehousing, and logistics services.
We rely primarily on third parties for transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, requiring sophisticated warehousing, logistics, and other resources. If any of the countries from which we transport products were to suffer delays in exporting manufactured goods, or if any of our third-party transportation providers were to fail to deliver the goods we manufacture in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of our raw materials could not be delivered to us in a timely manner, we may be unable to manufacture our products in response to customer demand.
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
In addition, a majority of our products are manufactured at facilities located outside the United States. Serving a global customer base requires that we place more production in emerging markets, such as China, Mexico, Bulgaria, and Malaysia, to capitalize on market opportunities and maintain our low-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity, or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our facilities located in the United States. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.
We may not realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders or for which we are currently engaged in development.
Our ability to generate revenue from products subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce, as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. In some cases we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products that the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the originally contracted amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) may be costly with no assurance of maintaining effective internal controls over financial reporting.
We experience significant operating expenses in connection with maintaining our internal control environment and Section 404 compliance activities. In addition, if we are unable to efficiently maintain effective internal controls over financial reporting, our operations may suffer, and we may be unable to obtain an attestation on internal controls from our independent registered public accounting firm when required under the Sarbanes-Oxley Act of 2002.
Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury.
We must comply with the United States Export Administration Regulations, International Traffic in Arms Regulation ("ITAR"), and the sanctions, regulations, and embargoes administered by the Office of Foreign Assets Control (“OFAC”). Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. For example, changes in the OFAC administrated embargo on trade with Iran have eliminated exceptions that may have previously permitted direct or indirect sales to that country. This area remains fluid in terms of regulatory developments. Should we need an export license, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue. Violations of these various laws and regulations could expose us to fines or other restrictions on our ability to export products.
We may be adversely affected by environmental, safety, and governmental regulations or concerns.
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been, and will continue to be, in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently, and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations, and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act will require us to report on "conflict minerals" used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made, and may be required in the future to make, capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material.
Changes in existing environmental and/or safety laws, regulations, and programs could reduce demand for environmental and safety-related products, which could cause our revenue to decline.
A significant amount of our business is generated either directly or indirectly as a result of existing U.S. federal and state laws, regulations, and programs related to environmental protection, fuel economy, energy efficiency, and safety regulation. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for environmental and safety products, which may have a material adverse effect on our revenue.
Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us.
We are a Dutch public limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. Our transfer pricing methodology is based on economic studies. The price charged for products, services, and financing among our companies, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest, and/or penalties.
Tax laws are subject to change in the various countries in which we operate. Such future changes could be unfavorable and result in an increased tax burden to us.
We have significant unfunded benefit obligations with respect to our defined benefit and other post-retirement benefit plans.
We provide various retirement plans for employees, including defined benefit, defined contribution, and retiree healthcare benefit plans. As of December 31, 2013, we had recognized a net accrued benefit liability of approximately $16.0 million, representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.
We have previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of our plans and affect the level and timing of required contributions in 2014 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce our profitability. We fund certain of our benefit obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. As a result, we are subject to increased cash outlays and costs due to, among other factors, rising healthcare costs. Increases in the expected cost of health care beyond current assumptions could increase actuarially determined liabilities and related expenses along with future cash outlays. Our assumptions used to calculate pension and healthcare obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While our management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our pension and healthcare obligations and the amount and timing of future expenses related to these plans.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments, which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets totaled approximately $2.3 billion as of December 31, 2013, or 65% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, was approximately $1.8 billion as of December 31, 2013, or 50% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. No impairment charges were required during the past three fiscal years. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments.
Our business may not generate sufficient cash flows from operations, or future borrowings under the Senior Secured Credit Facilities or from other sources may not be available to us in an amount sufficient to enable us to service and repay our indebtedness when it becomes due, including the Term Loan Facility, the 6.5% Senior Notes, and the 4.875% Senior Notes, or to fund our other liquidity needs, including capital expenditure requirements.
We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. If we complete additional acquisitions, our debt service requirements could also increase. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity investments, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
Our failure to comply with the covenants contained in our credit arrangements, including non-compliance attributable to events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.
The Revolving Credit Facility requires us to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, Sensata Technologies B.V. and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings. As of December 31, 2013, we were not subject to the financial covenant. Additionally, the Revolving Credit Facility and the indentures governing the 6.5% Senior Notes and 4.875% Senior Notes require us to comply with various operational and other covenants.
If we experienced an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to become due and payable immediately, which, in turn, would result in cross defaults under our other debt instruments. Our assets and cash flows may not be sufficient to fully repay borrowings if accelerated upon an event of default.
If, when required, we are unable to repay, refinance, or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under the Senior Secured Credit Facilities could: elect to terminate their commitments thereunder; cease making further loans; declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; institute foreclosure proceedings against those assets that secure the borrowings under the Senior Secured Credit Facilities; and prevent us from making payments on the 6.5% Senior Notes and 4.875% Senior Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.
In the future, we may not secure financing necessary to operate and grow our business or to exploit opportunities.
Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets in which we participate. We may need to raise additional funds to support expansion, develop new or enhanced products, respond to competitive pressures, acquire complementary businesses or technologies, or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of debt would result in increased expenses and could include covenants that would further restrict our operations. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.
We have reported significant net losses in prior years and may not sustain recently achieved profitability in the foreseeable future.
We incurred a significant amount of indebtedness in connection with prior acquisitions, and, as a result, our interest expense has been substantial. Due, in part, to this significant interest expense and the amortization of intangible assets related to these acquisitions, we reported a net loss in 2009. For the years ended December 31, 2010, 2011, 2012, and 2013, we reported net income of $130.1 million, $6.5 million, $177.5 million, and $188.1 million, respectively. Due to the significant interest expense associated with the remaining indebtedness, the continued amortization of intangible assets, and the risk of revenue volatility arising from changes in global economic conditions, industry-specific pricing pressures, and the cyclical nature of the industries in which our customers operate, each as described elsewhere in these Risk Factors, we cannot assure you that we will sustain recently achieved profitability in the foreseeable future.
We are a Netherlands public limited liability company, and it may be difficult for shareholders to obtain or enforce judgments against us in the United States.
We are incorporated under the laws of the Netherlands, and a substantial portion of our assets are located outside of the United States. As a result, although we have appointed an agent for service of process in the U.S., it may be difficult or impossible for United States investors to effect service of process within the United States upon us or to realize in the United States on any judgment against us, including for civil liabilities under the United States securities laws. Therefore, any judgment obtained in any United States federal or state court against us may have to be enforced in the courts of the Netherlands, or such other foreign jurisdiction, as applicable. Because there is no treaty or other applicable convention between the United States and the Netherlands with respect to the recognition and enforcement of legal judgments regarding civil or commercial matters, a judgment rendered by any United States federal or state court will not be enforced by the courts of the Netherlands unless the underlying claim is relitigated before a Dutch court. Under current practice, however, a Dutch court will generally grant the same judgment without a review of the merits of the underlying claim (i) if that judgment resulted from legal proceedings compatible with Dutch notions of due process, (ii) if that judgment does not contravene public policy of the Netherlands, and (iii) if the jurisdiction of the United States federal or state court has been based on internationally accepted principles of private international law.
To date, we are aware of only limited published case law in which Dutch courts have considered whether such a judgment rendered by a United States federal or state court would be enforceable in the Netherlands. In all of these cases, Dutch lower courts applied the aforementioned criteria with respect to the U.S. judgment. If all three criteria were satisfied, the Dutch courts granted the same judgment without a review of the merits of the underlying claim.
Investors should not assume, however, that the courts of the Netherlands, or such other foreign jurisdiction, would enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the United States securities laws, or that such courts would enforce, in original actions, liabilities against us predicated solely upon such laws.
Shareholders’ rights and responsibilities are governed by Dutch law and differ in some respects from the rights and responsibilities of shareholders under U.S. law, and shareholder rights under Dutch law may not be as clearly established as shareholder rights are established under the laws of some U.S. jurisdictions.
Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of our shareholders and the responsibilities of members of our Board of Directors under Dutch law may not be as clearly established as under the laws of some U.S. jurisdictions. In the performance of its duties, our Board of Directors is required by Dutch law to consider the interests of our company and our business, including our shareholders, our employees, and other stakeholders, in all cases with reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, the interests of our shareholders. It is anticipated that all of our shareholder meetings will take place in the Netherlands.
In addition, the rights of holders of ordinary shares, and many of the rights of shareholders as they relate to, for example, the exercise of shareholder rights, are governed by Dutch law and our articles of association and differ from the rights of shareholders under U.S. law. For example, Dutch law does not grant appraisal rights to a company’s shareholders who wish to challenge the consideration to be paid upon a merger or consolidation of the company.
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
Our principal shareholder continues to have influence over all matters submitted to a shareholder vote, which could limit the ability of our other shareholders to influence the outcome of key transactions, including a change of control.
As of December 31, 2013, our principal shareholder, Sensata Investment Company S.C.A. ("SCA"), owns approximately 18% of our outstanding ordinary shares. SCA is controlled by Sensata Management Company S.C.A. (“Sensata Management Co.”), which is controlled by investment funds advised or managed by the principals of Bain Capital, and, pursuant to agreements among all of SCA’s existing shareholders, Bain Capital has the right to appoint all of the directors of SCA. As a result, Bain Capital, through Sensata Management Co. and SCA, continues to have influence over matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. It may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of us, and might ultimately affect the market price of our ordinary shares.
There may not be an active, liquid trading market for our ordinary shares, and our shareholders may not be able to resell their shares at or above the price at which they purchase them.
The initial public offering of our ordinary shares was completed in March 2010 at a price of $18.00 per share, and secondary public offerings were completed in November 2010, February 2011, December 2012, February 2013, May 2013, and December 2013 at prices of $24.10, $33.15, $29.95, $33.20, $35.95, and $38.25 per share, respectively. There has been a public market for our ordinary shares for only a relatively short period of time. An active, liquid, and orderly market for our ordinary shares may not be sustained, which could depress the trading price of our ordinary shares. An inactive market may also impair a shareholder’s ability to sell any of our ordinary shares. In addition, the market price of our ordinary shares may fluctuate significantly and may be adversely affected by broad market and industry factors, regardless of our actual operating performance.
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
Certain natural disasters, such as coastal flooding, earthquakes, or volcanic eruptions, may negatively impact our business.
Natural disasters, such as the earthquake and tsunami in Japan and flooding in Thailand during 2011, could negatively impact our business by either damaging or destroying our production facilities, the production facilities of our suppliers or customers or the production facilities of our customers' other suppliers, as well as logistics facilities and systems needed to transport our products. If coastal flooding, an earthquake, a volcanic eruption, or other natural disaster were to directly damage, destroy, or disrupt our manufacturing facilities, it could materially disrupt our operations, delay new production and shipments of existing inventory, or result in costly repairs, replacements, or other costs, all of which would adversely impact our business. Even if our manufacturing facilities are not directly damaged, a natural disaster may result in disruptions in distribution or supply channels. The impact of such occurrences depends on the specific geographic circumstances but could be significant, as some of our factories are located in islands with known earthquake fault zones, or flood or hurricane risk zones, including facilities in China and the Dominican Republic. We cannot accurately predict the impact on our business or results of operations of natural disasters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2013, we occupied 10 principal manufacturing facilities and business centers totaling approximately 2,570,000 square feet, with the majority devoted to research, development, and engineering, manufacturing, and assembly. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. Of our principal facilities, approximately 1,294,000 square feet are owned and approximately 1,276,000 square feet are occupied under leases. A significant portion of our owned properties and equipment is subject to a lien under our Senior Secured Credit Facilities. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our Senior Secured Credit Facilities. We consider our manufacturing facilities sufficient to meet our current operational requirements. The table below lists the location of our principal executive and operating facilities:

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	454,000
Almelo, Netherlands(1)	Sensors and Controls	Owned	188,000
Oyama, Japan(1)	Sensors and Controls	Owned	75,000
Baoying, China	Controls	Owned	440,000
Baoying, China	Sensors and Controls	Leased	385,000
Changzhou, China	Sensors and Controls	Leased	305,000
Subang Jaya, Malaysia	Sensors	Leased	108,000
Haina, Dominican Republic	Sensors and Controls	Leased	45,000
Botevgard, Bulgaria	Sensors	Owned	137,000

(1) These facilities are designated as held for sale. Refer to Note 3, "Property, Plant and Equipment," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Leases covering our currently occupied principal leased facilities expire at varying dates within the next 14 years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or replacing the leased facilities with equivalent facilities. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required; however, if we are unable to acquire, integrate, and move into production the facilities, equipment, and personnel necessary to meet such increase in demand, our customer relationships, results of operations, and/or financial performance may suffer materially.

ITEM 3.	LEGAL PROCEEDINGS
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us will not have a material effect on our financial condition or results of operations. Information on certain legal proceedings in which we are involved is included in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The Internal Revenue Code requires that companies disclose in their Annual Report on Form 10-K whether they have been required to pay penalties to the Internal Revenue Service (“IRS”) for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our ordinary shares trade on the New York Stock Exchange (“NYSE”) under the symbol “ST.” The following table sets forth the high and low intraday sales prices per share of our ordinary shares, as reported by the NYSE, for the periods indicated:

	Price Range
	High	Low
2012
Quarter ended March 31, 2012	$34.97	$26.04
Quarter ended June 30, 2012	$34.27	$26.57
Quarter ended September 30, 2012	$32.19	$26.03
Quarter ended December 31, 2012	$32.48	$26.83
2013
Quarter ended March 31, 2013	$35.55	$31.06
Quarter ended June 30, 2013	$37.06	$30.80
Quarter ended September 30, 2013	$38.97	$34.44
Quarter ended December 31, 2013	$41.09	$36.75
Performance Graph
The following graph compares the cumulative return of our ordinary shares since we began trading on the NYSE on March 11, 2010, to the total returns since that date on the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index.
The graph assumes that the value of the investment in our ordinary shares and each index was $100 on March 11, 2010.

Cumulative Value of $100 Investment from March 11, 2010
	3/11/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Sensata	$100.00	$162.76	$142.05	$175.57	$209.57
S&P 500	$100.00	$111.06	$113.41	$131.56	$174.17
S&P 500 Industrial	$100.00	$116.89	$116.20	$134.04	$188.56
The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on

Form 10-K, except to the extent that we specifically incorporate such information by reference. The share price performance shown on the graph represents past performance and should not be considered an indication of future price performance.
Stockholders
As of January 15, 2014, there were 14 holders of record of our ordinary shares. These holders of record consist of Cede & Co., as nominee shareholder for the Depository Trust Company, Sensata Investment Company, S.C.A., and certain other affiliates. All of our ordinary shares traded on the New York Stock Exchange are held by Cede & Co. as nominee shareholder for the Depository Trust Company.
Dividends
We have never declared or paid any dividends on our ordinary shares, and we currently do not plan to declare any such dividends in the foreseeable future. Because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our dividend restrictions.
In addition, under Dutch law, STBV, Sensata Technologies Intermediate Holding B.V., and certain of our other subsidiaries that are Dutch private limited liability companies may only pay dividends or make other distributions to the extent that the shareholders' equity of such company exceeds the reserves required to be maintained by law or under its articles of association.
Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with International Financial Reporting Standards. We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. Subject to these limitations, the payment of cash dividends in the future, if any, will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition, and any other factors deemed relevant by our shareholders and Board of Directors.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)(2)
October 1 through October 31, 2013	—	$—	—	$250.0
November 1 through November 30, 2013	29,961	$36.99	29,961	$248.9
December 1 through December 31, 2013	4,649,799	$38.25	4,649,799	$71.1
Total	4,679,760	$38.24	4,679,760	$71.1
 __________________
(1) Includes only shares settled as of December 31, 2013. As of December 31, 2013, a total of 75,000 shares that have been repurchased were excluded from this schedule as they had not been settled.
(2) Concurrent with the closing of the December 2013 secondary offering, we repurchased 4,500,000 shares from Sensata Investment Company, S.C.A. This share repurchase was effected in a private, non-underwritten transaction at a price of $38.25 per share. All remaining shares were purchased in open-market transactions under 10b5-1 plans. All share repurchases during the quarter ended December 31, 2013 were completed pursuant to our amended share repurchase program, authorized by our Board of Directors on October 28, 2013 to repurchase $250.0 million of our ordinary shares. See Note 12, "Shareholders' Equity," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our share buyback program and the related amendment.

ITEM 6.	SELECTED FINANCIAL DATA
We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2013, 2012, and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010, and 2009, from audited consolidated financial statements not included in this Annual Report on Form 10-K.
You should read the following information in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Sensata Technologies Holding N.V. (consolidated)
	For the year ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Net revenue	$1,980,732	$1,913,910	$1,826,945	$1,540,079	$1,134,944
Operating costs and expenses:
Cost of revenue	1,256,249	1,257,547	1,166,842	948,070	742,080
Research and development	57,950	52,072	44,597	24,664	16,796
Selling, general and administrative(a)	163,145	141,894	164,790	194,106	126,545
Amortization of intangible assets	134,387	144,777	141,575	144,514	153,081
Impairment of goodwill and intangible assets	—	—	—	—	19,867
Restructuring and special charges	5,520	40,152	15,012	(138)	18,086
Total operating costs and expenses	1,617,251	1,636,442	1,532,816	1,311,216	1,076,455
Profit from operations	363,481	277,468	294,129	228,863	58,489
Interest expense	(95,101)	(100,037)	(99,557)	(105,416)	(149,766)
Interest income	1,186	815	813	1,020	573
Other, net(b)	(35,629)	(5,581)	(120,050)	45,388	107,695
Income from continuing operations before income taxes	233,937	172,665	75,335	169,855	16,991
Provision for/(benefit from) income taxes (d)	45,812	(4,816)	68,861	39,805	44,277
Income/(loss) from continuing operations	188,125	177,481	6,474	130,050	(27,286)
Loss from discontinued operations	—	—	—	—	(395)
Net income/(loss)	$188,125	$177,481	$6,474	$130,050	$(27,681)
Net income/(loss) per share—basic:
Continuing operations	$1.07	$1.00	$0.04	$0.78	$(0.19)
Discontinued operations	—	—	—	—	(0.00)
Net income/(loss) per share—basic	$1.07	$1.00	$0.04	$0.78	$(0.19)
Net income/(loss) per share—diluted:
Continuing operations	$1.05	$0.98	$0.04	$0.75	$(0.19)
Discontinued operations	—	—	—	—	(0.00)
Net income/(loss) per share—diluted	$1.05	$0.98	$0.04	$0.75	$(0.19)
Weighted–average ordinary shares outstanding—basic	176,091	177,473	175,307	166,278	144,057
Weighted-average ordinary shares outstanding—diluted	179,024	181,623	181,212	172,946	144,057
Other Financial Data:
Net cash provided by/(used in):
Operating activities	$395,838	$397,313	$305,867	$300,046	$187,577
Investing activities	(87,650)	(62,501)	(554,458)	(52,548)	(15,077)
Financing activities	(403,831)	(13,400)	(152,944)	97,696	(101,748)
Capital expenditures	82,784	54,786	89,807	52,912	14,959

	2013	2012	2011	2010	2009
Balance Sheet Data (as of December 31):
Cash and cash equivalents	$317,896	$413,539	$92,127	$493,662	$148,468
Working capital(c)	537,139	616,317	313,914	609,887	245,445
Total assets	3,498,824	3,648,391	3,456,651	3,387,438	3,166,870
Total debt, including capital lease and other financing obligations	1,723,966	1,824,655	1,835,710	1,889,693	2,300,826
Total shareholders’ equity	1,141,588	1,222,294	1,044,951	1,007,781	387,158
 __________________

(a)
For the year ended December 31, 2010, selling, general and administrative expense includes $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with certain option awards under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, and the related modification thereof, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors, at their option.

(b)
Other, net for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 includes (losses)/gains recognized on repurchases or refinancings of debt of $(9.0) million, $(2.2) million, $(44.0) million, $(23.5) million, and $120.1 million, respectively; currency remeasurement gains/(losses) associated with debt of $0.5 million, $(0.4) million, $(60.1) million, $72.8 million, and $(13.6) million, respectively; and (losses)/gains on commodity contracts of $(23.2) million, $(0.4) million, $(1.1) million, $9.1 million, and $2.6 million, respectively.

(c)	We define working capital as current assets less current liabilities. Working capital amounts for prior years have not been recast to include assets designated as held for sale in any year.

(d)
For the year ended December 31, 2012, the benefit from income tax includes a net benefit of approximately $66.0 million related to the release of the Netherlands' deferred tax asset valuation allowance. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity, and capital resources. You should read the following discussion in conjunction with Item 1, "Business," Item 6, “Selected Financial Data,” and our audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Sensata, a global industrial technology company, is a leader in the development, manufacture, and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete, and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality, and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy efficient, and environmentally friendly. In addition, our long-standing position in emerging markets, including our greater than 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia, Bulgaria, and the Dominican Republic.
History
We have a history of innovation dating back to our origins. We operated as a part of Texas Instruments from 1959 until April 27, 2006, when Sensata Technologies B.V. ("STBV"), an indirect wholly-owned subsidiary of Sensata Technologies Holding N.V., completed the acquisition of the Sensors and Controls business from TI (the "2006 Acquisition"). Since then, we have expanded our operations in part through acquisitions, including the Magnetic Speed and Position ("MSP") business in January 2011, the High Temperature Sensors ("HTS") business in August 2011, and Wabash Technologies in January 2014.
Prior to our initial public offering ("IPO") in March 2010, we were a direct, 99% owned subsidiary of Sensata Investment Company S.C.A. (“SCA”), a Luxembourg company, which is owned by investment funds or vehicles advised or managed by Bain Capital Partners, LLC (“Bain Capital”), its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management. As of December 31, 2013, SCA owned 18% of our outstanding ordinary shares.
We conduct our operations through subsidiary companies that operate business and product development centers in the United States ("U.S."), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. We organize operations into the sensors and controls businesses.
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

The following table presents net revenue by segment and segment operating income for the identified periods:

	For the year ended December 31,
	2013	2012	2011
(Amounts in millions)
Net revenue
Sensors	$1,420.2	$1,375.2	$1,292.8
Controls	560.5	538.7	534.1
Total	$1,980.7	$1,913.9	$1,826.9
Segment operating income
Sensors	$425.6	$384.7	$389.9
Controls	171.8	167.5	175.8
Total	$597.4	$552.2	$565.7
The following table presents net revenue by segment as a percentage of total net revenue and segment operating income as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2013	2012	2011
Net revenue
Sensors	71.7%	71.9%	70.8%
Controls	28.3	28.1	29.2
Total	100.0%	100.0%	100.0%
Segment operating income
Sensors	30.0%	28.0%	30.2%
Controls	30.6%	31.1%	32.9%
For a reconciliation of total segment operating income to profit from operations, refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Factors Affecting Our Operating Results
The following discussion sets forth certain components of our consolidated statements of operations, as well as factors that impact those components.
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
Our overall net revenue is generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our core end-markets, either worldwide or in particular geographies in which we operate;

•	the number of sensors and/or controls used within existing applications, or the development of new applications requiring sensors and/or controls;

•	the “mix” of products sold, including the proportion of new or upgraded products and their pricing relative to existing products;

•	changes in product sales prices (including quantity discounts, rebates, and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications; and

•	fluctuations in exchange rates.
While the factors described above impact net revenue in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about revenue risks relating to our business, refer to Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
Cost of revenue
We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•
Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains metals, such as copper, nickel, and aluminum, and precious metals, such as gold, silver, platinum, and palladium, and the costs of these materials may vary with underlying metals pricing. We enter into forward contracts to economically hedge a portion of our exposure to the potential change in prices associated with certain of our commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities. Gains and losses recognized on these non-designated derivatives are included in Other, net.

•
Employee Costs. Employee costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as sales and production volumes increase and may decline as a percentage of net revenue as a result of economies of scale associated with higher production volumes. We rely significantly on contract workers for direct labor in certain geographies.

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

•
the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management, and the coordination of purchasing within each subsidiary and at the business level;

•	production volumes—production costs are capitalized in inventory based on normal production volumes. As revenue increases, the fixed portion of these costs does not;

•	transfer of production to our lower cost production facilities;

•
product lifecycles, as we typically incur higher cost of revenue associated with manufacturing over-capacity during the initial stages of product launches and during phase-out of discontinued products;

•	the increase in the carrying value of inventory that is adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of property, plant and equipment (“PP&E”) to fair value associated with acquisitions; and

•	fluctuations in exchange rates.
Research and development
Research and development (“R&D”) expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third-party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

•	engineering core technology platforms to specific applications; and

•	improving functionality of existing products.
Costs related to modifications of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in R&D expense.
Selling, general and administrative
Selling, general and administrative ("SG&A") expense consists of all expenditures incurred in connection with the sale and marketing of our products, as well as administrative overhead costs, including:

•
salary and benefit costs for sales personnel and administrative staff, including share-based compensation expense. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales headcount to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume;

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics, information systems, and legal and accounting services;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	transaction costs associated with acquisitions.
Changes in SG&A expense as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts;

•	volume and timing of acquisitions; and

•	fluctuations in exchange rates.

Amortization of intangible assets
Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets or on a straight-line basis, if a pattern of economic benefits cannot be determined. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Capitalized software is amortized on a straight-line basis over its estimated useful life.
Impairment of goodwill and intangible assets
Goodwill and intangible assets are reviewed for impairment on an annual basis, unless events or circumstances occur that trigger the need for an earlier impairment review. No impairment charges were required during 2013, 2012, or 2011.
Our revenue and earnings forecasts depend on many factors, including our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which could result in a future impairment of goodwill and/or intangible assets. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more discussion of the key assumptions that are used in the determination of the fair value of our reporting units.
Restructuring and special charges
Restructuring costs consist of severance, outplacement, other separation benefits, certain pension settlement and curtailment losses, and facility exit and other costs. Special charges for 2012 include costs associated with the retirement of our former Chief Executive Officer and costs incurred as a result of the fire at our South Korea facility. Special charges for 2013 primarily include insurance proceeds recognized related to the fire at our South Korea facility. Refer to Note 17, “Restructuring Costs and Special Charges,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more discussion of our restructuring plans and special charges.
Depreciation expense
PP&E are stated at cost and depreciated on a straight-line basis over their estimated useful lives.
Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.
Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. These assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the period of the related lease.
Interest expense
Interest expense consists primarily of interest expense on institutional borrowings, interest rate derivative instruments, and capital lease and other financing obligations. Interest expense also includes the amortization of deferred financing costs.
Other, net
Other, net includes gains and losses recognized on currency remeasurement, gains and losses recognized on our non-designated derivatives used to hedge commodity prices and certain foreign currency exposures, gains and losses on the repurchases or refinancing of debt, and various other items.
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these derivatives are not designated as accounting hedges. Changes in fair value of these forward contracts are recognized within Other, net, and are driven by changes in the forward prices for the commodities that we hedge.
We continue to derive a significant portion of our revenue in markets outside of the U.S., primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate, with gains or losses recognized within Other, net.
Provision for income taxes
We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of purchase accounting for past and future acquisitions, changes to debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and Sensata as a whole.
Effects of Acquisitions and Other Significant Transactions
Shareholders’ Equity
Subsequent to our IPO in March 2010, we have executed a number of secondary public offerings, including in November 2010, February 2011, December 2012, February 2013, May 2013, and December 2013. We did not receive any proceeds from these secondary offerings, with the exception of proceeds received from the exercise of stock options. There were no exercises of stock options in the February 2013, May 2013, and December 2013 secondary public offerings. See Note 12, "Shareholders' Equity," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details of our IPO and secondary offerings. As of December 31, 2013, SCA owned 18% of our outstanding ordinary shares.
On May 22, 2012, at our 2012 Annual General Meeting of Shareholders, our shareholders authorized our Board of Directors, for a period of 18 months from the date of that meeting, to repurchase up to 10% of the issued capital of Sensata Technologies Holding N.V. in the open market, through privately negotiated transactions or in one or more tender offers, at prices per share not less than the nominal value of an ordinary share and not higher than 110% of the market price at the time of such transaction. On May 22, 2013, at our 2013 Annual General Meeting of Shareholders, our shareholders extended that authority to 18 months from the date of that meeting.
In the fourth quarter of 2012, we announced that our Board of Directors had approved a $250.0 million share repurchase program. Through October 2013, we had repurchased a total of 4.4 million ordinary shares under the program for an aggregate purchase price of $141.5 million. On October 28, 2013, the Board of Directors amended the terms of the share buyback program, and reset the amount available for share repurchase to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any repurchase of shares will be funded by cash from operations. The amended share repurchase program may be modified or terminated by our Board of Directors at any time. As of December 31, 2013, we had repurchased 4.7 million ordinary shares under the amended program, of which 4.5 million ordinary shares were repurchased from SCA, concurrent with the closing of the December 2013 secondary offering, in a private, non-underwritten transaction, at $38.25 per ordinary share. At December 31, 2013, $71.1 million remained available for share repurchase under the amended program.
Our authorized share capital consists of 400,000 thousand ordinary shares with a nominal value of €0.01 per share, of which 178,437 thousand ordinary shares were issued and 171,975 thousand were outstanding as of December 31, 2013. Issued and outstanding shares exclude 629 thousand unvested restricted securities. We also have authorized 400,000 thousand preference shares with a nominal value of €0.01 per share, none of which are issued or outstanding. At December 31, 2013, there were 6,613 thousand ordinary shares available for grant under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan. In addition, we had 5,142 thousand ordinary shares available for issuance upon exercise of outstanding options and 479 thousand ordinary shares available for issuance under the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan.
Purchase Accounting
We account for acquisitions using the purchase method of accounting. As a result, the purchase prices for each of our past transactions have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. In accordance with this method of accounting, the excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to the acquisitions relating to our acquired intangible assets and PP&E. In addition to the increase in the carrying value of PP&E, we extended the remaining depreciable lives of certain PP&E to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the acquired inventory to fair value, increasing the costs recognized upon its sale.
Recent acquisitions for which purchase accounting has been completed include the acquisition of the MSP business in January 2011 for total consideration of $152.5 million and the acquisition of the HTS business in August 2011 for total consideration of $324.0 million.
Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding amounts recognized in purchase accounting transactions.
Leverage
We are a highly leveraged company, and interest expense is a significant portion of our results of operations. In April 2013, we completed the issuance and sale of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the proceeds from the issuance and sale of these notes, together with cash on hand, to, among other things, repay $700.0 million of our existing term loan facility (the "Term Loan Facility"). These transactions resulted in lower interest expense and payments in 2013 than prior years, primarily due to the use of cash to reduce our overall debt. In December 2013, we amended the Term Loan Facility to expand it by $100.0 million and reduce both the interest rate spread and interest rate floor by 0.25%. The December 2013 amendment of the Term Loan facility also reduced the annual principal amortization of the Term Loan Facility to 1% of the balance at repricing (compared to 1% of the original balance), which will result in lower cash used for annual servicing of our debt in future periods. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our debt transactions.
While the transactions discussed above reduced the portion of our debt subject to variable interest rates, the remaining balance of the Term Loan Facility continues to have a variable interest rate. We have historically utilized a combination of interest rate collars and/or interest rate caps to hedge the effect of variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” and Note 16, "Derivative Instruments and Hedging Activities," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our hedging activities.
Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities, since a substantial portion of our cash flows from operations will be dedicated to the servicing of our debt, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry, or the economy in general. Refer to Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
Pension and Other Post-Retirement Benefits
Effective January 31, 2012, we froze our U.S. pension plans. The freeze resulted in reduced net periodic pension cost recorded in 2012 and 2013 related to our U.S. pension plans and will also reduce net periodic pension cost in future periods. Specifically, the service cost component of net periodic pension expense was no longer applicable after January 31, 2012 since future benefit accruals after this date were eliminated. We will continue to make contributions to the plans to maintain the required funding levels. Also, our results of operations will continue to be impacted by these plans, primarily due to the recognition of other components of net periodic pension expense such as interest cost, amortization of actuarial gains or losses, and expected return on plan assets. We amortize actuarial gains or losses over the average remaining service lives of employees participating in the pension plan. As of December 31, 2013, we estimate this period for our U.S. pension plans to be approximately 7 years. For further discussion of our pension plans, refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations
Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. These estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and "Critical Accounting Policies and Estimates," included elsewhere in this Management's Discussion and Analysis.
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived the statements of operations for the years ended December 31, 2013, 2012, and 2011 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2013		2012		2011
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors	$1,420.2	71.7%	$1,375.2	71.9%	$1,292.8	70.8%
Controls	560.5	28.3	538.7	28.1	534.1	29.2
Net revenue	1,980.7	100.0%	1,913.9	100.0%	1,826.9	100.0%
Operating costs and expenses:
Cost of revenue	1,256.2	63.4	1,257.5	65.7	1,166.8	63.9
Research and development	58.0	2.9	52.1	2.7	44.6	2.4
Selling, general and administrative	163.1	8.2	141.9	7.4	164.8	9.0
Amortization of intangible assets	134.4	6.8	144.8	7.6	141.6	7.7
Restructuring and special charges	5.5	0.3	40.2	2.1	15.0	0.8
Total operating costs and expenses	1,617.3	81.6	1,636.4	85.5	1,532.8	83.9
Profit from operations	363.5	18.4	277.5	14.5	294.1	16.1
Interest expense	(95.1)	(4.8)	(100.0)	(5.2)	(99.6)	(5.4)
Interest income	1.2	0.1	0.8	0.0	0.8	0.0
Other, net	(35.6)	(1.8)	(5.6)	(0.3)	(120.1)	(6.6)
Income before taxes	233.9	11.8	172.7	9.0	75.3	4.1
Provision for/(benefit from) income taxes	45.8	2.3	(4.8)	(0.3)	68.9	3.8
Net income	$188.1	9.5%	$177.5	9.3%	$6.5	0.4%
Year Ended December 31, 2013 (“fiscal year 2013”) Compared to the Year Ended December 31, 2012 (“fiscal year 2012”)
Net revenue
Net revenue for fiscal year 2013 increased $66.8 million, or 3.5%, to $1,980.7 million from $1,913.9 million for fiscal year 2012. The increase in net revenue was composed of a 3.3% increase in sensors net revenue and a 4.0% increase in controls net revenue.
Sensors net revenue for fiscal year 2013 increased $45.0 million, or 3.3%, to $1,420.2 million from $1,375.2 million for fiscal year 2012. The increase in net revenue was primarily composed of 4.1% growth in organic revenue (sales excluding the impact of acquisitions and the effect of foreign currency exchange), partially offset by reductions of 0.8% due to other factors. Sensors organic revenue growth was driven primarily by growth in the HVOR and North American automotive end-markets, partially offset by larger than normal product obsolescence in the occupant weight sensing application. The growth in the HVOR end-market was due in large part to significant design wins resulting in new business opportunities that began shipping to customers in 2013. These new business opportunities were driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe and Tier 4 requirements in the U.S. The growth in the North American automotive end-market was due in large part to unit and content growth in the region. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors in vehicles. Organic revenue also includes the impact of a 2.0% reduction due to pricing, which is consistent with past trends and our expectations for continued pricing pressure in the foreseeable future.

Controls net revenue for fiscal year 2013 increased $21.8 million, or 4.0%, to $560.5 million from $538.7 million for fiscal year 2012. The increase in net revenue was primarily composed of a 3.3% increase due to the effect of an acquisition completed in the fourth quarter of 2012 and 1.3% due to growth in organic revenue, partially offset by a 0.6% decline due to unfavorable foreign exchange rates. We believe a good leading indicator for the controls business is manufacturing Purchasing Managers Index data, which has recently been trending upward in the U.S. and Europe, but has been neutral in China.
Cost of revenue
Cost of revenue for fiscal year 2013 was $1,256.2 million, or 63.4% of net revenue, compared to $1,257.5 million, or 65.7% of net revenue, for fiscal year 2012. Cost of revenue decreased as a percentage of net revenue primarily due to best cost sourcing, favorable trends in metal pricing, notably gold and silver, and the leverage effect of higher volumes on certain fixed manufacturing costs. In addition, during fiscal year 2013, we recognized $9.2 million of insurance proceeds in cost of revenue.
Research and development expense
R&D expense in fiscal year 2013 was $58.0 million, or 2.9% of net revenue, compared to $52.1 million, or 2.7% of net revenue, in fiscal year 2012. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers.
Selling, general and administrative expense
SG&A expense for fiscal year 2013 was $163.1 million, or 8.2% of net revenue, compared to $141.9 million, or 7.4% of net revenue, for fiscal year 2012. During fiscal year 2013, SG&A expense increased primarily due to increased compensation related to non-production employees.
Amortization of intangible assets
Amortization expense associated with intangible assets for fiscal year 2013 was $134.4 million, or 6.8% of net revenue, compared to $144.8 million, or 7.6% of net revenue, for fiscal year 2012. Amortization expense decreased primarily due to the completion of amortization, in the first quarter of 2013, of certain intangible assets initially recognized in the 2006 Acquisition. Refer to Note 5, "Goodwill and Other Intangible Assets," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding expected amortization expense for the next five years.
Restructuring and special charges
Restructuring and special charges decreased by $34.6 million to $5.5 million in fiscal year 2013, from $40.2 million in fiscal year 2012. Restructuring and special charges decreased from fiscal year 2012 as the actions attributable to the execution of the 2011 Plan and the MSP Plan were substantially completed in the fourth quarter of 2013. In addition, in fiscal year 2012, we recorded a net loss of $1.3 million in special charges associated with the fire at our South Korean facility and $11.7 million in special charges related to the retirement of our former Chief Executive Officer, including $5.3 million related to benefits payable in cash and $6.4 million related to charges associated with modifications to outstanding equity awards. The amounts included in Restructuring and special charges are discussed in detail in Note 17, "Restructuring Costs and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest expense
Interest expense was $95.1 million for fiscal year 2013, compared to $100.0 million for fiscal year 2012. Interest expense decreased primarily due to the net repayment of $200.0 million on our long-term debt in the second quarter of 2013. Also, in December 2012, we amended the terms of the Term Loan Facility, lowering the applicable interest rate spread by 0.25%. In December 2013, we further amended the terms of the Term Loan Facility, expanding it by $100.0 million and lowering both the interest rate spread and the interest rate floor by 0.25%.
Interest expense for fiscal year 2013 consisted primarily of $85.0 million on our outstanding debt, $4.3 million in amortization of deferred financing costs and original issue discounts, and $4.1 million associated with capital lease and other financing obligations.
Interest expense for fiscal year 2012 consisted primarily of $89.7 million on our outstanding debt, $5.1 million in amortization of deferred financing costs and original issue discounts, and $3.4 million associated with capital lease and other financing obligations.

Other, net
Other, net was $(35.6) million for fiscal year 2013, compared to $(5.6) million for fiscal year 2012. Other, net for fiscal year 2013 consisted primarily of losses on commodity forward contracts of $23.2 million (compared to losses of $0.4 million in fiscal year 2012) and $9.0 million of losses incurred related to our debt transactions in April 2013 and December 2013 (compared to $2.2 million in fiscal 2012 related to the December 2012 amendment to the Term Loan Facility). Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the gains and losses included within Other, net.
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these derivatives are not designated as accounting hedges. Changes in fair value of these forward contracts are recognized within Other, net, and are driven by changes in the forward prices for the commodities that we hedge. We cannot predict the future trends in commodity prices, and there can be no assurances that commodity losses experienced in fiscal year 2013 will not recur in 2014. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K for further discussion of the sensitivity of amounts recorded in Other, net related to changes in forward prices of commodities.
Provision for/(benefit from) income taxes
Provision for/(benefit from) income taxes for fiscal years 2013 and 2012 totaled $45.8 million and $(4.8) million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax provision relates primarily to amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences.
Our income tax expense for fiscal year 2013 was $36.1 million less than the amount computed at the U.S. statutory rate of 35%. The most significant reconciling items are noted below.
We operate in locations outside the U.S., including China, the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, resulting in an effective rate benefit. This benefit can change from year to year based upon the mix of earnings.
During fiscal year 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in the fourth quarter. Additionally, as a result of certain lapses of the applicable statute of limitations related to uncertain tax positions, we recognized $0.9 million of tax benefit. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. The net effect of these items on our provision for income taxes was a benefit of $13.7 million.
In certain jurisdictions we record withholding and other taxes on intercompany payments including dividends. For fiscal year 2013, this amount totaled $16.1 million.
In December 2013, Mexico enacted a comprehensive tax reform package, which is effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit of $4.7 million for fiscal year 2013.
Any remaining differences between our income tax expense and the amount computed at the U.S. statutory rate are primarily due to losses not tax benefited. Losses incurred in the U.S are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in foreseeable future.
Refer to Note 9, “Income Taxes,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the tax rate reconciliation.
Our income tax expense for fiscal year 2012 was $65.2 million less than the amount computed at the U.S. statutory rate of 35%. The most significant reconciling item relates to the release of valuation allowances during 2012. During the fourth quarter of 2012, based upon an analysis of our cumulative history of earnings in the Netherlands over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more likely than not that we would be able to realize our Netherlands' deferred tax assets. As a result, during the fourth quarter of 2012, we released the Netherlands' deferred tax asset valuation allowance, resulting in a net benefit in our deferred tax expense of approximately $66.0 million.

The valuation allowance as of December 31, 2013 was $379.0 million. It is more likely than not that the related net operating losses will not be utilized in the foreseeable future, and the additional benefit from release of the valuation allowance in 2012 will not recur in future years. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future Provision for/(benefit from) income taxes.
We do not believe that there are any known trends related to the reconciling items noted above that are reasonably likely to result in our liquidity increasing or decreasing in any material way.
Year Ended December 31, 2012 (“fiscal year 2012”) Compared to the Year Ended December 31, 2011 (“fiscal year 2011”)
Net revenue
Net revenue for fiscal year 2012 increased $87.0 million, or 4.8%, to $1,913.9 million from $1,826.9 million for fiscal year 2011. Net revenue increased 4.6% due to acquisitions, primarily HTS and MSP, and 1.8% due to organic revenue, partially offset by a 1.6% decline due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. Our organic revenue growth was primarily driven by our Sensors business and by content growth.
Sensors net revenue for fiscal year 2012 increased $82.4 million, or 6.4%, to $1,375.2 million from $1,292.8 million for fiscal year 2011. Sensors net revenue increased 6.1% due to the acquisitions of HTS and MSP and 2.4% due to organic revenue, partially offset by a 2.2% decline due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. Sensors organic revenue growth was driven primarily by content growth, primarily in the automotive sector.
Controls net revenue for fiscal year 2012 increased $4.6 million, or 0.9%, to $538.7 million from $534.1 million for fiscal year 2011. Controls net revenue increased 0.9% due to acquisitions and 0.3% due to organic revenue, partially offset by a 0.4% decline due to the effect of unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. The increase in Controls net revenue was also partially offset by the impact of a fire at our JinCheon, South Korea facility in the third quarter of 2012. Controls organic revenue growth was driven primarily by content growth.
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
Research and development expense
R&D expense increased $7.5 million, or 16.8%, to $52.1 million, or 2.7% of net revenue, in fiscal year 2012, from $44.6 million, or 2.4% of net revenue, in fiscal year 2011. The increase in R&D expense relates to continued investment to support new platform and technology developments with our customers as well as the R&D activities associated with the acquired businesses.
Selling, general and administrative expense
SG&A expense for fiscal year 2012 was $141.9 million, or 7.4% of net revenue, compared to $164.8 million, or 9.0% of net revenue, for fiscal year 2011. SG&A expense decreased primarily due to cost reduction initiatives announced during the fourth quarter of fiscal year 2011 and lower integration costs associated with HTS and MSP.
Amortization of intangible assets
Amortization expense associated with intangible assets for fiscal year 2012 was $144.8 million, or 7.6% of net revenue, compared to $141.6 million, or 7.7% of net revenue, for fiscal year 2011. The increase is primarily due to the amortization of intangibles recognized in connection with the HTS and MSP acquisitions.
Restructuring and special charges
Restructuring and special charges increased by $25.1 million to $40.2 million in fiscal year 2012, from $15.0 million in fiscal year 2011. The increase in restructuring and special charges is partly attributable to the continued execution of the restructuring plan we committed to in 2011 (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites. The restructuring and special charges in fiscal year 2012 includes charges related to the retirement of our former Chief Executive Officer. These charges include a charge of $5.3 million related to benefits payable in cash and a charge of $6.4 million related to the fair value of modifications to outstanding equity awards. The restructuring and special charges are discussed in detail in Note 17, "Restructuring Costs and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest expense
Interest expense was $100.0 million for fiscal year 2012, compared to $99.6 million for fiscal year 2011. Interest expense increased due to a higher average interest rate on our refinanced Term Loan Facility during fiscal year 2012 as compared to fiscal year 2011, partially offset by lower average outstanding indebtedness as compared to the prior year.
In December 2012, we amended the terms of the Term Loan Facility, lowering the applicable interest rate by 0.25%.
Interest expense for fiscal year 2012 consisted primarily of $89.7 million on our outstanding debt, $5.1 million in amortization of deferred financing costs and original issue discounts, $3.4 million associated with capital lease and other financing obligations, $1.4 million on line of credit and revolving credit facility fees, and $0.7 million associated with our outstanding derivative instruments.
Interest expense for fiscal year 2011 consisted primarily of $84.6 million on our outstanding debt, $6.9 million in amortization of deferred financing costs and original issue discounts, $3.5 million associated with capital lease and other financing obligations, $2.6 million associated with our outstanding derivative instruments, and $1.7 million on line of credit and revolving credit facility fees.
Other, net
Other, net was $(5.6) million for fiscal year 2012, compared to $(120.1) million for fiscal year 2011. Other, net for fiscal year 2012 consisted primarily of fees incurred to amend the Term Loan Facility of $2.2 million and $2.0 million of losses related to the remeasurement of net monetary assets denominated in foreign currencies.
Other, net for fiscal year 2011 consisted primarily of losses of $60.1 million resulting from the remeasurement of our foreign currency denominated debt that was refinanced with U.S. dollar denominated debt, $17.4 million in net losses related to the remeasurement of net monetary assets denominated in foreign currencies, and a $44.0 million loss on the repurchase of debt, partially offset by gains of $2.7 million on foreign currency forward contracts.
(Benefit from)/provision for income taxes
(Benefit from)/provision for income taxes for fiscal years 2012 and 2011 totaled $(4.8) million and $68.9 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax provision relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings, and other temporary book to tax differences.
The income tax expense for fiscal year 2012 was $65.2 million less than the amount computed at the U.S. statutory rate of 35%. The most significant reconciling items are noted below.
We released certain deferred tax asset valuation allowances during 2012. The most significant of these releases occurred in the fourth quarter of 2012, when, based upon an analysis of our cumulative history of earnings in the Netherlands over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more likely than not that we would be able to realize our Netherlands' deferred tax assets. As a result, in the fourth quarter of 2012, we released the Netherlands' deferred tax asset valuation allowance, resulting in a net benefit in our deferred tax expense of approximately $66.0 million.
We operate in locations outside the U.S., including China, the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, resulting in an effective rate benefit.
Other significant factors impacting our effective tax rate include the following: unrealized foreign exchange (gains) and losses, which is dependent on the economics surrounding foreign exchange rate fluctuations and our hedging policies; changes in tax law or rates, which are dependent on the current legislative environment regarding taxes; and losses not tax benefited, which is affected by the distribution of pre-tax income between our tax jurisdictions. Losses incurred in the U.S are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future. Refer to Note 9, “Income Taxes,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the tax rate reconciliation.
The income tax expense for fiscal year 2011 was $42.5 million more than the amount computed at the U.S. statutory rate of 35%. The primary difference between the U.S. statutory tax rate and the provision for income taxes for fiscal year 2011 is related to losses not tax benefited.
Other Important Performance Measures
Adjusted Net Income, which we believe is a useful performance measure, is used by our management, Board of Directors, and investors. Management uses Adjusted Net Income as a measure of operating performance, for planning purposes (including the preparation of our annual operating budget), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies, and in communications with our Board of Directors and investors concerning our financial performance. We believe investors and securities analysts also use Adjusted Net Income in their evaluation of our performance and the performance of other similar companies. Adjusted Net Income is a non-GAAP financial measure.
We define Adjusted Net Income as follows: net income before certain restructuring and special charges, costs associated with financing and other transactions, deferred loss/(gain) on other hedges and loss/(gain) on currency remeasurement on debt, net, depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets, amortization of inventory step-up to fair value, deferred income tax and other tax expense/(benefit), amortization of deferred financing costs, and other costs as outlined in the reconciliation below.
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
Many of these adjustments to net income relate to a series of strategic initiatives developed by our management aimed at better positioning us for future revenue growth and an improved cost structure. These initiatives have been modified from time to time to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives included, among other items, acquisitions, divestitures, restructurings of certain operations, and various financing transactions. We describe these adjustments in more detail below.
The use of Adjusted Net Income has limitations, and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.
The following unaudited table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted Net Income for the periods presented:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Net income	$188,125	$177,481	$6,474
Restructuring and special charges(a)(g)	8,309	51,901	11,694
Financing and other transaction costs(b)	12,183	2,916	44,014
Deferred loss/(gain) on other hedges and loss/(gain) on currency remeasurement on debt, net(c)	17,900	(8,925)	91,033
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory(d)(g)	136,245	150,946	144,649
Deferred income tax and other tax expense/(benefit) (e)	17,756	(22,868)	50,703
Amortization of deferred financing costs(f)	4,307	5,108	6,925
Total Adjustments(g)	196,700	179,078	349,018
Adjusted Net Income	$384,825	$356,559	$355,492

(a)
The following unaudited table provides a detail of the components of restructuring and special charges, the total of which is included as an adjustment to arrive at Adjusted Net Income for fiscal years 2013, 2012, and 2011 as shown in the above table:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Severance costs(i)	$(348)	$14,827	$9,191
Facility related costs(ii)	6,984	15,249	2,503
Special charges and other(iii)	1,673	21,825	—
Total restructuring and special charges	$8,309	$51,901	$11,694
__________________

i.	Represents severance costs (including pension settlement charges) related to the 2011 Plan, excluding the impact of foreign exchange.

ii.	Represents facility exit and other costs related to the 2011 Plan.

iii.
Represents costs associated with the retirement of our former Chief Executive Officer, and costs incurred, offset by insurance proceeds recognized, as a result of a fire in our South Korean facility, and other restructuring related charges.

(b)
Includes losses/(gains) related to debt refinancing transactions and costs incurred in connection with equity offerings. See Note 8, “Debt,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Fiscal years 2013 and 2012 include costs associated with our secondary offering transactions. Fiscal year 2013 also includes costs associated with acquisition activity.

(c)
Reflects losses/(gains) on hedging transactions and unrealized losses/(gains) associated with the remeasurement of our previously held Euro-denominated debt in 2011. We had no Euro-denominated debt outstanding in 2013 or 2012.

(d)	Reflects depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory related to acquisitions.

(e)
Represents deferred income tax and other tax expense/(benefit), including provisions for, and interest expense and penalties related to, uncertain tax positions. Fiscal year 2012 includes a $(66.0) million benefit associated with the release of the Netherlands' deferred tax asset valuation allowance.

(f)	Represents amortization expense of deferred financing costs and original issue discounts.

(g)
The theoretical current income tax expense associated with the reconciling items presented above is shown below for each period presented. The theoretical current income tax was calculated by multiplying the reconciling items, which relate to jurisdictions where such items would provide tax expense, by the applicable tax rates.

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Restructuring and special charges	$1,476	$5,452	$342
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory	$1,036	$1,081	$568
Liquidity and Capital Resources
We held cash and cash equivalents of $317.9 million and $413.5 million at December 31, 2013 and 2012, respectively, of which $131.3 million and $259.1 million, respectively, was held in the Netherlands, $83.3 million and $77.2 million, respectively, was held by U.S. subsidiaries, and $103.3 million and $77.2 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business.

Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2013, 2012, and 2011. We have derived these summarized statements of cash flows from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
(Amounts in millions)	2013	2012	2011
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$421.8	$373.6	$377.5
Changes in operating assets and liabilities	(25.9)	23.7	(71.6)
Operating activities	395.8	397.3	305.9
Investing activities	(87.7)	(62.5)	(554.5)
Financing activities	(403.8)	(13.4)	(152.9)
Net change	$(95.6)	$321.4	$(401.5)
Operating activities
Net cash provided by operating activities during 2013 was essentially flat compared to 2012. Net income adjusted for non-cash items increased primarily due to the effects of our increased net revenue. This increase was offset by decreases in cash flows related to changes in operating assets and liabilities. An increase in net revenue during the second half of 2013 compared to the second half of 2012 resulted in additional accounts receivable and inventory as of December 31, 2013 compared to December 31, 2012. This effect was partially offset by an increase in accounts payable, which was a result of both an increase of cost of revenue during the second half of 2013 compared to the second half of 2012 and timing of payments to suppliers. Other changes in operating assets and liabilities are due primarily to timing of payments to other third parties.
The increase in net cash provided by operating activities during 2012 as compared to 2011 was primarily due to the uses of operating cash. In 2011, we increased inventory to support the movement of our production lines. In 2012, we reduced inventory as a result of the continued integration of MSP and HTS and the reduction of safety stock as we moved production lines. Also, in 2011 we contributed $18.6 million to the U.S. pension plan. In 2012, we made no contribution to this plan.
The most significant components to the change in operating assets and liabilities for 2011 were increases in accounts receivable of $11.1 million and inventories of $19.9 million, and a decrease in other assets and liabilities of $21.1 million. The increase in accounts receivables was primarily due to higher sales in the fourth quarter of 2011 as compared to the fourth quarter of 2010. The increase in inventories was due to building safety stock to support the business as we moved certain of our production lines. The decrease in other assets and liabilities was primarily due to an increase in pension plan contributions.
As of December 31, 2013, we had commitments to purchase certain raw materials and components that contain various commodities, such as gold, silver, platinum, palladium, copper, nickel, and aluminum. In general, the price for these products varies with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two-, or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.
Investing activities
Net cash used in investing activities during 2013 consisted primarily of $82.8 million in capital expenditures and $15.1 million used for an acquisition completed by our sensors business, partially offset by $8.9 million of insurance proceeds.
Capital expenditures primarily relate to investments associated with increasing our manufacturing capacity and upgrading our existing Oracle ERP system. In 2014, we anticipate spending approximately $100 million to $120 million on capital expenditures, which we anticipate will be funded with cash flows from operations.
During 2013, we received $11.8 million of insurance proceeds associated with the fire at our South Korean facility in September 2012, of which $8.9 million are classified as cash flows from investing activities as they relate to the replacement of manufacturing equipment damaged as a result of the fire. The remaining proceeds were classified as cash flows from operating activities as they relate to the replacement of damaged inventory and other costs associated with the cleanup of the facility. We may be reimbursed for further amounts in 2014, a portion of which may be included within cash flows from investing activities.
On January 2, 2014, we acquired Wabash Technologies for $60.0 million in cash, subject to working capital and other adjustments. This will be reflected as cash used in investing activities in 2014.
Net cash used in investing activities during 2012 consisted of $54.8 million in capital expenditures and $13.3 million used for an acquisition completed by our controls business, partially offset by proceeds of $5.6 million from the sale of assets.
Net cash used in investing activities during 2011 consisted primarily of $319.9 million and $145.3 million related to the acquisitions of HTS and MSP, respectively, and $89.8 million in capital expenditures.
Financing activities
Net cash used in financing activities during 2013 consisted primarily of $305.1 million used to repurchase ordinary shares (which includes $172.1 million paid to SCA) and $200.0 million in net cash paid as a result of our debt transactions in April 2013, partially offset by $100.0 million of proceeds received as a result of the December 2013 amendment to the Term Loan Facility.
See "Indebtedness and Liquidity" for further discussion of the issuance and sale of the 4.875% Senior Notes, the partial repayment of the the Term Loan Facility, and the December 2013 amendment to the Term Loan Facility. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program approved by the Board of Directors in October 2012 and the subsequent amended program approved by the Board of Directors in October 2013, discussed further in "Capital Resources." As of December 31, 2013, there was $71.1 million remaining available for share repurchase under the amended program.
Net cash used in financing activities during fiscal year 2012 consisted primarily of payments to repurchase ordinary shares of $15.2 million and repayments of $13.3 million on our debt, partially offset by proceeds of $16.2 million from the exercise of stock options for 1.9 million ordinary shares.
Net cash used in financing activities during fiscal year 2011 consisted primarily of repayments of $1,933.0 million on our debt and payments of $34.5 million in debt issuance costs, partially offset by proceeds of $1,794.5 million for the issuance of debt and proceeds of $19.9 million for the exercise of stock options for 2.8 million ordinary shares.
Indebtedness and liquidity
Our liquidity requirements are significant due to the highly leveraged nature of our company. As of December 31, 2013, we had $1,726.3 million in gross outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.
The following table outlines our outstanding indebtedness as of December 31, 2013 and the associated interest expense for fiscal year 2013:

Description	Balance as of December 31, 2013	Interest expense for fiscal year 2013
(Amounts in thousands)
Term Loan Facility	$474,062	$22,300
6.5% Senior Notes	700,000	45,500
4.875% Senior Notes	500,000	17,198
Less: discount	(2,289)	—
Derivatives	—	1,063
Capital lease and other financing obligations	52,193	4,063
Amortization of financing costs and original issue discounts	—	4,307
Other	—	670
Total	$1,723,966	$95,101
There was $245.0 million of availability (net of $5.0 million of letters of credit) under our $250.0 million revolving credit facility (the "Revolving Credit Facility") as of December 31, 2013. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2013, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2014.
Extinguishments and Modifications of Debt
In April 2011, we announced the commencement of cash tender offers related to the 8% senior notes due 2014 (the "8% Notes") and the 9% senior subordinated notes due 2016 (the "9% Notes"). The cash tender offers settled during the second quarter of 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums, and $0.2 million of accrued interest to settle the tender offers and retire the debt in May 2011.
Following the conclusion of the cash tender offers, we redeemed the remaining 8% Notes and 9% Notes. The redemption settled during the second quarter of 2011. We paid $385.2 million in principal ($188.2 million for the 8% Notes and €139.0 million for the 9% Notes), $15.4 million in premiums, and $1.1 million of accrued interest to settle the redemption and retire the debt in June 2011. The redemption transaction was funded from the issuance of the new debt discussed below.
In May 2011, we completed the series of transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the execution of a credit agreement providing for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of the Term Loan Facility and the $250.0 million Revolving Credit Facility, of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, it provides for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities, and subject to certain conditions. In connection with these refinancing transactions, we recorded a loss in Other, net of $44.0 million, in the year ended December 31, 2011, including the write-off of debt issuance costs of $13.7 million.
We amended our Term Loan Facility on December 6, 2012 and again on December 11, 2013. The December 2012 amendment reduced the interest rate spread with respect to our Term Loan Facility by 0.25%, to 1.75% and 2.75% for Base Rate Loans and Eurodollar Rate Loans, respectively. No changes were made to the terms of our Revolving Credit Facility. Under the terms of the amendment, we were required to pay a fee of 1% of the aggregate principal amount of all term loans prepaid or converted in connection with any repricing transaction occurring from the closing date of the amendment until the first anniversary thereof. In connection with this amendment, we recorded a loss in Other, net of $2.2 million in the fourth quarter of 2012, including the write-off of debt issuance costs and original issue discount of $0.2 million.
The December 2013 amendment (1) expanded the Term Loan Facility by $100.0 million, (2) reduced the interest rate spread with respect to our Term Loan Facility by 0.25%, to 1.50% and 2.50% for Base Rate Loans and Eurodollar Rate Loans, respectively, (3) reduced the interest rate floor with respect to term loans that are Eurodollar Rate Loans from 1.00% to 0.75%, (4) extended the maturity date for the Term Loan Facility from May 12, 2018 to May 12, 2019, and (5) modified two negative covenants under the Senior Secured Credit Facilities, specifically (i) the amount of investments that may be made by Loan Parties (as defined in the credit agreement) in Restricted Subsidiaries that are not Loan Parties was increased from $100.0 million to $300.0 million, and (ii) Loan Parties and their Restricted Subsidiaries may make an additional $150.0 million of restricted payments so long as no default or event of default has occurred and is continuing or would result therefrom. No changes were made to the terms of the Revolving Credit Facility. Under the terms of the amendment, we are required to pay a fee of 1% of the aggregate principal amount of all term loans prepaid or converted in connection with any repricing transaction occurring within six months of the effective date of the amendment. In connection with this amendment, we recorded a $1.9 million loss to Other, net in the fourth quarter of 2013, which is composed primarily of transaction costs.
On April 17, 2013, we completed the issuance and sale of the 4.875% Senior Notes. We used the proceeds from the issuance and sale of these notes, together with cash on hand, to (1) repay $700.0 million of the Term Loan Facility, (2) pay all accrued interest on such indebtedness, and (3) pay all fees and expenses in connection with the sale of the 4.875% Senior Notes. In connection with this transaction, we recorded a $7.1 million loss within Other, net in the second quarter of 2013, which is composed of the write-off of unamortized deferred financing costs and original issue discount of $4.4 million and transaction costs of $2.7 million. We also capitalized $3.9 million of third party costs, primarily associated with issuances to holders of the 4.875% Senior Notes that were not also holders of the Term Loan Facility, as deferred financing costs.

Capital resources
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2013, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
The agreements governing our indebtedness contain restrictive covenants and place limitations on us and certain of our subsidiaries. One of the provisions of the Senior Secured Credit Facilities is an excess cash flow provision, under which, beginning with the year ended December 31, 2013, we may be required to use excess cash flow, as defined by the terms of the credit agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan Facility. The credit agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan Facility upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights and the incurrence of certain indebtedness (excluding any permitted indebtedness). These clauses were not triggered during the year ended December 31, 2013. Restrictions on our indebtedness and liquidity are described in Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 30, 2014, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB with a positive outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the 6.5% Senior Notes and the 4.875% Senior Notes, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
In October 2012, we announced that our Board of Directors approved a $250.0 million share buyback program. Through October 2013, we had repurchased a total of 4.4 million ordinary shares under the program for an aggregate purchase price of $141.5 million. On October 28, 2013, the Board of Directors amended the terms of the share buyback program, and reset the amount available for share repurchase to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any repurchase of shares will be funded by cash from operations. As of December 31, 2013, we had repurchased 4.7 million ordinary shares under the amended program, of which 4.5 million ordinary shares were repurchased from SCA, concurrent with the closing of the December 2013 secondary offering, in a private, non-underwritten transaction, at $38.25 per ordinary share. At December 31, 2013, $71.1 million remained available for share repurchase under the amended program.
The credit agreement and indenture under which the Senior Secured Credit Facilities and the 6.5% Senior Notes, respectively, were issued contain covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These covenants, which are subject to important exceptions and qualifications set forth in the credit agreement and indenture, were taken into consideration in establishing our share buyback program. In addition to these covenants, the covenants contained in the indenture under which the 4.875% Senior Notes were issued were taken into consideration in establishing our amended share buyback program. We do not believe that the covenants described above will prevent us from funding share repurchases under our amended buyback program with available cash and cash flows from operations. As of December 31, 2013, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, refer to Note 8, "Debt," of our audited consolidated financial statements, and Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
STBV is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to us, under the Senior Secured Credit Facilities and the indentures under which the 6.5% Senior Notes and 4.875% Senior Notes were issued. Specifically, the Senior Secured Credit Facilities prohibit STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses, and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10.0 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries (currently all of the subsidiaries of STBV); (ii) franchise taxes, certain advisory fees, and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries; (iii) repurchase, retirement, or other acquisition of equity interest of the parent from certain present, future, and former employees, directors, managers, consultants of the parent companies, STBV, or its subsidiaries in an aggregate amount not to exceed $15.0 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan, and the amount of certain key-man life insurance proceeds; (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed $100.0 million, plus certain amounts, including the retained portion of excess cash flow; (v) dividends and other distributions in an aggregate amount not to exceed $40.0 million in any calendar year (subject to increase upon the achievement of certain ratios); and (vi) so long as no default or event of default exists, dividends and other distributions in an aggregate amount not to exceed $150.0 million.
Contractual Obligations and Commercial Commitments
The table below reflects our contractual obligations as of December 31, 2013. Amounts we pay in future periods may vary from those reflected in the table. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations principal(1)	$1,674.1	$4.8	$9.5	$9.5	$1,650.3
Debt obligations interest(2)	577.3	85.1	170.5	169.8	151.9
Capital lease obligations principal(3)	34.9	2.6	3.8	4.2	24.3
Capital lease obligations interest(3)	22.4	2.8	5.4	4.7	9.4
Other financing obligations principal(4)	17.3	0.8	2.6	12.2	1.7
Other financing obligations interest(4)	4.8	1.0	2.0	1.6	0.3
Operating lease obligations(5)	18.0	5.3	6.1	4.2	2.4
Non-cancelable purchase obligations(6)	46.8	20.9	22.2	3.6	0.1
Total(7)(8)	$2,395.6	$123.3	$222.1	$209.8	$1,840.4
__________________

(1)
Represents the contractually required principal payments under the 6.5% Senior Notes, the 4.875% Senior Notes, and the Term Loan Facility as of December 31, 2013 in accordance with the required payment schedule.

(2)
Represents the contractually required interest payments on the debt obligations in existence as of December 31, 2013 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made on the variable rate debt subsequent to December 31, 2013 were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2013, plus the applicable spread.

(3)
Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2013 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.

(4)
Represents the contractually required payments under our financing obligations in existence as of December 31, 2013 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.

(5)
Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2013 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.

(6)
Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2013. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.

(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2013.

(8)
This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2013, we had recognized a net benefit liability of $16.0 million, representing the net unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $22.2 million of unrecognized tax benefits as of December 31, 2013, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on income taxes. This table also does not include $60.0 million in cash paid on January 2, 2014 in connection with the acquisition of Wabash Technologies.
Legal Proceedings
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, generally resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There can be no assurances that our recorded provisions will be sufficient to cover the extent of our costs and potential liability.
Inflation
We do not believe that inflation has had a material effect on our financial condition or results of operations in recent years.
Seasonality
Because of the diverse nature of the markets in which we compete, our revenue is only moderately impacted by seasonality. However, our Controls business has some seasonal elements, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.
Critical Accounting Policies and Estimates
To prepare our financial statements in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial position and results of operations are listed below. We believe these policies require our most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which includes other significant accounting policies.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition. Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax, and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our net revenue and have been within our estimates.
Many of our products are designed and engineered to meet customer specifications. These activities, and the testing of our products to determine compliance with those specifications, occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Impairment of Goodwill, Intangible Assets, and Long-Lived Assets
Identification of reporting units. We have four reporting units: Sensors, Electrical Protection, Power Management, and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit.
Assignment of assets, liabilities, and goodwill to each reporting unit. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units. Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt, and deferred financing costs, as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
Accounting policies relating to goodwill and the goodwill impairment test. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2013, goodwill and other intangible assets totaled $1,756.0 million and $502.4 million, respectively, or approximately 50% and 14% of our total assets, respectively.
In accordance with the requirements of ASC 350, goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could more likely than not reduce the fair value of a reporting unit below its net book value. Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the two-step impairment test. In the first step of the goodwill impairment test, we compare the estimated fair values of our reporting units to their respective net book values, including goodwill, to determine whether there is an indicator of potential impairment. If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) based on their fair values, as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the sum of the fair values of each of its components is the implied fair value of goodwill.
Estimated fair value for each reporting unit. In connection with our 2013 annual impairment review, we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for fiscal years 2014 through 2018 (the “Discrete Projection Period”). We estimated the value of the cash flows beyond fiscal year 2018 (the “Terminal Year”), by applying a multiple to the projected fiscal year 2018 net earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital appropriate for each reporting unit. The estimated weighted-average cost of capital was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
We also estimated the fair value of our reporting units using the guideline company method. Under this method, we performed an analysis to identify a group of publicly-traded companies that were comparable to each reporting unit. We calculated an implied EBITDA multiple (e.g., invested capital/EBITDA) for each of the guideline companies and selected either the high, low, or average multiple, depending on various facts and circumstances surrounding the reporting unit, and applied it to that reporting unit's trailing twelve month EBITDA. Although we estimated the fair value of our reporting units using the guideline method, we do so for corroborative purposes and place primary weight on the discounted cash flow method.

The preparation of forecasts of revenue growth and profitability for use in the long-range forecasts, the selection of the discount rates, and the estimation of the multiples used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
Goodwill impairment. In the quarter ended December 31, 2013, we evaluated our goodwill for impairment as of October 1, 2013 and determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Should certain assumptions used in the development of the fair values of our reporting units change, we may be required to recognize goodwill impairments. The estimated fair values of the Sensors, Electrical Protection, Power Management, and Interconnection reporting units exceeded their carrying values by approximately 301%, 273%, 206%, and 328%, respectively. We did not prepare updated goodwill impairment analyses as of December 31, 2013 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.
Types of events that could result in a goodwill impairment. As noted above, the preparation of the long-range forecasts, the selection of the discount rates, and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period. We believe that certain factors, such as a future recession, any material adverse conditions in the auto industry and other industries in which we operate, and other factors identified in Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.
Impairment of indefinite-lived intangible assets. We perform an annual impairment review of our indefinite-lived intangible assets, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect to not use this option or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share, and other items. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets. We determine fair value by using the appropriate income approach methodology.
In the quarter ended December 31, 2013, we evaluated our indefinite-lived intangible assets for impairment as of October 1, 2013 and determined that the estimated fair values of these indefinite-lived assets exceeded their carrying values at that date. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.
Impairment of definite-lived intangible assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate that the carrying values of our definite-lived intangible assets to be held and used are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with these assets to their respective carrying values. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying value over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology depending on the nature of the intangible asset. There were no impairments of definite-lived intangible assets during 2013.
Impairment of long-lived assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the industry. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets. There were no impairments of long-lived assets during 2013.
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
Pension and Other Post-Retirement Benefit Plans
We sponsor various pension and other post-retirement benefit plans covering our current and former employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets, and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates, and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between these assumptions and our actual experience results in the recognition of an actuarial gain or loss. Actuarial gains or losses are recorded directly to accumulated other comprehensive loss. If the total net actuarial gain or loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.
The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled, considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality fixed-income investments, we considered rates of return on these investments included in various bond indices, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality fixed-income investments do not exist, we estimate the discount rate using government bond yields or long-term inflation rates.
To determine the expected return on plan assets, we consider the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future, and our investment strategy and asset mix with respect to the plans’ funds.
The rate of increase of healthcare costs directly impacts the estimate of our future obligations in connection with our post-retirement medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future, and the design features of the underlying plan.
Future changes to assumptions, or differences between actual and expected outcomes, can significantly affect our future net periodic pension cost, projected benefit obligations, and accumulated other comprehensive loss.
Share-Based Payment Plans
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires that a company measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted stock units, and recognize as compensation expense that fair value over the requisite service period.
We estimate the fair value of options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, expected dividend yield, expected volatility, risk-free interest rate, and expected term. Material changes to any of these assumptions may have a significant effect on our valuation of options, and ultimately the share-based compensation recorded in the consolidated statements of operations. Significant factors used in determining these assumptions are detailed below.
The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, is based on the “simplified” methodology originally prescribed by Staff Accounting Bulletin (“SAB”) No. 107, in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. While the widespread use of the simplified method under SAB No. 107 expired on December 31, 2007, the Securities and Exchange Commission issued SAB No. 110 in December 2007, which allowed the simplified method to continue to be used in certain circumstances. These circumstances include when a company does not have sufficient historical data surrounding share option exercises to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded.
We utilize the simplified method for options granted during all years presented due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We will continue to use the simplified method until sufficient historical data becomes available.
Also, because of our lack of history as a public company, we consider the historical and implied volatilities of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility.
The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related grant.
The dividend yield is based on management’s judgment with input from our Board of Directors.
Since the completion of our IPO in March 2010, we have valued restricted securities in connection with the issuance of share-based payment awards using the closing price of our stock on the New York Stock Exchange on the date of the grant.
Certain of our restricted securities include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed long range forecasts and is assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved.
Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the requisite service period. Compensation expense recognized for each award ultimately reflects the number of shares that actually vest.
Off-Balance Sheet Arrangements
From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations generally arise in two contexts. First, in connection with any asset sales by us, the asset sale agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as sales agreements, which contain indemnification provisions relating to product quality, intellectual property infringement, and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Any future liabilities due to these indemnities cannot be reasonably estimated or accrued.
Recent Accounting Pronouncements
Accounting standards adopted during the year ended December 31, 2013:
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in the period in its entirety, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.
Recently issued accounting standards to be adopted in 2014:
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, as well as any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013 and is required to be applied retrospectively. We will adopt this guidance in the first quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but may require additional disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flows and earnings. We manage and minimize these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.
We do not enter into derivative financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. The fair market value of these derivative instruments is based upon valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty is liable to us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.
Interest Rate Risk
Given the leveraged nature of our company, we have exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on our outstanding and forecasted debt, we have historically executed interest rate collars and interest rate caps. These derivatives are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
In March 2009 and August 2011, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro-denominated term loans.
The terms of our outstanding interest rate caps as of December 31, 2013 and 2012 are shown in the following table:

As of December 31,	Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
2013	$600	NA	August 12, 2011	August 12, 2014	2.75%

2012	$100	Amortizing	March 5, 2009	April 29, 2013	5.00%
2012	$600	NA	August 12, 2011	August 12, 2014	2.75%
We had no outstanding Euro-denominated debt as of December 31, 2013 or 2012.

The significant components of our debt (presented excluding discount) as of December 31, 2013 and 2012 are shown in the following tables:

(Dollars in millions)	Interest Rate as of December 31, 2013	Outstanding balance as of December 31, 2013 (1)	Fair value as of December 31, 2013
Term Loan Facility	3.25%	$474.1	$475.0
6.5% Senior Notes	6.50%	700.0	752.5
4.875% Senior Notes	4.875%	500.0	472.5
Total(2)		$1,674.1	$1,700.0
_________________

(1)	Outstanding balance is presented excluding discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $52.2 million.

(Dollars in millions)	Interest Rate as of December 31, 2012	Outstanding balance as of December 31, 2012 (1)	Fair value as of December 31, 2012
Term Loan Facility	3.75%	$1,083.5	$1,081.4
6.5% Senior Notes	6.50%	700.0	742.0
Total(2)		$1,783.5	$1,823.4
_________________

(1)	Outstanding balance is presented excluding discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $45.3 million.
Sensitivity Analysis
As of December 31, 2013, we had total variable rate debt with an outstanding balance of $474.1 million issued under our Term Loan Facility. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would result in additional annual interest expense of $2.3 million. The next 100 basis point increase in the applicable interest rate would result in incremental annual interest expense of $4.7 million. Neither increase would be offset by our variable to fixed interest rate caps as of December 31, 2013.
As of December 31, 2012, we had total variable rate debt with an outstanding balance of $1,083.5 million issued under our Term Loan Facility. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would result in additional annual interest expense of $3.3 million. The next 100 basis point increase in the applicable interest rate would result in incremental annual interest expense of $10.8 million. Neither increase would be offset by our variable to fixed interest rate caps as of December 31, 2012.
Foreign Currency Risks
We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. From time to time, if we do not have operating or financing activities to sufficiently offset these exposures, we may employ derivative financial instruments, such as swaps, collars, forwards, options, or other instruments, to limit the volatility to earnings and cash flows generated by these exposures. We may employ derivative contracts in the future that may or may not be designated for hedge accounting treatment under ASC 815, which may result in volatility to earnings depending upon fluctuations in the underlying markets.
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
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows and variability in earnings, we entered into foreign currency rate derivatives during the year ended December 31, 2013 that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During 2013, we also entered into foreign currency forward contracts that were not designated for hedge accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of these non-designated derivatives in the consolidated statements of operations as a gain or loss within Other, net.
The following foreign currency forward contracts were outstanding as of December 31, 2013:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
217.4 EUR	Various from September 2012 to October 2013	Various from February 2014 to December 2015	Euro to U.S. Dollar Exchange Rate	1.34 USD	Designated
53.8 EUR	Various from September 2012 to December 2013	January 28, 2014 and January 31, 2014	Euro to U.S. Dollar Exchange Rate	1.36 USD	Non-designated
1,402.0 JPY	September 5, 2013 and November 7, 2013	Various from February to December 2014	U.S. Dollar to Japanese Yen Exchange Rate	98.91 JPY	Designated
305.8 JPY	Various from September to December 2013	January 31, 2014	U.S. Dollar to Japanese Yen Exchange Rate	102.68 JPY	Non-designated
38,500.0 KRW	Various from September to November 2013	Various from February to December 2014	U.S. Dollar to Korean Won Exchange Rate	1,083.56 KRW	Designated
17,000.0 KRW	Various from September to December 2013	January 29, 2014	U.S. Dollar to Korean Won Exchange Rate	1,067.17 KRW	Non-designated
41.8 MYR	November 22, 2013	Various from February to December 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.25 MYR	Designated
39.8 MYR	November 22, 2013 and December 26, 2013	January 30, 2014 and January 31, 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.29 MYR	Non-designated
541.2 MXN	Various from June to November 2013	Various from February to December 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.53 MXN	Designated
89.2 MXN	Various from June to December 2013	January 31, 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.25 MXN	Non-designated
The following foreign currency forward contracts were outstanding as of December 31, 2012:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
179.3 EUR	Various from September to November 2012	Various from March 2013 to February 2014	Euro to U.S. Dollar Exchange Rate	1.30 USD	Designated
33.9 EUR	Various from June to July 2012	Various from January to February 2013	Euro to U.S. Dollar Exchange Rate	1.24 USD	Non-designated
480.0 MXN	Various from October to November 2012	Various from January to December 2013	U.S. Dollar to Mexican Peso Exchange Rate	13.47 MXN	Designated
28.5 MYR	December 20, 2012	March 29, 2013	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.07 MYR	Non-designated

Sensitivity Analysis
The table below presents our foreign currency forward contracts as of December 31, 2013 and 2012 and the estimated impact to pre-tax earnings as a result of a 10% strengthening/(weakening) in the foreign currency exchange rate:

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2013	10% strengthening of the value of the foreign currency relative to the U.S. Dollar	10% weakening of the value of the foreign currency relative to the U.S. Dollar
Euro to U.S. Dollar	$(10.5)	$(34.6)	$34.6
Japanese Yen to U.S. Dollar	$0.9	$(1.8)	$1.8
Korean Won to U.S. Dollar	$(0.8)	$(5.0)	$5.0
Malaysian Ringgit to U.S. Dollar	$(0.3)	$2.5	$(2.5)
Mexican Peso to U.S. Dollar	$0.7	$4.7	$(4.7)

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2012	10% strengthening of the value of the foreign currency relative to the U.S. Dollar	10% weakening of the value of the foreign currency relative to the U.S. Dollar
Euro to U.S. Dollar	$(7.0)	$(28.1)	$28.1
Malaysian Ringgit to U.S. Dollar	$(0.0)	$0.9	$(0.9)
Mexican Peso to U.S. Dollar	$1.0	$3.7	$(3.7)

The tables below present our Euro-denominated net monetary assets as of December 31, 2013 and 2012 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% strengthening/(weakening) in the Euro to U.S. Dollar currency exchange rate:

(Amounts in millions)	Net asset balance as of December 31, 2013		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% strengthening of the value of the Euro relative to the U.S. Dollar	10% weakening of the value of the Euro relative to the U.S. Dollar
Net monetary assets(1)	€31.1	$42.8	$(4.3)	$4.3

(Amounts in millions)	Net asset balance as of December 31, 2012		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% strengthening of the value of the Euro relative to the U.S. Dollar	10% weakening of the value of the Euro relative to the U.S. Dollar
Net monetary assets(1)	€37.6	$49.7	$(5.0)	$5.0
 __________________

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations, and other long-term liabilities.
Commodity Risk
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these derivatives are not designated as accounting hedges. In accordance with ASC 815, we recognize the change in fair value of these derivatives in the consolidated statements of operations as a gain or loss within Other, net. During the years ended December 31, 2013, 2012, and 2011, we recognized a net loss of $23.2 million, $0.4 million, and $1.1 million, respectively, associated with these derivatives.
Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2013 and 2012 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity:

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset balance as of December 31, 2013	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2013	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(6.7)	1,535,792 troy oz.	$24.29	$19.80	Various dates during 2014 and 2015	$3.0	$(3.0)
Gold	$(3.6)	16,582 troy oz.	$1,432.62	$1,211.05	Various dates during 2014 and 2015	$2.0	$(2.0)
Nickel	$(0.7)	831,997 pounds	$7.22	$6.38	Various dates during 2014 and 2015	$0.5	$(0.5)
Aluminum	$(0.2)	3,338,340 pounds	$0.92	$0.85	Various dates during 2014 and 2015	$0.3	$(0.3)
Copper	$(0.3)	4,543,861 pounds	$3.39	$3.32	Various dates during 2014 and 2015	$1.5	$(1.5)
Platinum	$(1.5)	11,264 troy oz.	$1,514.09	$1,372.70	Various dates during 2014 and 2015	$1.5	$(1.5)
Palladium	$0.0	1,336 troy oz.	$727.00	$713.48	Various dates during 2014 and 2015	$0.1	$(0.1)

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset balance as of December 31, 2012	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2012	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$1.2	815,016 troy oz.	$28.69	$30.15	Various dates during 2013	$2.5	$(2.5)
Gold	$0.2	7,786 troy oz.	$1,635.08	$1,666.65	Various dates during 2013	$1.3	$(1.3)
Nickel	$0.1	432,284 pounds	$7.46	$7.77	Various dates during 2013	$0.3	$(0.3)
Aluminum	$0.1	2,382,282 pounds	$0.89	$0.95	Various dates during 2013	$0.2	$(0.2)
Copper	$0.5	2,775,379 pounds	$3.42	$3.60	Various dates during 2013	$1.0	$(1.0)
Platinum	$0.6	5,076 troy oz.	$1,415.33	$1,527.60	Various dates during 2013	$0.8	$(0.8)
Palladium	$0.1	902 troy oz.	$610.61	$703.76	Various dates during 2013	$0.1	$(0.1)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements
The following consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules
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
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 5, 2014

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$317,896	$413,539
Accounts receivable, net of allowances of $9,199 and $11,059 as of December 31, 2013 and 2012, respectively	291,723	258,114
Inventories	183,395	176,233
Deferred income tax assets	20,975	12,871
Prepaid expenses and other current assets	41,642	33,923
Total current assets	855,631	894,680
Property, plant and equipment at cost	675,690	605,785
Accumulated depreciation	(331,033)	(282,599)
Property, plant and equipment, net	344,657	323,186
Goodwill	1,756,049	1,754,107
Other intangible assets, net	502,388	603,883
Deferred income tax assets	10,623	38,971
Deferred financing costs	19,132	22,119
Other assets	10,344	11,445
Total assets	$3,498,824	$3,648,391
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$8,100	$12,878
Accounts payable	177,539	152,964
Income taxes payable	5,785	8,884
Accrued expenses and other current liabilities	123,239	100,112
Deferred income tax liabilities	3,829	3,525
Total current liabilities	318,492	278,363
Deferred income tax liabilities	281,364	271,902
Pension and post-retirement benefit obligations	19,508	32,747
Capital lease and other financing obligations, less current portion	48,845	43,425
Long-term debt, net of discount, less current portion	1,667,021	1,768,352
Other long-term liabilities	22,006	31,308
Commitments and contingencies
Total liabilities	2,357,236	2,426,097
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 and 178,392 shares issued as of December 31, 2013 and 2012, respectively	2,289	2,289
Treasury shares, at cost, 6,462 and 381 shares as of December 31, 2013 and 2012, respectively	(236,346)	(11,423)
Additional paid-in capital	1,596,544	1,587,202
Accumulated deficit	(187,792)	(316,368)
Accumulated other comprehensive loss	(33,107)	(39,406)
Total shareholders’ equity	1,141,588	1,222,294
Total liabilities and shareholders’ equity	$3,498,824	$3,648,391
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2013	2012	2011
Net revenue	$1,980,732	$1,913,910	$1,826,945
Operating costs and expenses:
Cost of revenue	1,256,249	1,257,547	1,166,842
Research and development	57,950	52,072	44,597
Selling, general and administrative	163,145	141,894	164,790
Amortization of intangible assets	134,387	144,777	141,575
Restructuring and special charges	5,520	40,152	15,012
Total operating costs and expenses	1,617,251	1,636,442	1,532,816
Profit from operations	363,481	277,468	294,129
Interest expense	(95,101)	(100,037)	(99,557)
Interest income	1,186	815	813
Other, net	(35,629)	(5,581)	(120,050)
Income before taxes	233,937	172,665	75,335
Provision for/(benefit from) income taxes	45,812	(4,816)	68,861
Net income	$188,125	$177,481	$6,474
Basic net income per share:	$1.07	$1.00	$0.04
Diluted net income per share:	$1.05	$0.98	$0.04

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2013	2012	2011
Net income	$188,125	$177,481	$6,474
Other comprehensive income/(loss), net of tax:
Net unrealized (loss)/gain on derivative instruments designated and qualifying as cash flow hedges	(2,817)	(1,668)	63
Defined benefit and retiree healthcare plans	9,116	(14,514)	4,171
Other comprehensive income/(loss)	6,299	(16,182)	4,234
Comprehensive income	$194,424	$161,299	$10,708
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$188,125	$177,481	$6,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,889	54,688	44,373
Amortization of deferred financing costs and original issue discounts	4,307	5,108	6,925
Currency remeasurement (gain)/loss on debt	(457)	433	60,106
Share-based compensation	8,967	14,714	8,012
Loss on repurchase or refinancing of debt	9,010	2,216	44,014
Amortization of inventory step-up to fair value	—	23	1,725
Amortization of intangible assets	134,387	144,777	141,575
(Gain)/loss on disposition or write-down of assets, net	(303)	(214)	2,495
Deferred income taxes	25,711	(26,611)	48,662
Gains from insurance proceeds	(7,500)	(1,750)	—
Unrealized loss on hedges and other non-cash items	8,627	2,748	13,098
(Decrease)/increase from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(33,436)	6,858	(11,118)
Inventories	(7,336)	22,091	(19,907)
Prepaid expenses and other current assets	1,214	3,470	(825)
Accounts payable and accrued expenses	23,902	(13,877)	(16,398)
Income taxes payable	(3,099)	2,872	(2,286)
Other	(7,170)	2,286	(21,058)
Net cash provided by operating activities	395,838	397,313	305,867
Cash flows from investing activities:
Acquisition of High Temperature Sensing, net of cash received	—	—	(319,920)
Acquisition of Magnetic Speed and Position, net of cash received	—	—	(145,331)
Other acquisitions, net of cash received	(15,470)	(13,346)	—
Additions to property, plant and equipment and capitalized software	(82,784)	(54,786)	(89,807)
Insurance proceeds	8,900	—	—
Proceeds from sale of assets	1,704	5,631	600
Net cash used in investing activities	(87,650)	(62,501)	(554,458)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	20,999	16,520	20,091
Proceeds from issuance of debt	600,000	—	1,794,500
Payments on debt	(711,665)	(13,349)	(1,933,035)
Repurchase of ordinary shares from SCA	(172,125)	—	—
Payments to repurchase ordinary shares	(132,971)	(15,190)	—
Payments of debt issuance cost	(8,069)	(1,381)	(34,500)
Net cash used in financing activities	(403,831)	(13,400)	(152,944)
Net change in cash and cash equivalents	(95,643)	321,412	(401,535)
Cash and cash equivalents, beginning of year	413,539	92,127	493,662
Cash and cash equivalents, end of year	$317,896	$413,539	$92,127
Supplemental cash flow items:
Cash paid for interest	$84,714	$91,733	$91,207
Cash paid for income taxes	$33,557	$14,153	$20,999

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2010	173,523	$2,224	(12)	$(136)	$1,530,789	$(497,638)	$(27,458)	$1,007,781
Issuance of ordinary shares for employee stock plans	10	—	—	—	176	—	—	176
Stock options exercised	2,804	38	—	—	19,877	—	—	19,915
Vesting of restricted securities	130	2	—	—	—	—	—	2
Share-based compensation	—	—	—	—	8,012	—	—	8,012
Capital transactions with related parties	—	—	—	—	(1,643)	—	—	(1,643)
Net income	—	—	—	—	—	6,474	—	6,474
Other comprehensive income	—	—	—	—	—	—	4,234	4,234
Balance as of December 31, 2011	176,467	$2,264	(12)	$(136)	$1,557,211	$(491,164)	$(23,224)	$1,044,951
Issuance of ordinary shares for employee stock plans	8	—	—	—	276	—	—	276
Repurchase of ordinary shares	—	—	(511)	(15,190)	—	—	—	(15,190)
Stock options exercised	1,807	24	142	3,903	15,002	(2,685)	—	16,244
Vesting of restricted securities	110	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	14,714	—	—	14,714
Net income	—	—	—	—	—	177,481	—	177,481
Other comprehensive loss	—	—	—	—	—	—	(16,182)	(16,182)
Balance as of December 31, 2012	178,392	$2,289	(381)	$(11,423)	$1,587,202	$(316,368)	$(39,406)	$1,222,294
Issuance of ordinary shares for employee stock plans	—	—	7	233	—	(1)	—	232
Repurchase of ordinary shares	—	—	(8,582)	(305,096)	—	—	—	(305,096)
Stock options exercised	43	—	2,432	77,911	375	(57,519)	—	20,767
Vesting of restricted securities	2	—	62	2,029	—	(2,029)	—	—
Share-based compensation	—	—	—	—	8,967	—	—	8,967
Net income	—	—	—	—	—	188,125	—	188,125
Other comprehensive income	—	—	—	—	—	—	6,299	6,299
Balance as of December 31, 2013	178,437	$2,289	(6,462)	$(236,346)	$1,596,544	$(187,792)	$(33,107)	$1,141,588

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)

1. Business Description and Basis of Presentation
Description of Business
The accompanying consolidated financial statements presented herein reflect the financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, including Sensata Technologies Intermediate Holding B.V. ("ST Intermediate") and Sensata Technologies B.V. (“STBV”), collectively referred to as the “Company,” “Sensata,” “we,” “our,” or “us.”
We are incorporated under the laws of the Netherlands. We conduct our operations through subsidiary companies that operate business and product development centers in the United States (the "U.S."), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. We organize our operations into the sensors and controls businesses.
Our sensors business is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization), heavy off-road vehicles, and in industrial products such as heating, ventilation, and air conditioning ("HVAC") systems. These products help improve performance, for example, by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, comprehensive income, cash flows, and changes in shareholders’ equity.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
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
Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of share-based compensation, the determination of accrued expenses, certain asset valuations including deferred tax asset valuations, the useful lives of property and equipment, post-retirement obligations, and the accounting for business combinations. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and/or as the operating environment changes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have original maturities of three months or less.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax, and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our revenue and have been within our estimates.
Many of our products are designed and engineered to meet customer specifications. These activities, and the testing of our products to determine compliance with those specifications, occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.
Share-Based Compensation
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires that a company measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted stock units, and recognize as compensation expense that fair value over the requisite service period.
We estimate the fair value of options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, expected dividend yield, expected volatility, risk-free interest rate, and expected term.
The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, is based on the “simplified” methodology originally prescribed by Staff Accounting Bulletin (“SAB”) No. 107, in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. While the widespread use of the simplified method under SAB No. 107 expired on December 31, 2007, the Securities and Exchange Commission (the "SEC") issued SAB No. 110 in December 2007, which allowed the simplified method to continue to be used in certain circumstances. These circumstances include when a company does not have sufficient historical data surrounding option exercises to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded.
We utilized the simplified method for options granted during all years presented due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We will continue to use the simplified method until sufficient historical data becomes available.
Also, because of our lack of history as a public company, we consider the historical and implied volatilities of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility.
The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related grant.
The dividend yield is based on our judgment with input from our Board of Directors.

Since the completion of our initial public offering ("IPO") in March 2010, we have valued restricted securities in connection with the issuance of share-based payment awards using the closing price of our stock on the New York Stock Exchange on the date of the grant.
Certain of our restricted securities include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed long range forecasts and is assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved.
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
Share-based compensation expense is generally recognized as a component of Selling, general and administrative (“SG&A”) expense, which is consistent with where the related employee costs are recorded. Refer to further discussion of share-based payments in Note 11, "Share-Based Payment Plans."
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
The fair value of interest rate derivatives is based upon valuation models that use as inputs swaps and zero coupon rates that are obtained from independent data sources that are readily available to market participants. We may use interest rate collars and caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fall below or exceed the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Interest rate caps are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates exceed the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Interest Rate Risk.”
The fair value of foreign currency forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk.”
We enter into forward contracts for certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. The fair value of our commodity forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. These contracts have not been designated as accounting hedges. We recognize changes in the fair value of these contracts in the consolidated statements of operations, in accordance with ASC 815, as a gain or loss within Other, net. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Commodity Risk.”
We incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
We report cash flows arising from our derivative financial instruments consistent with the classification of cash flows from the underlying hedged items. Refer to further discussion on derivative instruments in Note 16, "Derivative Instruments and Hedging Activities."
Trade accounts receivable: Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. Our largest customer accounted for approximately 8% of our Net revenue for the year ended December 31, 2013.
Goodwill and Other Intangible Assets
Businesses acquired in purchase transactions are recorded at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead these assets are evaluated for impairment on an annual basis, and whenever events or business conditions change that could more likely than not reduce the fair value of a reporting unit below its net book value. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review.
We have four reporting units: Sensors, Electrical Protection, Power Management, and Interconnection. We establish our reporting units based on the definitions and guidance provided in ASC 350, which includes an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.
Goodwill: Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the two-step impairment test. In the first step of a goodwill impairment test, we estimate the fair value of reporting units using discounted cash flow models based on our most recent long-range plans and an estimated weighted-average cost of capital appropriate for each reporting unit, giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value of each reporting unit to its net book value, including goodwill. The preparation of forecasts of revenue growth and profitability for use in the long-range plans, the selection of the discount rates, and the estimation of the terminal year multiples involve significant judgments. Changes to these assumptions could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.
If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) based on their fair values as if the reporting unit had been acquired in a business combination at the date of assessment, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the sum of the fair values of each component of the reporting unit is the implied fair value of goodwill.

Intangible assets: Identified intangible assets, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Capitalized software is amortized on a straight-line basis over its estimated useful life.
Impairment of definite-lived intangible assets: Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our definite-lived intangible assets to be held and used are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with these assets to their respective carrying values. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying value over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology, depending on the nature of the intangible asset.
Impairment of indefinite-lived intangible assets: We perform an annual impairment review of our indefinite-lived intangible assets, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect to not use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share, and other items. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets. We determine fair value by using the appropriate income approach valuation methodology. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments on these intangible assets.
Deferred Financing Costs and Original Issue Discounts
Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the respective financing arrangement using the effective interest method (periods ranging from 3 to 10 years). Amortization of these costs is included as a component of Interest expense in the consolidated statements of operations.
In accordance with ASC Subtopic 470-50, Modifications and Extinguishments ("ASC 470-50"), we analyze refinancing transactions to assess whether terms are substantially different in order to determine whether to account for the refinancing as an extinguishment or a modification. Our evaluation of the accounting under ASC 470-50 is done on a creditor by creditor basis. Our accounting for refinancing transactions is described in more detail in Note 8, "Debt."
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
In accordance with ASC Topic 740, Income Taxes ("ASC 740"), penalties and interest related to unrecognized tax benefits may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to uncertain tax positions within our Provision for/(benefit from) income taxes line of our consolidated statements of operations.
Pension and Other Post-Retirement Benefit Plans
We sponsor various pension and other post-retirement benefit plans covering our current and former employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets, and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates, and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between these assumptions and our actual experience results in the recognition of an actuarial gain or loss. Actuarial gains and losses are recorded directly to Accumulated other comprehensive loss. If the total net actuarial gain or loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension or post-retirement benefit plan.
The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled, considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality, fixed-income investments, we consider rates of return on these investments included in various bond indices, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality, fixed-income investments do not exist, we estimate the discount rate using government bond yields or long-term inflation rates.
To determine the expected return on plan assets, we consider the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future, and our investment strategy and asset mix with respect to the plans’ funds.
The rate of increase of healthcare costs directly impacts the estimate of our future obligations in connection with our post-retirement medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future, and the design features of the underlying plan.
Allowance for Losses on Receivables
The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate the allowance on the basis of specifically identified receivables that are evaluated individually for impairment and a statistical analysis of the remaining receivables determined by reference to past default experience. Customers are generally not required to provide collateral for purchases. The allowance for losses on receivables also includes an allowance for sales returns.
Management judgments are used to determine when to charge off uncollectible trade accounts receivable. We base these judgments on the age of the receivable, credit quality of the customer, current economic conditions, and other factors that may affect a customer’s ability to pay.
Losses on receivables have not historically been significant.
Inventories
Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process, and finished goods is determined based on a first-in, first-out basis ("FIFO") and includes material, labor, and applicable manufacturing overhead, as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value.
Property, Plant and Equipment and Other Capitalized Costs
Property, plant and equipment (“PP&E”) are stated at cost, and in the case of plant and equipment, are depreciated on a straight-line basis over their estimated economic useful lives. In general, depreciable lives of plant and equipment are as follows:

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

Foreign Currency
For financial reporting purposes, the functional currency of all of our subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate, with gains or losses recorded in Other, net in the consolidated statements of operations.
Other, net
Other, net for the years ended December 31, 2013, 2012, and 2011 consisted of the following:

	For the year ended December 31,
	2013	2012	2011
Currency remeasurement gain/(loss) on debt	$457	$(433)	$(60,106)
Currency remeasurement gain/(loss) on net monetary assets	402	(2,036)	(17,408)
Loss on repurchase or refinancing of debt	(9,010)	(2,216)	(44,014)
Loss on commodity forward contracts	(23,218)	(436)	(1,082)
(Loss)/gain on foreign currency forward contracts	(3,290)	(607)	2,695
Loss on interest rate cap	(1,097)	—	—
Loss on tax indemnification assets and other non-cash tax items	—	(318)	—
Other	127	465	(135)
Total Other, net	$(35,629)	$(5,581)	$(120,050)
Accounting standards adopted during the year ended December 31, 2013:
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in a single note, any significant amount reclassified out of accumulated other comprehensive income in the period in its entirety, and the income statement line item affected by the reclassification. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance as of January 1, 2013. The adoption of ASU 2013-02 impacted disclosure only and did not have any impact on our financial position or results of operations.
Recently issued accounting standards to be adopted in 2014:
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, as well as any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013 and is required to be applied retrospectively. We will adopt this guidance in the first quarter of 2014. This guidance is not expected to have a material impact on our financial position or results of operations, but may require additional disclosures.

3. Property, Plant and Equipment
PP&E as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Land	$10,969	$10,969
Buildings and improvements	152,304	136,165
Machinery and equipment	512,417	458,651
	675,690	605,785
Less accumulated depreciation	(331,033)	(282,599)
Total	$344,657	$323,186
Depreciation expense for PP&E, including amortization of assets under capital leases, totaled $50,889, $54,688, and $44,373 for the years ended December 31, 2013, 2012, and 2011, respectively.
PP&E is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment ("ASC 360"). We cease recording depreciation on assets that are classified as held for sale. When an asset meets the held for sale criteria, its carrying value is reclassified out of PP&E and into Prepaid expenses and other current assets, where it remains until either it is sold or it no longer meets the held for sale criteria. In the year that an asset meets the held for sale criteria, its carrying value as of the end of the prior year is reclassified from PP&E to Other assets. The net carrying values of the assets that have been classified as assets held for sale as of December 31, 2013 were as follows:

	December 31, 2013	December 31, 2012
Almelo, the Netherlands facility	$3,510	$3,510
Standish, Maine facility	—	238
Oyama, Japan facility	4,794	5,013
	$8,304	$8,761
The fair value of assets held for sale is considered to be a Level 3 fair value measurement, and is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models.
In 2013, we decided to pursue the sale of our facility in Oyama, Japan, which is currently utilized in both our sensors and controls segments, in an effort to move to space more suited for our business needs. We determined that this facility met the held for sale criteria as specified in ASC 360. No write-down was recorded upon this designation, as we determined that the fair value of the facility, less costs to sell, was greater than its then carrying value of $4.8 million. We expect to complete this sale in 2014.
In 2013, we completed the sale of our facility in Standish, Maine. An immaterial gain was recognized as a result of this sale. This facility was part of our sensors segment.
In 2012, we decided to pursue the sale of our facility in Almelo, the Netherlands, which is currently utilized in both our sensors and controls segments, in an effort to move to space more suited for our business needs. We determined that this facility met the held for sale criteria as specified in ASC 360, and, accordingly, we measured the facility at the lower of its then carrying value or fair value less costs to sell, which was determined to be approximately $3.5 million as of December 31, 2012. This resulted in the recognition of a write-down of approximately $3.8 million during the three months ended December 31, 2012. This charge was recorded within the Cost of revenue line of our consolidated statements of operations. We expect to complete the sale of the facility in 2014.
In 2012, we designated as held for sale, and completed the sale of, our facility in Sakado, Japan. This resulted in the recognition of a gain of approximately $3.3 million during the year ended December 31, 2012. This gain was recorded within the Cost of revenue line of our consolidated statements of operations. This facility was part of our controls segment.
In 2012, we completed the sale of our Cambridge, Maryland facility, which was part of our controls segment. In 2011, in connection with the restructuring activities discussed in Note 17, "Restructuring Costs and Special Charges," we classified the facility as held for sale and measured it at the lower of its then carrying value or fair value less costs to sell, which was determined to be approximately $0.5 million as of December 31, 2011. This resulted in the recognition of a write-down of approximately $2.5 million during the year ended December 31, 2011. This charge was recorded within the Restructuring and special charges line of our consolidated statements of operations.
PP&E as of December 31, 2013 and 2012 included the following assets under capital leases:

	December 31, 2013	December 31, 2012
PP&E recognized under capital leases	$39,397	$39,486
Accumulated amortization	(13,237)	(10,643)
Net PP&E recognized under capital leases	$26,160	$28,843
4. Inventories
The components of inventories as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Finished goods	$82,350	$68,621
Work-in-process	32,790	28,909
Raw materials	68,255	78,703
Total	$183,395	$176,233
As of December 31, 2013 and 2012, inventories totaling $8,133 and $5,866, respectively, had been consigned to customers.
5. Goodwill and Other Intangible Assets
The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2010	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954
Airpax acquisition—purchase accounting adjustments	—	—	—	(76)	—	(76)	(76)	—	(76)
MSP Acquisition	48,025	—	48,025	—	—	—	48,025	—	48,025
HTS Acquisition	169,918	—	169,918	—	—	—	169,918	—	169,918
Balance as of December 31, 2011	1,382,748	—	1,382,748	382,539	(18,466)	364,073	1,765,287	(18,466)	1,746,821
HTS Acquisition - purchase accounting adjustments	5,320	—	5,320	—	—	—	5,320	—	5,320
Other acquisitions	—	—	—	1,966	—	1,966	1,966	—	1,966
Balance as of December 31, 2012	1,388,068	—	1,388,068	384,505	(18,466)	366,039	1,772,573	(18,466)	1,754,107
Other acquisitions - purchase accounting adjustment	—	—	—	278	—	278	278	—	278
Other acquisitions	1,664	—	1,664	—	—	—	1,664	—	1,664
Balance as of December 31, 2013	$1,389,732	$—	$1,389,732	$384,783	$(18,466)	$366,317	$1,774,515	$(18,466)	$1,756,049

Goodwill attributed to acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above generally reflect revisions in fair value estimates of acquired tangible and intangible assets.
We have evaluated our goodwill and indefinite-lived intangible assets for impairment as of October 1, 2013, and have determined that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying value on that date. Should certain assumptions used in the development of the fair value of our reporting units or indefinite-lived intangible assets change, we may be required to recognize goodwill or intangible asset impairments.
The following table outlines the components of definite-lived intangible assets, excluding goodwill, as of December 31, 2013 and 2012:

	Weighted- Average Life (Years)	December 31, 2013				December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$373,159	$(203,320)	$(2,430)	$167,409	$359,226	$(171,031)	$(2,430)	$185,765
Customer relationships	11	1,098,098	(840,143)	(12,144)	245,811	1,094,298	(742,527)	(12,144)	339,627
Non-compete agreements	7	23,400	(23,400)	—	—	23,400	(21,282)	—	2,118
Trade names	8	5,184	(3,073)	—	2,111	5,184	(2,112)	—	3,072
Capitalized software	6	28,246	(9,659)	—	18,587	13,087	(8,256)	—	4,831
Total	12	$1,528,087	$(1,079,595)	$(14,574)	$433,918	$1,495,195	$(945,208)	$(14,574)	$535,413
The following table outlines Amortization of intangible assets for the years ended December 31, 2013, 2012, and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Acquisition-related definite-lived intangible assets	$132,984	$142,983	$139,794
Capitalized software	1,403	1,794	1,781
Total Amortization of intangible assets	$134,387	$144,777	$141,575
The table below presents estimated Amortization of intangible assets for the following future periods:

2014	$126,605
2015	$111,350
2016	$78,887
2017	$40,599
2018	$22,346
In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years, and we have no plans to discontinue using them. We have recorded on the consolidated balance sheets $59,100 and $9,370, respectively, related to these tradenames.
6. Acquisitions
High-Temperature Sensors
On August 1, 2011, we completed the acquisition of all the outstanding shares of the Sensor-NITE Group Companies ("Sensor-NITE") for total consideration of $324.0 million. We acquired Sensor-NITE to complement our existing sensors portfolio and to provide a new technology platform in the powertrain and related systems. The companies acquired have been integrated into our sensors segment and are referred to as High Temperature Sensors ("HTS"). During the year ended December 31, 2011, we incurred $2.5 million in transaction costs related to this acquisition, which were recognized within SG&A expense. During the year ended December 31, 2012, we recorded an increase to goodwill of $5.3 million due to a change in estimated purchase consideration as a result of working capital negotiations with the sellers and the finalization of the valuation of the assets acquired and liabilities assumed.
The HTS acquisition was structured as a stock purchase of the Sensor-NITE Group Companies in Belgium, Bulgaria, the U.S., and China. The following table summarizes the final allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed:

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
The allocation of purchase price was based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets and estimates of the fair value of liabilities assumed. The goodwill of $175.2 million represents future economic benefits expected to arise from the extension of completed technology platforms. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed technologies	$64,656	14
Customer relationships	43,056	5
Tradenames	4,464	8
Computer software	99	3
	$112,275	10
Also refer to Note 5, "Goodwill and Other Intangible Assets."
Magnetic Speed and Position
On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for total consideration of $152.5 million (including $145.3 million paid in cash, net of cash acquired). We incurred $2.5 million in transaction costs related to this acquisition, which were primarily recognized within SG&A expense, during the year ended December 31, 2010. We refer to the acquired business, which has been integrated into our sensors segment, as Magnetic Speed and Position ("MSP"). We acquired MSP to complement the existing operations of our sensors segment, to provide new capabilities in light vehicle speed and position sensing, and to expand our presence in emerging markets, particularly in China.
MSP develops, manufactures, and sells certain sensor products and has operations in the U.S., South Korea, and China. The MSP acquisition was structured as a purchase of assets in the U.S., South Korea, and Czech Republic and as a purchase of 100% of the outstanding shares of entities in Czech Republic and China. Our Czech Republic location closed in

2011. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

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
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed Technologies	$25,500	6
Customer Relationships	16,600	7
	$42,100	6
Also refer to Note 5, "Goodwill and Other Intangible Assets."
Wabash Technologies
On January 2, 2014, we completed the acquisition of all the outstanding shares of Wabash Technologies from an affiliate of Sun Capital Partners, Inc. for $60.0 million in cash, subject to working capital and other adjustments. Wabash Technologies develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the United Kingdom. We acquired Wabash Technologies in order to complement our existing magnetic speed and position sensors product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the heavy vehicle and off-road end-market. Wabash Technologies will be integrated into our sensors segment.
We incurred approximately $0.4 million in transaction costs related to this transaction during the year ended December 31, 2013, which are included within SG&A expense in our consolidated statements of operations.
Due to the recent closing of this transaction, we have not yet completed our initial accounting for the business combination, and we are unable to provide the required disclosures.

Pro Forma Results
HTS and MSP Net revenue included in our consolidated statements of operations for the year ended December 31, 2011 was $201.5 million. HTS and MSP Net income included in our consolidated statements of operations for the year ended December 31, 2011 was $8.7 million. The following unaudited table presents the pro forma Net revenue and Net income for the following periods of the combined entity had we acquired HTS and MSP on January 1, 2010:

	Unaudited
	December 31, 2011	December 31, 2010
Pro forma Net revenue	$1,936,974	$1,813,197
Pro forma Net income	$18,003	$156,805
Pro forma Net income for the year ended December 31, 2010 includes nonrecurring adjustments for HTS and MSP of $5.0 million for transaction costs and $1.7 million related to the amortization of the step-up adjustment to record inventory at fair value.
Other Acquisitions
In October 2012, we completed the acquisition of a business that is being integrated into our interconnection business within our controls segment for approximately $13.8 million. The majority of the purchase price was allocated to intangible assets, specifically completed technologies, customer relationships, and goodwill.
In December 2013, we completed the acquisition of a business that is being integrated into our sensors segment. The purchase price was approximately €11.0 million ($15.1 million). The majority of the preliminary purchase price allocation was to PP&E, completed technologies, customer relationships, and goodwill.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Accrued compensation and benefits	$39,331	$29,341
Foreign currency and commodity forward contracts	21,471	6,522
Other accrued expenses and current liabilities	19,821	16,995
Accrued interest	12,634	11,070
Accrued freight, utility, and insurance	9,812	8,820
Value-added taxes	2,863	3,610
Accrued taxes	6,640	6,317
Accrued professional fees	5,577	6,296
Accrued severance	3,373	9,072
Current portion of pension and post-retirement benefit obligations	1,717	2,069
Total	$123,239	$100,112

8. Debt
Our debt as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Term Loan Facility	$474,062	$1,083,500
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	—
Less: discount	(2,289)	(4,148)
Less: current portion	(4,752)	(11,000)
Long-term debt, net of discount, less current portion	$1,667,021	$1,768,352
Capital lease and other financing obligations	$52,193	$45,303
Less: current portion	(3,348)	(1,878)
Capital lease and other financing obligations, less current portion	$48,845	$43,425
There were no borrowings outstanding on the $250.0 million revolving credit facility (the "Revolving Credit Facility") as of December 31, 2013 and 2012.
Refinancing Transactions
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. The transactions included the sale of $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the execution of a credit agreement providing for senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of a $1,100.0 million term loan (the "Term Loan Facility") and the Revolving Credit Facility, of which up to $235.0 million may be borrowed as Euro revolver borrowings. In addition, the Senior Secured Credit Facilities provide for incremental term loan facilities and/or incremental revolving credit facilities in an aggregate principal amount not to exceed $250.0 million, plus an additional $750.0 million in the event certain conditions are satisfied. The incremental facilities rank pari passu in right of payment with the other borrowings under the Senior Secured Credit Facilities and may be secured by liens that rank pari passu with or junior to those securing the Senior Secured Credit Facilities or may be unsecured. The incremental facilities may be activated at any time and from time to time during the term of the Senior Secured Credit Facilities with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facilities and subject to certain conditions.
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
Senior Secured Credit Facilities
We amended our Term Loan Facility on December 6, 2012 and again on December 11, 2013. The December 2012 amendment reduced the interest rate spread with respect to our Term Loan Facility by 0.25%, to 1.75% and 2.75% for Base Rate Loans and Eurodollar Rate Loans, respectively. No changes were made to the terms of our Revolving Credit Facility. Under the terms of the amendment, we were required to pay a fee of 1% of the aggregate principal amount of all term loans prepaid or converted in connection with any repricing transaction occurring before December 6, 2013.
The December 2013 amendment (1) expanded the Term Loan Facility by $100.0 million, (2) reduced the interest rate spread with respect to our Term Loan Facility by 0.25%, to 1.50% and 2.50% for Base Rate Loans and Eurodollar Rate Loans, respectively, (3) reduced the interest rate floor with respect to term loans that are Eurodollar Rate Loans from 1.00% to 0.75%, (4) extended the maturity date for the Term Loan Facility from May 12, 2018 to May 12, 2019, and (5) modified two negative covenants under the Senior Secured Credit Facilities, specifically (i) the amount of investments that may be made by Loan Parties (as defined in the credit agreement) in Restricted Subsidiaries that are not Loan Parties was increased from $100.0 million to $300.0 million, and (ii) Loan Parties and their Restricted Subsidiaries may make an additional $150.0 million of restricted payments so long as no default or event of default has occurred and is continuing or would result therefrom. No changes were made to the terms of the Revolving Credit Facility. The terms below reflect the changes as a result of the amendment. Under the terms of the amendment, we are required to pay a fee of 1% of the aggregate principal amount of all term loans prepaid or converted in connection with any repricing transaction occurring before June 11, 2014.
The Senior Secured Credit Facilities were issued under a credit agreement dated as of May 12, 2011, as amended, among STBV, Sensata Technologies Finance Company, LLC ("ST Finance"), ST Intermediate, Morgan Stanley Senior Funding, Inc., and Barclays Capital, as joint lead arrangers, and Morgan Stanley Senior Funding, Inc., as administrative agent. The Term Loan Facility was issued at 99.5% of par. The Term Loan Facility bears interest at variable rates, which includes a LIBOR index rate (subject to a floor of 75 basis points) plus 250 basis points. The interest rate on the Term Loan Facility at December 31, 2013 and 2012 was 3.25% and 3.75% respectively. The Revolving Credit Facility bears interest at variable rates, which includes a LIBOR index rate plus 2.500%, 2.375% or 2.250% depending on the achievement of certain senior secured net leverage ratios.
Revolving loans may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the term loans, once repaid, may be re-borrowed. The principal amount of the term loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1% of the loan balance at the time of the most recent reprice, with the balance payable at maturity.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S., the Netherlands, Mexico, Japan, Belgium, Bulgaria, Malaysia, and Bermuda (collectively, the "Guarantors"). The collateral for such borrowings under the Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, ST Finance, and the Guarantors. Under the Revolving Credit Facility, STBV and its restricted subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, STBV and its restricted subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings.
The Senior Secured Credit Facilities also contain non-financial covenants that limit our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments (including acquisitions), merge, consolidate, dissolve or liquidate, sell assets, enter into affiliate transactions, change our business, change our accounting policies, make capital expenditures, amend the terms of our subordinated debt and our organizational documents, pay dividends and make other restricted payments, enter into certain burdensome contractual obligations, and to conduct certain business at ST Intermediate. These covenants are subject to important exceptions and qualifications set forth in the credit agreement.
Beginning with the year ended December 31, 2013, the credit agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the credit agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan Facility. The credit agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan Facility upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These clauses were not triggered during the year ended December 31, 2013.
Pursuant to the credit agreement, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on $250.0 million, regardless of any portion of the Revolving Credit Facility used. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 25 to 50 basis points.
As of December 31, 2013, there was $245.0 million of availability under the Revolving Credit Facility, (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2013, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2014.
6.5% Senior Notes
The 6.5% Senior Notes were issued under an indenture dated May 12, 2011 (the "6.5% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 6.5% Senior Notes were offered at par. The 6.5% Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year. Our obligations under the 6.5% Senior Notes are guaranteed by all of STBV's existing and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 6.5% Senior Notes and the related guarantees are unsecured senior obligations of STBV and the Guarantors.
Additional securities may be issued under the 6.5% Senior Notes Indenture in one or more series from time to time, subject to certain limitations. At any time prior to May 15, 2014, we may, at our option, on one or more occasions redeem up to

40% of the aggregate principal amount of the 6.5% Senior Notes at a redemption price equal to 106.5% of the aggregate principal amount of the 6.5% Senior Notes, plus accrued and unpaid interest thereon, with the net proceeds of one or more equity offerings by STBV or any of its direct or indirect parent companies or the net proceeds of certain asset sales, provided that at least 50% of the aggregate principal amount of the 6.5% Senior Notes (including the principal amount of the issuance of additional notes) remain outstanding after such redemption, and the redemption occurs within 90 days of such equity offering or asset sale.
On or after May 15, 2015, we may redeem some or all of the 6.5% Senior Notes at the redemption prices listed below, plus accrued interest:

Beginning May 15	Percentage
2015	103.25%
2016	101.63%
2017 and thereafter	100.00%
At any time prior to May 15, 2015, we may redeem some or all of the 6.5% Senior Notes at a redemption price equal to 100% of the principal amount of such 6.5% Senior Notes redeemed plus the applicable premium set forth in the 6.5% Senior Notes Indenture and accrued and unpaid interest.
If certain changes in the law of any relevant taxing jurisdiction become effective that would require us or any Guarantor to pay additional amounts in respect of the 6.5% Senior Notes, we may redeem the 6.5% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, and additional amounts, if any, then due or that will become due on the date of redemption.
If STBV experiences certain change of control events, holders of the 6.5% Senior Notes may require us to repurchase all or part of the 6.5% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
4.875% Senior Notes
The 4.875% Senior Notes were issued under an indenture dated April 17, 2013 (the "4.875% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 4.875% Senior Notes were offered at par. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year, with the first payment made on October 15, 2013. Our obligations under the 4.875% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 4.875% Senior Notes and the guarantees are senior unsecured obligations of STBV and the Guarantors and rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors, including the 6.5% Senior Notes.
At any time, we may redeem the 4.875% Senior Notes, in whole or in part, at a price equal to 100.0% of the principal amount of the 4.875% Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption, plus the applicable premium set forth in the 4.875% Senior Notes Indenture. In addition, if STBV experiences certain change of control events, holders of the 4.875% Senior Notes may require us to repurchase all or part of the 4.875% Senior Notes at 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. If certain changes in the tax law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments of the 4.875% Senior Notes or the guarantees, we may redeem the 4.875% Senior Notes in whole, but not in part, at any time, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
The 4.875% Senior Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) that include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 4.875% Senior Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency, and when the guarantees of significant subsidiaries cease to be in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 4.875% Senior Notes may declare the principal of, and accrued but unpaid interest on, all of the 4.875% Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the 4.875% Senior Notes Indenture.
Restrictions
As of December 31, 2013, for purposes of the 6.5% Senior Notes, the 4.875% Senior Notes, and the Senior Secured Credit Facilities, all of the subsidiaries of STBV were "Restricted Subsidiaries." Under certain circumstances, STBV will be permitted to designate subsidiaries as "Unrestricted Subsidiaries." As per the terms of the 6.5% Senior Notes Indenture and the 4.875% Senior Notes Indenture (collectively, the "Senior Notes Indentures") and the credit agreement, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement and will not guarantee any of the 6.5% Senior Notes or the 4.875% Senior Notes (collectively, the "Senior Notes").
The Senior Notes Indentures contain restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV's subsidiaries' ability to make payments to STBV; pay dividends and make other distributions in respect of STBV's and its Restricted Subsidiaries' capital stock; redeem or repurchase STBV's capital stock, our capital stock, or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indentures. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the the Senior Notes are no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time.
The Guarantors under the credit agreement and the Senior Notes Indentures are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law.
STBV, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to us, under the Senior Secured Credit Facilities and the Senior Notes Indentures. Specifically, the Senior Secured Credit Facilities prohibit STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses, and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10.0 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries; (ii) franchise taxes, certain advisory fees, and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries; (iii) repurchase, retirement, or other acquisition of equity interest of the parent from certain present, future, and former employees, directors, managers, consultants of the parent companies, STBV, or its subsidiaries in an aggregate amount not to exceed $15.0 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan, and the amount of certain key-man life insurance proceeds; (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed $100.0 million, plus certain amounts, including the retained portion of excess cash flow; (v) dividends and other distributions in an aggregate amount not to exceed $40.0 million in any calendar year (subject to increase upon the achievement of certain ratios); and (vi) so long as no default or event of default exists, dividends and other distributions in an aggregate amount not to exceed $150.0 million.
The Senior Notes Indentures generally provide that STBV can pay dividends and make other distributions to its parent companies upon the achievement of certain conditions and in an amount as determined in accordance with the Senior Notes Indentures.
The net assets of STBV subject to these restrictions totaled $1,095.7 million at December 31, 2013.
Accounting for Extinguishments and Modifications of Debt
In connection with the issuance and sale of the 4.875% Senior Notes in April 2013, and the related repayment of $700.0 million of the Term Loan Facility and associated payments, in the year ended December 31, 2013, we recorded a $7.1 million loss to Other, net, which is composed of the write-off of unamortized deferred financing costs and original issue discount of $4.4 million and transaction costs of $2.7 million. For holders of the Term Loan Facility who did not invest in the 4.875% Senior Notes, we wrote-off a pro rata portion of the related unamortized deferred financing costs and original issue discount. For holders of the Term Loan Facility who were also investors in the 4.875% Senior Notes, we applied the provisions of ASC 470-50. Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. Borrowings associated with holders of the 4.875% Senior Notes that were not also holders of the Term Loan Facility were accounted for as new issuances, as we did not have a previous financing relationship with these creditors. As such, we capitalized $3.9 million (i.e. pro rata portion) of third party costs, primarily associated with issuances to these creditors, as deferred financing costs.

In connection with the amendment of the Term Loan Facility entered into in December 2013, we recorded a $1.9 million loss to Other, net, which is composed primarily of transaction costs, in the three months ended December 31, 2013.
In connection with the amendment of the Term Loan Facility entered into in December 2012, we recorded a loss in Other, net of $2.2 million, including the write-off of debt issuance costs and original issue discount of $0.2 million, in the three months ended December 31, 2012.
In April 2011, we announced the commencement of cash tender offers related to the 8% Senior Notes due 2014 ("8% Notes") and the 9% Senior Subordinated Notes due 2016 ("9% Notes"). The cash tender offers settled during the second quarter of 2011. The aggregate principal amount of the 8% Notes validly tendered was $13.0 million, representing approximately 6.5% of the outstanding 8% Notes. The aggregate principal amount of the 9% Notes tendered was €38.1 million, representing approximately 21.5% of the outstanding 9% Notes. We paid $67.7 million in principal ($13.0 million for the 8% Notes and €38.1 million for the 9% Notes), $2.9 million in premiums, and $0.2 million of accrued interest to settle the tender offers and retire the debt in May 2011.
Following the conclusion of the cash tender offers, we redeemed the remaining 8% Notes and 9% Notes. The redemption settled during the second quarter of 2011. We paid $385.2 million in principal ($188.2 million for the 8% Notes and €139.0 million for the 9% Notes), $15.4 million in premiums, and $1.1 million of accrued interest to settle the redemption and retire the debt in June 2011. The redemption transactions were funded from the issuance of new debt as part of our refinancing transactions discussed above in "Refinancing Transactions."
In connection with these 2011 refinancing transactions, in the year ended December 31, 2011, we recorded a loss in Other, net of $44.0 million, including the write-off of debt issuance costs of $13.7 million. We also capitalized deferred financing costs of $20.9 million and recognized original issue discount of $5.5 million related to these transactions.
We applied the provisions of ASC 470-50 in accounting for the transactions described above.
Leases
We operate in leased facilities with initial terms ranging up to 20 years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance, and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $6,493, $6,119, and $6,350, respectively.
In 2011, we recorded a capital lease obligation for a new facility in Baoying, China. The obligation recorded as of December 31, 2013 and 2012 was $8,497 and $7,730, respectively.
In 2009, we recorded a capital lease obligation related to a lease amendment for the factory building and facilities located in Changzhou, China. The capital lease will mature in October 2016, at which time the title will transfer to us. As of December 31, 2013 and 2012, the capital lease obligation outstanding was $494 and $638, respectively.
In 2008, our Malaysian operating subsidiary entered into a series of agreements to sell and leaseback the land, building, and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at RM41.0 million (or $12.6 million based on the closing date exchange rate), was accounted for as a financing transaction. Accordingly, the land, building, and equipment remains on the consolidated balance sheets, and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2013 and 2012, the outstanding liability recorded was $9,011 and $10,015, respectively.
We have recorded a capital lease, which matures in 2025, for a facility in Attleboro, Massachusetts. As of December 31, 2013 and 2012, the capital lease obligation outstanding for this facility was $25,876 and $26,879, respectively.
Other Financing Obligations
In 2013, we entered into an agreement with one of our suppliers, Measurement Specialties, Inc. ("MEAS"), under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019. As of December 31, 2013, we have recognized a liability of $8,315 within Capital lease and other financing obligations related to this agreement.
Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan Facility is on May 12, 2019. The Term Loan Facility must be repaid in full on or prior to such maturity date. The 6.5% Senior Notes and the 4.875% Senior Notes mature on May 15, 2019 and October 15, 2023, respectively.
Remaining mandatory principal repayments of long-term debt, excluding capital lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2014 through 2018 and thereafter are as follows:

For the year ended December 31,	Aggregate Maturities
2014	$4,752
2015	4,752
2016	4,752
2017	4,752
2018	4,752
Thereafter	1,650,302
Total long-term debt principal payments	$1,674,062
Compliance with Financial and Non-Financial Covenants
As of, and for the year ended, December 31, 2013, we were in compliance with all of the covenants and default provisions associated with our indebtedness.
9. Income Taxes
Effective April 27, 2006 (inception), and concurrent with the completion of the acquisition of the Sensors and Controls business ("S&C") of Texas Instruments Incorporated ("TI") (the "2006 Acquisition"), we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our U.S. subsidiaries executed a separation and distribution agreement that divided our U.S. sensors and controls businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the United States. Our remaining subsidiaries will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Belgium, Bulgaria, South Korea, Malaysia, and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries, are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.
Since our inception, we have incurred tax losses in the U.S., resulting in allowable tax net operating loss carryforwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary, and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC 740 to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we established a full valuation allowance on the deferred tax assets in jurisdictions in which it is more likely than not that such assets will not be utilized in the foreseeable future.
Income from continuing operations before income taxes for the years ended December 31, 2013, 2012, and 2011 is as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2013	$(80,426)	$314,363	$233,937
2012	$(100,156)	$272,821	$172,665
2011	$(66,901)	$142,236	$75,335

Provision for/(benefit from) income taxes for the years ended December 31, 2013, 2012, and 2011 is as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2013:
Current	$—	$19,826	$275	$20,101
Deferred	11,857	13,919	(65)	25,711
Total	$11,857	$33,745	$210	$45,812
2012:
Current	$—	$21,500	$295	$21,795
Deferred	16,039	(42,754)	104	(26,611)
Total	$16,039	$(21,254)	$399	$(4,816)
2011:
Current	$—	$19,999	$200	$20,199
Deferred	12,093	33,651	2,918	48,662
Total	$12,093	$53,650	$3,118	$68,861
Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the year ended December 31,
	2013	2012	2011
Tax computed at statutory rate of 35%	$81,878	$60,433	$26,367
Foreign rate tax differential	(66,835)	(31,352)	(16,185)
Unrealized foreign exchange (gains) and losses, net	(4,029)	(10,649)	(3,258)
Change in tax law or rates	(4,402)	(402)	(11,538)
Withholding taxes not creditable	16,101	3,247	6,487
Losses not tax benefited	25,192	49,761	59,868
Release of valuation allowances	—	(82,553)	(411)
U.S. state taxes, net of U.S. federal benefit	114	293	2,027
Reserve for tax exposure	(13,674)	4,483	4,208
Other	11,467	1,923	1,296
	$45,812	$(4,816)	$68,861
In December 2013, Mexico enacted a comprehensive tax reform package, which is effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit, which reduced deferred income tax expense by $4,702 for fiscal year 2013.

During the fourth quarter of 2012, we determined, based on available facts, that it was more likely than not that our Netherlands net operating losses would be utilized in the foreseeable future. Therefore, we released the Netherlands' deferred tax asset valuation allowance. A net benefit of approximately $66.0 million is reflected in our 2012 deferred tax provision.
The primary components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Inventories and related reserves	$2,358	$1,841
Accrued expenses	26,176	22,981
Property, plant and equipment	10,972	7,312
Intangible assets	84,080	87,065
Net operating loss, interest expense, and other carryforwards	332,730	307,750
Pension liability and other	3,531	5,072
Share-based compensation	11,765	11,774
Other	598	2,375
Total deferred tax assets	472,210	446,170
Valuation allowance	(379,003)	(342,336)
Net deferred tax asset	93,207	103,834
Deferred tax liabilities:
Property, plant and equipment	(9,668)	(16,393)
Intangible assets and goodwill	(289,804)	(282,077)
Tax on undistributed earnings of subsidiaries	(39,834)	(24,772)
Other	(7,496)	(4,177)
Total deferred tax liabilities	(346,802)	(327,419)
Net deferred tax liability	$(253,595)	$(223,585)
Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2013 will be allocated to income tax benefit recognized in the consolidated statements of operations.
A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses and in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference, which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of $36,667, and for the year ended December 31, 2012 was a decrease of $26,614.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or holidays in their respective jurisdictions. Our subsidiary in Malaysia negotiated a five-year tax exemption, retroactive to April 2006. The tax exemption was conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The exemption period ended April 2011. Our subsidiary in Changzhou, China, is eligible for a five-year tax holiday that began in 2008. Starting in 2013, our subsidiary in Changzhou, China is eligible for a reduced tax rate of 15%. The impact of the tax holidays and exemptions on our effective rate is included in the Foreign tax rate differential line in the reconciliation of the statutory rate to effective rate.
Withholding taxes may apply to intercompany interest, royalty, and management fees and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient's ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.

As of December 31, 2013, we have U.S. federal net operating loss carryforwards of $426,452. Our U.S. federal net operating loss and interest carryforwards include $194,078 related to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2033 and state net operating loss carryforwards will expire from 2014 to 2033. It is more likely than not that these net operating losses will not be utilized in the foreseeable future. We also have non-U.S. net operating loss carryforwards of $17,497, which will begin to expire in 2015. Additionally, we have tax credits in the Netherlands related to branch profits totaling $24,140 that have an unlimited life.
We believe a change of ownership within the meaning of Section 382 of the Internal Revenue Code occurred in the fourth quarter of 2012. As a result, our U.S. federal net operating loss utilization will be limited to an amount equal to the market capitalization of our U.S. subsidiaries at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of fifty percentage points or more in the ownership positions of certain stockholders owning five percent or more of our common stock over a three year rolling period. We do not believe the resulting change will prohibit the utilization of our U.S. federal net operating loss.
A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2010	$16,955
Increases related to current year tax positions	1,233
Decreases related to lapse of applicable statute of limitations	(2,392)
Balance as of December 31, 2011	15,796
Increases related to prior year tax positions	8,191
Increases related to current year tax positions	2,574
Decreases related to lapse of applicable statute of limitations	(1,447)
Decreases related to settlements with tax authorities	(3,341)
Balance as of December 31, 2012	21,773
Increases related to prior year tax positions	456
Increases related to current year tax positions	9,694
Decreases related to lapse of applicable statute of limitations	(905)
Decreases related to settlements with tax authorities	(8,774)
Balance as of December 31, 2013	$22,244
We have accrued potential interest and penalties relating to unrecognized tax benefits. For the year ended December 31, 2013, we recognized interest and penalties of $(4,379) and $(4,734), respectively, in the consolidated statements of operations and as of December 31, 2013, we recognized interest and penalties of $1,768 and $68, respectively, in the consolidated balance sheets. For the year ended December 31, 2012, we recognized interest and penalties of $1,516 and $719, respectively, in the consolidated statements of operations and as of December 31, 2012, we recognized interest and penalties of $6,147 and $4,802, respectively, in the consolidated balance sheets. For the year ended December 31, 2011, we recognized interest and penalties of $1,249 and $1,359, respectively, in the consolidated statements of operations and as of December 31, 2011, we recognized interest and penalties of $4,631 and $4,083, respectively, in the consolidated balance sheets.
At December 31, 2013, we anticipate that the liability for uncertain tax positions could decrease by up to $4,563 within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The liability for unrecognized tax benefits generally relates to the allocation of taxable income to the various jurisdictions where we are subject to tax. The amount of unrecognized tax benefits at December 31, 2013 and 2012 that will impact our effective tax rate are $20,063 and $21,773, respectively.
Our major tax jurisdictions include the Netherlands, United States, Japan, Mexico, China, South Korea, Belgium, Bulgaria, and Malaysia. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2007 through 2013.
We have various indemnification provisions in place with TI, Honeywell, and William Blair. These provisions provide for the reimbursement by TI, Honeywell, and William Blair of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses including S&C, First Technology Automotive, and Airpax, respectively.

10. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-retirement plans for current and former employees including defined benefit, defined contribution, and retiree healthcare benefit plans.
U.S. Benefit Plans
The principal retirement plans in the U.S. include a qualified defined benefit pension plan and a defined contribution plan. In addition, we provide post-retirement medical coverage and non-qualified benefits to certain employees.
Defined Benefit Pension Plans
The benefits under the qualified defined benefit pension plan are determined using a formula based upon years of service and the highest five consecutive years of compensation.
TI closed the qualified defined benefit pension plan to participants hired after November 1997. In addition, participants eligible to retire under the TI plan as of April 26, 2006 were given the option of continuing to participate in the qualified defined benefit pension plan or retiring under the qualified defined benefit pension plan and thereafter participating in an enhanced defined contribution plan.
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. We do not expect to contribute to the qualified defined benefit pension plan during 2014.
We also sponsor a non-qualified defined benefit pension plan, which is closed to new participants and is unfunded.
Effective January 31, 2012, we froze the defined benefit pension plans and eliminated future benefit accruals.
Defined Contribution Plans
Prior to August 1, 2012, we offered two defined contribution plans. Both defined contribution plans offered an employer matching savings option that allowed employees to make pre-tax contributions to various investment choices.
Employees who elected not to remain in the qualified defined benefit pension plan, and new employees hired after November 1997, could participate in an enhanced defined contribution plan, where employer matching contributions were provided for up to 4% of the employee’s annual eligible earnings. In addition, this plan provided for an additional fixed employer contribution of 2% of the employee’s annual eligible earnings for employees who elected not to remain in the qualified defined benefit pension plan and employees hired between November 1997 and December 31, 2003. Effective in 2012, we discontinued the additional fixed employer contribution of 2%.
Employees who remained in the qualified defined benefit pension plan were permitted to participate in a defined contribution plan, where 50% employer matching contributions were provided for up to 2% of the employee’s annual eligible earnings. Effective in 2012, we increased the employer matching contribution to 100% for up to 4% of the employee's annual eligible earnings.
In 2012, we merged the two defined contribution plans into one plan. The combined plan provides for an employer matching contribution of up to 4% of the employee's annual eligible earnings. Our matching of employees’ contributions under our defined contribution plan is discretionary and is based on our assessment of our financial performance.
The aggregate expense related to the defined contribution plans for U.S. employees was $2,770, $2,748, and $2,762 for the years ended December 31, 2013, 2012, and 2011, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service, and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. For the year ended December 31, 2013, we did not, and do not expect to, receive any amount of Medicare Part D Federal subsidy. Our projected benefit obligation as of December 31, 2013 and 2012 did not include an assumption for a Federal subsidy. U.S. retiree healthcare benefit plan obligations for employees that retired prior to the 2006 Acquisition have been assumed by TI.

In the fourth quarter of 2013, we amended the retiree healthcare benefit plan to eliminate supplemental medical coverage offered to Medicare eligible retirees, effective January 1, 2014. As a result of the amendment, we recognized a gain of $7.2 million that was recorded in Accumulated other comprehensive loss in the fourth quarter of 2013, which will be amortized as a component of net periodic benefit cost over the remaining average service period to the full eligibility dates of the active plan participants. This is a period of approximately 5 years.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We expect to contribute approximately $1,959 to non-U.S. defined benefit plans during 2014.
Impact on Financial Statements
The following table outlines the net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	2013			2012			2011
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$—	$252	$2,274	$81	$262	$2,989	$2,109	$200	$2,984
Interest cost	1,441	589	1,156	1,936	654	1,155	2,703	605	1,088
Expected return on plan assets	(2,509)	—	(908)	(3,655)	—	(1,000)	(2,599)	—	(819)
Amortization of net loss	954	491	399	52	317	480	662	43	378
Amortization of prior service cost	—	—	10	—	—	12	—	—	12
Loss on settlement	779	—	18	613	—	384	11	—	537
Gain on curtailment	—	—	—	—	—	—	(81)	—	—
Net periodic benefit cost	$665	$1,332	$2,949	$(973)	$1,233	$4,020	$2,805	$848	$4,180

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013			2012
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$64,179	$18,094	$44,576	$51,950	$13,595	$43,876
Service cost	—	252	2,274	81	262	2,989
Interest cost	1,441	589	1,156	1,936	654	1,155
Plan participants’ contributions	—	—	158	—	—	204
Plan amendment	—	(7,195)	(168)	—	—	—
Actuarial (gain)/loss	(3,142)	(626)	(1,069)	13,403	3,985	3,495
Settlements	(5,231)	—	(191)	(3,187)	—	(3,042)
Benefits paid	(248)	(538)	(947)	(4)	(402)	(1,078)
Foreign currency exchange rate changes	—	—	(5,683)	—	—	(3,023)
Ending balance	$56,999	$10,576	$40,106	$64,179	$18,094	$44,576
Change in Plan Assets
Beginning balance	$53,950	$—	$38,222	$51,241	$—	$36,664
Actual return on plan assets	1,413	—	1,774	5,896	—	3,451
Employer contributions	6,049	538	2,686	4	402	5,284
Plan participants’ contributions	—	—	158	—	—	204
Settlements	(5,231)	—	(191)	(3,187)	—	(3,042)
Benefits paid	(248)	(538)	(947)	(4)	(402)	(1,078)
Foreign currency exchange rate changes	—	—	(5,973)	—	—	(3,261)
Ending balance	$55,933	$—	$35,729	$53,950	$—	$38,222
Funded status at end of year	$(1,066)	$(10,576)	$(4,377)	$(10,229)	$(18,094)	$(6,354)
Accumulated benefit obligation at end of year	$56,999	NA	$32,748	$64,179	NA	$36,347
The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$2,625	$—	$2,581	$—	$—	$139
Current liabilities	(473)	(815)	(429)	(294)	(679)	(1,096)
Noncurrent liabilities	(3,218)	(9,761)	(6,529)	(9,935)	(17,415)	(5,397)
	$(1,066)	$(10,576)	$(4,377)	$(10,229)	$(18,094)	$(6,354)

Balances recognized within Accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs, net of tax, as of December 31, 2013, 2012, and 2011 are as follows:

	2013			2012			2011
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service cost	$—	$(4,517)	$(4)	$—	$—	$141	$—	$—	$149
Net loss	$17,312	$4,914	$7,790	$19,661	$5,615	$9,194	$9,167	$1,948	$8,833
We expect to amortize a gain of $(331) from accumulated other comprehensive loss to net periodic benefit costs during 2014.
Information for plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$3,691	$12,042	$64,179	$13,053
Accumulated benefit obligation	$3,691	$9,099	$64,179	$10,053
Plan assets	$—	$5,084	$53,950	$6,560
Information for plans with a projected benefit obligation in excess of plan assets as of December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$14,267	$12,042	$82,273	$13,053
Plan assets	$—	$5,084	$53,950	$6,560
Other changes in plan assets and benefit obligations, net of tax, recognized in Other comprehensive (income)/loss for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the year ended December 31,
	2013			2012			2011
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net (gain)/loss	$(1,284)	$(393)	$(1,072)	$11,159	$3,984	$1,096	$4,309	$633	$1,879
Amortization of net loss	(576)	(308)	(314)	(52)	(317)	(350)	(416)	(27)	(253)
Amortization of prior service cost	—	—	(6)	—	—	(8)	—	—	(7)
Plan amendment	—	(4,517)	(139)	—	—	—	(9,744)	—	—
Settlement loss	(489)	—	(18)	(613)	—	(385)	(7)	—	(538)
Total recognized in other comprehensive (income)/loss	$(2,349)	$(5,218)	$(1,549)	$10,494	$3,667	$353	$(5,858)	$606	$1,081

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	3.50%	3.40%	2.50%	3.40%
Non-U.S. assumed discount rate	2.73%	NA	2.85%	NA
Non-U.S. average long-term pay progression	3.23%	NA	3.21%	NA

Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the year ended December 31,
	2013			2012			2011
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	2.50%	3.40%		4.00%	4.30%		4.50%	5.00%
Non-U.S. assumed discount rate	2.85%	NA		2.85%	NA		2.87%	NA
U.S. average long-term rate of return on plan assets	4.75%	—	(1)	7.00%	—	(1)	7.00%	—	(1)
Non-U.S. average long-term rate of return on plan assets	2.61%	NA		2.79%	NA		2.36%	NA
U.S. average long-term pay progression	—%	—	(2)	4.00%	—	(2)	4.00%	—	(2)
Non-U.S. average long-term pay progression	3.21%	NA		3.18%	NA		3.18%	NA
 __________________

(1)	Long-term rate of return on plan assets is not applicable to our U.S. retiree healthcare benefit plan as we do not hold assets for this plan.

(2)	Rate of compensation increase is not applicable to our U.S. retiree healthcare benefit plan as compensation levels do not impact earned benefits.
Assumed healthcare cost trend rates for the U.S. retiree healthcare benefit plan as of December 31, 2013, 2012, and 2011 are as follows:

	Retiree Healthcare
	December 31, 2013	December 31, 2012	December 31, 2011
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.60%	7.90%	8.30%
Attributed to age 65 or greater	7.00%	7.20%	8.30%
Ultimate trend rate	4.50%	4.50%	4.50%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2029	2029	2029
Attributed to age 65 or greater	2029	2029	2029

Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2013 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$5	$(4)
Effect on post-retirement benefit obligations	$67	$(84)
The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	Non-U.S. Defined Benefit

2014	$5,516	$815	$1,054
2015	5,546	1,025	1,151
2016	5,712	1,223	1,434
2017	5,710	1,290	1,856
2018	5,369	1,316	1,664
2019-2023	20,163	5,076	12,271
Plan Assets
We hold assets for our defined benefit plans in the U.S., Japan, the Netherlands, and Belgium. Information about the assets for each of these plans is detailed below.
U.S. Plan Assets
In 2012, we made the decision to change the target asset allocation of the U.S. defined benefit plan from 51% fixed income and 49% equity to 84% fixed income and 16% equity securities, to better protect the funded status of our U.S. defined benefit plan. To arrive at the targeted asset allocation, we and our investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2013:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2013
U.S. large cap equity	6%	9%
U.S. small / mid cap equity	4%	3%
International (non-U.S.) equity	6%	6%
Fixed income (U.S. investment grade)	82%	79%
High-yield fixed income	1%	2%
International (non-U.S.) fixed income	1%	1%
The portfolio is monitored for automatic rebalancing on a monthly basis.

The following table presents information about the plan assets measured at fair value as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2013				December 31, 2012
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$5,155	$—	$—	$5,155	$3,970	$—	$—	$3,970
U.S. small / mid cap equity	1,766	—	—	1,766	1,585	—	—	1,585
International (non-U.S.) equity	3,432	—	—	3,432	3,212	—	—	3,212
Total equity mutual funds	10,353	—	—	10,353	8,767	—	—	8,767
Fixed income (U.S. investment grade)	44,185	—	—	44,185	43,564	—	—	43,564
High-yield fixed income	841	—	—	841	912	—	—	912
International (non-U.S.) fixed income	554	—	—	554	707	—	—	707
Total fixed income mutual funds	45,580	—	—	45,580	45,183	—	—	45,183
Total	$55,933	$—	$—	$55,933	$53,950	$—	$—	$53,950
Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, and cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investment in individual securities, derivatives, long-duration fixed income, and cash and cash equivalents is permitted, the plan did not hold these types of investments as of December 31, 2013 or 2012.
Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange, and natural resources (such as timber, oil, and gas).
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
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2013:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2013
Equity securities	30% – 50%	51%
Fixed income securities and cash and cash equivalents	50% – 70%	49%

The following table presents information about the plan assets measured at fair value as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2013				December 31, 2012
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$3,673	$—	$—	$3,673	$3,201	$—	$—	$3,201
International (non-U.S.) equity	8,793	3,296	—	12,089	8,569	3,616	—	12,185
Total equity securities	12,466	3,296	—	15,762	11,770	3,616	—	15,386
U.S. fixed income	1,278	2,220	—	3,498	1,639	3,003	—	4,642
International (non-U.S.) fixed income	10,205	890	—	11,095	10,706	798	—	11,504
Total fixed income securities	11,483	3,110	—	14,593	12,345	3,801	—	16,146
Cash and cash equivalents	291	—	—	291	131	—	—	131
Total	$24,240	$6,406	$—	$30,646	$24,246	$7,417	$—	$31,663
The fair value of equity securities and bonds are based on publicly-quoted final stock and bond values on the last business day of the year.
Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with certain credit ratings, and cash and cash equivalents.
The Netherlands Plan Assets
The assets of the Netherlands defined benefit plans are composed of insurance policies. The contributions (or premiums) we pay are used to purchase insurance policies that provide for specific benefit payments to our plan participants. The benefit formula is determined independently by us. On retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant. The contributions paid by us are commingled with contributions paid to the insurance provider by other employers for investment purposes and to reduce costs of plan administration. These Netherlands' defined benefit plans are not multi-employer plans.
The following tables present information about the plans’ assets measured at fair value as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2013				December 31, 2012
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$4,463	$4,463	$—	$—	$5,973	$5,973
Total	$—	$—	$4,463	$4,463	$—	$—	$5,973	$5,973

The following table outlines the rollforward of the Netherlands plan Level 3 assets for the years ended December 31, 2013 and 2012:

Fair value measurement using significant unobservable inputs (Level 3)
Balance as of December 31, 2011	$4,025
Actual return on plan assets still held at reporting date	882
Purchases, sales, settlements, and exchange rate changes	1,066
Balance as of December 31, 2012	5,973
Actual return on plan assets still held at reporting date	(2,647)
Purchases, sales, settlements, and exchange rate changes	1,137
Balance as of December 31, 2013	$4,463
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
Belgium Plan Assets
The assets of the Belgium defined benefit plan are composed of insurance policies. As of December 31, 2013 and 2012 the fair value of these plan assets was $620 and $587, respectively, and are considered to be Level 3 financial instruments.
11. Share-Based Payment Plans
In connection with the completion of our IPO, we adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (the “2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for our present and future eligible employees to purchase our ordinary shares and acquire a proprietary interest in us. The purpose of the 2010 Equity Incentive Plan is to promote long-term growth and profitability by providing our present and future eligible directors, officers, employees, consultants, and advisors with incentives to contribute to, and participate in, our success.
Prior to our IPO, we implemented management compensation plans to align compensation for certain key executives with our performance. The objective of the plans is to promote our long-term growth and profitability, along with that of our subsidiaries, by providing those persons who are involved in our successes with an opportunity to acquire an ownership interest in us. The following plans established prior to our IPO are still in effect and are: (i) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (the “2006 Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan; and (ii) the First Amended and Restated 2006 Management Securities Purchase Plan (the “Restricted Stock Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.
On May 22, 2013, our shareholders approved an amendment to the 2010 Equity Incentive Plan to increase the number of ordinary shares authorized for issuance under the 2010 Equity Incentive Plan by 5,000 ordinary shares to a total of 10,000 ordinary shares. A summary of the ordinary shares authorized and available under each of our outstanding equity plans as of December 31, 2013 is presented below:

	Shares Authorized	Shares Available
2010 Equity Incentive Plan	10,000	6,613
2010 Stock Purchase Plan	500	479
We have no intention to issue shares from either the 2006 Stock Option Plan or the Restricted Stock Plan in the future.

Options
A summary of stock option activity for the years ended December 31, 2011, 2012, and 2013 is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options
Balance as of December 31, 2010	10,089	$8.81	6.16	$214,844
Granted	831	34.54
Forfeited	(91)	12.33
Exercised	(2,804)	7.07		74,525
Balance as of December 31, 2011	8,025	12.05	5.80	121,095
Granted	1,301	32.09
Forfeited	(502)	29.79
Exercised	(1,948)	8.34		44,943
Balance as of December 31, 2012	6,876	15.60	5.55	118,660
Granted	887	32.97
Forfeited and expired	(147)	26.29
Exercised	(2,474)	8.39		68,291
Balance as of December 31, 2013	5,142	21.75	7.75	87,506
Options vested and exercisable as of December 31, 2013	3,429	17.14	4.91	74,183
Vested and expected to vest as of December 31, 2013(1)	5,041	21.55	6.01	86,785
  __________________

(1)
Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our unvested options as of December 31, 2013 and of the changes during the year then ended is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2012	1,672	$9.61
Granted during the year	887	$10.37
Vested during the year	(711)	$9.38
Forfeited during the year	(135)	$8.62
Unvested as of December 31, 2013	1,713	$10.38
The fair value of stock options that vested during the years ended December 31, 2013, 2012, and 2011 was $6,672, $10,976, and $9,722 respectively.
Options granted in 2009 and prior vest ratably over a period of 5 years. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and options vest immediately upon a change-in-control transaction under which (i) the investor group disposes of or sells more than 50% of the total voting power or economic interest in us to one or more independent third parties and (ii) disposes of or sells all or substantially all of our assets. Beginning in 2010, options granted to employees under the 2010 Equity Incentive Plan vest 25% per year over four years from the date of grant and do not include the same change-in-control provisions as options granted in 2009. Options granted to directors under the 2010 Equity Incentive Plan vest after one year.

We recognize compensation expense for options on a straight-line basis over the requisite service period, which is generally the same as the vesting period. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date, and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire six months after the participant’s termination date).
The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2013, 2012, and 2011 was $10.37, $10.72, and $11.98, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. See Note 2, "Significant Accounting Policies," for further discussion of how we estimate the fair value of options. The weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	30.00%	30.00%
Risk-free interest rate	1.10%	1.88%	2.48%
Expected term (years)	6.1	6.3	6.2
Fair value per share of underlying ordinary shares	$32.97	$32.09	$34.54
We granted 120, 116, and 79 options to our directors under the 2010 Equity Incentive Plan in 2013, 2012, and 2011, respectively. These options vest after one year and are not subject to performance conditions. The grant date fair value per share of these options was $10.25, $9.31, and $10.70, respectively.
Restricted Securities
We grant restricted securities that include a performance condition. The performance based restricted securities generally cliff vest three years after the grant date. The number of securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. We also grant non-performance based restricted securities that primarily cliff vest over various lengths of time ranging from 1 to 4 years, and others that vest 25% per year over four years. See Note 2, "Significant Accounting Policies," for discussion of how we estimate the fair value of restricted securities.
A summary of performance based restricted securities granted in the past three years is presented below:

Year ended December 31,	Performance Restricted Securities Granted	Weighted-Average Grant-Date Fair Value
2011	129	$34.72
2012	192	$32.11
2013	122	$32.70
As of December 31, 2013, the performance conditions for securities granted in 2011 and 2012 were deemed not probable of occurring. Therefore, no cumulative compensation expense has been recorded for these awards over the period since their grant.
As of December 31, 2013, we considered it probable that the performance condition associated with the securities granted in 2013 will be met.
In addition, in 2013, 2012, and 2011 we granted 124, 147, and 1 restricted securities, respectively, for which there is no performance condition, to certain of our employees under the 2010 Equity Incentive Plan. The weighted-average grant date fair value of these securities was $32.87, $27.58, and $35.01, respectively.

A summary of the unvested restricted securities (both service and performance based) activity for 2011, 2012, and 2013 is presented in the table below (amounts have been calculated based on unrounded shares):

	Restricted Securities	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2010	400	$16.47
Granted	130	34.72
Forfeited	(9)	21.01
Vested	(130)	13.39
Balance as of December 31, 2011	390	23.47
Granted	339	30.15
Forfeited	(131)	30.33
Vested	(110)	17.72
Balance as of December 31, 2012	489	27.64
Granted	246	32.79
Forfeited	(41)	26.43
Vested	(64)	18.32
Balance as of December 31, 2013	629	$30.84
Aggregate intrinsic value information for restricted securities as of December 31, 2013, 2012, and 2011 is presented below:

	December 31, 2013	December 31, 2012	December 31, 2011
Outstanding	$24,390	$15,868	$6,087
Expected to vest	$14,670	$9,172	$5,770
The expected to vest restricted securities are calculated by considering our assessment of the probability of meeting the required performance conditions and/or by applying a forfeiture rate assumption to the balance of the unvested restricted securities.
The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2013, 2012, and 2011 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Outstanding	1.5	1.9	2.8
Expected to vest	2.0	2.3	2.9
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards:

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Options	$6,790	$11,777	$7,412
Restricted securities	2,177	2,937	600
Total share-based compensation expense	$8,967	$14,714	$8,012
This compensation expense is recorded within SG&A expense in the consolidated statements of operations during the identified periods, with the exception of the amount recognized related to the amendment of the share-based compensation awards of our former Chief Executive Officer, as discussed below. We did not recognize a tax benefit associated with these expenses and did not capitalize any cost as an asset.

During the year ended December 31, 2012, in connection with the retirement of our former Chief Executive Officer, we entered into an amendment of outstanding equity awards. Pursuant to the amendment, our former Chief Executive Officer's outstanding equity awards were amended as follows: (i) all of his outstanding unvested stock options fully vested in December 2012; (ii) all outstanding stock options that vested as of December 31, 2012 will remain exercisable until ten years from the date of original grant, subject to certain exceptions set forth in the amendment; (iii) unvested restricted stock that was subject only to time-based vesting fully vested in December 2012; and (iv) the condition in his restricted stock grant and award agreements that he remain employed until a specified date was waived and all outstanding restricted stock subject to performance-based vesting will remain subject to the performance vesting conditions set forth in the applicable grant and award agreement. As a result of the modification, we recorded a non-cash charge of $6,404, which was classified within the Restructuring and special charges line of our consolidated statements of operations for the year ended December 31, 2012.
The table below presents unrecognized compensation expense at December 31, 2013 for each class of award, and the remaining expected term for this expense to be recognized:

	Unrecognized compensation expense	Expected recognition (years)
Options	$12,018	2.19
Restricted securities	7,531	1.98
Total unrecognized compensation expense	$19,549
12. Shareholders’ Equity
On March 16, 2010, we completed an IPO of our ordinary shares. Since then, we have completed secondary public offerings of our ordinary shares. Our principal shareholder, Sensata Investment Company S.C.A. ("SCA"), and certain members of management participated in the secondary offerings. The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management. As of December 31, 2013, SCA owned approximately 18% of our outstanding ordinary shares.
The following table summarizes the details of our IPO and secondary offerings:

	Date of Completion	Ordinary shares sold by us	Ordinary shares sold by our existing shareholders and employees	Offering price per share	Net proceeds received (1)
IPO	March 16, 2010	26,316	5,284	$18.00	$436,053
Over-allotment (2)	April 14, 2010	—	4,740	$18.00	$2,515
Secondary public offering (2)	November 17, 2010	—	23,000	$24.10	$3,696
Secondary public offering	February 24, 2011	—	20,000	$33.15	$2,137
Over-allotment (2)	March 2, 2011	—	3,000	$33.15	$261
Secondary public offering	December 17, 2012	—	10,000	$29.95	$2,384
Secondary public offering	February 19, 2013	—	15,000	$33.20	$—
Secondary public offering	May 28, 2013	—	12,500	$35.95	$—
Secondary public offering	December 6, 2013	—	15,500	$38.25	$—
(1) The proceeds received by us, which include proceeds received from the exercise of stock options, are net of underwriters' discounts and commissions and offering expenses.
(2) Represents or includes shares exercised by the underwriters' option to purchase additional shares from the selling shareholders.
Our authorized share capital consists of 400,000 ordinary shares with a nominal value of €0.01 per share, of which 178,437 ordinary shares were issued and 171,975 were outstanding as of December 31, 2013. This excludes 629 unvested restricted securities. We also have authorized 400,000 preference shares with a nominal value of €0.01 per share, none of which are issued or outstanding. See Note 11, "Share-Based Payment Plans," for awards available for grant under our outstanding equity plans.

Treasury Shares
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. During 2013, we repurchased 3,902 ordinary shares under this program for an aggregate purchase price of approximately $126.2 million at an average price of $32.33 per ordinary share. On October 28, 2013, the Board of Directors amended the terms of the share buyback program, and reset the amount available for share repurchases to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any repurchase of shares will be funded by cash from operations. The amended share repurchase program may be modified or terminated by our Board of Directors at any time. During 2013, under the amended program, we repurchased 4,680 ordinary shares for an aggregate purchase price of approximately $178.9 million at a weighted-average price of $38.24 per ordinary share. Of the ordinary shares repurchased under the amended program, 4,500 were repurchased from SCA in a private, non-underwritten transaction, concurrently with the closing of the December 2013 secondary offering, at $38.25 per ordinary share, which was equal to the price paid by the underwriters.
Subsequent to December 31, 2013, under the amended program, we repurchased 159 ordinary shares for an aggregate purchase price of approximately $6.1 million at a weighted-average average price of $38.30.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the FIFO method. During 2013, we issued 2,501 ordinary shares held in treasury as part of our share-based compensation programs and employee stock purchase plan. In connection with our treasury share reissuances, we recognized a loss of $59.5 million in 2013 that was recorded in Accumulated deficit.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Net Unrealized (Loss)/Gain on Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2010	$(3,190)	$(24,268)	$(27,458)
Pre-tax current period change	63	6,322	6,385
Income tax expense	—	(2,151)	(2,151)
Balance as of December 31, 2011	(3,127)	(20,097)	(23,224)
Pre-tax current period change	(3,151)	(14,330)	(17,481)
Income tax benefit/(expense)	1,483	(184)	1,299
Balance as of December 31, 2012	(4,795)	(34,611)	(39,406)
Pre-tax current period change	(3,756)	14,621	10,865
Income tax benefit/(expense)	939	(5,505)	(4,566)
Balance as of December 31, 2013	$(7,612)	$(25,495)	$(33,107)

The following presents details of the components of Other comprehensive income/(loss), net of tax, for the year ended December 31, 2013:

	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Change in Accumulated Other Comprehensive Loss
Other comprehensive income/(loss) before reclassifications	$(4,767)	$7,405	$2,638
Amounts reclassified from Accumulated other comprehensive loss	1,950	1,711	3,661
Net current period other comprehensive income/(loss)	$(2,817)	$9,116	$6,299
The details about the amounts reclassified from Accumulated other comprehensive loss for the year ended December 31, 2013 are as follows:

Component	Amount Reclassified from Accumulated Other Comprehensive Loss (3)	Affected Line in Consolidated Statements of Operations
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$1,063	Interest expense (1)
Interest rate caps	1,097	Other, net (1)
Foreign currency forward contracts	2,206	Net revenue (1)
Foreign currency forward contracts	(1,766)	Cost of revenue (1)
	2,600	Total before tax
	(650)	Provision for/(benefit from) income taxes
	$1,950	Net of tax

Defined benefit and retiree healthcare plans	$2,651	Various (2)
	(940)	Provision for/(benefit from) income taxes
	$1,711	Net of tax

(1) See Note 16, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.
(2) Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, and Selling, general and administrative line items in the consolidated statements of operations. These amounts reclassified are included in the computation of net periodic benefit cost. See Note 10, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

(3) Amounts in parentheses indicate credits in the consolidated statements of operations.

13. Related Party Transactions
The table below presents related party transactions recognized since the year ended December 31, 2010.

	Administrative Services Agreement	Legal Services
Charges recognized in SG&A expense
2013	$(281)	$1,022
2012	$177	$835
2011	$280	$2,554

Payments made related to charges recognized in SG&A expense
2013	$—	$1,256
2012	$385	$1,030
2011	$79	$4,122
Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory, and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement were recorded in SG&A expense. On May 10, 2013, the Administrative Services Agreement was terminated upon a mutual agreement between us and SCA. As of December 31, 2012, we had an amount due to SCA of $281 under this agreement.
Financing and Acquisition Transactions
We utilize one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the year ended December 31, 2013, we accrued $372 for legal services provided by this shareholder in connection with our refinancing transactions, of which $272 was paid as of December 31, 2013. During the year ended December 31, 2011, we paid $893 to this shareholder in connection with our refinancing transactions. These amounts related to our refinancing transactions are not reflected in the table above. As of December 31, 2013 and 2012, we had an amount due to this shareholder of $749 and $883, respectively.
During the second quarter of 2011, we paid $1,230 in debt issuance costs to a creditor affiliated with Bain Capital. These fees were paid in connection with our refinancing and were recorded within equity. See Note 8, "Debt," for further discussion of our refinancing transactions.
Cross License Agreement
In connection with the 2006 Acquisition, we entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties grant each other a license to use certain technology used in connection with the other party’s business.
Share Repurchase
We repurchased 4,500 ordinary shares from SCA concurrently with the closing of the December 2013 secondary offering. The share repurchase was effected in a private, non-underwritten transaction at a price per ordinary share of $38.25, which was equal to the price paid by the underwriters.

14. Commitments and Contingencies
Future minimum payments for capital leases, other financing obligations, and non-cancelable operating leases in effect as of December 31, 2013 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2014	$5,409	$1,784	$5,271	$12,464
2015	4,568	2,284	3,490	10,342
2016	4,590	2,284	2,650	9,524
2017	4,439	2,784	2,272	9,495
2018	4,475	10,968	1,878	17,321
2019 and thereafter	33,746	2,004	2,416	38,166
Net minimum rentals	57,227	22,108	17,977	97,312
Less: interest portion	(22,360)	(4,782)	—	(27,142)
Present value of future minimum rentals	$34,867	$17,326	$17,977	$70,170
Non-cancelable purchase agreements exist with various suppliers, primarily for services such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2013, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2014	$20,867
2015	13,591
2016	8,597
2017	3,529
2018	108
2019 and thereafter	115
Total	$46,807
Off-Balance Sheet Commitments
We execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. Performance under these indemnifications would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, we have experienced only minimal and infrequent losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued.
Indemnifications Provided As Part of Contracts and Agreements
We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters:
Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.

Officers and Directors: In connection with our IPO, we entered into indemnification agreements with each of our board members and executive officers pursuant to which we agree to indemnify, defend, and hold harmless, and also advance expenses as incurred, to the fullest extent permitted under applicable law, from damages arising from the fact that such person is or was one of our directors or officers or that of any of our subsidiaries.
Our articles of association provide for indemnification of directors and officers by us to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities, including all expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit, or proceeding, provided he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. The articles do not provide a limit to the maximum future payments, if any, under the indemnification. No indemnification is provided for in respect of any claim, issue, or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty on our behalf.
In addition, we have a liability insurance policy that insures directors and officers against the cost of defense, settlement, or payment of claims and judgments under some circumstances. Certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage.
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
Product Warranty Liabilities
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials, which, depending on the product, exists for a period of twelve to eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit.
We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may provide additional warranties for longer durations, consistent with differing end-market practices, and where our liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability.
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
Our policy is to accrue for warranty claims when a loss is both probable and estimable. This is accomplished by accruing for estimated returns and estimated costs to replace the product at the time the related revenue is recognized. Liabilities for warranty claims have historically not been material. In some instances, customers may make claims for costs they incurred or other damages related to a claim. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings and Claims.
Environmental Remediation Liabilities
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations.
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2013 or 2012.
Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of one of our U.S. operating subsidiaries, Sensata Technologies, Inc., acquired through our acquisition of First Technology Automotive, is party to a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an environmental agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. In 2013, CDI subdivided and sold a portion of the property subject to the post-closure license, including a manufacturing building, but retained the portion of the property that contains the closed hazardous waste surface impoundment, for which it and GTE continue to be subject to the obligations of the post closure license. The buyer of the facility is also now subject to certain restrictions of the post-closure license. CDI has agreed to complete an ecological risk assessment on sediments in an unnamed stream crossing the sold and retained land and to indemnify the buyer for any remediation costs in excess of $30 associated with sediments in the unnamed stream. We do not expect the remaining cost associated with addressing the soil and groundwater contamination, or our obligations relating to the indemnification of the buyer of the facility, to be material.
Legal Proceedings and Claims
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, generally resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
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
We are a defendant in one case related to this system and switch that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal, with the case continuing against Ford. The plaintiff subsequently filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal was completed. On November 18, 2013, the Court of Appeals, 12th Appellate District of Ohio, Madison County (Case No. CA2013-04-012), issued an opinion affirming the summary judgment dismissal granted in our favor. On December 31, 2013, the plaintiff filed notice of appeal in the Supreme Court of Ohio.
As of December 31, 2013, we are a defendant in six lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires related to the the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.2 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigations, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through December 31, 2013. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, STBV and ST Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electromechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred on November 19, 2013. On January 21, 2014, the Milan court issued an order calling for a hearing on February 14, 2014 for purposes of appointing an independent technical expert. We are actively defending the case, but we believe that a loss is probable. We estimate the range of loss to be between $0.3 million and the full amount of the claim. As of December 31, 2013, we have recorded an accrual of $0.3 million, the low end of the range, as we believe that no amount within the range represents a better estimate of loss than any other amount.
Venmar: We have been involved in a related series of claims and lawsuits involving products we sold to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electromechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies,

Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. These lawsuits involve claims for damages in the amount of $0.9 million and $6.2 million, respectively. In light of a related lawsuit settlement in 2012, we believe losses resulting from these matters are reasonably possible, however, we cannot estimate a range of loss at this time. As of December 31, 2013, we have not recorded an accrual for these matters.
Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I (the "Campbell case"). A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division (the "Shuey case"). The plaintiffs allege that one of our circuit breakers was a component in the aircraft and have brought claims of negligence and strict liability. Damages are unspecified. On December 5, 2013, the plaintiff in the Shuey case filed a stipulation dismissing us without prejudice. The Campbell case continues. We do not believe that a loss is probable in these matters. Accordingly, as of December 31, 2013, we have not recorded an accrual for these matters. We have aircraft product liability insurance and the lawsuits have been submitted to our insurer, who has appointed counsel.
Automotive customer: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. The alleged defects are not safety related. We consider a loss related to this matter to be probable. As of December 31, 2013, we have recorded an accrual of $1.3 million, representing our best estimate of the potential loss.
FCPA Voluntary Disclosure
In 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (the “FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship, and our investigation has not identified any other suspect transactions. We contacted the United States Department of Justice (the "DOJ") and the SEC to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying consolidated financial statements.
Matters Resolved During 2013
Termination of Customer Relationship: In April 2013, one of our subsidiaries terminated its relationship with a minor customer in South Korea. The former customer alleged that it had or would incur significant damages due to the termination. This dispute has not resulted in any litigation. As of December 31, 2013, we have not recorded an accrual for this matter. If any litigation arises from this dispute, we intend to defend ourselves vigorously under all defenses that may be available. We have not heard from the former customer since its initial claims and the customer has settled all other accounts with us. Therefore, we no longer consider this matter to be active.
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$1,863	$—	$1,863	$—	$957	$—	$957
Commodity forward contracts	—	151	—	151	—	3,150	—	3,150
Interest rate caps	—	—	—	—	—	8	—	8
Total	$—	$2,014	$—	$2,014	$—	$4,115	$—	$4,115
Liabilities
Foreign currency forward contracts	$—	$11,875	$—	$11,875	$—	$7,049	$—	$7,049
Commodity forward contracts	—	13,229	—	13,229	—	263	—	263
Total	$—	$25,104	$—	$25,104	$—	$7,312	$—	$7,312
See Note 2, "Significant Accounting Policies," under the caption "Financial Instruments," for how we estimate the fair value of our financial instruments. See Note 16, “Derivative Instruments and Hedging Activities," for specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of December 31, 2013 and 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2013, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of December 31, 2013, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.
Goodwill and indefinite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit’s short- and long-term revenue growth rates, operating margins, and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.
The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. See Note 3, "Property, Plant and Equipment," for details of fair value measurements of assets held for sale.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility	$474,062	$—	$475,016	$—	$1,083,500	$—	$1,081,427	$—
6.5% Senior Notes	$700,000	$—	$752,500	$—	$700,000	$—	$742,000	$—
4.875% Senior Notes	$500,000	$—	$472,500	$—	$—	$—	$—	$—
(1) The carrying value is presented excluding discount.
The fair values of our Term Loan Facility, 6.5% Senior Notes, and 4.875% Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, trade receivables, and trade payables are carried at their cost, which approximates fair value because of their short-term nature.
16. Derivative Instruments and Hedging Activities
As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy is described in Note 15, “Fair Value Measures.”
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of December 31, 2013 and 2012, we had posted $0.4 million and $0.0 million in cash collateral, respectively.
Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, we may use interest rate collars and caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the years ended December 31, 2013, 2012, and 2011, we used interest rate collars and/or caps.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the years ended December 31, 2013, 2012, and 2011, we recorded an immaterial amount for ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of December 31, 2013, we estimate that an additional $1.0 million will be reclassified from Accumulated other comprehensive loss to Interest expense during the twelve months ended December 31, 2014.
As of December 31, 2013, we had the following outstanding derivative contract, $367.0 million of which is designated as a cash flow hedge of floating interest payments on our Term Loan Facility:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Amortization	Maturity Date	Index	Strike Rate
Interest rate cap	$600.0	August 12, 2011	NA	August 12, 2014	3-month LIBOR	2.75%
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the criteria to be afforded hedge accounting treatment.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the year ended December 31, 2013, the amount recognized for ineffectiveness in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of December 31, 2013, we estimate that $8.6 million will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending December 31, 2014.
Changes in the fair value of derivatives not designated in hedging relationships are recorded in the consolidated statements of operations as a gain or loss within Other, net. During the years ended December 31, 2013, 2012, and 2011, we recognized in Other, net a (loss)/gain of $(3,290), $(607), and $2,695, respectively, associated with our foreign currency forward contracts.

As of December 31, 2013, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
217.4 EUR	Various from September 2012 to October 2013	Various from February 2014 to December 2015	Euro to U.S. Dollar Exchange Rate	1.34	Designated
53.8 EUR	Various from September 2012 to December 2013	January 28, 2014 and January 31, 2014	Euro to U.S. Dollar Exchange Rate	1.36	Non-designated
1,402.0 JPY	September 5, 2013 and November 7, 2013	Various from February to December 2014	U.S. Dollar to Japanese Yen Exchange Rate	98.91	Designated
305.8 JPY	Various from September to December 2013	January 31, 2014	U.S. Dollar to Japanese Yen Exchange Rate	102.68	Non-designated
38,500.0 KRW	Various from September to November 2013	Various from February to December 2014	U.S. Dollar to Korean Won Exchange Rate	1,083.56	Designated
17,000.0 KRW	Various from September to December 2013	January 29, 2014	U.S. Dollar to Korean Won Exchange Rate	1,067.17	Non-designated
41.8 MYR	November 22, 2013	Various from February to December 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.25	Designated
39.8 MYR	November 22, 2013 and December 26, 2013	January 30, 2014 and January 31, 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.29	Non-designated
541.2 MXN	Various from June to November 2013	Various from February to December 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.53	Designated
89.2 MXN	Various from June to December 2013	January 31, 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.25	Non-designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the criteria to be afforded hedge accounting treatment. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the consolidated statements of operations as a gain or loss within Other, net. During the years ended December 31, 2013, 2012, and 2011, we recognized in Other, net a loss of $(23,218), $(436), and $(1,082), respectively, associated with our commodity contracts.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of December 31, 2013:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,535,792 troy oz.	January 2014 - December 2015	$24.29
Gold	16,582 troy oz.	January 2014 - December 2015	$1,432.62
Nickel	831,997 pounds	January 2014 - December 2015	$7.22
Aluminum	3,338,340 pounds	January 2014 - December 2015	$0.92
Copper	4,543,861 pounds	January 2014 - December 2015	$3.39
Platinum	11,264 troy oz.	January 2014 - December 2015	$1,514.09
Palladium	1,336 troy oz.	January 2014 - December 2015	$727.00
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives

		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$—	$8		$—	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	1,566	937	Accrued expenses and other current liabilities	9,868	3,679
Foreign currency forward contracts		—	—	Other long term liabilities	500	790
Total		$1,566	$945		$10,368	$4,469
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$80	$3,150	Accrued expenses and other current liabilities	$10,096	$263
Commodity forward contracts	Other assets	71	—	Other long term liabilities	3,133	—
Foreign currency forward contracts	Prepaid expenses and other current assets	297	20	Accrued expenses and other current liabilities	1,507	2,580
Total		$448	$3,170		$14,736	$2,843

The following tables present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2013 and 2012:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive Income/ (Loss)		Location of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	2013	2012		2013	2012
Interest rate caps	$(6)	$(716)	Interest expense	$(1,063)	$(717)
Interest rate caps (1)	$—	—	Other, net	$(1,097)	$—
Foreign currency forward contracts	$(7,491)	$(7,153)	Net revenue	$(2,206)	$(2,859)
Foreign currency forward contracts	$1,141	$1,884	Cost of revenue	$1,766	$742

(1) As discussed in Note 8, “Debt,” in April 2013 we completed the issuance and sale of the 4.875% Senior Notes. The proceeds from this issuance and sale, along with cash on hand, were used to, among other things, repay $700.0 million of the Term Loan Facility. As a result of this repayment, it was probable that a portion of the hedged forecasted transactions associated with our interest rate caps would not occur. Accordingly, we reclassified $1.1 million from Accumulated other comprehensive loss to Other, net, in the year ended December 31, 2013.

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2013	2012
Commodity forward contracts	$(23,218)	$(436)	Other, net
Foreign currency forward contracts	$(3,290)	$(607)	Other, net
Interest rate caps	$(2)	$—	Other, net
Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2013, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $25.8 million. As of December 31, 2013, we have posted $0.4 million in cash collateral related to certain of these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
17. Restructuring Costs and Special Charges
Restructuring
Our restructuring programs are described below.
2011 Plan
In 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to our low-cost sites. In 2012, we expanded the 2011 Plan to include additional costs associated with ceasing manufacturing in our JinCheon, South Korea facility.
As of December 31, 2013, we have incurred cumulative costs of $48,697, of which $23,961 was related to severance costs (including $1,513 of pension settlement charges), $21,344 was related to facility exit and other costs, $1,873 was associated with a write-down related to assets in our Cambridge, Maryland facility, including a $(630) fair value adjustment recognized in the year ended December 31, 2012, and the remainder related to other non-cash charges. The 2011 Plan was initiated to manage our cost structure, and therefore the total related costs were not allocated to our reporting segments. As of December 31, 2013, these actions have been completed, and we expect the remaining payments to be made in 2014.
The following table outlines the changes to the restructuring liability associated with the 2011 Plan, excluding the costs related to pension settlements, the impairment charge related to assets in our Cambridge facility, and other related non-cash charges:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2011	$6,836	$—	$6,836
Charges	15,386	14,360	29,746
Reversal of charges	(1,535)	—	(1,535)
Payments	(14,778)	(12,835)	(27,613)
Impact of changes in foreign currency exchange rates	248	—	248
Balance as of December 31, 2012	6,157	1,525	7,682
Charges	758	5,680	6,438
Reversal of charges	(1,106)	—	(1,106)
Payments	(2,920)	(6,861)	(9,781)
Impact of changes in foreign currency exchange rates	(49)	—	(49)
Balance as of December 31, 2013	$2,840	$344	$3,184
MSP Plan
On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consisted primarily of severance and facility exit and other costs, and were related to the sensors segment. Severance was recognized over the expected service period of the affected employees. As of December 31, 2013, we have incurred cumulative costs of $6,835, of which $4,675 related to severance costs and $2,160 was related to facility exit and other costs. As of December 31, 2013, these actions have been completed, and substantially all remaining payments have been made.
The following table outlines the changes to the restructuring liability associated with the MSP Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2011	$2,809	$—	$2,809
Charges	1,568	1,709	3,277
Reversal of charges	(157)	—	(157)
Payments	(1,403)	(1,646)	(3,049)
Impact of changes in foreign currency exchange rates	1	—	1
Balance as of December 31, 2012	2,818	63	2,881
Charges	—	451	451
Reversal of charges	—	—	—
Payments	(2,760)	(514)	(3,274)
Impact of changes in foreign currency exchange rates	—	—	—
Balance as of December 31, 2013	$58	$—	$58
Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. As a result of the damage to our facility, equipment, and inventory caused by the fire and subsequent fire-fighting activities, we incurred a net loss of $1,320 during the year ended December 31, 2012, which includes $1,750 of insurance proceeds. This net loss was recognized in the Restructuring and special charges line of our consolidated statements of operations. We also incurred other costs related to the fire during the years ended December 31, 2013 and 2012, which were primarily recognized in Cost of revenue. During the year ended December 31, 2013, we recognized $10,000 of insurance proceeds related to this fire, of which $820 was recognized in the Restructuring and special charges line of our consolidated statements of operations, and the remainder in Cost of revenue. As discussed in Note 14, "Commitments and Contingencies," we classify insurance proceeds in our consolidated statements of operations in a manner consistent with the related losses. We continue to evaluate the extent to which the remaining costs may be covered under our insurance policies but, at this time, can provide no assurances that we will be able to successfully recover these costs beyond the recoveries recognized during the years ended December 31, 2013 and 2012.
During the year ended December 31, 2012, in connection with the retirement of our former Chief Executive Officer, we entered into a separation agreement and amendment of outstanding equity awards. Pursuant to the agreements, we incurred a charge of $5,263 related to benefits payable in cash and a non-cash charge of $6,404 related to the fair value of modifications to outstanding equity awards. We classified these charges within the Restructuring and special charges line of our consolidated statements of operations for the year ended December 31, 2012. See Note 11, "Share-Based Payment Plans," for further discussion on the modifications of equity awards.
Summary of Restructuring Programs and Special Charges
The following tables present costs/(gains) recorded within the consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the years ended December 31, 2013, 2012, and 2011:

	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2013
Restructuring and special charges	$5,332	$451	$957	$(1,220)	$5,520
Other, net	(49)	—	20	—	(29)
Cost of revenue	1,304	—	—	(8,030)	(6,726)
Total	$6,587	$451	$977	$(9,250)	$(1,235)
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2012
Restructuring and special charges	$23,984	$3,120	$61	$12,987	$40,152
Other, net	4,821	1	7	—	4,829
Cost of revenue	1,519	—	3,778	1,910	7,207
Total	$30,324	$3,121	$3,846	$14,897	$52,188
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2011
Restructuring and special charges	$11,985	$3,264	$(237)	$—	$15,012
Other, net	(14)	(77)	(3)	—	(94)
Total	$11,971	$3,187	$(240)	$—	$14,918

The "other" restructuring charges/(reversals) recognized during the years ended December 31, 2013, 2012, and 2011 represent the termination of a limited number of employees located in various business centers and facilities throughout the world and were not the initiation of a larger restructuring program. The 2012 "other" charges also include a non-cash charge of $3,778 for a write-down related to classifying our Almelo facility as held for sale.

The following table outlines the current and long-term components of the restructuring liabilities for all plans recognized in the consolidated balance sheets as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Current liabilities	$3,242	$10,515
Long-term liabilities	—	48
	$3,242	$10,563
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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies."
The sensors segment is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical sensors products used in subsystems of automobiles (e.g., engine, air conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products help improve operating performance, for example, by making an automobile’s heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
Our sensors segment uses a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, and nickel. Our MSP business, as well as the recently acquired Wabash Technologies, also use magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets, which could materially impact our business.
The controls segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air conditioning systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	2013	2012	2011
Net revenue:
Sensors	$1,420,215	$1,375,170	$1,292,817
Controls	560,517	538,740	534,128
Total net revenue	$1,980,732	$1,913,910	$1,826,945
Segment operating income (as defined above):
Sensors	$425,629	$384,667	$389,926
Controls	171,788	167,534	175,771
Total segment operating income	597,417	552,201	565,697
Corporate and other	(94,029)	(89,804)	(114,981)
Amortization of intangible assets	(134,387)	(144,777)	(141,575)
Restructuring and special charges	(5,520)	(40,152)	(15,012)
Profit from operations	363,481	277,468	294,129
Interest expense	(95,101)	(100,037)	(99,557)
Interest income	1,186	815	813
Other, net	(35,629)	(5,581)	(120,050)
Income before income taxes	$233,937	$172,665	$75,335
No customer exceeded 10% or more of our Net revenue in any of the periods presented.
The following table presents Net revenue by product categories for the years ended December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	2013	2012	2011
Net revenue:
Pressure sensors	$943,763	$863,369	$836,485
Pressure switches	87,846	93,261	95,958
Temperature sensors	137,016	123,730	61,316
Speed and position sensors	153,537	164,777	161,357
Force sensors	49,579	81,871	69,452
Bimetal electromechanical controls	355,089	349,337	359,576
Thermal and magnetic-hydraulic circuit breakers	113,228	118,699	121,518
Power inverters	19,994	20,387	20,112
Interconnection	72,206	50,317	32,922
Other	48,474	48,162	68,249
	$1,980,732	$1,913,910	$1,826,945

The following table presents depreciation and amortization expense of intangible assets and capitalized software for the reported segments for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013	2012	2011
Total depreciation and amortization
Sensors	$38,427	$34,855	$29,540
Controls	7,853	9,090	7,410
Corporate and other(1)	138,996	155,520	148,998
Total	$185,276	$199,465	$185,948
 __________________

(1)
Included within Corporate and other is depreciation and amortization expense associated with the fair value step-up recognized in prior acquisitions. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with the acquisitions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Total assets
Sensors	$591,215	$548,464
Controls	234,527	206,276
Corporate and other(1)	2,673,082	2,893,651
Total	$3,498,824	$3,648,391
 __________________

(1)
Included within Corporate and other as of December 31, 2013 and 2012 is $1,756,049 and $1,754,107, respectively, of Goodwill, $502,388 and $603,883, respectively, of Other intangible assets, net, $33,204 and $35,100, respectively, of PP&E, and $8,304 and $8,761, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	2013	2012	2011
Total capital expenditures
Sensors	$39,076	$36,380	$66,221
Controls	20,020	8,155	15,841
Corporate and other	23,688	10,251	7,745
Total	$82,784	$54,786	$89,807
Geographic Area Information
In the geographic area data below, Net revenue is aggregated based on an internal methodology that considers both the location of our subsidiaries and the primary location of each subsidiary's customers. PP&E is aggregated based on the location of our subsidiaries.

The following tables present Net revenue by geographic area and by significant country for the years ended December 31, 2013, 2012, and 2011:

	Net Revenue
	For the year ended December 31,
	2013	2012	2011
Americas	$739,847	$710,899	$687,770
Asia	656,070	657,756	606,555
Europe	584,815	545,255	532,620
	$1,980,732	$1,913,910	$1,826,945

	Net Revenue
	For the year ended December 31,
	2013	2012	2011
United States	$704,493	$679,942	$657,591
The Netherlands	449,054	421,412	471,304
China	285,118	248,627	222,401
Japan	155,277	235,594	219,408
All Other	386,790	328,335	256,241
	$1,980,732	$1,913,910	$1,826,945
The following tables present long-lived assets, exclusive of Goodwill and Other intangible assets, net, by geographic area and by significant country as of December 31, 2013 and 2012:

	Long-Lived Assets
	December 31, 2013	December 31, 2012
Americas	$106,114	$98,658
Asia	201,807	192,312
Europe	36,736	32,216
Total	$344,657	$323,186

	Long-Lived Assets
	December 31, 2013	December 31, 2012
United States	$52,738	$50,084
Malaysia	40,033	45,669
Mexico	52,479	47,823
China	151,942	134,785
The Netherlands	3,410	2,327
Bulgaria	31,460	28,657
All Other	12,595	13,841
	$344,657	$323,186

19. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2013, 2012, and 2011, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Basic weighted-average ordinary shares outstanding	176,091	177,473	175,307
Dilutive effect of stock options	2,774	3,993	5,662
Dilutive effect of unvested restricted securities	159	157	243
Diluted weighted-average ordinary shares outstanding	179,024	181,623	181,212
Net income and net income per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied. Refer to Note 11, "Share-Based Payment Plans," for further discussion of our share-based payment plans.

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Anti-dilutive shares excluded	1,700	1,512	669
Contingently issuable shares excluded	411	361	215

20. Unaudited Quarterly Data
A summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
For the year ended December 31, 2013
Net revenue	$505,015	$498,886	$506,418	$470,413
Gross profit	$189,208	$189,825	$183,719	$161,731
Net income	$67,067	$66,022	$20,371	$34,665
Basic net income per share	$0.38	$0.38	$0.12	$0.19
Diluted net income per share	$0.38	$0.37	$0.11	$0.19

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
For the year ended December 31, 2012
Net revenue	$445,356	$471,929	$504,617	$492,008
Gross profit	$147,855	$163,290	$178,458	$166,760
Net income	$70,941	$41,506	$26,118	$38,916
Basic net income per share	$0.40	$0.23	$0.15	$0.22
Diluted net income per share	$0.39	$0.23	$0.14	$0.21
In the fourth quarter of 2012, we determined, based on available facts, that it was more likely than not that our Netherlands' net operating losses would be utilized in the foreseeable future. Therefore, we released the Netherlands' deferred tax asset valuation allowance, which resulted in a net benefit of approximately $66.0 million. This benefit was reflected in our fourth quarter 2012 results of operations. Refer to Note 9, "Income Taxes," for further discussion of the release of this deferred tax asset valuation allowance.
In the fourth quarter of 2012, in connection with the retirement of our former Chief Executive Officer, we entered into a separation agreement and amendment of outstanding equity awards. Pursuant to the agreements, we incurred a charge of $5.3 million related to benefits payable in cash and a non-cash charge of $6.4 million related to the fair value of modifications to outstanding equity awards. These charges were reflected in our fourth quarter 2012 results of operations. Refer to Note 11, "Share-Based Payment Plans," and Note 17, "Restructuring Costs and Special Charges," for further discussion of these charges.
In the second quarter of 2013, in connection with the issuance and sale of the 4.875% Senior Notes, we recorded a $7.1 million loss for the write-off of unamortized deferred financing costs and original issue discount. This loss was reflected in our second quarter 2013 results of operations. Refer to Note 8, "Debt," for further discussion related to the issuance and sale of the 4.85% Senior Notes.
During the first, second, third, and fourth quarters of 2013, we recognized (losses)/gains of $(2.4) million, $(23.8) million, $9.8 million, and $(6.8) million, respectively, related to our commodity forward contracts, which are not designated for hedge accounting treatment in accordance with ASC 815. These contracts are not speculative and are used to manage our exposure to commodity price movements, but do not meet the criteria to be afforded hedge accounting treatment. Changes in the fair value of these contracts are recorded in the consolidated statements of operations as a gain or loss within Other, net. Refer to Note 16, "Derivative Instruments and Hedging Activities," for further discussion of our commodity forward contracts, and Note 2, "Significant Accounting Policies," for a detail of Other, net for the year ended December 31, 2013.
During the fourth quarter 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in the fourth quarter. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. Furthermore, during the fourth quarter, we entered into an intercompany financial transaction with uncertain tax consequences. As a result of the noted transaction and other positions, we increased the disclosed unrecognized tax benefit by $8.0 million.
In December 2013, Mexico enacted a comprehensive tax reform package, which is effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit, which reduced the deferred income tax expense by $4.7 million for fiscal year 2013.
21. Subsequent Events
On January 2, 2014, we acquired all of the outstanding shares of Wabash Technologies for $60.0 million, subject to working capital and other adjustments. Refer to Note 6, "Acquisitions," for further discussion of this acquisition.
On January 28, 2014 our Board of Directors approved the appointment of Paul S. Vasington as Executive Vice President and Chief Financial Officer of Sensata Technologies Holding N.V., effective February 10, 2014.
On February 3, 2014, our Board of Directors amended the terms of our share buyback program, and reset the amount available for share repurchase to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any repurchase of shares will be funded by cash from operations. Refer to Note 12, "Shareholders' Equity," for discussion of our previous share buyback programs.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Balance Sheets
(In thousands)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$22,137	$11,192
Intercompany receivables from subsidiaries	25,263	12,976
Prepaid expenses and other current assets	822	868
Total current assets	48,222	25,036
Investment in subsidiaries	1,095,652	1,210,092
Other assets	3	13
Total assets	$1,143,877	$1,235,141
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$457	$830
Intercompany payables to subsidiaries	146	9,168
Accrued expenses and other current liabilities	989	2,371
Total current liabilities	1,592	12,369
Pension obligations	697	478
Total liabilities	2,289	12,847
Total shareholders’ equity	1,141,588	1,222,294
Total liabilities and shareholders’ equity	$1,143,877	$1,235,141

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net revenue	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	1,822	1,092	1,451
Total operating costs and expenses	1,822	1,092	1,451
Loss from operations	(1,822)	(1,092)	(1,451)
Interest expense	—	—	—
Interest income	—	—	127
Other, net	6	(55)	(50)
Loss before income taxes and equity in net income of subsidiaries	(1,816)	(1,147)	(1,374)
Equity in net income of subsidiaries	189,941	178,628	7,848
Provision for income taxes	—	—	—
Net income	$188,125	$177,481	$6,474

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$188,125	$177,481	$6,474
Other comprehensive (loss)/income, net of tax:
Defined benefit plan	(353)	(289)	11
Subsidiaries' other comprehensive income/(loss)	6,652	(15,893)	4,223
Other comprehensive income/(loss)	6,299	(16,182)	4,234
Comprehensive income	$194,424	$161,299	$10,708
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net cash (used in)/provided by operating activities	$(24,958)	$9,547	$(13,217)
Cash flows from investing activities:
Investment in subsidiaries	—	—	(114,000)
Return of capital from subsidiaries	320,000	—	—
Net cash provided by/(used in) investing activities	320,000	—	(114,000)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	20,999	16,520	20,091
Payments to repurchase ordinary shares	(305,096)	(15,190)	—
Net cash (used in)/provided by financing activities	(284,097)	1,330	20,091
Net change in cash and cash equivalents	10,945	10,877	(107,126)
Cash and cash equivalents, beginning of year	11,192	315	107,441
Cash and cash equivalents, end of year	$22,137	$11,192	$315

The accompanying notes are an integral part of these condensed financial statements.

1. Basis of Presentation and Description of Business
Sensata Technologies Holding N.V. (Parent Company)—Schedule I—Condensed Financial Information of Sensata Technologies Holding N.V. (“Sensata Technologies Holding”), included in this Annual Report on Form 10-K, provides all parent company information that is required to be presented in accordance with Securities and Exchange Commission (“SEC”) rules and regulations for financial statement schedules. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by the SEC. Sensata Technologies Holding and subsidiaries' audited consolidated financial statements are included elsewhere in this Annual Report on Form 10-K.
Sensata Technologies Holding conducts limited separate operations and acts primarily as a holding company. Sensata Technologies Holding has no direct outstanding debt obligations. Sensata Technologies B.V, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under the senior secured credit facilities and the indentures governing the notes. For a discussion of the debt obligations of the subsidiaries of Sensata Technologies Holding, see Note 8, "Debt," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
All U.S. dollar amounts presented except per share amounts are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. Commitments and Contingencies
For a discussion of the commitments and contingencies of the subsidiaries of Sensata Technologies Holding, see Note 14, "Commitments and Contingencies," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
3. Related Party Transactions
Administrative Services Agreement
In 2009, Sensata Technologies Holding entered into a fee for service arrangement with its principal shareholder, Sensata Investment Company S.C.A. ("SCA") for ongoing consulting, management advisory, and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in Selling, general and administrative expense. On May 10, 2013, the Administrative Services Agreement was terminated, upon a mutual agreement between Sensata Technologies Holding and SCA. During the years ended December 31, 2013, 2012, and 2011 Sensata Technologies Holding paid $0, $385, and $79, respectively, related to the Administrative Services Agreement. As of December 31, 2012, Sensata Technologies Holding recorded an amount due to SCA of $281.
Share Repurchase
Sensata Technologies Holding repurchased 4,500 ordinary shares from SCA concurrently with the closing of a December 2013 secondary offering. The share repurchase was effected in a private, non-underwritten transaction at a price per share of $38.25, which was equal to the price paid by the underwriters.  For further details on the secondary offering, refer to Note 12, "Shareholders’ Equity," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
		Charged to expenses/against revenue
For the year ended December 31, 2013
Allowance for doubtful accounts and sales allowances	$11,059	$507	$(2,367)	$9,199
For the year ended December 31, 2012
Allowance for doubtful accounts and sales allowances	$11,329	$2,959	$(3,229)	$11,059
For the year ended December 31, 2011
Allowance for doubtful accounts and sales allowances	$10,665	$16,569	$(15,905)	$11,329
Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to sales allowances are charged against revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The required certifications of our Chief Executive Officer, Chief Financial Officer, as well as one from our Chief Accounting Officer, are included as Exhibits 31.1 through 31.3 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting, and changes in internal control over financial reporting referred to in these certifications. These certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors, and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Almelo, The Netherlands
February 5, 2014

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of
Sensata Technologies Holding N.V.
We have audited Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sensata Technologies Holding N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sensata Technologies Holding N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2013 and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 5, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 22, 2014 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 22, 2014 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 22, 2014 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 22, 2014 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 22, 2014 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)

1.	Financial Statements — See “Financial Statements” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

2.	Financial Statement Schedules — See “Financial Statement Schedules” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

3.	Exhibits
EXHIBIT INDEX

3.1	Amended Articles of Association of Sensata Technologies Holding N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement on Form S-1, filed on March 8, 2010).

3.2	Amendments to the Articles of Association of Sensata Technologies Holding N.V. dated February 22, 2013.**

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

4.3	Form of 6.5% Senior Note due 2019 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 17, 2011).

4.4
Second Supplemental Indenture, dated December 27, 2012, among Sensata Technologies US, LLC, Sensata Technologies US II, LLC, Sensata Technologies Bermuda, Ltd., ST US Cooperatief U.A., the existing guarantors and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on February 8, 2013).

4.5
Indenture, dated as of April 17, 2013, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on April 18, 2013).

4.6	Form of 4.875% Senior Note due 2023 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on April 18, 2013).

10.1
Asset and Stock Purchase Agreement, dated January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.2
Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4/A of Sensata Technologies B.V., filed on January 24, 2007).

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

10.5
Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).†

10.6
Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).†

10.7
Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).†

10.8
First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009 of Sensata Technologies B.V., filed on November 13, 2009).†

10.9
First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1, filed on November 25, 2009).

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

10.13
Form of Indemnification Agreement, entered among Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.) and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).†

10.14
Administrative Services Agreement, effective as of January 1, 2008, by and between Sensata Investment Company S.C.A. and Sensata Technologies Holding B.V. (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).

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

10.16	Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).

10.17	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).†

10.18
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

10.19
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on April 22, 2011).†

10.20
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed on April 22, 2011).†

10.21
Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc., as administrative agent, the initial l/c issuer and initial swing line lender named therein, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 17, 2011).

10.22
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

10.23
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 17, 2011).

10.24
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

10.25
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 17, 2011).

10.26
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

10.28
Domestic Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on May 17, 2011).

10.29
Share Purchase Agreement, dated June 14, 2011, by and among Sensata Technologies, Inc., Elex N.V. and Epiq N.V. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011).

10.30	Form of April 1, 2011 Option Agreement to Thomas Wroe, Martha Sullivan and Steven Major (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.31
Form of April 1, 2011 Restricted Securities Agreement to Thomas Wroe, Martha Sullivan and Steven Major (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.32	Form of Amended Options Agreement (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.33
Amendment to Award Agreement between Sensata Technologies Holding N.V. and Jeffrey Cote dated January 23, 2012 (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.34	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012).

10.35
Agreement, dated as of October 17, 2012, by and among Sensata Technologies Korea Ltd. and the Korean Metal Workers' Union (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 23, 2012).*

10.36
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

10.37	Separation Agreement, dated December 10, 2012, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 10, 2012).†

10.38
Amendment to Equity Award Agreements, dated December 10, 2012, between Sensata Technologies Holding N.V. and Thomas Wroe (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 10, 2012).†

10.39
Second Amended and Restated Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2013).†

10.40
Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Steven Beringhause (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 4, 2013).†

10.41
Intellectual Property License Agreement, dated March 14, 2013, between Sensata Technologies, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 20, 2013).

10.42
Agreement between Sensata Technologies Holding, N.V. and Sensata Investment Company S.C.A., dated May 10, 2013, to terminate the Administrative Services Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 10, 2013).

10.43	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan, as Amended May 22, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2013).†

10.44
Share Repurchase Agreement, dated as of November 29, 2013, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 2, 2013)

10.45
Amendment No. 2 to Credit Agreement dated as of December 11, 2013, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2013).

10.46
Employment Agreement, entered into on February 4, 2014 between Sensata Technologies, Inc. and Paul S. Vasington (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 4, 2014).†

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

101
The following materials from Sensata's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Condensed Financial Information of the Registrant and (viii) Schedule II — Valuation and Qualifying Accounts.

 __________________
* We have been granted confidential treatment for certain portions of this agreement and certain portions of the agreement were omitted by means of redacting a portion of the text. This agreement has been filed separately with the SEC without redactions.
** Filed herewith.
† Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ MARTHA SULLIVAN
By:	Martha Sullivan
Its:	President and Chief Executive Officer
Date: February 5, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MARTHA SULLIVAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 5, 2014
Martha Sullivan

/S/ JEFFREY COTE	Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer)	February 5, 2014
Jeffrey Cote

/S/ CHRISTINE CREIGHTON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2014
Christine Creighton

/S/ THOMAS WROE	Chairman of the Board of Directors	February 5, 2014
Thomas Wroe

/S/ LEWIS CAMPBELL	Director	February 5, 2014
Lewis Campbell

/S/ MICHAEL JACOBSON	Director	February 5, 2014
Michael Jacobson

/S/ JOHN LEWIS	Director	February 5, 2014
John Lewis

/S/ PAUL EDGERLEY	Director	February 5, 2014
Paul Edgerley

/S/ CHARLES PEFFER	Director	February 5, 2014
Charles Peffer

/S/ KIRK POND	Director	February 5, 2014
Kirk Pond

/S/ MICHAEL WARD	Director	February 5, 2014
Michael Ward

/S/ STEPHEN ZIDE	Director	February 5, 2014
Stephen Zide

/S/ MARTHA SULLIVAN	Authorized Representative in the United States	February 5, 2014
Martha Sullivan