Form 10-Q
period 2014-03-31
Sensata Technologies Holding N.V.
filed 2014-04-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 15, 2014, 172,206,492 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$334,064	$317,896
Accounts receivable, net of allowances of $9,098 and $9,199 as of March 31, 2014 and December 31, 2013, respectively	352,998	291,723
Inventories	199,135	183,395
Deferred income tax assets	21,817	20,975
Prepaid expenses and other current assets	42,034	41,642
Total current assets	950,048	855,631
Property, plant and equipment, at cost	713,989	675,690
Accumulated depreciation	(345,391)	(331,033)
Property, plant and equipment, net	368,598	344,657
Goodwill	1,774,346	1,756,049
Other intangible assets, net of accumulated amortization of $1,111,611 and $1,079,595 as of March 31, 2014 and December 31, 2013, respectively	498,442	502,388
Deferred income tax assets	10,623	10,623
Deferred financing costs	18,231	19,132
Other assets	11,109	10,344
Total assets	$3,631,397	$3,498,824
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$7,475	$8,100
Accounts payable	209,549	177,539
Income taxes payable	8,174	5,785
Accrued expenses and other current liabilities	152,355	123,239
Deferred income tax liabilities	3,742	3,829
Total current liabilities	381,295	318,492
Deferred income tax liabilities	295,531	281,364
Pension and post-retirement benefit obligations	19,234	19,508
Capital lease and other financing obligations, less current portion	48,089	48,845
Long-term debt, net of discount, less current portion	1,665,917	1,667,021
Other long-term liabilities	10,165	22,006
Commitments and contingencies
Total liabilities	2,420,231	2,357,236
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of March 31, 2014 and December 31, 2013	2,289	2,289
Treasury shares, at cost, 6,231 and 6,462 shares as of March 31, 2014 and December 31, 2013, respectively	(230,722)	(236,346)
Additional paid-in capital	1,599,230	1,596,544
Accumulated deficit	(128,618)	(187,792)
Accumulated other comprehensive loss	(31,013)	(33,107)
Total shareholders’ equity	1,211,166	1,141,588
Total liabilities and shareholders’ equity	$3,631,397	$3,498,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013
Net revenue	$551,594	$470,413
Operating costs and expenses:
Cost of revenue	357,199	308,682
Research and development	17,664	13,616
Selling, general and administrative	44,672	38,254
Amortization of intangible assets	32,016	33,386
Restructuring and special charges	865	1,676
Total operating costs and expenses	452,416	395,614
Profit from operations	99,178	74,799
Interest expense	(23,512)	(24,135)
Interest income	308	148
Other, net	538	(2,601)
Income before taxes	76,512	48,211
Provision for income taxes	8,139	13,546
Net income	$68,373	$34,665
Basic net income per share:	$0.40	$0.19
Diluted net income per share:	$0.39	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013
Net income	$68,373	$34,665
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	2,165	8,607
Amortization of net loss and prior service (credit)/cost on defined benefit and retiree healthcare plans	(71)	454
Other comprehensive income	2,094	9,061
Comprehensive income	$70,467	$43,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$68,373	$34,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,603	13,044
Amortization of deferred financing costs and original issue discounts	986	1,237
Currency remeasurement gain on debt	(122)	(77)
Share-based compensation	2,585	1,949
Amortization of inventory step-up to fair value	683	—
Amortization of intangible assets	32,016	33,386
Loss on disposition of assets	34	656
Deferred income taxes	4,478	7,147
Gains from insurance proceeds	(2,417)	—
Unrealized (gain)/loss on hedges and other non-cash items	(2,824)	2,157
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(51,814)	(29,061)
Inventories	(7,873)	4,213
Prepaid expenses and other current assets	1,984	1,240
Accounts payable and accrued expenses	49,926	23,315
Income taxes payable	2,389	(3,071)
Other	(8,611)	(5,978)
Net cash provided by operating activities	105,396	84,822
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(27,308)	(14,256)
Insurance proceeds	2,417	1,400
Acquisition payments, net of cash received	(58,281)	(411)
Net cash used in investing activities	(83,172)	(13,267)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	7,836	4,320
Payments on debt	(2,582)	(3,296)
Payments to repurchase ordinary shares	(11,310)	(55,093)
Net cash used in financing activities	(6,056)	(54,069)
Net change in cash and cash equivalents	16,168	17,486
Cash and cash equivalents, beginning of period	317,896	413,539
Cash and cash equivalents, end of period	$334,064	$431,025
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
We are incorporated under the laws of the Netherlands. We conduct our operations through subsidiary companies that operate business and product development centers in the United States (the “U.S.”), the Netherlands, Belgium, China, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, and the U.S. We organize our operations into the sensors and controls businesses.
Our sensors business is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization), heavy on- and off-road vehicles, and in industrial products such as heating, ventilation, and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, such as improving the stability control of the vehicle and reducing vehicle emissions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for a full year, nor were those of the comparable 2013 period necessarily representative of those actually experienced for the full year 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is required to be applied retrospectively. We adopted this guidance as of January 1,

2014. This guidance did not have any impact on our financial position, results of operations, or disclosures. ASU 2013-04 may impact our accounting and disclosures for future transactions to the extent we enter into any material joint and several liability arrangements.
3. Inventories
The components of inventories as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Finished goods	$83,410	$82,350
Work-in-process	37,331	32,790
Raw materials	78,394	68,255
Total	$199,135	$183,395

4. Shareholders' Equity
Treasury Shares
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. On October 28, 2013, the Board of Directors amended the terms of the share buyback program, resetting the amount available for share repurchases to $250.0 million. On February 3, 2014, our Board of Directors again amended the terms of our share buyback program, resetting the amount available for share repurchase to $250.0 million. Under the current amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. The current amended share repurchase program may be modified or terminated by our Board of Directors at any time.
During the three months ended March 31, 2014, we repurchased 288 ordinary shares for an aggregate purchase price of approximately $11.3 million at a weighted-average price of $39.26 per ordinary share. These repurchases were made under the amended programs as described above.
During the three months ended March 31, 2013, we repurchased 1,699 ordinary shares for an aggregate purchase price of approximately $55.1 million at a weighted-average price of $32.42 per ordinary share. These repurchases were made under the original share repurchase program.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and employee stock purchase plan. When shares are reissued, we determine the cost using the first-in, first-out method. During the three months ended March 31, 2014 and March 31, 2013, we reissued 519 and 424 treasury shares, respectively, as part of our share-based compensation programs. During the three months ended March 31, 2014, in connection with our treasury share reissuances, we recognized a loss of $9.2 million that was recorded in Accumulated deficit.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014:

	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(7,612)	$(25,495)	$(33,107)
Other comprehensive income before reclassifications	540	—	540
Amounts reclassified from Accumulated other comprehensive loss	1,625	(71)	1,554
Net current period other comprehensive income	2,165	(71)	2,094
Balance as of March 31, 2014	$(5,447)	$(25,566)	$(31,013)

The details about the amounts reclassified from Accumulated other comprehensive loss for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statement of Operations
Component	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$325	$307	Interest expense (1)
Foreign currency forward contracts	1,924	1,210	Net revenue (1)
Foreign currency forward contracts	(82)	(407)	Cost of revenue (1)
	2,167	1,110	Total before tax
	(542)	(278)	Provision for income taxes
	$1,625	$832	Net of tax

Defined benefit and retiree healthcare plans	$(83)	$482	Various (2)
	12	(28)	Provision for income taxes
	$(71)	$454	Net of tax

(1) See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.
(2) Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, and Selling, general and administrative line items in the condensed consolidated statement of operations. These amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

5. Restructuring and Special Charges
Restructuring
Our restructuring programs are described below.
2011 Plan
In 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to our low-cost sites. In 2012, we expanded the 2011 Plan to include additional costs associated with ceasing manufacturing in our JinCheon, South Korea facility. These actions were completed in 2013, and we do not expect to incur any additional charges related to this plan.
MSP Plan
On January 28, 2011, we acquired the Magnetic Speed and Position business ("MSP") from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consisted primarily of severance and facility exit and other costs. These actions were completed in 2013, and we do not expect to incur any additional charges related to this plan. Substantially all remaining payments have been made.
Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the three months ended March 31, 2014 and March 31, 2013, we recognized $2.4 million and $2.5 million of insurance proceeds, respectively, related to this fire. These insurance proceeds were recognized in the Cost of revenue line of our condensed consolidated statements of operations, with the exception of $0.8 million during the three months ended March 31, 2013, which was recorded in Restructuring and special charges. As discussed in Note 10, "Commitments and Contingencies," we classify insurance proceeds in our condensed consolidated statements of operations in a manner consistent with the related losses.
Summary of Restructuring Programs
The following tables present costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three months ended March 31, 2014 and March 31, 2013:

	For the three months ended March 31, 2014
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$(130)	$—	$995	$—	$865
Other, net	3	—	—	—	3
Cost of revenue	—	—	—	(2,417)	(2,417)
Total	$(127)	$—	$995	$(2,417)	$(1,549)

	For the three months ended March 31, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$2,015	$451	$430	$(1,220)	$1,676
Other, net	(13)	—	(1)	—	(14)
Cost of revenue	1,091	—	—	(723)	368
Total	$3,093	$451	$429	$(1,943)	$2,030

The “other” restructuring charges of $995 recognized during the three months ended March 31, 2014 consist primarily of severance charges related to the termination of certain employees of Wabash Technologies. The "other" restructuring charges of $430 recognized during the three months ended March 31, 2013 represent the termination of a limited number of employees in various locations throughout the world, and not the initiation of a larger restructuring program.
6. Debt
Our debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Term Loan Facility	$472,874	$474,062
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	500,000
Less: discount	(2,205)	(2,289)
Less: current portion	(4,752)	(4,752)
Long-term debt, net of discount, less current portion	$1,665,917	$1,667,021

Capital lease and other financing obligations	$50,812	$52,193
Less: current portion	(2,723)	(3,348)
Capital lease and other financing obligations, less current portion	$48,089	$48,845

There were no borrowings outstanding on the $250.0 million revolving credit facility (the "Revolving Credit Facility") as of March 31, 2014 and December 31, 2013.
As of March 31, 2014, there was $245.0 million of availability under the Revolving Credit Facility (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2014 and 2015.
Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the existing term loan (the "Term Loan Facility") is on May 12, 2019. The Term Loan Facility must be repaid in full on or prior to such maturity date. The 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the 4.875% senior notes due 2023 (the "4.875% Senior Notes") mature on May 15, 2019 and October 15, 2023, respectively.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, accrued interest totaled $30,291 and $12,634, respectively.
7. Income Taxes
We recorded tax provisions for the three months ended March 31, 2014 and March 31, 2013 of $8,139 and $13,546, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, the release of a portion of the U.S. valuation allowance, and the use of net operating losses. The provision for income taxes for the three months ended March 31, 2014 included a $8,323 benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition for which deferred tax liabilities were established related to acquired intangible assets.
At March 31, 2014 and December 31, 2013, the liability for income taxes associated with unrecognized tax benefits was $12,225 and $22,244, respectively. If all of our unrecognized tax benefits as of March 31, 2014 were to be recognizable in the future, we would record a $10,044 benefit to the provision for income taxes. The reduction to the liability for unrecognized tax benefits was primarily due to the lapse of the applicable statute of limitations and decreases related to a prior year tax position.
8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-retirement plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2014 and March 31, 2013 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service cost	$—	$—	$33	$73	$594	$581	$627	$654
Interest cost	450	384	87	151	263	297	800	832
Expected return on plan assets	(611)	(664)	—	—	(219)	(236)	(830)	(900)
Amortization of net loss	76	250	129	126	45	103	250	479
Amortization of prior service (credit)/cost	—	—	(333)	—	—	3	(333)	3
Net periodic benefit cost	$(85)	$(30)	$(84)	$350	$683	$748	$514	$1,068

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended
	March 31, 2014	March 31, 2013
Stock options	$1,622	$1,480
Restricted securities	963	469
Total share-based compensation expense	$2,585	$1,949
During the three months ended March 31, 2014, 519 stock options were exercised, all of which were settled with shares reissued from treasury.
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
Indemnifications Provided As Part of Contracts and Agreements
We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters.
Sponsors: Upon the closing of the acquisition of the Sensors and Controls businesses of Texas Instruments Incorporated ("TI") on April 27, 2006, we entered into customary indemnification agreements with entities associated with Bain Capital Partners, LLC ("Bain Capital") and co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”). Pursuant to these indemnification agreements, we agreed to indemnify the Sponsors, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.
Officers and Directors: In connection with our initial public offering ("IPO"), we entered into indemnification agreements with each of our board members and executive officers pursuant to which we agreed to indemnify, defend, and hold harmless, and also advance expenses as incurred, to the fullest extent permitted under applicable law, from damages arising from the fact that such person is or was one of our directors or officers or that of any of our subsidiaries.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors & Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of March 31, 2014 or December 31, 2013.
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
We are a defendant in one case related to this system and switch that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal, with the case continuing against Ford. The plaintiff subsequently filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal was completed. On November 18, 2013, the Court of Appeals, 12th Appellate District of Ohio, Madison County (Case No. CA2013-04-012), issued an opinion affirming the summary judgment dismissal granted in our favor. On December 31, 2013, the plaintiff filed notice of appeal in the Supreme Court of Ohio. On March 28, 2014, we were informed that the Ohio Supreme Court has rejected the plaintiff’s request, leaving the appellate court decision in place. We expect to be dismissed from the litigation in accordance with the trial court's previous ruling.
As of March 31, 2014, we are a defendant in seven lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.2 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through March 31, 2014. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, STBV and ST Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electromechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred on November 19, 2013. On January 21, 2014, the Milan court issued an order calling for a hearing on February 14, 2014 for purposes of appointing an independent technical expert. At that hearing, the court appointed the independent technical expert and set a calendar for the process, to include a meeting of the expert with both parties on March 3, 2014 and a series of milestones leading up to a court hearing on July 10, 2014. We are actively defending the case, but we believe that a loss is probable. We estimate the range of loss to be between $0.3 million and the full amount of the claim. As of March 31, 2014, we have recorded an accrual of $0.3 million, the low end of the range, as we believe that no amount within the range represents a better estimate of loss than any other amount.
Venmar: We have been involved in a related series of claims and lawsuits involving products we sold to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electromechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies, Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. These lawsuits involve claims for damages in the amount of $0.9 million and $6.2 million, respectively. In light of a related lawsuit settlement in 2012, we believe losses resulting from these matters are reasonably possible, however, we cannot estimate a range of loss at this time. As of March 31, 2014, we have not recorded an accrual for these matters.
Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I (the "Campbell case"). A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division (the "Shuey case"). The plaintiffs alleged that one of our circuit breakers was a component in the aircraft and brought claims of negligence and strict liability. Damages were unspecified. On December 5, 2013, the plaintiff in the Shuey case filed a stipulation dismissing us without prejudice. On March 24, 2014, we were informed that the Campbell plaintiffs have filed a motion to dismiss us without prejudice. With the dismissals of the lawsuits, we do not expect further proceedings in these matters. Accordingly, as of March 31, 2014, we have not recorded an accrual for these matters.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, another customer alleged similar defects. Due to the recent nature of this second allegation, we are in the early stages of identifying a root cause of this issue. The alleged defects are not safety related. We consider a loss related to these matters to be probable. As of March 31, 2014, we have recorded an accrual of $2.8 million, representing our best estimate of the potential loss.
Korean Supplier: In the first quarter of 2014, one of our Korean suppliers notified us that they were terminating our existing agreement with them and stopped shipping product to us. We brought legal proceedings against this supplier in Seoul Central District Court, seeking an injunction to protect Sensata-owned manufacturing equipment physically at this supplier’s facility. This supplier has countered that we are in breach of contract and has alleged damages of approximately $7.6 million. We are litigating these proceedings, with the most recent hearing held on April 25, 2014. This supplier has also filed a complaint against us with a Korean government agency for unfair trade practices. There are no actual damages specified in this claim, but the government agency can impose awards, including punitive damages of up to three times actual damages. We are responding to this claim. Both matters are in their preliminary stages. We do not believe that a loss is probable, and as of March 31, 2014, we have not recorded an accrual for these matters.
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fell:

	March 31, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$2,183	$—	$—	$1,863	$—
Commodity forward contracts	—	364	—	—	151	—
Total	$—	$2,547	$—	$—	$2,014	$—
Liabilities
Foreign currency forward contracts	$—	$8,872	$—	$—	$11,875	$—
Commodity forward contracts	—	9,911	—	—	13,229	—
Total	$—	$18,783	$—	$—	$25,104	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of March 31, 2014 and December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2013, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of March 31, 2014, no events or changes in circumstances have occurred that would trigger the need for an additional impairment review.
Goodwill and indefinite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit's short- and long-term revenue growth rates, operating margins, and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.
The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. The fair value of these assets is considered to be a Level 3 fair value measurement. There have been no material changes in the fair value of our assets held for sale during the three months ended March 31, 2014.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility	$472,874	$—	$466,235	$—	$474,062	$—	$475,016	$—
6.5% Senior Notes	$700,000	$—	$751,625	$—	$700,000	$—	$752,500	$—
4.875% Senior Notes	$500,000	$—	$486,250	$—	$500,000	$—	$472,500	$—

(1)	The carrying value is presented excluding discount.
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
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy is described in Note 11, “Fair Value Measures.”
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of March 31, 2014 and December 31, 2013, we had posted $0.0 million and $0.4 million in cash collateral, respectively.
Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the three months ended March 31, 2014 and March 31, 2013, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three months ended March 31, 2014 and March 31, 2013, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of March 31, 2014, we estimate that $0.6 million will be reclassified from Accumulated other comprehensive loss to Interest expense during the twelve months ending March 31, 2015.
As of March 31, 2014, we had the following outstanding derivative contract, $367.0 million of which is designated as a cash flow hedge of floating interest payments on our Term Loan Facility:

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2014 and March 31, 2013, the ineffective portion recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of March 31, 2014, we estimate that $6.1 million in net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending March 31, 2015.

As of March 31, 2014, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
240.6 EUR	Various from May 2013 to January 2014	Various from May 2014 to December 2015	Euro to U.S. Dollar Exchange Rate	1.35 USD	Designated
48.8 EUR	Various from May 2013 to March 2014	April 30, 2014	Euro to U.S. Dollar Exchange Rate	1.36 USD	Non-Designated
100.0 CNY	March 20, 2014	Various from May to December 2014	U.S. Dollar to Chinese Renminbi Exchange Rate	6.22 CNY	Designated
65.5 CNY	March 20, 2014 and March 26, 2014	April 30, 2014	U.S. Dollar to Chinese Renminbi Exchange Rate	6.17 CNY	Non-Designated
2,847.4 JPY	Various from September 2013 to January 2014	Various from May 2014 to December 2015	U.S. Dollar to Japanese Yen Exchange Rate	101.39 JPY	Designated
500.8 JPY	Various from September 2013 to March 2014	April 30, 2014	U.S. Dollar to Japanese Yen Exchange Rate	101.68 JPY	Non-Designated
40,000.0 KRW	Various from September 2013 to March 2014	Various from May 2014 to December 2015	U.S. Dollar to Korean Won Exchange Rate	1,085.05 KRW	Designated
21,900.0 KRW	Various from September 2013 to March 2014	April 30, 2014	U.S. Dollar to Korean Won Exchange Rate	1,078.58 KRW	Non-Designated
45.5 MYR	November 22, 2013 and January 23, 2014	Various from May 2014 to December 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.31 MYR	Designated
30.8 MYR	November 22, 2013 to March 26, 2014	April 30, 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.29 MYR	Non-Designated
664.6 MXN	Various from June 2013 to January 2014	Various from May 2014 to December 2015	U.S. Dollar to Mexican Peso Exchange Rate	13.67 MXN	Designated
78.2 MXN	Various from June 2013 to March 2014	April 30, 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.36 MXN	Non-Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the criteria afforded hedge accounting treatment. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the condensed consolidated statements of operations as a component of Other, net.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of March 31, 2014:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,570,950 troy oz.	April 2014 to December 2015	$23.35
Gold	15,035 troy oz.	April 2014 to December 2015	$1,416.53
Nickel	851,253 pounds	April 2014 to December 2015	$7.08
Aluminum	4,133,297 pounds	April 2014 to December 2015	$0.89
Copper	4,998,776 pounds	April 2014 to December 2015	$3.35
Platinum	9,707 troy oz.	April 2014 to December 2015	$1,506.63
Palladium	1,348 troy oz.	April 2014 to December 2015	$727.07
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,489	$1,566	Accrued expenses and other current liabilities	$6,888	$9,868
Foreign currency forward contracts	Other assets	398	—	Other long term liabilities	795	500
Total		$1,887	$1,566		$7,683	$10,368
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$173	$80	Accrued expenses and other current liabilities	$7,802	$10,096
Commodity forward contracts	Other assets	191	71	Other long term liabilities	2,109	3,133
Foreign currency forward contracts	Prepaid expenses and other current assets	296	297	Accrued expenses and other current liabilities	1,189	1,507
Total		$660	$448		$11,100	$14,736

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2014 and March 31, 2013:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Interest rate caps	$—	$(6)	Interest expense	$(325)	$(307)
Foreign currency forward contracts	$(285)	$8,852	Net revenue	$(1,924)	$(1,210)
Foreign currency forward contracts	$1,004	$1,520	Cost of revenue	$82	$407

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	March 31, 2014	March 31, 2013
Commodity forward contracts	$1,304	$(2,440)	Other, net
Foreign currency forward contracts	$(186)	$2,576	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2014, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $19.4 million. As of March 31, 2014, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three months ended March 31, 2014 and March 31, 2013:

	For the three months ended
	March 31, 2014	March 31, 2013
Currency remeasurement gain on debt	$122	$77
Currency remeasurement loss on net monetary assets	(678)	(2,766)
Gain/(loss) on commodity forward contracts	1,304	(2,440)
(Loss)/gain on foreign currency forward contracts	(186)	2,576
Other	(24)	(48)
Total Other, net	$538	$(2,601)
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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2014 and March 31, 2013:

	For the three months ended
	March 31, 2014	March 31, 2013
Net revenue:
Sensors	$412,740	$332,633
Controls	138,854	137,780
Total net revenue	$551,594	$470,413
Segment operating income (as defined above):
Sensors	$116,616	$93,192
Controls	40,751	43,354
Total segment operating income	157,367	136,546
Corporate and other	(25,308)	(26,685)
Amortization of intangible assets	(32,016)	(33,386)
Restructuring and special charges	(865)	(1,676)
Profit from operations	99,178	74,799
Interest expense	(23,512)	(24,135)
Interest income	308	148
Other, net	538	(2,601)
Income before taxes	$76,512	$48,211
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2014 and March 31, 2013, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2014	March 31, 2013
Basic weighted-average ordinary shares outstanding	172,085	177,936
Dilutive effect of stock options	1,904	3,411
Dilutive effect of unvested restricted securities	162	175
Diluted weighted-average ordinary shares outstanding	174,151	181,522

Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three months ended March 31, 2014 and March 31, 2013, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended
	March 31, 2014	March 31, 2013
Anti-dilutive shares excluded	805	1,569
Contingently issuable shares excluded	237	364
16. Acquisitions
Wabash Technologies
On January 2, 2014, we completed the acquisition of all the outstanding shares of Wabash Technologies from an affiliate of Sun Capital Partners, Inc. for $59.6 million in cash. Wabash Technologies develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the United Kingdom. We acquired Wabash Technologies in order to complement our existing magnetic speed and position sensors product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the heavy vehicle and off-road end-market. Wabash Technologies will be integrated into our sensors segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$10,773
Property, plant and equipment	17,444
Other intangible assets	21,500
Goodwill	18,398
Deferred income tax liabilities	(8,967)
Other long term liabilities	(867)
Fair value of net assets acquired, excluding cash and cash equivalents	58,281
Cash and cash equivalents	1,304
Fair value of net assets acquired	$59,585
The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $18.4 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed technologies	$13,600	9
Customer relationships	7,900	7
	$21,500	8
The definite-lived intangible assets were valued using the income approach. We used the relief-from-royalty method to value completed technologies and the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
The valuation of certain tangible assets acquired were determined using cost and market approaches. For personal property, we primarily used the cost approach to develop the estimated reproduction or replacement cost. For real property, we used a market approach based on the use of appraisals and input from market participants. The fair value of these assets is considered to be a Level 3 fair value measurement.
Net revenue for Wabash Technologies included in our condensed consolidated statements of operations for the three months ended March 31, 2014 was $21.3 million. Net income for Wabash Technologies included in our condensed consolidated statements of operations for the three months ended March 31, 2014 was immaterial to our consolidated results. Had this acquisition closed at the beginning of 2013, Net revenue and Net income would not have been materially different from the amounts reported for the three months ended March 31, 2014 and March 31, 2013.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” “forecast,” “continue,” and similar terms and phrases, or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions, and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations.
We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: general conditions in the automotive industry; continued fundamental changes in the industries in which we operate; our ability to maintain existing relationships with customers and our exposure to industry and customer-specific demand fluctuations; pricing and other pressures from our customers; resources required to integrate acquired companies; risks associated with our non-U.S. operations; our ability to attract and retain key personnel; and competitive pressures in the markets in which we compete, which could require us to lower our prices or result in reduced demand for our products.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance, or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC in February 2014, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The table below presents our results of operations in millions of dollars and as a percentage of net revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the three months ended
	March 31, 2014		March 31, 2013
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$412.7	74.8%	$332.6	70.7%
Controls	138.9	25.2	137.8	29.3
Net revenue	551.6	100.0	470.4	100.0
Operating costs and expenses:
Cost of revenue	357.2	64.8	308.7	65.6
Research and development	17.7	3.2	13.6	2.9
Selling, general and administrative	44.7	8.1	38.3	8.1
Amortization of intangible assets	32.0	5.8	33.4	7.1
Restructuring and special charges	0.9	0.2	1.7	0.4
Total operating costs and expenses	452.4	82.0	395.6	84.1
Profit from operations	99.2	18.0	74.8	15.9
Interest expense, net	(23.2)	(4.2)	(24.0)	(5.1)
Other, net	0.5	0.1	(2.6)	(0.6)
Income before taxes	76.5	13.9	48.2	10.2
Provision for income taxes	8.1	1.5	13.5	2.9
Net income	$68.4	12.4%	$34.7	7.4%
Net revenue. Net revenue for the three months ended March 31, 2014 increased $81.2 million, or 17.3%, to $551.6 million from $470.4 million for the three months ended March 31, 2013. The increase in net revenue was composed of a 24.1% increase in sensors and a 0.8% increase in controls.
Sensors net revenue for the three months ended March 31, 2014 increased $80.1 million, or 24.1%, to $412.7 million from $332.6 million for the three months ended March 31, 2013. The increase in net revenue is primarily due to 16.1% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange), a 7.3% increase due to acquisitions, and 0.7% growth due to fluctuations in foreign exchange rates. The growth in organic revenue was primarily driven by growth in content and by growth in global automotive vehicle production. The growth in content was due in large part to significant design wins resulting in new business opportunities driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe and Tier 4 requirements in the U.S. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors in vehicles.

Controls net revenue for the three months ended March 31, 2014 increased $1.1 million, or 0.8%, to $138.9 million from $137.8 million for the three months ended March 31, 2013. This increase was primarily due to growth in organic revenue.
Cost of revenue. Cost of revenue for the three months ended March 31, 2014 and March 31, 2013 was $357.2 million (64.8% of net revenue) and $308.7 million (65.6% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue largely due to cost reduction initiatives and favorable trends in metal pricing, most notably gold and silver.
Research and development expense. Research and development ("R&D") expense for the three months ended March 31, 2014 and March 31, 2013 was $17.7 million (3.2% of net revenue) and $13.6 million (2.9% of net revenue), respectively. The increase in R&D expense was due primarily to additional costs incurred to drive future revenue growth. R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2014 and March 31, 2013 was $44.7 million (8.1% of net revenue) and $38.3 million (8.1% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. During the three months ended March 31, 2014, SG&A expense increased compared to the first quarter of 2013 primarily due to increased compensation related to non-production headcount and integration costs and administrative expenses associated with acquired businesses.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2014 and March 31, 2013 was $32.0 million and $33.4 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense in the first quarter of 2014 decreased primarily due to a difference in this pattern of economic benefits compared to the first quarter of 2013, partially offset by additional amortization related to intangible assets recognized as a result of recent acquisitions.
Restructuring and special charges. Restructuring and special charges for the three months ended March 31, 2014 and March 31, 2013 were $0.9 million and $1.7 million, respectively. Restructuring and special charges decreased from the prior period as we have completed the actions attributable to the execution of the 2011 Plan and the MSP Plan. In the first quarter of 2014 we incurred $1.0 million in severance charges primarily related to the termination of certain employees of Wabash Technologies. These actions and events are discussed further in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the three months ended March 31, 2014 and March 31, 2013 was $23.2 million and $24.0 million, respectively. Interest expense, net for the three months ended March 31, 2014 decreased primarily due to the net repayment of $200.0 million on our long term debt in the second quarter of 2013, partially offset by an increase to the Term Loan Facility by $100.0 million in the fourth quarter of 2013.
Other, net. Other, net for the three months ended March 31, 2014 and March 31, 2013 was $0.5 million and $(2.6) million, respectively. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the three months ended March 31, 2014 and March 31, 2013 totaled $8.1 million and $13.5 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, the release of a portion of the U.S. valuation allowance, and the use of net operating losses. The decrease in the provision was primarily due to the release of a portion of the U.S. valuation allowance, the change in the distribution of income recorded in profitable jurisdictions, and the impact of changes in foreign currency exchange rates. The provision for income taxes for the three months ended March 31, 2014 included a $8.3 million benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition for which deferred tax liabilities were established related to acquired intangible assets.
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
At March 31, 2014 and December 31, 2013, the liability for income taxes associated with unrecognized tax benefits was $12.2 million and $22.2 million, respectively. If all of our unrecognized tax benefits as of March 31, 2014 were to become recognizable in the future, we would record a $10.0 million benefit to the provision for income taxes. The reduction to the liability for unrecognized tax benefits was primarily due to the lapse of the applicable statute of limitations and decreases related to a prior year tax position.
Liquidity and Capital Resources
We held cash and cash equivalents of $334.1 million and $317.9 million at March 31, 2014 and December 31, 2013, respectively, of which $155.1 million and $131.3 million, respectively, was held in the Netherlands, $88.1 million and $83.3 million, respectively, was held by U.S. subsidiaries, and $90.9 million and $103.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2014 and March 31, 2013. We have derived the summarized statements of cash flows for the three months ended March 31, 2014 and March 31, 2013 from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Dollars in millions)	March 31, 2014	March 31, 2013
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$119.4	$94.2
Changes in operating assets and liabilities	(14.0)	(9.3)
Operating activities	105.4	84.8
Investing activities	(83.2)	(13.3)
Financing activities	(6.1)	(54.1)
Net change	$16.2	$17.5
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2014 and March 31, 2013 was $105.4 million and $84.8 million, respectively. The increase in net cash provided by operating activities was primarily due to increased profitability and timing of customer receipts and supplier payments, as well as a decrease of $5.8 million in cash contributions to our defined benefit and retiree healthcare plans during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2014 and March 31, 2013 was $83.2 million and $13.3 million, respectively, which consisted primarily of $58.3 million and $0.4 million, respectively, of acquisition payments, net of cash received, and $27.3 million and $14.3 million, respectively, in capital expenditures. The increase in capital expenditures primarily relates to investments associated with increasing our manufacturing capacity and upgrading our existing Oracle ERP system. In 2014, we anticipate capital expenditures of approximately $120 million to $140 million, which we plan to fund with cash flows from operations.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2014 and March 31, 2013 was $6.1 million and $54.1 million, respectively. Net cash used in financing activities for the three months ended March 31, 2014 decreased from the prior period primarily due to a $43.8 million reduction in cash paid to repurchase ordinary shares. We may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further in Capital Resources, under which, as of March 31, 2014, there is approximately $244.3 million remaining.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2014, we had $1,723.7 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of March 31, 2014 is as follows:

March 31, 2014
Term Loan Facility	$472,874
6.5% Senior Notes	700,000
4.875% Senior Notes	500,000
Less: discount	(2,205)
Less: current portion	(4,752)
Long-term debt, net of discount, less current portion	$1,665,917

Capital lease and other financing obligations	$50,812
Less: current portion	(2,723)
Capital lease and other financing obligations, less current portion	$48,089
There were no borrowings outstanding on the Revolving Credit Facility as of March 31, 2014.
As of March 31, 2014, there was $245.0 million of availability under the Revolving Credit Facility (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2014.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the Revolving Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2014, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 24, 2014, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the 6.5% Senior Notes and the 4.875% Senior Notes (collectively, the "Senior Notes") and the Term Loan Facility, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
In October 2012, we announced that our Board of Directors approved a $250.0 million share buyback program. On October 28, 2013, and again on February 3, 2014, the Board of Directors amended the terms of the share buyback program by resetting the amount available for share repurchase to $250.0 million. Under the amended programs, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. During the three months ended March 31, 2014, we used $11.3 million of cash for the repurchase of approximately 0.3 million shares under the amended programs. At March 31, 2014, $244.3 million remained available for share repurchase under the current amended program.

As discussed in Note 8, "Debt," of our Annual Report on Form 10-K for the year ended December 31, 2013, the credit agreement and indentures under which the Senior Secured Credit Facilities and the Senior Notes, respectively, were issued contain covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These covenants, which are subject to important exceptions and qualifications set forth in the credit agreement and indenture, were taken into consideration in establishing our amended share buyback programs. We do not believe that the covenants described above will prevent us from funding share repurchases under our existing buyback program with available cash and cash flows from operations or other available sources of funds. As of March 31, 2014, we were in compliance with all the covenants and default provisions under our credit arrangements.
New Accounting Standards
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). This guidance changes how an entity measures obligations resulting from joint and several liability arrangements by requiring that when measuring the obligation, an entity will include the amount the entity agreed to pay for the arrangement between the entity and other entities that are also obligated to the liability, and any additional amount the entity expects to pay on behalf of the other entities. ASU 2013-04 also requires additional disclosures surrounding such obligations. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013, and is to be applied retrospectively. We adopted this guidance as of January 1, 2014. This guidance did not have any impact on our financial position, results of operations, or disclosures. ASU 2013-04 may impact our accounting for future transactions and disclosures to the extent we enter into any material joint and several liability arrangements.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our market risk since December 31, 2013. For a discussion of market risk affecting us, refer to Part II, Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.
The required certifications of our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting, and changes in internal control over financial reporting referred to in these certifications. These certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding legal proceedings is discussed in Part I, Item 3—“Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)(1)
January 1 through January 31, 2014	147,000	$38.37	147,000	$65.4
February 1 through February 28, 2014	76,500	$39.56	76,500	$247.0
March 1 through March 31, 2014	64,600	$40.92	64,600	$244.3
Total	288,100	$39.26	288,100	$244.3
 __________________
(1) All shares were purchased in open-market transactions under a 10b5-1 plan pursuant to our share repurchase program authorization by our Board of Directors. Share repurchases in January 2014 were completed pursuant to our first amended share repurchase program, authorized by our Board of Directors on October 28, 2013, to repurchase $250.0 million of our ordinary shares. On February 3, 2014, our Board of Directors amended the terms of our share buyback program again, and reset the amount available for share repurchase to $250.0 million. Share repurchases in February and March 2014 were completed pursuant this plan. Refer to Note 4, "Shareholders' Equity," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of our share buyback program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2014
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)