Form 10-Q
period 2014-06-30
Sensata Technologies Holding N.V.
filed 2014-07-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 15, 2014, 168,361,657 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$184,638	$317,896
Accounts receivable, net of allowances of $9,308 and $9,199 as of June 30, 2014 and December 31, 2013, respectively	352,623	291,723
Inventories	226,058	183,395
Deferred income tax assets	21,817	20,975
Prepaid expenses and other current assets	33,051	41,642
Total current assets	818,187	855,631
Property, plant and equipment, at cost	752,636	675,690
Accumulated depreciation	(360,166)	(331,033)
Property, plant and equipment, net	392,470	344,657
Goodwill	1,787,224	1,756,049
Other intangible assets, net of accumulated amortization of $1,144,172 and $1,079,595 as of June 30, 2014 and December 31, 2013, respectively	513,427	502,388
Deferred income tax assets	9,992	10,623
Deferred financing costs	17,329	19,132
Other assets	11,595	10,344
Total assets	$3,550,224	$3,498,824
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$7,984	$8,100
Accounts payable	223,163	177,539
Income taxes payable	7,679	5,785
Accrued expenses and other current liabilities	135,929	123,239
Deferred income tax liabilities	3,859	3,829
Total current liabilities	378,614	318,492
Deferred income tax liabilities	307,653	281,364
Pension and post-retirement benefit obligations	19,568	19,508
Capital lease and other financing obligations, less current portion	47,359	48,845
Long-term debt, net of discount, less current portion	1,664,812	1,667,021
Other long-term liabilities	18,102	22,006
Commitments and contingencies
Total liabilities	2,436,108	2,357,236
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of June 30, 2014 and December 31, 2013	2,289	2,289
Treasury shares, at cost, 10,075 and 6,462 shares as of June 30, 2014 and December 31, 2013, respectively	(395,424)	(236,346)
Additional paid-in capital	1,603,162	1,596,544
Accumulated deficit	(66,657)	(187,792)
Accumulated other comprehensive loss	(29,254)	(33,107)
Total shareholders’ equity	1,114,116	1,141,588
Total liabilities and shareholders’ equity	$3,550,224	$3,498,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenue	$575,853	$506,418	$1,127,447	$976,831
Operating costs and expenses:
Cost of revenue	368,446	322,699	725,645	631,381
Research and development	18,492	14,308	36,156	27,924
Selling, general and administrative	50,638	42,821	95,310	81,075
Amortization of intangible assets	32,561	33,650	64,577	67,036
Restructuring and special charges	1,740	2,350	2,605	4,026
Total operating costs and expenses	471,877	415,828	924,293	811,442
Profit from operations	103,976	90,590	203,154	165,389
Interest expense	(23,587)	(23,962)	(47,099)	(48,097)
Interest income	281	400	589	548
Other, net	3,932	(32,200)	4,470	(34,801)
Income before taxes	84,602	34,828	161,114	83,039
Provision for income taxes	20,709	14,457	28,848	28,003
Net income	$63,893	$20,371	$132,266	$55,036
Basic net income per share:	$0.37	$0.12	$0.77	$0.31
Diluted net income per share:	$0.37	$0.11	$0.76	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$63,893	$20,371	$132,266	$55,036
Other comprehensive income/(loss), net of tax:
Net unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	1,888	(1,759)	4,053	6,848
Amortization of net loss and prior service (credit)/cost on defined benefit and retiree healthcare plans	(129)	418	(200)	872
Other comprehensive income/(loss)	1,759	(1,341)	3,853	7,720
Comprehensive income	$65,652	$19,030	$136,119	$62,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$132,266	$55,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,209	25,361
Amortization of deferred financing costs and original issue discounts	2,386	2,263
Currency remeasurement loss/(gain) on debt	49	(185)
Share-based compensation	6,351	4,602
Loss on debt refinancing	—	7,111
Amortization of inventory step-up to fair value	907	—
Amortization of intangible assets	64,577	67,036
(Gain)/loss on disposition of assets	(578)	806
Deferred income taxes	16,695	12,621
Gains from insurance proceeds	(2,417)	—
Unrealized (gain)/loss on hedges and other non-cash items	(3,475)	24,037
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(49,044)	(51,849)
Inventories	(30,796)	2,684
Prepaid expenses and other current assets	4,444	1,681
Accounts payable and accrued expenses	43,381	33,030
Income taxes payable	1,894	2,120
Other	526	(6,228)
Net cash provided by operating activities	217,375	180,126
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(67,199)	(33,853)
Insurance proceeds	2,417	1,400
Proceeds from sale of assets	5,467	—
Acquisition payments, net of cash received	(117,085)	(411)
Net cash used in investing activities	(176,400)	(32,864)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	11,197	11,163
Proceeds from issuance of debt	35,000	500,000
Payments on debt	(39,291)	(706,658)
Repurchase of ordinary shares from SCA	(169,680)	—
Payments to repurchase ordinary shares	(11,459)	(125,218)
Payments of debt issuance costs	—	(5,741)
Net cash used in financing activities	(174,233)	(326,454)
Net change in cash and cash equivalents	(133,258)	(179,192)
Cash and cash equivalents, beginning of period	317,896	413,539
Cash and cash equivalents, end of period	$184,638	$234,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Business Description
The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding N.V. and its wholly-owned subsidiaries, collectively referred to as the “Company,” “Sensata,” “we,” “our,” or “us.”
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
Our sensors business is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization), heavy on- and off-road vehicles, and in industrial products such as heating, ventilation, and air conditioning (“HVAC”) systems. These products help improve performance, for example, by making an automobile’s heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example by improving the stability control of the vehicle and reducing vehicle emissions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable 2013 periods necessarily representative of those actually experienced for the full year 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
3. Inventories
The components of inventories as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Finished goods	$86,513	$82,350
Work-in-process	40,974	32,790
Raw materials	98,571	68,255
Total	$226,058	$183,395

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
During the six months ended June 30, 2014, we repurchased 4,291 ordinary shares for an aggregate purchase price of approximately $181.1 million at a weighted-average price of $42.21 per ordinary share. Of the ordinary shares repurchased, 4,000 were repurchased from Sensata Investment Company S.C.A. ("SCA") in a private, non-underwritten transaction, concurrent with the closing of the May 2014 secondary offering, at $42.42 per ordinary share, which was equal to the price paid by the underwriters.
During the six months ended June 30, 2013, we repurchased 3,877 ordinary shares for an aggregate purchase price of approximately $125.2 million at a weighted-average price of $32.30 per ordinary share.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and employee stock purchase plan. When shares are reissued, we determine the cost using the first-in, first-out method. During the six months ended June 30, 2014 and June 30, 2013, we reissued 678 and 1,210 treasury shares, respectively, as part of our share-based compensation programs and employee stock purchase plan. During the six months ended June 30, 2014, in connection with our treasury share reissuances, we recognized a loss of $11.1 million that was recorded in Accumulated deficit.
Secondary Offering
In May 2014, we completed a secondary offering of our ordinary shares in which one of our existing shareholders, SCA, sold 11.5 million ordinary shares at an offering price of $42.42 per ordinary share. We did not receive any proceeds from this offering. As of June 30, 2014, SCA owned approximately 8.9% of our outstanding ordinary shares.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2014:

	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(7,612)	$(25,495)	$(33,107)
Other comprehensive income before reclassifications	183	—	183
Amounts reclassified from Accumulated other comprehensive loss	3,870	(200)	3,670
Net current period other comprehensive income/(loss)	4,053	(200)	3,853
Balance as of June 30, 2014	$(3,559)	$(25,695)	$(29,254)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:
For the three months ended June 30, 2014 and June 30, 2013

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statement of Operations
Component	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$415	$208	Interest expense (1)
Interest rate caps	—	1,097	Other, net (1)
Foreign currency forward contracts	2,797	(922)	Net revenue (1)
Foreign currency forward contracts	(217)	(658)	Cost of revenue (1)
	2,995	(275)	Total before tax
	(750)	69	Provision for income taxes
	$2,245	$(206)	Net of tax

Defined benefit and retiree healthcare plans	$(103)	$448	Various (2)
	(26)	(30)	Provision for income taxes
	$(129)	$418	Net of tax

For the six months ended June 30, 2014 and June 30, 2013

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statement of Operations
Component	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$740	$515	Interest expense (1)
Interest rate caps	—	1,097	Other, net (1)
Foreign currency forward contracts	4,721	288	Net revenue (1)
Foreign currency forward contracts	(299)	(1,065)	Cost of revenue (1)
	5,162	835	Total before tax
	(1,292)	(209)	Provision for income taxes
	$3,870	$626	Net of tax

Defined benefit and retiree healthcare plans	$(186)	$930	Various (2)
	(14)	(58)	Provision for income taxes
	$(200)	$872	Net of tax
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
Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the three months ended June 30, 2014, we recognized $4.9 million of insurance proceeds related to this fire, which were largely offset by certain charges and expenses incurred during the three months ended June 30, 2014 related to the completed transformation of our South Korean operations. During the six months ended June 30, 2014, we recognized a total of $7.3 million of insurance proceeds related to this fire. The insurance proceeds received during the three and six months ended June 30, 2014, and the offsetting charges and expenses incurred during the three months ended June 30, 2014, were recognized in the Cost of revenue line of our condensed consolidated statements of operations. During the six months ended June 30, 2013, we recognized $2.5 million of insurance proceeds related to this fire, of which $0.8 million was recorded in Restructuring and special charges, and the remainder in Cost of revenue. We did not recognize any insurance proceeds related to this fire during the three months ended June 30, 2013. As discussed in Note 10, "Commitments and Contingencies," we classify insurance proceeds in our condensed consolidated statements of operations in a manner consistent with the related losses.
Summary of Restructuring Programs
The following tables present costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three and six months ended June 30, 2014 and June 30, 2013:

	For the three months ended June 30, 2014
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$(68)	$—	$1,808	$—	$1,740
Other, net	(3)	—	—	—	(3)
Cost of revenue	—	—	—	(1,655)	(1,655)
Total	$(71)	$—	$1,808	$(1,655)	$82

	For the three months ended June 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$1,581	$—	$769	$—	$2,350
Other, net	(17)	—	3	—	(14)
Cost of revenue	71	—	—	193	264
Total	$1,635	$—	$772	$193	$2,600

	For the six months ended June 30, 2014
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$(198)	$—	$2,803	$—	$2,605
Other, net	—	—	—	—	—
Cost of revenue	—	—	—	(4,072)	(4,072)
Total	$(198)	$—	$2,803	$(4,072)	$(1,467)

	For the six months ended June 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$3,596	$451	$1,199	$(1,220)	$4,026
Other, net	(30)	—	2	—	(28)
Cost of revenue	1,162	—	—	(530)	632
Total	$4,728	$451	$1,201	$(1,750)	$4,630

The “other” restructuring charges of $1.8 million and $2.8 million recognized during the three and six months ended June 30, 2014 consist primarily of severance charges recorded in connection with acquired businesses. The "other" restructuring charges of $0.8 million and $1.2 million recognized during the three and six months ended June 30, 2013 represent the termination of a limited number of employees in various locations throughout the world, and not the initiation of a larger restructuring program.
6. Debt
Our debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Term Loan Facility	$471,686	$474,062
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	500,000
Less: discount	(2,122)	(2,289)
Less: current portion	(4,752)	(4,752)
Long-term debt, net of discount, less current portion	$1,664,812	$1,667,021

Capital lease and other financing obligations	$50,591	$52,193
Less: current portion	(3,232)	(3,348)
Capital lease and other financing obligations, less current portion	$47,359	$48,845
There were no borrowings outstanding on the $250.0 million revolving credit facility (the "Revolving Credit Facility") as of June 30, 2014 and December 31, 2013.
As of June 30, 2014, there was $245.0 million of availability under the Revolving Credit Facility (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2015.
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
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, accrued interest totaled $12.9 million and $12.6 million, respectively.
7. Income Taxes
We recorded tax provisions for the three months ended June 30, 2014 and June 30, 2013 of $20.7 million and $14.5 million, respectively, and for the six months ended June 30, 2014 and June 30, 2013 of $28.8 million and $28.0 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, the release of a portion of the U.S. valuation allowance, and the use of net operating losses. The provision for income taxes for the six months ended June 30, 2014 included an $8.3 million benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition, for which deferred tax liabilities were established related to acquired intangible assets.

At June 30, 2014 and December 31, 2013, the liability for income taxes associated with unrecognized tax benefits was $11.6 million and $22.2 million, respectively. If all of our unrecognized tax benefits as of June 30, 2014 were to be recognizable in the future, we would record a $9.4 million benefit to the provision for income taxes. The reduction to the liability for unrecognized tax benefits was primarily due to the lapse of the applicable statute of limitations and decreases related to a prior year tax position.
8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-retirement plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2014 and June 30, 2013 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$—	$—	$33	$53	$636	$563	$669	$616
Interest cost	446	335	86	144	265	287	797	766
Expected return on plan assets	(614)	(590)	—	—	(220)	(224)	(834)	(814)
Amortization of net loss	55	227	129	119	46	100	230	446
Amortization of prior service (credit)/cost	—	—	(333)	—	—	2	(333)	2
Net periodic benefit cost	$(113)	$(28)	$(85)	$316	$727	$728	$529	$1,016
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2014 and June 30, 2013 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$—	$—	$66	$126	$1,230	$1,144	$1,296	$1,270
Interest cost	896	719	173	295	528	584	1,597	1,598
Expected return on plan assets	(1,225)	(1,254)	—	—	(439)	(460)	(1,664)	(1,714)
Amortization of net loss	131	477	258	245	91	203	480	925
Amortization of prior service (credit)/cost	—	—	(666)	—	—	5	(666)	5
Net periodic benefit cost	$(198)	$(58)	$(169)	$666	$1,410	$1,476	$1,043	$2,084

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	$2,328	$1,799	$3,950	$3,279
Restricted securities	1,438	854	2,401	1,323
Total share-based compensation expense	$3,766	$2,653	$6,351	$4,602
We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2014:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	626	$14.30	25% per year over four years
Directors	88	$13.89	1 year
We granted the following restricted securities under the 2010 Equity Plan during the six months ended June 30, 2014:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	227	$42.89

Of the restricted securities granted during the six months ended June 30, 2014, 102 were performance based securities that cliff vest in 2017. The number of these performance based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. The remaining restricted securities granted are non-performance based restricted securities that vest on various dates between April 2015 and April 2018.
During the six months ended June 30, 2014, 668 stock options were exercised, all of which were settled with shares reissued from treasury.
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
We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may provide additional warranties for longer durations, consistent with differing end-market practices, and where our liability is not limited. In addition, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors & Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of June 30, 2014 or December 31, 2013.
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
We were a defendant in one case related to this system and switch that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal, with the case continuing against Ford. The plaintiff subsequently filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal was completed. On November 18, 2013, the Court of Appeals, 12th Appellate District of Ohio, Madison County (Case No. CA2013-04-012), issued an opinion affirming the summary judgment dismissal granted in our favor. On December 31, 2013, the plaintiff filed notice of appeal in the Supreme Court of Ohio. On March 28, 2014, we were informed that the Ohio Supreme Court had rejected the plaintiff’s request, leaving the appellate court decision in place. We have been dismissed from the litigation in accordance with the trial court's previous ruling.
As of June 30, 2014, we are a defendant in seven lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.2 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through June 30, 2014. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, Sensata Technologies B.V. and Sensata Technologies Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electromechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012 and the most recent hearing occurred on November 19, 2013. On January 21, 2014, the Milan court issued an order calling for a hearing on February 14, 2014 for purposes of appointing an independent technical expert. At that hearing, the court appointed the independent technical expert and set a calendar for the process, to include a meeting of the expert with both parties on March 3, 2014 and a series of milestones leading up to a court hearing on October 23, 2014. We are actively defending the case, but we believe that a loss is probable. We estimate the range of loss to be between $0.3 million and the full amount of the claim. As of June 30, 2014, we have recorded an accrual of $0.3 million, the low end of the range, as we believe that no amount within the range represents a better estimate of loss than any other amount.
Venmar: We have been involved in a related series of claims and lawsuits involving products we sold to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electromechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies, Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. These lawsuits involve claims for damages in the amount of $0.9 million and $6.2 million, respectively. On March 28, 2014, the lawsuit filed by Cincinnati Ins. Co. was settled out of court with no contribution from us. In light of a similar lawsuit settlement in 2012, we believe a loss resulting from the Auto-Owners Ins. Co. matter is reasonably possible, however, we cannot estimate a range of loss at this time. As of June 30, 2014, we have not recorded an accrual for this matter.
Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I (the "Campbell case"). A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division (the "Shuey case"). The plaintiffs alleged that one of our circuit breakers was a component in the aircraft and brought claims of negligence and strict liability. Damages were unspecified. On December 5, 2013, the plaintiff in the Shuey case filed a stipulation dismissing us without prejudice. On March 24, 2014, we were informed that the Campbell plaintiffs have filed a motion to dismiss us without prejudice. With the dismissals of the lawsuits, we do not expect further proceedings in these matters. Accordingly, as of June 30, 2014, we have not recorded an accrual for these matters.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, another customer alleged similar defects. The alleged defects are not safety related. We consider a loss related to these matters to be probable. As of June 30, 2014, we have recorded an accrual of $2.8 million, representing our best estimate of the potential loss.
Korean Supplier: In the first quarter of 2014, one of our Korean suppliers, Yukwang Co. Ltd. ("Yukwang"), notified us that they were terminating our existing agreement with them and stopped shipping product to us. We brought legal proceedings against Yukwang in Seoul Central District Court, seeking an injunction to protect Sensata-owned manufacturing equipment physically at Yukwang’s facility. Yukwang has countered that we are in breach of contract and has alleged damages of approximately $7.6 million. We are litigating these proceedings, with the most recent hearing held on May 23, 2014. Yukwang has also filed a complaint against us with a Korean government agency for unfair trade practices. There are no actual damages specified in this claim, but the government agency can impose awards, including punitive damages of up to three times actual damages. We are responding to this claim. Both matters are in their preliminary stages. Additionally, on May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal and sought police investigation into the alleged infringement. We are responding to these various actions. We do not believe that a loss is probable, and as of June 30, 2014, we have not recorded an accrual for these matters.
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fell:

	June 30, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$2,206	$—	$—	$1,863	$—
Commodity forward contracts	—	1,867	—	—	151	—
Total	$—	$4,073	$—	$—	$2,014	$—
Liabilities
Foreign currency forward contracts	$—	$7,436	$—	$—	$11,875	$—
Commodity forward contracts	—	4,906	—	—	13,229	—
Total	$—	$12,342	$—	$—	$25,104	$—
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of June 30, 2014 and December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2013, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of June 30, 2014, no events or changes in circumstances have occurred that would trigger the need for an additional impairment review.
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
In the three months ended June 30, 2014, we completed the sale of our Oyama, Japan facility for $5.6 million, resulting in an immaterial gain.
Refer to Note 16, "Acquisitions," for discussion of fair value measurements related to acquisitions that occurred during the six months ended June 30, 2014.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility	$471,686	$—	$475,931	$—	$474,062	$—	$475,016	$—
6.5% Senior Notes	$700,000	$—	$745,500	$—	$700,000	$—	$752,500	$—
4.875% Senior Notes	$500,000	$—	$500,000	$—	$500,000	$—	$472,500	$—

(1)	The carrying value is presented excluding discount.
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
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy is described in Note 11, “Fair Value Measures.”
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of December 31, 2013, we had posted $0.4 million in cash collateral. As of June 30, 2014, we had not posted any cash collateral.
Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the six months ended June 30, 2014 and June 30, 2013, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three and six months ended June 30, 2014 and June 30, 2013, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of June 30, 2014, we estimate that $0.2 million will be reclassified from Accumulated other comprehensive loss to Interest expense through the maturity of the derivative in August 2014.
As of June 30, 2014, we had the following outstanding derivative contract, $367.0 million of which is designated as a cash flow hedge of floating interest payments on our Term Loan Facility:

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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2014 and June 30, 2013, the ineffective portion recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of June 30, 2014, we estimate that $4.1 million in net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending June 30, 2015.
As of June 30, 2014, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
183.8 EUR	Various from May 2013 to January 2014	Various from August 2014 to December 2015	Euro to U.S. Dollar Exchange Rate	1.35 USD	Designated
51.0 EUR	Various from May 2013 to June 2014	July 31, 2014	Euro to U.S. Dollar Exchange Rate	1.35 USD	Non-Designated
62.5 CNY	March 20, 2014	Various from August 2014 to December 2014	U.S. Dollar to Chinese Renminbi Exchange Rate	6.23 CNY	Designated
74.5 CNY	March 20, 2014 and June 25, 2014	July 31, 2014	U.S. Dollar to Chinese Renminbi Exchange Rate	6.18 CNY	Non-Designated
2,489.1 JPY	Various from September 2013 to June 2014	Various from August 2014 to December 2015	U.S. Dollar to Japanese Yen Exchange Rate	101.47 JPY	Designated
477.6 JPY	Various from September 2013 to June 2014	July 31, 2014	U.S. Dollar to Japanese Yen Exchange Rate	101.14 JPY	Non-Designated
41,500.0 KRW	Various from September 2013 to May 2014	Various from August 2014 to December 2015	U.S. Dollar to Korean Won Exchange Rate	1,077.51 KRW	Designated
29,900.0 KRW	Various from September 2013 to June 2014	July 31, 2014	U.S. Dollar to Korean Won Exchange Rate	1,030.19 KRW	Non-Designated
34.1 MYR	November 22, 2013 and January 23, 2014	Various from August 2014 to December 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.33 MYR	Designated
27.8 MYR	November 22, 2013 and June 25, 2014	July 31, 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.23 MYR	Non-Designated
478.2 MXN	Various from June 2013 to January 2014	Various from August 2014 to December 2015	U.S. Dollar to Mexican Peso Exchange Rate	13.75 MXN	Designated
91.0 MXN	Various from June 2013 to June 2014	July 31, 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.36 MXN	Non-Designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of June 30, 2014:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,290,433 troy oz.	July 2014 to December 2015	$23.00
Gold	12,471 troy oz.	July 2014 to December 2015	$1,407.09
Nickel	711,564 pounds	July 2014 to December 2015	$7.03
Aluminum	3,366,767 pounds	July 2014 to December 2015	$0.90
Copper	4,105,713 pounds	July 2014 to December 2015	$3.34
Platinum	7,998 troy oz.	July 2014 to December 2015	$1,498.37
Palladium	1,126 troy oz.	July 2014 to December 2015	$728.71
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,522	$1,566	Accrued expenses and other current liabilities	$5,054	$9,868
Foreign currency forward contracts	Other assets	419	—	Other long term liabilities	823	500
Total		$1,941	$1,566		$5,877	$10,368
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$1,182	$80	Accrued expenses and other current liabilities	$4,191	$10,096
Commodity forward contracts	Other assets	685	71	Other long term liabilities	715	3,133
Foreign currency forward contracts	Prepaid expenses and other current assets	265	297	Accrued expenses and other current liabilities	1,559	1,507
Total		$2,132	$448		$6,465	$14,736

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2014 and June 30, 2013:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest rate caps	$—	$2	Interest expense	$(415)	$(208)
Interest rate caps	$—	$—	Other, net	$—	$(1,097)
Foreign currency forward contracts	$(1,433)	$(1,729)	Net revenue	$(2,797)	$922
Foreign currency forward contracts	$958	$(339)	Cost of revenue	$217	$658

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	June 30, 2014	June 30, 2013
Commodity forward contracts	$4,214	$(23,752)	Other, net
Foreign currency forward contracts	$(853)	$(623)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2014 and June 30, 2013:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest rate caps	$—	$(4)	Interest expense	$(740)	$(515)
Interest rate caps	$—	$—	Other, net	$—	$(1,097)
Foreign currency forward contracts	$(1,718)	$7,123	Net revenue	$(4,721)	$(288)
Foreign currency forward contracts	$1,962	$1,181	Cost of revenue	$299	$1,065

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	June 30, 2014	June 30, 2013
Commodity forward contracts	$5,518	$(26,192)	Other, net
Foreign currency forward contracts	$(1,039)	$1,953	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2014, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $12.7 million. As of June 30, 2014, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three and six months ended June 30, 2014 and June 30, 2013:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Currency remeasurement (loss)/gain on debt	$(171)	$108	$(49)	$185
Currency remeasurement gain/(loss) on net monetary assets	777	224	99	(2,542)
Gain/(loss) on commodity forward contracts	4,214	(23,752)	5,518	(26,192)
(Loss)/gain on foreign currency forward contracts	(853)	(623)	(1,039)	1,953
Loss on debt refinancing	—	(7,111)	—	(7,111)
Loss on interest rate cap	—	(1,097)	—	(1,097)
Other	(35)	51	(59)	3
Total Other, net	$3,932	$(32,200)	$4,470	$(34,801)
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

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2014 and June 30, 2013:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net revenue:
Sensors	$419,976	$361,332	$832,716	$693,965
Controls	155,877	145,086	294,731	282,866
Total net revenue	$575,853	$506,418	$1,127,447	$976,831
Segment operating income (as defined above):
Sensors	$119,714	$108,838	$236,330	$202,030
Controls	46,938	45,716	87,689	89,070
Total segment operating income	166,652	154,554	324,019	291,100
Corporate and other	(28,375)	(27,964)	(53,683)	(54,649)
Amortization of intangible assets	(32,561)	(33,650)	(64,577)	(67,036)
Restructuring and special charges	(1,740)	(2,350)	(2,605)	(4,026)
Profit from operations	103,976	90,590	203,154	165,389
Interest expense	(23,587)	(23,962)	(47,099)	(48,097)
Interest income	281	400	589	548
Other, net	3,932	(32,200)	4,470	(34,801)
Income before taxes	$84,602	$34,828	$161,114	$83,039
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2014 and June 30, 2013, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic weighted-average ordinary shares outstanding	170,748	175,210	171,413	176,573
Dilutive effect of stock options	1,980	3,008	1,942	3,210
Dilutive effect of unvested restricted securities	190	189	176	182
Diluted weighted-average ordinary shares outstanding	172,918	178,407	173,531	179,965
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and six months ended June 30, 2014 and June 30, 2013, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Anti-dilutive shares excluded	663	1,888	734	1,728
Contingently issuable shares excluded	381	510	357	437

16. Acquisitions
Magnum Energy
On May 29, 2014, we completed the acquisition of all of the outstanding shares of Magnum Energy for $60.0 million in cash, subject to working capital and other adjustments. Magnum Energy is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum Energy products are used in recreational vehicles and the solar/off-grid applications market. Magnum Energy will be integrated into our controls segment.
The allocation of purchase price related to this acquisition is preliminary, and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The majority of the purchase price was allocated to intangible assets, including goodwill.
The preliminary goodwill recognized as a result of this acquisition was approximately $12.2 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. In accordance with the terms of the agreement to purchase Magnum Energy, we have treated this acquisition as an asset purchase as allowed under U.S. tax rules, and therefore all of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed technologies	$28,810	12
Customer relationships	11,670	7
Trademark	1,850	12
	$42,330	11
The completed technologies and trademarks were valued using the income approach (the multi-period excess earnings method and the relief-from-royalty method, respectively). The customer relationships were valued using the cost approach. These valuation methods incorporate assumptions including future earnings related to completed technologies, expected discounted future cash flows resulting from the future estimated after-tax royalty payments avoided as a result of owning the trademarks, and the estimated cost of replacement of existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$10,349
Property, plant and equipment	17,210
Other intangible assets	21,500
Goodwill	19,056
Deferred income tax liabilities	(8,967)
Other long term liabilities	(867)
Fair value of net assets acquired, excluding cash and cash equivalents	58,281
Cash and cash equivalents	1,304
Fair value of net assets acquired	$59,585
The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $19.1 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
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
Net revenue for Wabash Technologies included in our condensed consolidated statements of operations for the six months ended June 30, 2014 was $42.6 million. Net income for Wabash Technologies included in our condensed consolidated statements of operations for the six months ended June 30, 2014 was immaterial to our consolidated results.
Proforma Information
Had the Magnum Energy and Wabash Technologies acquisitions closed at the beginning of 2013, Net revenue and Net income would not have been materially different from the amounts reported for the three and six months ended June 30, 2014 and June 30, 2013.

17. Subsequent Events
On July 3, 2014, one of our wholly-owned subsidiaries entered into a Stock Purchase Agreement (the “SPA”) to purchase all of the outstanding equity interests of CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business, from CoActive Holdings, LLC (the "Seller") for an aggregate purchase price of $190.0 million, including the assumption of certain liabilities in the amount of $14.2 million, resulting in an aggregate cash purchase price of $175.8 million. The amount payable to the Seller is subject to adjustment for certain closing and post-closing items, including transaction expenses, working capital, and repayment of Seller indebtedness. The transaction contemplated by the SPA is expected to close in the third quarter of 2014, subject to the satisfaction of certain customary closing conditions, including, among others, the approval of certain regulatory authorities in the United States and Germany. DeltaTech Controls is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries, and will be integrated into our sensors segment.

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
We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: worldwide economic conditions; general conditions in the automotive industry; continued fundamental changes in the industries in which we operate; our ability to maintain existing relationships with customers and our exposure to industry and customer-specific demand fluctuations; pricing and other pressures from our customers; resources required to integrate acquired companies; risks associated with our non-U.S. operations; our ability to attract and retain key personnel; competitive pressures in the markets in which we compete, which could require us to lower our prices or result in reduced demand for our products; and our ability to secure financing to operate and grow our business or explore opportunities.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission in February 2014, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the three months ended
	June 30, 2014		June 30, 2013
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$420.0	72.9%	$361.3	71.4%
Controls	155.9	27.1	145.1	28.6
Net revenue	575.9	100.0	506.4	100.0
Operating costs and expenses:
Cost of revenue	368.4	64.0	322.7	63.7
Research and development	18.5	3.2	14.3	2.8
Selling, general and administrative	50.6	8.8	42.8	8.5
Amortization of intangible assets	32.6	5.7	33.7	6.6
Restructuring and special charges	1.7	0.3	2.4	0.5
Total operating costs and expenses	471.9	81.9	415.8	82.1
Profit from operations	104.0	18.1	90.6	17.9
Interest expense, net	(23.3)	(4.0)	(23.6)	(4.7)
Other, net	3.9	0.7	(32.2)	(6.4)
Income before taxes	84.6	14.7	34.8	6.9
Provision for income taxes	20.7	3.6	14.5	2.9
Net income	$63.9	11.1%	$20.4	4.0%
Net revenue. Net revenue for the three months ended June 30, 2014 increased $69.4 million, or 13.7%, to $575.9 million from $506.4 million for the three months ended June 30, 2013. The increase in net revenue was composed of a 16.2% increase in sensors and a 7.4% increase in controls.
Sensors net revenue for the three months ended June 30, 2014 increased $58.6 million, or 16.2%, to $420.0 million from $361.3 million for the three months ended June 30, 2013. The increase in net revenue is primarily due to 9.1% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange) and the impact of acquisitions, which contributed 6.9%. The growth in organic revenue was primarily driven by growth in content, growth in the global automotive end-markets, and growth in the heavy vehicle off-road ("HVOR") end-market, partially offset by pricing and product obsolescence. The growth in content was due in large part to significant design wins resulting in new business opportunities that we believe are driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe, CAFE requirements in the U.S., and China 4 requirements in Asia. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors in vehicles.

Controls net revenue for the three months ended June 30, 2014 increased $10.8 million, or 7.4%, to $155.9 million from $145.1 million for the three months ended June 30, 2013. This increase was primarily due to 5.7% growth in organic revenue and the impact of an acquisition in the second quarter of 2014, which contributed 1.6%. The growth in organic revenue was primarily due to growth in our semiconductor manufacturing, commercial aerospace, and automotive end-markets.
Cost of revenue. Cost of revenue for the three months ended June 30, 2014 and June 30, 2013 was $368.4 million (64.0% of net revenue) and $322.7 million (63.7% of net revenue), respectively. Cost of revenue increased slightly as a percentage of net revenue primarily due to the dilutive impact of acquired companies, largely offset by the impact of cost reduction initiatives.
Research and development expense. Research and development ("R&D") expense for the three months ended June 30, 2014 and June 30, 2013 was $18.5 million (3.2% of net revenue) and $14.3 million (2.8% of net revenue), respectively. The increase in R&D expense was due primarily to additional costs incurred to drive future revenue growth. R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2014 and June 30, 2013 was $50.6 million (8.8% of net revenue) and $42.8 million (8.5% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. SG&A expense increased primarily due to increased compensation related to non-production headcount, integration costs, and administrative expenses associated with acquired businesses.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2014 and June 30, 2013 was $32.6 million and $33.7 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense decreased primarily due to a difference in this pattern of economic benefits between the second quarter of 2014 and the second quarter of 2013, partially offset by additional amortization related to intangible assets recognized as a result of recent acquisitions. For further discussion of these intangible assets, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended June 30, 2014 and June 30, 2013 were $1.7 million and $2.4 million, respectively. Restructuring and special charges decreased from the prior period as we have completed the actions attributable to the execution of the 2011 Plan and the MSP Plan. The decrease related to the completion of these actions has been partially offset by the incurrence of severance charges during the second quarter of 2014 related to our recent acquisitions. These actions and events are discussed further in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the three months ended June 30, 2014 and June 30, 2013 was $23.3 million and $23.6 million, respectively.
Other, net. Other, net for the three months ended June 30, 2014 and June 30, 2013 was $3.9 million and $(32.2) million, respectively. Other, net for the three months ended June 30, 2014 consisted primarily of gains on commodity forward contracts of $4.2 million (compared to losses of $23.8 million for the three months ended June 30, 2013). The three months ended June 30, 2013 also included losses of $7.1 million related to our debt transactions in April 2013. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these derivatives are not designated as accounting hedges. Changes in fair value of these forward contracts are recognized within Other, net, and are driven by changes in the forward prices for the commodities that we hedge. We cannot predict the future trends in commodity prices, and there can be no assurances that commodity losses experienced in past periods will not recur in future periods. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the sensitivity of amounts recorded in Other, net related to changes in forward prices of commodities.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2014 and June 30, 2013 totaled $20.7 million and $14.5 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses. The increase in the provision was primarily due to a change in the amount and distribution of income recorded in profitable jurisdictions and the impact of changes in foreign currency exchange rates.
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
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the six months ended
	June 30, 2014		June 30, 2013
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$832.7	73.9%	$694.0	71.0%
Controls	294.7	26.1	282.9	29.0
Net revenue	1,127.4	100.0	976.8	100.0
Operating costs and expenses:
Cost of revenue	725.6	64.4	631.4	64.6
Research and development	36.2	3.2	27.9	2.9
Selling, general and administrative	95.3	8.5	81.1	8.3
Amortization of intangible assets	64.6	5.7	67.0	6.9
Restructuring and special charges	2.6	0.2	4.0	0.4
Total operating costs and expenses	924.3	82.0	811.4	83.1
Profit from operations	203.2	18.0	165.4	16.9
Interest expense, net	(46.5)	(4.1)	(47.5)	(4.9)
Other, net	4.5	0.4	(34.8)	(3.6)
Income before taxes	161.1	14.3	83.0	8.5
Provision for income taxes	28.8	2.6	28.0	2.9
Net income	$132.3	11.7%	$55.0	5.6%
Net revenue. Net revenue for the six months ended June 30, 2014 increased $150.6 million, or 15.4%, to $1,127.4 million from $976.8 million for the six months ended June 30, 2013. The increase in net revenue was composed of a 20.0% increase in sensors and a 4.2% increase in controls.
Sensors net revenue for the six months ended June 30, 2014 increased $138.8 million, or 20.0%, to $832.7 million from $694.0 million for the six months ended June 30, 2013. The increase in net revenue is primarily due to 12.5% growth in organic revenue and the impact of acquisitions, which contributed 7.1%. The growth in organic revenue was primarily driven by growth in content, growth in the global automotive end-markets, and growth in the HVOR end-market, partially offset by pricing and product obsolescence. The growth in content was due in large part to significant design wins resulting in new business opportunities that we believe are driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe, CAFE requirements in the U.S., and China 4 requirements in Asia. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors in vehicles.
Controls net revenue for the six months ended June 30, 2014 increased $11.9 million, or 4.2%, to $294.7 million from $282.9 million for the six months ended June 30, 2013. This increase was primarily due to 3.2% growth in organic revenue and the impact of an acquisition in the second quarter of 2014, which contributed 0.8%. The growth in organic revenue was primarily due to growth in our commercial aerospace, semiconductor manufacturing, and automotive end-markets, partially offset by declines in our appliance and heating, ventilation, and air-conditioning end-markets.
Cost of revenue. Cost of revenue for the six months ended June 30, 2014 and June 30, 2013 was $725.6 million (64.4% of net revenue) and $631.4 million (64.6% of net revenue), respectively. Cost of revenue decreased slightly as a percentage of net revenue primarily due to the impact of cost reduction initiatives, largely offset by the dilutive impact of acquired companies.
Research and development expense. R&D expense for the six months ended June 30, 2014 and June 30, 2013 was $36.2 million (3.2% of net revenue) and $27.9 million (2.9% of net revenue), respectively. The increase in R&D expense was due primarily to additional costs incurred to drive future revenue growth.
Selling, general and administrative expense. SG&A expense for the six months ended June 30, 2014 and June 30, 2013 was $95.3 million (8.5% of net revenue) and $81.1 million (8.3% of net revenue), respectively. SG&A expense increased primarily due to increased compensation related to non-production headcount, integration costs, and administrative expenses associated with acquired businesses.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2014 and June 30, 2013 was $64.6 million and $67.0 million, respectively. Amortization expense decreased primarily due to a difference in the pattern of economic benefits over which intangibles are amortized between the six months ended June 30, 2014 and the six months ended June 30, 2013, partially offset by additional amortization related to intangible assets recognized as a result of recent acquisitions. For further discussion of these intangible assets, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the six months ended June 30, 2014 and June 30, 2013 were $2.6 million and $4.0 million, respectively. Restructuring and special charges decreased from the prior period as we have completed the actions attributable to the execution of the 2011 Plan and the MSP Plan. The decrease related to the completion of these actions has been partially offset by the incurrence of severance charges during the six months ended June 30, 2014 related to our recent acquisitions. These actions and events are discussed further in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the six months ended June 30, 2014 and June 30, 2013 was $46.5 million and $47.5 million, respectively.
Other, net. Other, net for the six months ended June 30, 2014 and June 30, 2013 was $4.5 million and $(34.8) million, respectively. Other, net for the six months ended June 30, 2014 consisted primarily of gains on commodity forward contracts of $5.5 million (compared to losses of $26.2 million for the six months ended June 30, 2013). The six months ended June 30, 2013 also included losses of $7.1 million related to our debt transactions in April 2013. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2014 and June 30, 2013 totaled $28.8 million and $28.0 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, the release of a portion of the U.S. valuation allowance, and the use of net operating losses. The increase in the provision was primarily due to a change in the amount and distribution of income recorded in profitable jurisdictions and the impact of changes in foreign currency exchange rates. The provision for income taxes for the six months ended June 30, 2014 also included an $8.3 million benefit from income taxes due to the release of a portion of the U.S. valuation allowance in the first quarter of 2014 in connection with the Wabash Technologies acquisition, for which deferred tax liabilities were established related to acquired intangible assets.
At June 30, 2014 and December 31, 2013, the liability for income taxes associated with unrecognized tax benefits was $11.6 million and $22.2 million, respectively. If all of our unrecognized tax benefits as of June 30, 2014 were to become recognizable in the future, we would record a $9.4 million benefit to the provision for income taxes. The reduction to the liability for unrecognized tax benefits was primarily due to the lapse of the applicable statute of limitations and decreases related to a prior year tax position.

Liquidity and Capital Resources
We held cash and cash equivalents of $184.6 million and $317.9 million at June 30, 2014 and December 31, 2013, respectively, of which $41.1 million and $131.3 million, respectively, was held in the Netherlands, $23.9 million and $83.3 million, respectively, was held by U.S. subsidiaries, and $119.6 million and $103.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2014 and June 30, 2013. We have derived the summarized statements of cash flows for the six months ended June 30, 2014 and June 30, 2013 from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Dollars in millions)	June 30, 2014	June 30, 2013
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$247.0	$198.7
Changes in operating assets and liabilities, net of effects of acquisitions	(29.6)	(18.6)
Operating activities	217.4	180.1
Investing activities	(176.4)	(32.9)
Financing activities	(174.2)	(326.5)
Net change	$(133.3)	$(179.2)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2014 and June 30, 2013 was $217.4 million and $180.1 million, respectively. The increase in net cash provided by operating activities was primarily due to increased profitability and timing of customer receipts and supplier payments, as well as a decrease of $5.9 million in cash contributions to our defined benefit and retiree healthcare plans during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, partially offset by an increase in our inventory balance from December 31, 2013 to June 30, 2014, which was driven in part by the inventory requirements of our acquired businesses.
During the six months ended June 30, 2014, we received $7.3 million of insurance proceeds associated with the fire at our South Korean facility in September 2012, of which $4.9 million are classified as cash flows from operating activities as they relate to losses associated with the interruption of our business as a result of the fire. The remaining proceeds are classified as cash flows from investing activities as they relate to the replacement of manufacturing equipment damaged as a result of the fire. We do not expect to receive further insurance proceeds related to the fire.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2014 and June 30, 2013 was $176.4 million and $32.9 million, respectively, which consisted primarily of $117.1 million and $0.4 million, respectively, of acquisition payments, net of cash received, and $67.2 million and $33.9 million, respectively, in capital expenditures. Refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the cash used for acquisitions. The increase in capital expenditures primarily relates to investments associated with increasing our manufacturing capacity and upgrading our existing Oracle ERP system. In 2014, we anticipate capital expenditures of approximately $120 million to $140 million, which we plan to fund with cash flows from operations.
As discussed further in Note 17, "Subsequent Events," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, on July 3, 2014, we entered into a Stock Purchase Agreement to acquire all of the outstanding equity interests of the parent company of the DeltaTech Controls business. We expect this acquisition to close in the third quarter of 2014. The cash purchase price for this business will be approximately $175.8 million, subject to certain closing and post-closing adjustments, which we expect to fund with a combination of cash from operations and our $250.0 million revolving credit facility (the "Revolving Credit Facility").

Financing activities. Net cash used in financing activities for the six months ended June 30, 2014 and June 30, 2013 was $174.2 million and $326.5 million, respectively. Net cash used in financing activities for the six months ended June 30, 2014 decreased from the prior period primarily due to the use of $200.0 million in the six months ended June 30, 2013 to repay a portion of our existing term loan (the "Term Loan Facility") in April 2013, partially offset by a $55.9 million increase in cash paid to repurchase ordinary shares, including $169.7 million to repurchase 4.0 million ordinary shares from Sensata Investment Company S.C.A. in the second quarter of 2014. We may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further in Capital Resources, under which, as of June 30, 2014, there is approximately $74.7 million remaining.
In addition, during the six months ended June 30, 2014, we borrowed $35.0 million on the Revolving Credit Facility, which was subsequently re-paid prior to June 30, 2014.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2014, we had $1,722.3 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of June 30, 2014 is as follows:

June 30, 2014
Term Loan Facility	$471,686
6.5% Senior Notes	700,000
4.875% Senior Notes	500,000
Less: discount	(2,122)
Less: current portion	(4,752)
Long-term debt, net of discount, less current portion	$1,664,812

Capital lease and other financing obligations	$50,591
Less: current portion	(3,232)
Capital lease and other financing obligations, less current portion	$47,359
There were no borrowings outstanding on the Revolving Credit Facility as of June 30, 2014.
As of June 30, 2014, there was $245.0 million of availability under the Revolving Credit Facility (net of $5.0 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2015.
Capital Resources:
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the Revolving Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2014, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 25, 2014, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the 6.5% senior notes due 2019 (the "6.5% Senior Notes"), the 4.875% senior notes due 2023 (the "4.875% Senior Notes," and collectively with the 6.5% Senior Notes, the "Senior Notes"), and the Term Loan Facility, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.

In October 2012, we announced that our Board of Directors approved a $250.0 million share buyback program. On October 28, 2013, and again on February 3, 2014, the Board of Directors amended the terms of the share buyback program by resetting the amount available for share repurchase to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. During the six months ended June 30, 2014, we used $181.1 million of cash for the repurchase of approximately 4.3 million shares under the amended program. At June 30, 2014, $74.7 million remained available for share repurchase under the current amended program.
As discussed in Note 8, "Debt," of our Annual Report on Form 10-K for the year ended December 31, 2013, the credit agreement and indentures under which the Senior Secured Credit Facilities (as defined therein) and the Senior Notes, respectively, were issued contain covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These covenants, which are subject to important exceptions and qualifications set forth in the credit agreement and indentures, were taken into consideration in establishing our amended share buyback program. We do not believe that the covenants described above will prevent us from funding share repurchases under our existing buyback program with available cash and cash flows from operations or other available sources of funds. As of June 30, 2014, we were in compliance with all the covenants and default provisions under our credit arrangements.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, Revenue Recognition and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s assessment of the overall effectiveness of our internal controls over financial reporting has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. In May 2013, COSO issued an updated framework, which we refer to as the “2013 COSO Framework.” We will integrate the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO Framework. We do not expect that our transition to the 2013 COSO Framework will have a significant impact on our internal control over financial reporting or our disclosure controls and procedures.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2014	3,347	(1)	$44.61	—	$244.3
May 1 through May 31, 2014	4,000,000	(2)	$42.42	4,000,000	$74.7
June 1 through June 30, 2014	—		$—	—	$74.7
Total	4,003,347		$42.42	4,000,000	$74.7
 __________________
(1) In the second quarter of 2014, we began allowing “withhold to cover” as a method for collecting and paying withholding taxes upon the vesting of restricted securities for our employees. Pursuant to the “withhold to cover” method, we withheld from such employees the shares noted in the table above to cover such tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
(2) Concurrent with the closing of the May 2014 secondary offering, we repurchased 4,000,000 shares from Sensata Investment Company, S.C.A. This share repurchase was effected in a private, non-underwritten transaction at a price of $42.42 per share. All share repurchases during the quarter ended June 30, 2014 were completed pursuant to our amended share repurchase program, authorized by our Board of Directors on February 3, 2014, to repurchase $250.0 million of our ordinary shares. See Note 4, "Shareholders' Equity," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of our share buyback program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of July 3, 2014, by and among Sensata Technologies Minnesota, Inc., CoActive Holdings, LLC, and CoActive US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on July 7, 2014).

10.1
Share Repurchase Agreement, dated as of May 19, 2014, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 20, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2014
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)