Form 10-Q
period 2014-09-30
Sensata Technologies Holding N.V.
filed 2014-10-28
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 15, 2014, 168,749,263 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$196,737	$317,896
Accounts receivable, net of allowances of $9,624 and $9,199 as of September 30, 2014 and December 31, 2013, respectively	378,747	291,723
Inventories	274,306	183,395
Deferred income tax assets	25,408	20,975
Prepaid expenses and other current assets	56,131	41,642
Total current assets	931,329	855,631
Property, plant and equipment, at cost	786,325	675,690
Accumulated depreciation	(366,864)	(331,033)
Property, plant and equipment, net	419,461	344,657
Goodwill	1,886,002	1,756,049
Other intangible assets, net of accumulated amortization of $1,180,157 and $1,079,595 as of September 30, 2014 and December 31, 2013, respectively	592,920	502,388
Deferred income tax assets	10,623	10,623
Deferred financing costs	18,459	19,132
Other assets	21,846	10,344
Total assets	$3,880,640	$3,498,824
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$168,379	$8,100
Accounts payable	219,478	177,539
Income taxes payable	3,788	5,785
Accrued expenses and other current liabilities	172,301	123,239
Deferred income tax liabilities	2,012	3,829
Total current liabilities	565,958	318,492
Deferred income tax liabilities	322,440	281,364
Pension and post-retirement benefit obligations	32,343	19,508
Capital lease and other financing obligations, less current portion	46,525	48,845
Long-term debt, net of discount, less current portion	1,663,708	1,667,021
Other long-term liabilities	25,769	22,006
Commitments and contingencies
Total liabilities	2,656,743	2,357,236
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of September 30, 2014 and December 31, 2013	2,289	2,289
Treasury shares, at cost, 9,687 and 6,462 shares as of September 30, 2014 and December 31, 2013, respectively	(383,193)	(236,346)
Additional paid-in capital	1,607,059	1,596,544
Retained earnings/(accumulated deficit)	9,122	(187,792)
Accumulated other comprehensive loss	(11,380)	(33,107)
Total shareholders’ equity	1,223,897	1,141,588
Total liabilities and shareholders’ equity	$3,880,640	$3,498,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenue	$577,095	$498,886	$1,704,542	$1,475,717
Operating costs and expenses:
Cost of revenue	371,940	309,061	1,097,585	940,442
Research and development	19,525	15,189	55,681	43,113
Selling, general and administrative	52,985	40,355	148,295	121,430
Amortization of intangible assets	35,985	33,670	100,562	100,706
Restructuring and special charges	4,543	512	7,148	4,538
Total operating costs and expenses	484,978	398,787	1,409,271	1,210,229
Profit from operations	92,117	100,099	295,271	265,488
Interest expense	(23,874)	(23,476)	(70,973)	(71,573)
Interest income	321	232	910	780
Other, net	(8,578)	9,390	(4,108)	(25,411)
Income before taxes	59,986	86,245	221,100	169,284
(Benefit from)/provision for income taxes	(21,977)	20,223	6,871	48,226
Net income	$81,963	$66,022	$214,229	$121,058
Basic net income per share:	$0.49	$0.38	$1.26	$0.69
Diluted net income per share:	$0.48	$0.37	$1.24	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$81,963	$66,022	$214,229	$121,058
Other comprehensive income/(loss), net of tax:
Net unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	18,044	(7,892)	22,097	(1,044)
Amortization of net loss and prior service (credit)/cost on defined benefit and retiree healthcare plans	(170)	434	(370)	1,306
Other comprehensive income/(loss)	17,874	(7,458)	21,727	262
Comprehensive income	$99,837	$58,564	$235,956	$121,320
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$214,229	$121,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,161	38,034
Amortization of deferred financing costs and original issue discounts	3,605	3,291
Currency remeasurement gain on debt	(2)	(354)
Share-based compensation	9,920	7,358
Loss on debt refinancing	—	7,111
Amortization of inventory step-up to fair value	1,658	—
Amortization of intangible assets	100,562	100,706
(Gain)/loss on disposition of assets	(578)	946
Deferred income taxes	(13,280)	24,598
Gains from insurance proceeds	(2,417)	(5,000)
Unrealized loss on hedges and other non-cash items	7,023	12,203
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(57,178)	(45,452)
Inventories	(62,868)	(5,546)
Prepaid expenses and other current assets	(1,461)	2,820
Accounts payable and accrued expenses	41,764	50,464
Income taxes payable	(1,997)	3,305
Other	(3,994)	(6,776)
Net cash provided by operating activities	280,147	308,766
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(101,104)	(55,523)
Insurance proceeds	2,417	6,400
Proceeds from sale of assets	5,467	326
Acquisition payments, net of cash received	(298,525)	(411)
Net cash used in investing activities	(391,745)	(49,208)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	18,083	17,229
Proceeds from issuance of debt	195,000	500,000
Payments on debt	(40,993)	(709,816)
Repurchase of ordinary shares from SCA	(169,680)	—
Payments to repurchase ordinary shares	(11,971)	(126,155)
Payments of debt issuance costs	—	(6,156)
Net cash used in financing activities	(9,561)	(324,898)
Net change in cash and cash equivalents	(121,159)	(65,340)
Cash and cash equivalents, beginning of period	317,896	413,539
Cash and cash equivalents, end of period	$196,737	$348,199
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
We are incorporated under the laws of the Netherlands. We conduct our operations through subsidiary companies that operate business and product development centers in the United States (the “U.S.”), the Netherlands, Belgium, China, Germany, and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, and the U.S. We organize our operations into the sensors and controls businesses.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable 2013 periods necessarily representative of those actually experienced for the full year 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
3. Inventories
The components of inventories as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Finished goods	$96,500	$82,350
Work-in-process	48,713	32,790
Raw materials	129,093	68,255
Total	$274,306	$183,395

4. Shareholders' Equity
Treasury Shares
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. The share repurchase program may be modified or terminated by our Board of Directors at any time.
During the nine months ended September 30, 2014, we repurchased 4,302 ordinary shares for an aggregate purchase price of approximately $181.7 million at a weighted-average price of $42.22 per ordinary share. Of the ordinary shares repurchased, 4,000 were repurchased from Sensata Investment Company S.C.A. ("SCA") in a private, non-underwritten transaction, concurrent with the closing of the May 2014 secondary offering, at $42.42 per ordinary share, which was equal to the price paid by the underwriters.
During the nine months ended September 30, 2013, we repurchased 3,902 ordinary shares for an aggregate purchase price of approximately $126.2 million at a weighted-average price of $32.33 per ordinary share.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and employee stock purchase plan. When shares are reissued, we determine cost using the first-in, first-out method. During the nine months ended September 30, 2014 and September 30, 2013, we reissued 1,077 and 2,123 treasury shares, respectively, as part of our share-based compensation programs and employee stock purchase plan. During the nine months ended September 30, 2014, in connection with our treasury share reissuances, we recognized a loss of $17.3 million that was recorded in Retained earnings/(accumulated deficit).
Secondary Offerings
In May 2014 and September 2014, we completed secondary offerings of our ordinary shares in which SCA sold 11.5 million and 15.1 million ordinary shares, respectively, at offering prices of $42.42 and $47.30 per ordinary share, respectively. We did not receive any proceeds from these offerings. As of September 30, 2014, SCA no longer owned any of our outstanding ordinary shares.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2014:

	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2013	$(7,612)	$(25,495)	$(33,107)
Other comprehensive income before reclassifications	17,817	—	17,817
Amounts reclassified from Accumulated other comprehensive loss	4,280	(370)	3,910
Net current period other comprehensive income/(loss)	22,097	(370)	21,727
Balance as of September 30, 2014	$14,485	$(25,865)	$(11,380)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:
For the three months ended September 30, 2014 and September 30, 2013

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statement of Operations
Component	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$232	$257	Interest expense (1)
Foreign currency forward contracts	822	(93)	Net revenue (1)
Foreign currency forward contracts	(512)	(426)	Cost of revenue (1)
	542	(262)	Total before tax
	(132)	65	(Benefit from)/provision for income taxes
	$410	$(197)	Net of tax

Defined benefit and retiree healthcare plans	$(121)	$462	Various (2)
	(49)	(28)	(Benefit from)/provision for income taxes
	$(170)	$434	Net of tax

For the nine months ended September 30, 2014 and September 30, 2013

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statement of Operations
Component	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$972	$772	Interest expense (1)
Interest rate caps	—	1,097	Other, net (1)
Foreign currency forward contracts	5,543	195	Net revenue (1)
Foreign currency forward contracts	(811)	(1,491)	Cost of revenue (1)
	5,704	573	Total before tax
	(1,424)	(144)	(Benefit from)/provision for income taxes
	$4,280	$429	Net of tax

Defined benefit and retiree healthcare plans	$(307)	$1,392	Various (2)
	(63)	(86)	(Benefit from)/provision for income taxes
	$(370)	$1,306	Net of tax
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
MSP Plan
On January 28, 2011, we acquired the Magnetic Speed and Position ("MSP") business from Honeywell International Inc. On January 31, 2011, we announced a plan (the “MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions consisted primarily of severance and facility exit and other costs. These actions were completed in 2013, and we do not expect to incur any additional charges related to this plan. Substantially all remaining payments have been made.

Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the nine months ended September 30, 2014, we recognized $7.3 million of insurance proceeds related to this fire, which were partially offset by certain charges and expenses incurred during the second quarter of 2014 related to the completed transformation of our South Korean operations. During the three months ended September 30, 2014, we did not recognize any insurance proceeds related to this fire. The insurance proceeds received during the nine months ended September 30, 2014, and the offsetting charges and expenses incurred during the second quarter of 2014, were recognized in the Cost of revenue line of our condensed consolidated statements of operations. As discussed in Note 10, "Commitments and Contingencies," we classify insurance proceeds in our condensed consolidated statements of operations in a manner consistent with the related losses.
During the nine months ended September 30, 2013, we recognized $7.5 million of insurance proceeds related to this fire, of which $0.8 million was recorded in Restructuring and special charges, and the remainder in Cost of revenue. During the three months ended September 30, 2013, we recognized $5.0 million of insurance proceeds related to this fire, all of which was recorded in Cost of revenue.
Summary of Restructuring Programs
The following tables present costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three and nine months ended September 30, 2014 and September 30, 2013:

	For the three months ended September 30, 2014
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$—	$—	$4,543	$—	$4,543
Other, net	—	—	(1)	—	(1)
Cost of revenue	—	—	—	—	—
Total	$—	$—	$4,542	$—	$4,542

	For the three months ended September 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$498	$—	$14	$—	$512
Other, net	(12)	—	13	—	1
Cost of revenue	71	—	—	(5,000)	(4,929)
Total	$557	$—	$27	$(5,000)	$(4,416)

	For the nine months ended September 30, 2014
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$(198)	$—	$7,346	$—	$7,148
Other, net	—	—	(1)	—	(1)
Cost of revenue	—	—	—	(4,072)	(4,072)
Total	$(198)	$—	$7,345	$(4,072)	$3,075

	For the nine months ended September 30, 2013
	2011 Plan	MSP Plan	Other	Special Charges	Total
Restructuring and special charges	$4,094	$451	$1,213	$(1,220)	$4,538
Other, net	(42)	—	15	—	(27)
Cost of revenue	1,233	—	—	(5,530)	(4,297)
Total	$5,285	$451	$1,228	$(6,750)	$214

The “other” restructuring charges of $4.5 million and $7.3 million recognized during the three and nine months ended September 30, 2014, respectively, consist primarily of $3.5 million and $4.4 million, respectively, of charges related to the termination of a limited number of employees in various locations throughout the world. These costs were accounted for as part of an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"). The remainder of the charges for the three and nine months ended September 30, 2014 consist of severance recorded in connection with acquired businesses.
The "other" restructuring charges of $1.2 million recognized during the nine months ended September 30, 2013 represent the termination of a limited number of employees in various locations throughout the world.
6. Debt
Our debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Term Loan Facility	$470,498	$474,062
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	500,000
Revolving Credit Facility	160,000	—
Less: discount	(2,038)	(2,289)
Less: current portion	(164,752)	(4,752)
Long-term debt, net of discount, less current portion	$1,663,708	$1,667,021

Capital lease and other financing obligations	$50,152	$52,193
Less: current portion	(3,627)	(3,348)
Capital lease and other financing obligations, less current portion	$46,525	$48,845
As of September 30, 2014, there was $85.1 million of availability under the $250.0 million revolving credit facility (the "Revolving Credit Facility"), net of $4.9 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2015.
As discussed further in Note 17, "Subsequent Events," on October 14, 2014, we issued and sold $400.0 million of 5.625% senior notes due 2024 (the "5.625% Senior Notes") and entered into a new $600.0 million incremental term loan facility (the "Incremental Term Loan Facility"). The 5.625% Senior Notes mature on November 1, 2024, with interest payable on May 1 and November 1 each year, commencing on May 1, 2015. The Incremental Term Loan Facility, which was offered at an original issue price of 99.25%, matures on October 14, 2021, with interest indexed to LIBOR, subject to a floor of 0.75% and a spread of 2.75%.
On August 4, 2014, we acquired DeltaTech Controls for $181.7 million. Refer to Note 16, "Acquisitions," for further discussion of this acquisition. In the three months ended September 30, 2014, we borrowed $160.0 million on the Revolving Credit Facility to fund a portion of the purchase price of this acquisition.

Debt Maturities
The final maturity of the Revolving Credit Facility is May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. Borrowings under the Revolving Credit Facility are classified as current liabilities as we have the periodic option to renew, or pay all or a portion of, the outstanding balance. Through September 30, 2014, we have elected to renew the outstanding balance on a monthly basis.
The final maturity of the original term loan (the "Term Loan Facility") provided under our senior secured credit facilities is May 12, 2019. The Term Loan Facility must be repaid in full on or prior to such maturity date. The 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the 4.875% senior notes due 2023 (the "4.875% Senior Notes") mature on May 15, 2019 and October 15, 2023, respectively.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, accrued interest totaled $30.4 million and $12.6 million, respectively.
7. Income Taxes
We recorded a (Benefit from)/provision for income taxes for the three months ended September 30, 2014 and September 30, 2013 of $(22.0) million and $20.2 million, respectively, and for the nine months ended September 30, 2014 and September 30, 2013 of $6.9 million and $48.2 million, respectively. The (Benefit from)/provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses, net of deferred tax benefits related to the release of a portion of the U.S. valuation allowance.
During the three months ended September 30, 2014, we released a portion of our U.S. valuation allowance and recognized $32.5 million of benefit from income taxes in connection with the DeltaTech Controls acquisition, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. During the nine months ended September 30, 2014, in addition to the $32.5 million of benefit from income taxes recognized in connection with the DeltaTech Controls acquisition, we recognized $8.3 million of benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.
At September 30, 2014 and December 31, 2013, the liability for income taxes associated with unrecognized tax benefits was $18.6 million and $22.2 million, respectively. The reduction to the liability for unrecognized tax benefits was primarily due to the lapse of the applicable statute of limitations and decreases related to a prior year tax position.
If all of our unrecognized tax benefits as of September 30, 2014 were to be recognizable in the future, we would record a $16.4 million benefit to the provision for income taxes.
8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-retirement plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2014 and September 30, 2013 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$—	$—	$14	$63	$654	$588	$668	$651
Interest cost	448	361	74	147	319	286	841	794
Expected return on plan assets	(612)	(627)	—	—	(216)	(225)	(828)	(852)
Amortization of net loss	65	238	104	123	45	99	214	460
Amortization of prior service (credit)/cost	—	—	(335)	—	—	2	(335)	2
Net periodic benefit cost	$(99)	$(28)	$(143)	$333	$802	$750	$560	$1,055
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2014 and September 30, 2013 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$—	$—	$80	$189	$1,884	$1,732	$1,964	$1,921
Interest cost	1,344	1,080	247	442	847	870	2,438	2,392
Expected return on plan assets	(1,837)	(1,881)	—	—	(655)	(685)	(2,492)	(2,566)
Amortization of net loss	196	715	362	368	136	302	694	1,385
Amortization of prior service (credit)/cost	—	—	(1,001)	—	—	7	(1,001)	7
Net periodic benefit cost	$(297)	$(86)	$(312)	$999	$2,212	$2,226	$1,603	$3,139

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within Selling, general and administrative expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	$2,019	$1,804	$5,969	$5,083
Restricted securities	1,550	952	3,951	2,275
Total share-based compensation expense	$3,569	$2,756	$9,920	$7,358

We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2014:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	661	$14.38	25% per year over four years
Directors	96	$13.99	1 year
We granted the following restricted securities under the 2010 Equity Plan during the nine months ended September 30, 2014:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	239	$43.16

Of the restricted securities granted during the nine months ended September 30, 2014, 109 were performance based securities that cliff vest in 2017. The number of these performance based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. The remaining restricted securities granted are non-performance based restricted securities that vest on various dates between April 2015 and April 2018.
During the nine months ended September 30, 2014, 1,030 stock options were exercised, all of which were settled with shares reissued from treasury.
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
Initial Purchasers of Senior Notes: Pursuant to the terms of the purchase agreements entered into in connection with our private placement senior note offerings, we are obligated to indemnify the initial purchasers of our senior notes against certain liabilities caused by any untrue statement or alleged untrue statement of a material fact in various documents relied upon by such initial purchasers, or to contribute to payments the initial purchasers may be required to make in respect thereof. The purchase agreements do not provide a limit to the maximum future payments, if any, under these indemnifications.
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
Product Warranty Liabilities
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials, which, depending on the product, generally exists for a period of twelve to eighteen months after the date we ship the product to our customer or for a period of twelve months after the date the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors & Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of September 30, 2014 or December 31, 2013.
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
We were a defendant in one case related to this system and switch that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involved claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal, with the case continuing against Ford. The plaintiff subsequently filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal was completed. On November 18, 2013, the Court of Appeals, 12th Appellate District of Ohio, Madison County (Case No. CA2013-04-012), issued an opinion affirming the summary judgment dismissal granted in our favor. On December 31, 2013, the plaintiff filed notice of appeal in the Supreme Court of Ohio. On March 28, 2014, we were informed that the Ohio Supreme Court had rejected the plaintiff’s request, leaving the appellate court decision in place. We have been dismissed from the litigation in accordance with the trial court's previous ruling.
As of September 30, 2014, we are a defendant in seven lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.2 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
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
SGL Italia: Our subsidiaries, Sensata Technologies B.V. and Sensata Technologies Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electromechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012. On February 14, 2014 the court appointed an independent technical expert and set a calendar for the process, to include a meeting of the expert with both parties on March 3, 2014 and a series of milestones for production of a report. The expert has submitted its final report to the court. The court will review this report at a hearing scheduled for November 11, 2014. We are actively defending the case, but believe that a loss is probable. As of September 30, 2014, we have recorded an accrual of $0.3 million, which represents the low end of the estimated range of loss.
Venmar: We have been involved in a related series of claims and lawsuits involving products we sold to one of our customers, Venmar, that sold ventilation and air exchanger equipment containing an electromechanical control product. Venmar conducted recalls in conjunction with the U.S. Consumer Product Safety Commission on similar equipment in 2007, 2008, and 2011. In April 2013, two of the pending claims were filed as lawsuits. These are Cincinnati Ins. Co. v. Sensata Technologies, Inc., Case No. 13105170NP, 52nd Cir. Ct., Huron Co., MI and Auto-Owners Ins. Co. v. Venmar Ventilation, Case No. 13917CZ, 37th Cir. Ct., Calhoun Co., MI. These lawsuits involved claims for damages in the amount of $0.9 million and $6.2 million, respectively. On March 28, 2014, the lawsuit filed by Cincinnati Ins. Co. was settled out of court with no contribution from us. On September 4, 2014, Auto-Owners Ins. Co. agreed to dismiss us from the lawsuit and has filed a stipulation and order of dismissal with the court. While there may be some related ongoing or potential claims, in light of the successful outcomes in these lawsuits we do not believe that a further loss is probable. As of September 30, 2014, we have not recorded an accrual for this matter.
Aircraft: In 2012, certain of our subsidiaries, along with more than twenty other defendants, were named in lawsuits involving a plane crash on May 25, 2011 that resulted in four deaths. The first lawsuit was filed on May 24, 2012 in Pike Circuit Court, Kentucky. This lawsuit is styled Campbell vs. Aero Resources Corporation et al, Civil Action 12-C1-652, Commonwealth of Kentucky, Pike Circuit Court, Div. No. I (the "Campbell case"). A second lawsuit was filed on July 5, 2012 in Jessamine Circuit Court, Kentucky. This lawsuit is styled Shuey v. Hawker Beechcraft, Inc. et al, Civil Action 12-C1-650, Commonwealth of Kentucky, Jessamine Circuit Court, Civil Division (the "Shuey case"). The plaintiffs alleged that one of our circuit breakers was a component in the aircraft and brought claims of negligence and strict liability. Damages were unspecified. On December 5, 2013, the plaintiff in the Shuey case filed a stipulation dismissing us without prejudice. On March 24, 2014, we were informed that the plaintiffs in the Campbell case filed a motion to dismiss us without prejudice. With the dismissals of the lawsuits, we do not expect further proceedings in these matters. Accordingly, as of September 30, 2014, we have not recorded an accrual for these matters.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, another customer alleged similar defects. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to one of the customers in the amount of $0.7 million. We continue to work with these customers towards a final resolution of these matters and consider a loss to be probable. As of September 30, 2014, we have recorded an accrual of $0.9 million, representing our best estimate of the potential loss.
Korean Supplier: In the first quarter of 2014, one of our Korean suppliers, Yukwang Co. Ltd. ("Yukwang"), notified us that they were terminating our existing agreement with them and stopped shipping product to us. We brought legal proceedings against Yukwang in Seoul Central District Court, seeking an injunction to protect Sensata-owned manufacturing equipment physically at Yukwang’s facility. Yukwang countered that we were in breach of contract and alleged damages of approximately $7.6 million. We are litigating these proceedings. The Seoul Central District Court granted our request for an injunction ordering Yukwang not to destroy any of our assets physically located at Yukwang’s facility, but on August 25, 2014 did not grant injunctive relief requiring Yukwang to return equipment and inventory to us. We have filed an appeal of the adverse decision and intend to aggressively pursue our claims and to defend against Yukwang’s counter claims.
In the first quarter of 2014, Yukwang filed a complaint against us with the Small and Medium Business Administration (the “SMBA”), a Korean government agency charged with protecting the interests of small and medium sized businesses. The SMBA attempted to mediate the dispute between us and Yukwang, but its efforts failed. We believe that the SMBA has abandoned its efforts to mediate the dispute.
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. Yukwang filed an appeal of that decision on October 14, 2014 and that appeal will be heard by the Seoul High Court (an intermediate appellate court). We continue to vigorously defend ourselves against these actions.
In August 2014, the Korean Fair Trade Commission (the “KFTC”) opened investigations into allegations made by Yukwang that our indirect, wholly-owned subsidiary, Sensata Technologies Korea Limited, engaged in unfair trade practices and violated a Korean law relating to subcontractors. We have responded to information requests from the KFTC. If its investigation determines that our subsidiary has violated Korean law, the KFTC can order injunctions, award damages of up to 2% of impacted revenue for unfair trade practices, and award damages of up to two times the value of the relevant subcontract for violations of the subcontractor law. Damages could cover up to the entire period, which is several years, during which Sensata or any of its current subsidiaries had been operating in Korea. In addition, the KFTC has the authority to prosecute criminally.
We are responding to these various actions. We do not believe that a loss is probable, and as of September 30, 2014, we have not recorded an accrual for these matters.
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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fell:

	September 30, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$21,450	$—	$—	$1,863	$—
Commodity forward contracts	—	391	—	—	151	—
Total	$—	$21,841	$—	$—	$2,014	$—
Liabilities
Foreign currency forward contracts	$—	$1,532	$—	$—	$11,875	$—
Commodity forward contracts	—	10,630	—	—	13,229	—
Total	$—	$12,162	$—	$—	$25,104	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of September 30, 2014 and December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2013, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of September 30, 2014, no events or changes in circumstances have occurred that would trigger the need for an additional impairment review.
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
In the second quarter of 2014, we completed the sale of our Oyama, Japan facility for $5.6 million, resulting in an immaterial gain.
Refer to Note 16, "Acquisitions," for discussion of fair value measurements related to acquisitions that occurred during the nine months ended September 30, 2014.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan Facility	$470,498	$—	$466,970	$—	$474,062	$—	$475,016	$—
6.5% Senior Notes	$700,000	$—	$733,250	$—	$700,000	$—	$752,500	$—
4.875% Senior Notes	$500,000	$—	$488,750	$—	$500,000	$—	$472,500	$—
Revolving Credit Facility	$160,000	$—	$158,455	$—	$—	$—	$—	$—

(1)	The carrying value is presented excluding discount.
The fair values of our Term Loan Facility, 4.875% Senior Notes, and 6.5% Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis. The fair value of the Revolving Credit Facility is calculated as the present value of the difference between the contractual spread on the loan and the estimated replacement credit spread using the current outstanding balance on the loan projected to the loan maturity.
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
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of December 31, 2013, we had posted $0.4 million in cash collateral. As of September 30, 2014, we had not posted any cash collateral.

Hedges of Interest Rate Risk
On August 12, 2014, our interest rate cap, a portion of which was designated as a cash flow hedge of floating interest payments on our Term Loan Facility, matured. As a result, as of September 30, 2014, we have no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
Our objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the nine months ended September 30, 2014 and September 30, 2013, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings. For the three and nine months ended September 30, 2014 and September 30, 2013, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. On August 12, 2014, our interest rate cap matured, and accordingly, no further amounts will be reclassified from Accumulated other comprehensive loss to Interest expense.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2014 and September 30, 2013, the ineffective portion recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of September 30, 2014, we estimate that $15.3 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending September 30, 2015.

As of September 30, 2014, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
257.7 EUR	Various from May 2013 to September 2014	Various from November 2014 to August 2016	Euro to U.S. Dollar Exchange Rate	1.33 USD	Designated
54.0 EUR	Various from May 2013 to September 2014	October 31, 2014	Euro to U.S. Dollar Exchange Rate	1.29 USD	Non-Designated
25.0 CNY	March 20, 2014	November 28, 2014 and December 31, 2014	U.S. Dollar to Chinese Renminbi Exchange Rate	6.24 CNY	Designated
61.5 CNY	March 20, 2014 and September 25, 2014	October 31, 2014	U.S. Dollar to Chinese Renminbi Exchange Rate	6.17 CNY	Non-Designated
2,052.4 JPY	Various from September 2013 to July 2014	Various from November 2014 to December 2015	U.S. Dollar to Japanese Yen Exchange Rate	101.63 JPY	Designated
559.4 JPY	Various from September 2013 to September 2014	October 31, 2014	U.S. Dollar to Japanese Yen Exchange Rate	104.54 JPY	Non-Designated
54,250.0 KRW	Various from September 2013 to September 2014	Various from November 2014 to August 2016	U.S. Dollar to Korean Won Exchange Rate	1,063.81 KRW	Designated
34,900.0 KRW	Various from September 2013 to September 2014	October 31, 2014	U.S. Dollar to Korean Won Exchange Rate	1,049.69 KRW	Non-Designated
50.9 MYR	Various from November 2013 to September 2014	Various from November 2014 to August 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.32 MYR	Designated
30.8 MYR	November 22, 2013 and September 25, 2014	October 31, 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.26 MYR	Non-Designated
829.3 MXN	Various from June 2013 to September 2014	Various from November 2014 to August 2016	U.S. Dollar to Mexican Peso Exchange Rate	13.61 MXN	Designated
88.2 MXN	Various from June 2013 to September 2014	October 31, 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.57 MXN	Non-Designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of September 30, 2014:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,324,013 troy oz.	October 2014 to August 2016	$22.02
Gold	12,882 troy oz.	October 2014 to August 2016	$1,363.82
Nickel	662,820 pounds	October 2014 to August 2016	$7.17
Aluminum	3,240,729 pounds	October 2014 to August 2016	$0.90
Copper	4,204,281 pounds	October 2014 to August 2016	$3.29
Platinum	7,239 troy oz.	October 2014 to August 2016	$1,468.72
Palladium	1,045 troy oz.	October 2014 to August 2016	$746.16
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$14,574	$1,566	Accrued expenses and other current liabilities	$967	$9,868
Foreign currency forward contracts	Other assets	4,526	—	Other long term liabilities	367	500
Total		$19,100	$1,566		$1,334	$10,368
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$306	$80	Accrued expenses and other current liabilities	$8,766	$10,096
Commodity forward contracts	Other assets	85	71	Other long term liabilities	1,864	3,133
Foreign currency forward contracts	Prepaid expenses and other current assets	2,350	297	Accrued expenses and other current liabilities	198	1,507
Total		$2,741	$448		$10,828	$14,736

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2014 and September 30, 2013:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest rate caps	$—	$(2)	Interest expense	$(232)	$(257)
Foreign currency forward contracts	$25,382	$(10,149)	Net revenue	$(822)	$93
Foreign currency forward contracts	$(1,871)	$(106)	Cost of revenue	$512	$426

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	September 30, 2014	September 30, 2013
Commodity forward contracts	$(9,147)	$9,791	Other, net
Foreign currency forward contracts	$4,765	$(3,671)	Other, net
Interest rate caps	$—	$(2)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2014 and September 30, 2013:

Derivatives designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Interest rate caps	$—	$(6)	Interest expense	$(972)	$(772)
Interest rate caps	$—	$—	Other, net	$—	$(1,097)
Foreign currency forward contracts	$23,664	$(3,026)	Net revenue	$(5,543)	$(195)
Foreign currency forward contracts	$91	$1,075	Cost of revenue	$811	$1,491

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	September 30, 2014	September 30, 2013
Commodity forward contracts	$(3,629)	$(16,401)	Other, net
Foreign currency forward contracts	$3,726	$(1,718)	Other, net
Interest rate caps	$—	$(2)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.

As of September 30, 2014, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $12.2 million. As of September 30, 2014, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three and nine months ended September 30, 2014 and September 30, 2013:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Currency remeasurement gain on debt	$51	$169	$2	$354
Currency remeasurement (loss)/gain on net monetary assets	(4,512)	2,948	(4,413)	406
(Loss)/gain on commodity forward contracts	(9,147)	9,791	(3,629)	(16,401)
Gain/(loss) on foreign currency forward contracts	4,765	(3,671)	3,726	(1,718)
Loss on debt refinancing	—	—	—	(7,111)
Loss on interest rate cap	—	—	—	(1,097)
Other	265	153	206	156
Total Other, net	$(8,578)	$9,390	$(4,108)	$(25,411)
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

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2014 and September 30, 2013:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenue:
Sensors	$429,020	$358,159	$1,261,736	$1,052,124
Controls	148,075	140,727	442,806	423,593
Total net revenue	$577,095	$498,886	$1,704,542	$1,475,717
Segment operating income (as defined above):
Sensors	$118,056	$109,918	$354,386	$311,948
Controls	44,765	41,638	132,454	130,708
Total segment operating income	162,821	151,556	486,840	442,656
Corporate and other	(30,176)	(17,275)	(83,859)	(71,924)
Amortization of intangible assets	(35,985)	(33,670)	(100,562)	(100,706)
Restructuring and special charges	(4,543)	(512)	(7,148)	(4,538)
Profit from operations	92,117	100,099	295,271	265,488
Interest expense	(23,874)	(23,476)	(70,973)	(71,573)
Interest income	321	232	910	780
Other, net	(8,578)	9,390	(4,108)	(25,411)
Income before taxes	$59,986	$86,245	$221,100	$169,284
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2014 and September 30, 2013, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic weighted-average ordinary shares outstanding	168,554	175,941	170,463	176,362
Dilutive effect of stock options	2,042	2,559	1,974	2,993
Dilutive effect of unvested restricted securities	169	129	174	164
Diluted weighted-average ordinary shares outstanding	170,765	178,629	172,611	179,519
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2014 and September 30, 2013, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Anti-dilutive shares excluded	773	1,669	747	1,709
Contingently issuable shares excluded	380	524	365	466

16. Acquisitions
Schrader
On October 14, 2014, we completed the acquisition of all of the outstanding shares of August Cayman Company, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Schrader"), for an aggregate purchase price of $1.0 billion, subject to certain post-closing adjustments. Schrader will be integrated into our sensors segment. Due to the recent closing of this acquisition, we have not yet completed our initial accounting for the business combination, and we are unable to provide the required disclosures. See Note 17, "Subsequent Events," for further information related to this acquisition.
We incurred approximately $3.5 million in transaction costs related to this acquisition during the three months ended September 30, 2014, which are included within Selling, general and administrative expense in our condensed consolidated statements of operations.
DeltaTech Controls
On August 4, 2014, we completed the acquisition of all of the outstanding shares of CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business, from CoActive Holdings, LLC (the "Seller") for an aggregate cash purchase price of $181.7 million, subject to certain post-closing adjustments. DeltaTech Controls is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries, and is being integrated into our sensors segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$17,074
Property, plant and equipment	8,458
Other intangible assets	111,299
Goodwill	97,114
Other non-current assets	5,663
Deferred income tax liabilities	(36,260)
Other long term liabilities	(22,539)
Fair value of net assets acquired, excluding cash and cash equivalents	180,809
Cash and cash equivalents	919
Fair value of net assets acquired	$181,728
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $97.1 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Life (years)
Acquired definite-lived intangible assets:
Customer relationships	$82,420	8
Completed technologies	26,139	10
Trademarks	1,820	5
Computer software	920	7
	$111,299	8
The definite-lived intangible assets were valued using the income approach. We used the relief-from-royalty method to value completed technologies and trademark intangibles. The customer relationships were valued using the multi-period excess earnings method. These valuation methods incorporate assumptions including expected discounted future cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies and trademark intangibles, or the future earnings related to existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
The valuation of certain tangible assets acquired was determined using the cost approach. For personal property, we primarily used the cost approach to develop the estimated reproduction or replacement cost. The fair value of these assets is considered to be a Level 3 fair value measurement.
Magnum Energy
On May 29, 2014, we completed the acquisition of all of the outstanding shares of Magnum Energy for $60.6 million in cash. Magnum Energy is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum Energy products are used in recreational vehicles and the solar/off-grid applications market. Magnum Energy is being integrated into our controls segment.
The allocation of the purchase price related to this acquisition is preliminary, and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price will be completed when the estimates of the fair value of liabilities assumed are finalized. The majority of the purchase price was allocated to intangible assets, including goodwill.
The preliminary goodwill recognized as a result of this acquisition was approximately $12.8 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. In accordance with the terms of the agreement to purchase Magnum Energy, we have treated this acquisition as an asset purchase as allowed under U.S. tax rules, and therefore all of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$28,810	12
Customer relationships	11,670	7
Trademark	1,850	12
	$42,330	11
The completed technologies and trademark intangibles were valued using the income approach (the multi-period excess earnings method and the relief-from-royalty method, respectively). The customer relationships were valued using the cost approach. These valuation methods incorporate assumptions including future earnings related to completed technologies, expected discounted future cash flows resulting from the future estimated after-tax royalty payments avoided as a result of owning the trademark, and the estimated cost of replacement of existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
Wabash Technologies
On January 2, 2014, we completed the acquisition of all the outstanding shares of Wabash Technologies from an affiliate of Sun Capital Partners, Inc. for $59.6 million in cash. Wabash Technologies develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the United Kingdom. We acquired Wabash Technologies in order to complement our existing magnetic speed and position sensors product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the heavy vehicle and off-road end-market. Wabash Technologies is being integrated into our sensors segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$9,232
Property, plant and equipment	17,210
Other intangible assets	21,500
Goodwill	20,173
Deferred income tax liabilities	(8,967)
Other long term liabilities	(867)
Fair value of net assets acquired, excluding cash and cash equivalents	58,281
Cash and cash equivalents	1,304
Fair value of net assets acquired	$59,585
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price will be completed when the estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $20.2 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$13,600	9
Customer relationships	7,900	7
	$21,500	8
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

Aggregated Information on Business Combinations
Net revenue for DeltaTech Controls, Magnum Energy, and Wabash Technologies included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 was $47.7 million and $92.6 million, respectively. Net income for DeltaTech Controls, Magnum Energy, and Wabash Technologies included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 was not material to our consolidated results.
Had the DeltaTech Controls, Magnum Energy, and Wabash Technologies acquisitions closed at the beginning of 2013, Net revenue and Net income would not have been materially different from the amounts reported for the three and nine months ended September 30, 2014 and September 30, 2013.
17. Subsequent Events
On October 14, 2014, our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV") completed the acquisition of Schrader for $1.0 billion, subject to certain post-closing adjustments (the "Acquisition"). Upon closing of the Acquisition, we assumed all of Schrader's liabilities, including, without limitation, all contingent liabilities arising from various pending litigation matters. We are currently evaluating these liabilities and contingent liabilities in order to assess our exposure.
Schrader is a global manufacturer of sensing and valve solutions for automotive and industrial manufacturers. Schrader is headquartered in Denver, Colorado and has sales and design offices in the United States, the United Kingdom, Germany, China, Japan, and South Korea. Manufacturing facilities are located in the United States, United Kingdom, France, Brazil, and China. Schrader employs 2,500 people globally. Schrader is a manufacturer of tire pressure monitoring sensors (“TPMS”), a safety feature now standard on all cars and light trucks sold in the United States and growing globally in Europe and Asia. Fuel economy and safety regulations in each region are driving the rapid adoption of TPMS. The Acquisition adds TPMS and additional low pressure sensing capabilities to our current position.
On October 14, 2014, STBV completed a series of financing transactions (the "Transactions") in order to fund the Acquisition. The Transactions included the issuance and sale of the 5.625% Senior Notes and the entry into the third amendment to STBV's existing senior secured credit facilities that provides for the Incremental Term Loan Facility, which was offered at an original issue price of 99.25%. The net proceeds from the issuance and sale of the 5.625% Senior Notes and borrowings under the Incremental Term Loan Facility, together with cash on hand, were used to (i) fund the Acquisition, (ii) permanently repay all outstanding indebtedness under Schrader's existing credit facilities, and (iii) pay all related fees and expenses in connection with the Transactions and the Acquisition.
The 5.625% Senior Notes mature on November 1, 2024, with interest payable on May 1 and November 1 each year, commencing on May 1, 2015. The Incremental Term Loan Facility matures on October 14, 2021, with interest indexed to LIBOR, subject to a floor of 0.75% and a spread of 2.75%.

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
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the three months ended
	September 30, 2014		September 30, 2013
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$429.0	74.3%	$358.2	71.8%
Controls	148.1	25.7	140.7	28.2
Net revenue	577.1	100.0	498.9	100.0
Operating costs and expenses:
Cost of revenue	371.9	64.5	309.1	62.0
Research and development	19.5	3.4	15.2	3.0
Selling, general and administrative	53.0	9.2	40.4	8.1
Amortization of intangible assets	36.0	6.2	33.7	6.7
Restructuring and special charges	4.5	0.8	0.5	0.1
Total operating costs and expenses	485.0	84.0	398.8	79.9
Profit from operations	92.1	16.0	100.1	20.1
Interest expense, net	(23.6)	(4.1)	(23.2)	(4.7)
Other, net	(8.6)	(1.5)	9.4	1.9
Income before taxes	60.0	10.4	86.2	17.3
(Benefit from)/provision for income taxes	(22.0)	(3.8)	20.2	4.1
Net income	$82.0	14.2%	$66.0	13.2%
Net revenue. Net revenue for the three months ended September 30, 2014 increased $78.2 million, or 15.7%, to $577.1 million from $498.9 million for the three months ended September 30, 2013. The increase in net revenue was composed of a 19.8% increase in sensors and a 5.2% increase in controls.
Sensors net revenue for the three months ended September 30, 2014 increased $70.9 million, or 19.8%, to $429.0 million from $358.2 million for the three months ended September 30, 2013. The increase in sensors net revenue was primarily composed of 8.1% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange) and the impact of acquisitions, including Wabash Technologies and DeltaTech Controls, which contributed 11.3%. The growth in organic revenue was primarily driven by growth in content (including the impact of product obsolescence) and production of light vehicles and heavy trucks, partially offset by pricing. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors. The growth in content was due in large part to significant design wins resulting in new business opportunities that we believe are primarily driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe, CAFE requirements in the U.S., and China 4 requirements in Asia.

Controls net revenue for the three months ended September 30, 2014 increased $7.3 million, or 5.2%, to $148.1 million from $140.7 million for the three months ended September 30, 2013. The increase in controls net revenue was primarily related to the impact of the acquisition of Magnum Energy in the second quarter of 2014. Controls net revenue was also impacted by growth in our commercial aerospace and industrial end-markets, offset by declines in our appliance and heating, ventilation, and air-conditioning end-markets.
Cost of revenue. Cost of revenue for the three months ended September 30, 2014 and September 30, 2013 was $371.9 million (64.5% of net revenue) and $309.1 million (62.0% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to acquisitions and the impact of insurance proceeds. In the three months ended September 30, 2013, we recorded $5.0 million of insurance proceeds in Cost of revenue. We did not record any insurance proceeds in Cost of revenue in the three months ended September 30, 2014.
Research and development expense. Research and development ("R&D") expense for the three months ended September 30, 2014 and September 30, 2013 was $19.5 million (3.4% of net revenue) and $15.2 million (3.0% of net revenue), respectively. The increase in R&D expense was primarily due to continued investment to support new platform and technology developments with our customers in order to drive future revenue growth, and investment related to acquired businesses. R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future. We conduct R&D activities in areas that we believe will accelerate our longer term net revenue growth. Our development expense is typically associated with (1) engineering core technology platforms to specific applications, and (2) engineering major upgrades that improve the functionality of existing products. Costs related to modifications of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in R&D expense.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2014 and September 30, 2013 was $53.0 million (9.2% of net revenue) and $40.4 million (8.1% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. SG&A expense increased primarily due to increased compensation related to non-production headcount, as well as $4.0 million in transaction costs during the third quarter and integration costs and SG&A expenses associated with acquired businesses.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2014 and September 30, 2013 was $36.0 million and $33.7 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased compared to the prior period primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions and a difference in the pattern of economic benefits between the third quarter of 2014 and the third quarter of 2013. For further discussion of intangible assets related to our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended September 30, 2014 and September 30, 2013 were $4.5 million and $0.5 million, respectively. Restructuring and special charges increased from the prior period primarily due to charges incurred in connection with the termination of a limited number of employees in various locations throughout the world, in order to align our structure with our strategy.
Interest expense, net. Interest expense, net for the three months ended September 30, 2014 and September 30, 2013 was $23.6 million and $23.2 million, respectively.
Other, net. Other, net for the three months ended September 30, 2014 and September 30, 2013 was $(8.6) million and $9.4 million, respectively. Other, net for the three months ended September 30, 2014 consisted primarily of losses on commodity forward contracts of $9.1 million (compared to gains of $9.8 million for the three months ended September 30, 2013) and currency remeasurement losses on net monetary assets of $4.5 million (compared to gains of $2.9 million for the three months ended September 30, 2013), partially offset by gains on forward currency forward contracts of $4.8 million (compared to losses of $3.7 million for the three months ended September 30, 2013). See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.

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
(Benefit from)/provision for income taxes. (Benefit from)/provision for income taxes for the three months ended September 30, 2014 and September 30, 2013 was $(22.0) million and $20.2 million, respectively. The (benefit from)/provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses, net of a deferred tax benefit relating to a release of a portion of the U.S. valuation allowance.
The change in the (benefit from)/provision for income taxes was primarily due to the release of a portion of the U.S. valuation allowance in the third quarter of 2014, as well as a change in the amount and distribution of income recorded in profitable jurisdictions, and the impact of changes in foreign currency exchange rates. During the three months ended September 30, 2014, we released a portion of our U.S. valuation allowance, and recognized $32.5 million of benefit from income taxes in connection with the DeltaTech Controls acquisition, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.
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

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the nine months ended
	September 30, 2014		September 30, 2013
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Sensors	$1,261.7	74.0%	$1,052.1	71.3%
Controls	442.8	26.0	423.6	28.7
Net revenue	1,704.5	100.0	1,475.7	100.0
Operating costs and expenses:
Cost of revenue	1,097.6	64.4	940.4	63.7
Research and development	55.7	3.3	43.1	2.9
Selling, general and administrative	148.3	8.7	121.4	8.2
Amortization of intangible assets	100.6	5.9	100.7	6.8
Restructuring and special charges	7.1	0.4	4.5	0.3
Total operating costs and expenses	1,409.3	82.7	1,210.2	82.0
Profit from operations	295.3	17.3	265.5	18.0
Interest expense, net	(70.1)	(4.1)	(70.8)	(4.8)
Other, net	(4.1)	(0.2)	(25.4)	(1.7)
Income before taxes	221.1	13.0	169.3	11.5
Provision for income taxes	6.9	0.4	48.2	3.3
Net income	$214.2	12.6%	$121.1	8.2%
Net revenue. Net revenue for the nine months ended September 30, 2014 increased $228.8 million, or 15.5%, to $1,704.5 million from $1,475.7 million for the nine months ended September 30, 2013. The increase in net revenue was composed of a 19.9% increase in sensors and a 4.5% increase in controls.
Sensors net revenue for the nine months ended September 30, 2014 increased $209.6 million, or 19.9%, to $1,261.7 million from $1,052.1 million for the nine months ended September 30, 2013. The increase in sensors net revenue was primarily composed of 11.0% growth in organic revenue and the impact of acquisitions, including Wabash Technologies and DeltaTech Controls, which contributed 8.5%. The growth in organic revenue was primarily driven by growth in content (including the impact of product obsolescence) and production of light vehicles and heavy trucks, partially offset by pricing. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors. The growth in content was due in large part to significant design wins resulting in new business opportunities that we believe are primarily driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe, CAFE requirements in the U.S., and China 4 requirements in Asia.
Controls net revenue for the nine months ended September 30, 2014 increased $19.2 million, or 4.5%, to $442.8 million from $423.6 million for the nine months ended September 30, 2013. The increase in controls net revenue was primarily composed of 2.2% growth in organic revenue and the impact of the acquisition of Magnum Energy in the second quarter of 2014, which contributed 2.3%. The growth in organic revenue was primarily due to growth in our commercial aerospace, industrial, automotive, and semiconductor manufacturing end-markets, partially offset by declines in our appliance and heating, ventilation, and air-conditioning end-markets.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2014 and September 30, 2013 was $1,097.6 million (64.4% of net revenue) and $940.4 million (63.7% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to acquisitions. In the nine months ended September 30, 2014 and September 30, 2013, we recorded $7.3 million and $6.7 million, respectively, of insurance proceeds in Cost of revenue.
Research and development expense. R&D expense for the nine months ended September 30, 2014 and September 30, 2013 was $55.7 million (3.3% of net revenue) and $43.1 million (2.9% of net revenue), respectively. The increase in R&D expense was primarily due to continued investment to support new platform and technology developments with our customers in order to drive future revenue growth, and investment related to acquired businesses.

Selling, general and administrative expense. SG&A expense for the nine months ended September 30, 2014 and September 30, 2013 was $148.3 million (8.7% of net revenue) and $121.4 million (8.2% of net revenue), respectively. SG&A expense increased primarily due to increased compensation related to non-production headcount, as well as $4.9 million in transaction costs during the nine months ended September 30, 2014 and integration costs and SG&A expenses associated with acquired businesses.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the nine months ended September 30, 2014 and September 30, 2013 was $100.6 million and $100.7 million, respectively. Amortization expense was impacted by a decrease related to a difference in the pattern of economic benefits over which intangibles were amortized between the nine months ended September 30, 2014 and the nine months ended September 30, 2013, offset by additional amortization related to intangible assets recognized as a result of recent acquisitions. For further discussion of intangible assets acquired as a result of our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the nine months ended September 30, 2014 and September 30, 2013 were $7.1 million and $4.5 million, respectively. Restructuring and special charges for the nine months ended September 30, 2014 consisted of severance charges recorded in connection with acquired businesses and charges incurred in connection with the termination of a limited number of employees in various locations throughout the world, in order to align our structure with our strategy. Restructuring and special charges for the nine months ended September 30, 2013 consisted of actions attributable to the execution of the 2011 Plan and the MSP Plan. These actions and events are discussed further in Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2014 and September 30, 2013 was $70.1 million and $70.8 million, respectively.
Other, net. Other, net for the nine months ended September 30, 2014 and September 30, 2013 was $(4.1) million and $(25.4) million, respectively. Other, net for the nine months ended September 30, 2014 consisted primarily of currency remeasurement losses on net monetary assets of $4.4 million (compared to gains of $0.4 million for the nine months ended September 30, 2013) and losses on commodity forward contracts of $3.6 million (compared to losses of $16.4 million for the nine months ended September 30, 2013), partially offset by gains on forward currency forward contracts of $3.7 million (compared to losses of $1.7 million for the nine months ended September 30, 2013). The nine months ended September 30, 2013 also included losses of $7.1 million related to our debt transactions in April 2013. See Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2014 and September 30, 2013 was $6.9 million and $48.2 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-US tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses, net of a deferred tax benefit relating to a release of a portion of the U.S. valuation allowance.
The decrease in the provision for income taxes was primarily due to the release of a portion of the U.S. valuation allowance, a change in the amount and distribution of income recorded in profitable jurisdictions, and the impact of changes in foreign currency exchange rates. During the nine months ended September 30, 2014, we released a portion of the U.S. valuation allowance and recognized $40.8 million of benefit from income taxes in connection with our acquisitions, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. These benefits included an $8.3 million benefit from income taxes recorded in the first quarter of 2014 in connection with the Wabash Technologies acquisition, and a $32.5 million benefit from income taxes recorded in the third quarter of 2014 in connection with the DeltaTech Controls acquisition.
Liquidity and Capital Resources
We held cash and cash equivalents of $196.7 million and $317.9 million at September 30, 2014 and December 31, 2013, respectively, of which $33.6 million and $131.3 million, respectively, was held in the Netherlands, $64.3 million and $83.3 million, respectively, was held by U.S. subsidiaries, and $98.8 million and $103.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2014 and September 30, 2013. We have derived the summarized statements of cash flows for the nine months ended September 30, 2014 and September 30, 2013 from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effects of rounding.

	For the nine months ended
(Dollars in millions)	September 30, 2014	September 30, 2013
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$365.9	$310.0
Changes in operating assets and liabilities, net of effects of acquisitions	(85.7)	(1.2)
Operating activities	280.1	308.8
Investing activities	(391.7)	(49.2)
Financing activities	(9.6)	(324.9)
Net change	$(121.2)	$(65.3)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2014 and September 30, 2013 was $280.1 million and $308.8 million, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in our inventory balance from December 31, 2013 to September 30, 2014 and timing of customer receipts and supplier payments, partially offset by increased profitability. The increase in our inventory balance from December 31, 2013 to September 30, 2014 was driven by a buildup of inventory to continue to ensure on-time delivery to our customers and an effective transition to our upgraded Oracle Enterprise Resource Planning ("ERP") system.
During the nine months ended September 30, 2014, we received $7.3 million of insurance proceeds associated with the fire at our South Korean facility in September 2012, of which $4.9 million are classified as cash flows from operating activities as they relate to losses associated with the interruption of our business as a result of the fire. The remaining proceeds are classified as cash flows from investing activities as they relate to the replacement of manufacturing equipment damaged as a result of the fire. We do not expect to receive further insurance proceeds related to the fire.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2014 and September 30, 2013 was $391.7 million and $49.2 million, respectively, which consisted primarily of $298.5 million and $0.4 million, respectively, of acquisition payments, net of cash received, and $101.1 million and $55.5 million, respectively, in capital expenditures. Refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the cash used for acquisitions. The increase in capital expenditures primarily relates to investments associated with increasing our manufacturing capacity and upgrading our existing Oracle ERP system. In 2014, we anticipate capital expenditures of approximately $120 million to $140 million, which we plan to fund with cash flows from operations.
As discussed further in Note 17, "Subsequent Events," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, on October 14, 2014, Sensata Technologies B.V. ("STBV") acquired all of the outstanding equity interests of August Cayman Company, Inc. ("Schrader") for $1.0 billion, subject to certain post-closing adjustments.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2014 and September 30, 2013 was $9.6 million and $324.9 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2014 included cash used of $169.7 million to repurchase 4.0 million ordinary shares from Sensata Investment Company S.C.A. in the second quarter of 2014, partially offset by $160.0 million of cash provided by borrowings on our $250.0 million revolving credit facility (the "Revolving Credit Facility"), which was used to fund a portion of the purchase of DeltaTech Controls (see Investing activities above). In addition, during the second quarter of 2014, we borrowed $35.0 million on the Revolving Credit Facility, which was subsequently re-paid prior to June 30, 2014.
Net cash used in financing activities for the nine months ended September 30, 2013 consisted primarily of $200.0 million used to repay a portion of our original term loan (the "Term Loan Facility") provided under our senior secured credit facilities in April 2013, and $126.2 million used to repurchase ordinary shares.

We may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further in Capital Resources, under which, as of September 30, 2014, there is approximately $74.7 million remaining.
As discussed further in Note 17, "Subsequent Events," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, on October 14, 2014, we issued and sold $400.0 million of 5.625% senior notes due 2024 (the "5.625% Senior Notes") and entered into a new $600.0 million incremental term loan facility (the "Incremental Term Loan Facility") in order to fund the acquisition of Schrader.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2014, we had $1,880.7 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of September 30, 2014 is as follows:

September 30, 2014
Term Loan Facility	$470,498
6.5% Senior Notes	700,000
4.875% Senior Notes	500,000
Revolving Credit Facility	160,000
Less: discount	(2,038)
Less: current portion	(164,752)
Long-term debt, net of discount, less current portion	$1,663,708

Capital lease and other financing obligations	$50,152
Less: current portion	(3,627)
Capital lease and other financing obligations, less current portion	$46,525
As of September 30, 2014, there was $85.1 million of availability under the $250.0 million Revolving Credit Facility, net of $4.9 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2015.
As discussed further in Note 17, "Subsequent Events," to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, on October 14, 2014, we issued and sold the 5.625% Senior Notes and entered into the Incremental Term Loan Facility. The 5.625% Senior Notes mature on November 1, 2024, with interest payable on May 1 and November 1 each year, commencing on May 1, 2015. The Incremental Term Loan Facility matures on October 14, 2021, with interest indexed to LIBOR, subject to a floor of 0.75% and a spread of 2.75%.
Capital Resources:
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the Revolving Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2014, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 27, 2014, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the 6.5% senior notes due 2019 (the "6.5% Senior Notes"), the 4.875% senior notes due 2023 (the "4.875% Senior Notes," and collectively with the 6.5% Senior Notes, the "Senior Notes"), the Term Loan Facility, our new debt as discussed in Note 17, "Subsequent Events," or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
In October 2012, we announced that our Board of Directors approved a $250.0 million share buyback program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. During the nine months ended September 30, 2014, we used $181.7 million of cash to repurchase approximately 4.3 million shares under the amended program. At September 30, 2014, $74.7 million remained available for share repurchase under the amended program.
As discussed in Note 8, "Debt," of our Annual Report on Form 10-K for the year ended December 31, 2013, the credit agreement and indentures under which the Senior Secured Credit Facilities (as defined therein) and the Senior Notes, respectively, were issued, contain covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These covenants, which are subject to important exceptions and qualifications set forth in the credit agreement and indentures, were taken into consideration in establishing our amended share buyback program. We do not believe that the covenants described above will prevent us from funding share repurchases under our existing buyback program with available cash and cash flows from operations or other available sources of funds, should we decide to do so. As of September 30, 2014, we were in compliance with all the covenants and default provisions under our credit arrangements.
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
As of September 30, 2014, there have been no significant changes to our market risk since December 31, 2013.
Given the leveraged nature of our company, we have exposure to changes in interest rates. On October 14, 2014, we amended our senior secured credit facilities to provide for a new $600.0 million incremental term loan facility (the "Incremental Term Loan Facility"). The interest rate on borrowings under the Incremental Term Loan Facility is indexed to LIBOR, subject to a floor of 0.75% and a spread of 2.75%. Based on the LIBOR rate at October 14, 2014, the interest rate on borrowings under the Incremental Term Loan Facility is equal to 3.5% (the floor plus the spread). However, in the future, LIBOR could rise above the floor of 0.75%, resulting in an increase to our interest expense in future periods.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended September 30, 2014, we completed the implementation of an upgrade of our existing Oracle Enterprise Resource Planning system to a newer version of Oracle. This implementation did not result in material changes to our internal control over financial reporting.
Management’s assessment of the overall effectiveness of our internal controls over financial reporting has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We will integrate the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 COSO Framework. We do not expect that our transition to the 2013 COSO Framework will have a significant impact on our internal control over financial reporting or our disclosure controls and procedures.
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
We may be unable to successfully integrate the operations of August Cayman Company, Inc. (“Schrader”) into our operations and we may not realize the anticipated efficiencies and synergies of the Schrader acquisition. If the acquisition of Schrader does not achieve its intended results, our business, financial condition and results of operations could be materially and adversely affected.
The integration of Schrader into our operations will be a significant undertaking and will require significant attention from our management team. The acquisition of Schrader (the “Acquisition”) involves the integration of two companies that previously operated independently, and the unique business cultures of the two companies may prove to be incompatible. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition. Our results of operations could also be adversely affected by any issues attributable to Schrader’s operations that arose or are based on events or actions that occurred prior to the closing of the Acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies between Schrader and us. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Although we currently anticipate significant synergies over the enterprise life of the combined company, we cannot assure you that these expected synergies will be fully realized, if at all. Our actual synergies and the expenses required to realize these synergies could differ materially from our current expectations, and we cannot assure you that we will achieve the full amount of expected synergies on the schedule anticipated, or at all, or that these synergies will not have other adverse effects on our business. Failure to achieve these anticipated benefits of the Acquisition could result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition, and results of operations.
The assumption of known and unknown liabilities in the Acquisition may harm our financial condition and results of operations.
As a result of the Acquisition, we have assumed all of Schrader’s liabilities, including known and unknown contingent liabilities. If there are significant unknown Schrader obligations, or if we incur significant losses arising from known contingent liabilities assumed by us upon closing of the Acquisition, the combined company’s business could be materially and adversely affected. We may learn additional information about Schrader’s business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the Acquisition will be successful or that it will not, in fact, harm our business. Among other things, if Schrader’s liabilities are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations. We have no recourse (whether through indemnity or otherwise) to recover any such liabilities.
Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties or other remedies, which could have a material adverse effect on our business, results of operations or financial condition.
We must comply with the United States Export Administration Regulations, International Traffic in Arms Regulation (“ITAR”), and the sanctions, regulations, and embargoes administered by the Office of Foreign Assets Control (“OFAC”). Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. For example, changes in the

OFAC administrated embargo on trade with Iran have eliminated exceptions that may have previously permitted direct or indirect sales to that country. This area remains fluid in terms of regulatory developments. Should we need an export license, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.
We have discovered in the past, and may discover in the future, deficiencies in our OFAC compliance program. Although we are currently making progress in our efforts to enhance our OFAC compliance program, we cannot assure you that any such enhancements will ensure that we are in compliance with applicable laws and regulations at all times, or that OFAC (or other applicable authorities) will not raise compliance concerns or perform audits to confirm our compliance with applicable laws and regulations. Any failure by us to comply with applicable laws and regulations could result in governmental enforcement actions, fines or penalties, criminal and/or civil proceedings, or other remedies, any of which could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2014	—		$—	—	$74.7
August 1 through August 31, 2014	—		$—	—	$74.7
September 1 through September 30, 2014	10,656	(1)	$48.09	—	$74.7
Total	10,656		$48.09	—	$74.7
 __________________
(1) In the second quarter of 2014, we began allowing “withhold to cover” as a method for collecting and paying withholding taxes upon the vesting of restricted securities for our employees. Pursuant to the “withhold to cover” method, we withheld from such employees the shares noted in the table above to cover such statutory minimum tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

4.1
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 17, 2014).

10.1
Stock Purchase Agreement, dated as of July 3, 2014, by and among Sensata Technologies Minnesota, Inc., CoActive Holdings, LLC, and CoActive US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on July 7, 2014).

10.2
Share Purchase Agreement, dated as of August 15, 2014, by and among Sensata Technologies B.V., Sensata Technologies Holding N.V., and Schrader International, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on August 18, 2014).

10.3
Commitment Letter, dated as of August 15, 2014, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Barclays Bank PLC, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on August 18, 2014).

10.4
Amendment No. 3 to Credit Agreement dated as of October 14, 2014, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Barclays Bank PLC and the other lenders party thereto, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from Sensata’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2014
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)