Form 10-K
period 2014-12-31
Sensata Technologies Holding N.V.
filed 2015-02-03
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2014 was approximately $7.7 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 15, 2015, 169,316,477 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2015. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

Cautionary Statements Concerning Forward-Looking Statements
In addition to historical facts, this Annual Report on Form 10-K, including any documents incorporated by reference herein, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements also relate to our future prospects, developments, and business strategies. These forward-looking statements may be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “continue,” “intend,” “plan,” or the negative of such terminology or comparable terminology, including references to assumptions. However, these terms are not the exclusive means of identifying such statements. Forward-looking statements contained herein, or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us, and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict, and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our businesses;

•	competitive pressures could require us to lower our prices or result in reduced demand for our products;

•
integration of acquired companies, including the acquisition of August Cayman Company, Inc. ("Schrader") and any future acquisitions and joint ventures or dispositions, may require significant resources and/or result in significant unanticipated losses, costs, or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions;

•
risks associated with our non-U.S. operations, including compliance with export control regulations, foreign currency risks, and the potential for changes in socio-economic conditions and/or monetary and fiscal policies;

•	we may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us;

•
taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us;

•
our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations or comply with the covenants contained in the credit agreements; and

•	the other risks set forth in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

PART I

ITEM 1.	BUSINESS
The Company
The reporting company is Sensata Technologies Holding N.V. (“Sensata Technologies Holding”) and its wholly-owned subsidiaries, collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.”
Sensata Technologies Holding is incorporated under the laws of the Netherlands, and conducts its business through subsidiary companies, which operate business and product development centers in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, the U.K., and the U.S. We organize our operations into the Sensors and Controls businesses.
Overview
Sensata, a global industrial technology company, engages in the development, manufacture, and sale of sensors and controls. We produce sensors and controls for applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors.
Our sensors are customized devices that translate a physical phenomenon, such as force or position, into electronic signals that microprocessors or computer-based control systems can act upon. Our controls are customized devices embedded within systems to protect them from excessive heat or current. Underlying these sensors and controls are core technology platforms—thermal and magnetic-hydraulic circuit protection, micro electromechanical systems, ceramic capacitance, and monosilicon strain gage—that we leverage across multiple products and applications, enabling us to optimize our research, development, and engineering investments and achieve economies of scale.
Our primary products include low-, medium-, and high-pressure sensors, temperature sensors, speed sensors, position sensors, force sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized, innovative solutions for specific customer requirements or applications across a variety of end-markets, including automotive, heavy vehicle on- and off-road ("HVOR"), appliance, heating, ventilation, and air conditioning (“HVAC”), industrial, aerospace, data/telecom, semiconductor, and mobile power, among others. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers (“OEMs”) and other multinational companies.
We develop products that address increasingly complex engineering requirements by investing substantially in research, development, and application engineering. By locating our global engineering team in close proximity to key customers in regional business centers, we are exposed to many development opportunities at an early stage and work closely with our customers to deliver solutions that meet their needs. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increases the switching costs once a customer has designed and installed a particular sensor or control into a system.
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, nickel, zinc, and resins. Certain of our Sensors product lines use magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets, which could materially impact our Sensors business.
We are a global business with a diverse revenue mix by geography, customer, and end-market, and we have significant operations around the world. We generated 40%, 31%, and 29% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2014. Our largest customer accounted for approximately 7% of our net revenue for the year ended December 31, 2014. Our net revenue for the year ended December 31, 2014 was derived from the following end-markets: 24% from European automotive, 20% from Asia and rest of world automotive, 18% from North American automotive, 8% from appliances and HVAC, 13% from HVOR, 7% from industrial, and 10% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Acquisition History
We can trace our origins back to entities that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments Incorporated ("Texas Instruments" or "TI") from 1959 until April 27, 2006, when Sensata Technologies B.V. ("STBV"), an indirect, wholly-owned subsidiary of Sensata Technologies Holding, completed the carve-out and acquisition of the Sensors and Controls business from Texas Instruments (the "2006 Acquisition"), which was effected through a number of STBV's subsidiaries that collectively purchased the assets and assumed the liabilities being transferred.
Between the 2006 Acquisition and December 31, 2013, we completed the following significant acquisitions:
•First Technology Automotive and Special Products (2006);
•Airpax Holdings, Inc. (2007);
•Automotive on Board sensors business of Honeywell International Inc. (2011); and
•Sensor-NITE Group Companies (2011).
On January 2, 2014, we acquired Wabash Worldwide Holding Corp. ("Wabash") for $59.6 million in cash. Wabash develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the U.K. We acquired Wabash in order to complement our existing magnetic speed and position sensor product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the HVOR end-market. Wabash is being integrated into our Sensors segment.
On May 29, 2014, we acquired Magnum Energy Incorporated ("Magnum") for $60.6 million in cash. Magnum is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum products are used in recreational vehicles and the solar/off-grid applications market. We acquired Magnum to complement our existing inverter business. Magnum is being integrated into our Controls segment.
On August 4, 2014, we acquired CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business ("DeltaTech") for an aggregate purchase price of $177.8 million. DeltaTech is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries, and is being integrated into our Sensors segment. DeltaTech was acquired to expand our magnetic speed and position sensing business with new and existing customers in the HVOR market.
On October 14, 2014, we acquired August Cayman Company, Inc. ("Schrader") for an aggregate purchase price of $1,004.7 million. Schrader is a manufacturer of tire pressure monitoring sensors (“TPMS”), a vehicle safety feature now standard on all cars and light trucks sold in the United States and growing in use globally in Europe and Asia. Fuel economy and safety regulations in each region are driving the rapid adoption of TPMS. Schrader was acquired to add TPMS and additional low pressure sensing capabilities to our current product portfolio. Schrader is being integrated into our Sensors segment.
Segment Realignment
Prior to the fourth quarter of 2014, our segment organization was based on product families included in each segment (sensor products in the Sensors segment and control products in the Controls segment). In the fourth quarter of 2014, we realigned our segments as a result of organizational changes that better allocate our resources to support our ongoing business strategy. The portion of the Sensors segment that has historically served the HVAC and industrial end-markets (the industrial sensing product line) was moved to the Controls segment because the Controls segment is active in the end-markets that this product line serves, and has available resources and capacity to drive content growth in existing channels and systems.
Throughout this Annual Report on Form 10-K, we have recast information provided on our reportable segments for the periods presented to reflect this change. Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of how we organize our segments.
Sensors Business
Overview
Our Sensors business is a leading supplier of automotive and HVOR sensors, including pressure sensors, speed and position sensors, temperature sensors, pressure switches, and force sensors. Our Sensors business accounted for approximately

73% of our 2014 net revenue. Products manufactured by our Sensors business are used in a wide variety of applications, including automotive air conditioning, braking, transmission, tire, and air bag applications, as well as HVOR applications, including operator controls. We have historically derived most of the revenue in our Sensors business from the sale of medium and high-pressure sensors. With the acquisition of Schrader, we have added significant low pressure sensing capabilities, primarily TPMS, to our existing portfolio. We believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive and HVOR OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio, which, we believe, helps to protect us against shifts in market share between different OEMs.
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the Sensors segment operating income for the years ended December 31, 2014, 2013, and 2012 and total assets as of December 31, 2014 and 2013.
Sensors Business Markets
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
Automotive and heavy vehicle on- and off-road ("HVOR") sensors are included in the Sensors business results, while industrial sensors are included in the Controls business results. Refer to the Controls Business Markets section for discussion of industrial sensors. Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding the rationale for organizing our segments.
Automotive and HVOR Sensors
Revenue from the global automotive and HVOR sensor end-markets, which include applications in powertrain, air conditioning, and chassis control, is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth since the global recession in 2008 and 2009 and are expected to continue to increase over the long-term due to population growth and increased usage of cars in emerging markets. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety, emissions, and greater fuel efficiency, and consumer demand for new applications, as well as productivity for HVOR sensors. For example, governments have mandated sensor-intensive advanced braking systems in both Europe and the United States. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.
Based on the LMC Automotive "Global Car & Truck Forecast" for the fourth quarter 2014, we believe the production of global light vehicles was approximately 86.6 million units in 2014, an increase of 2.2% from 2013.
The automotive and HVOR sensor markets are characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and the OEM or the Tier 1 supplier. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive and HVOR manufacturers once a sensor is designed-in, and we believe is one of the reasons that sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, our experience has been that OEMs and Tier 1 suppliers tend to work with suppliers that have a long track record of quality and on-time delivery and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors, giving participants with a presence in this end-market significant scale advantages over those participating only in smaller, more niche industrial and medical markets.
Based on an October 2014 report prepared by Strategy Analytics, Inc., we believe the global automotive sensor market was approximately $19.5 billion in 2014, compared to $18.1 billion in 2013. The increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers in the increase of the global automotive sensor market. We believe that the increasing installation in vehicles of safety, emissions, efficiency, and comfort-related features that depend on sensors for proper functioning, such as airbags, electronic stability control, TPMS, advanced driver assistance, and advanced combustion and exhaust after-treatment, will continue to drive increased sensor usage and content growth.

Sensor Products
We offer the following significant products in the Sensors business:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure sensors	Air conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Tire pressure monitoring Exhaust after treatment	Automotive HVOR Marine

Speed and position sensors	Transmission Braking Engine	Automotive

Temperature sensors	Exhaust after-treatment	Automotive HVOR

Pressure switches	Air conditioning systems Power steering Transmission	Automotive

Force sensors	Airbag (occupant weight sensing)	Automotive
The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years (prior year information has been recast to reflect our segment realignment):

Product Category	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Pressure sensors	$1,164,494	$924,505	$848,300
Speed and position sensors	194,076	153,537	164,777
Temperature sensors	152,662	137,016	123,730
Pressure switches	65,129	58,088	63,599
Force sensors	20,653	49,579	81,871
Other	158,843	35,513	34,627
Total	$1,755,857	$1,358,238	$1,316,904
Controls Business
Overview
We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters, industrial sensors, and interconnection products. Our Controls business accounted for approximately 27% of our 2014 net revenue. We market and manufacture a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, pressure sensors and switches, temperature sensors and switches/thermostats, semiconductor burn-in test sockets, and power inverters. Our control products are sold into industrial, aerospace, military, commercial, and residential end-markets. We derive most of our Controls business revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as internal and external motor and compressor protectors, circuit protection, motor starters, thermostats, switches, semiconductor testing, and light industrial systems. Our industrial sensors, including pressure and temperature sensors, provide real time information about the state of a specific system or subsystem, so control adjustments can be made to optimize system performance. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete. For our industrial sensors, we have a strategic plan to build leading positions over time, leveraging the significant scale advantage and innovative capability of our Sensors business portfolio.
Our Controls business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories Standards for Safety, have been written based on the performance and specifications of our control products. We also have U.S. and Canadian Component Recognitions from Underwriters' Laboratories for many of our control products, so that customers can use Klixon® products throughout North America. Where our component parts are detailed in our customers' certifications from Underwriters' Laboratories, changes to their certifications may be necessary in order for them to incorporate competitors' motor protection offerings.
We continue to focus our efforts on expanding our presence in all global geographies, both emerging and mature. Our customers include established multinationals, as well as local producers in emerging markets such as China, India, Eastern Europe, and Turkey. China continues to remain a priority for us because of its export focus and domestic consumption of products that utilize our devices. We continue to focus on managing our costs and increasing our productivity in these lower-cost manufacturing regions.
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the Controls segment operating income for the years ended December 31, 2014, 2013, and 2012 and total assets as of December 31, 2014 and 2013.
Controls Business Markets
Control products are customized devices that protect equipment and electrical architecture from excessive heat or current, and that also measure specific fluid based system parameters, including pressure and temperature. Our products help our customers' systems run safely and in an energy efficient and environmentally friendly manner. Our product lines encompass bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters, interconnection, and industrial sensors, each of which serves a highly diversified base of customers, end-markets, applications, and geographies.
Bimetal Electromechanical Controls
Bimetal electromechanical controls include motor protectors, motor starters, thermostats, and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors, household appliances, and commercial and military aircraft. In developed markets such as the U.S., Europe, and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above increases in Gross Domestic Product. In emerging markets, a growing middle class and rapid overall industrialization is creating growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure.
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
Power Inverters
Our power inverter products allow an electronic circuit to convert direct current ("DC") power to alternating current ("AC") power. Power inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power. Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development, the need to meet new energy efficiency standards, and a growing interest in clean energy to replace generators, which increases demand for both portable and stationary power.
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
Industrial Sensors
Industrial sensors employ similar technology to automotive sensors discussed in the Sensors Business section above, but often require greater customization in terms of packaging, calibration, and electrical output. Commercial and industrial applications in which our sensors are widely used include: multiple HVAC and refrigeration systems, where refrigerant, water, or air is the sensed fluid media used to optimize performance of the heating and cooling application; discrete industrial equipment applications that have a fluid-based subsystem (e.g., air compressors and hydraulic machinery such as molding and metal machining); and applications such as pumps and storage tanks, where measurement of pressure and temperature is required for optimum performance. We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive sensor market: regulation of safety, emissions, and greater energy efficiency, and consumer demand for new features. Many HVAC/Refrigeration ("HVAC/R") and industrial systems are converting to more energy efficient variable speed control, which inherently requires more sensor feedback than traditional fixed speed control systems. Global trends towards environmentally friendly refrigerants also require more sensors to deliver the desired system performance.
Control Products
We offer the following control products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal electromechanical controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC/R Medical connectors Small/large appliances Lighting Industrial motors Auxiliary DC motors Commercial aircraft Military Marine/industrial

Thermal and magnetic-hydraulic circuit breakers	Circuit protection	Commercial aircraft Data communications Telecommunications Computer servers Marine/industrial HVAC/R Military

Interconnection	Semiconductor testing	Semiconductor manufacturing

Power inverters	DC/AC motors	Mobile repair trucks Recreational vehicles Solar power

Pressure sensors and switches	System fluid measurement	HVAC/R Industrial equipment

The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years (prior year information has been recast to reflect our segment realignment):

Product Category	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Bimetal electromechanical controls	$359,610	$355,089	$349,337
Thermal and magnetic-hydraulic circuit breakers	117,816	113,228	118,699
Interconnection	69,332	72,206	50,317
Power inverters	35,160	19,994	20,387
Pressure sensors and switches	56,779	49,016	44,731
Other	15,249	12,961	13,535
Total	$653,946	$622,494	$597,006
Technology and Intellectual Property
We rely primarily on patents and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensor and control products, and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired, or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property as part of our various acquisitions. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2014, excluding our recent Schrader acquisition, we had approximately 182 U.S. and 213 non-U.S. patents and approximately 43 U.S. and 172 non-U.S. pending patent applications that were filed within the last five years. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The Schrader acquisition added approximately 64 U.S. and 107 non-US patents and approximately 5 U.S. and 43 non-U.S. pending patent applications that were filed within the last five years. Our patents have expiration dates ranging from 2015 to 2030. We incurred Research and Development ("R&D") expense of $82.2 million, $58.0 million, and $52.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.
We utilize licensing arrangements with respect to some technology that we use in our sensor products and, to a lesser extent, our control products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition, which permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach.
We purchase sense element assemblies, which are components used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, from Measurement Specialties, Inc. and its affiliates ("MEAS") and also manufacture them internally as a second source. Prior to March 2013, this internal sourcing was under a license provided for by an agreement entered into between MEAS and TI in May 2002 (the "2002 Agreement"), which was on a year-to-year basis, and limited our internal production to forty percent of our needs. In March 2013 we entered into an intellectual property licensing arrangement (the "License Agreement") with MEAS to replace the 2002 Agreement, which was terminated in its entirety without penalty. The License Agreement provides for an indefinite duration license subject to royalties through 2019 and thereafter is royalty-free. The forty percent limitation on internal production under the 2002 Agreement has been eliminated, and we are authorized to produce our entire need for these sense elements within the passenger vehicle and heavy duty truck fields of use. The License Agreement can be terminated by either party in the event of an uncured material breach. The sense element assemblies subject to the License Agreement accounted for $393.9 million in net revenue for the year ended December 31, 2014, of which $222.3 million was related to products that were manufactured by MEAS, and $171.6 million was related to products that were manufactured by us.
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
Customers
Our customer base in the Sensors business includes a wide range of OEMs and Tier 1 suppliers in the automotive and HVOR end-markets. Our customers in the Controls business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, datacomm, telecommunications, and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers, we rely on third-party distributors to sell our sensor and control products. We have had relationships with our top ten customers for an average of 23 years. Our largest customer accounted for approximately 7% of our net revenue for the year ended December 31, 2014.
Selected Geographic Information
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of our net revenue by selected geographic areas for the years ended December 31, 2014, 2013, and 2012 and long-lived assets by selected geographic area as of December 31, 2014 and 2013.
Competition
Within each of the principal product categories in our Sensors business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, the ability to produce customized solutions on a global basis, technical expertise and development capability, breadth and scale of product offerings, product service and responsiveness, and price.
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
Employees
As of December 31, 2014, we had approximately 17,150 employees, of whom approximately 10% are located in the United States. As of December 31, 2014, approximately 800 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2014, we had approximately 1,620 contract workers on a worldwide basis. We believe that our relations with our employees are good.
Environmental Matters and Governmental Regulation
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving us or our operations, other than as set forth in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2014, compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings, or competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2015.
Our products are governed by material content restrictions and reporting requirements, examples of which include the European Union regulations, such as REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals), RoHS (Restriction of Hazardous Substances), and ELV (End of Life Vehicles), etc., United States regulations, such as the conflict minerals requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and similar regulations in other countries. Numerous customers, across all end-markets, are requiring us to provide declarations of compliance or, in some cases, full material content disclosure as a requirement of doing business with them.
We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation (“ITAR”). These products represent an immaterial portion of our net revenue, and we have not exported an ITAR-controlled product. However, if in the future we decided to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user, national security, and foreign policy. The length of time involved in the licensing process varies but currently averages approximately six weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.
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
Adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our businesses.
Much of our business depends on, and is directly affected by, the global automobile industry. Sales to customers in the automotive industry accounted for approximately 62% of our total 2014 net revenue. Adverse developments like those we have seen in past years in the automotive industry, including but not limited to declines in demand, customer bankruptcies, and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
Continued pricing and other pressures from our customers may adversely affect our business.
Many of our customers, including automotive manufacturers and other industrial and commercial original equipment manufacturers ("OEMs"), have policies that require annual price reductions. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design, or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly domestic automotive manufacturers, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable to us.
Our businesses operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.
Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service, and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low-cost, particularly in markets where low-cost country-based suppliers, primarily in

China with respect to the Controls business, have entered our markets, or increased their sales in our markets, by delivering products at low cost to local OEMs. In addition, certain of our competitors in the automotive sensor market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for many of the products that we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Certain of our customers currently have, or may develop in the future, the capability to internally produce the products that we sell to them and may compete with us with respect to those and other products and with respect to other customers. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.
We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses, or subject us to potential penalties and/or sanctions in the event of non-compliance with the FCPA or similar worldwide anti-bribery laws.
Our subsidiaries located outside of the United States (the "U.S.") generated approximately 62% of our 2014 net revenue, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.
A portion of our revenue, expenses, receivables, and payables are denominated in currencies other than U.S. dollars, in particular the Euro. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the exchange rate at the balance sheet date, with gains or losses recorded in Other, net. During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Conversely, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.
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
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Many of the countries in which we operate have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition, and reputation.
Integration of acquired companies, and any future acquisitions, joint ventures, and/or dispositions, may require significant resources and/or result in significant unanticipated losses, costs, or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions.
We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. There can be no assurance that our acquisitions will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition, and to finance those acquisitions. We will also face competition for suitable acquisition candidates, which may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier, and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.
Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness, and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, limiting our access to financing markets, and increasing the amount of service on our debt. The availability of debt to finance future acquisitions may be restricted, and our ability to make future acquisitions may be limited.
We may also seek to restructure our business in the future by disposing of certain of our assets or by consolidating operations. There can be no assurance that any restructuring of our business will not adversely affect our financial position, leverage, or results of operations. In addition, any significant restructuring of our business will require significant managerial attention, which may be diverted from our operations.
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
We may be unable to successfully integrate the operations of August Cayman Company, Inc. (“Schrader”) into our operations and we may not realize the anticipated efficiencies and synergies of the acquisition of Schrader (the "Schrader Acquisition"). If the Schrader Acquisition does not achieve its intended results, our business, financial condition, and results of operations could be materially and adversely affected.
The integration of Schrader into our operations is a significant undertaking and will continue to require significant attention from our management team. The Schrader Acquisition involves the integration of two companies that previously operated independently, and the unique business cultures of the two companies may prove to be incompatible. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Schrader Acquisition. Our results of operations and financial condition could also be adversely affected by any issues attributable to Schrader’s operations that arose or are based on events or actions that occurred prior to the closing of the Schrader Acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies between Schrader and us. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Although we currently anticipate significant long-term synergies, we cannot assure you that these expected synergies will be fully realized, if at all. Our actual synergies and the expenses required to realize these synergies could differ materially from our current expectations, and we cannot assure you that we will achieve the full amount of expected synergies on the schedule anticipated, or at all, or that these synergies will not have other adverse effects on our business. Failure to achieve the anticipated benefits of the Schrader Acquisition could result in increased costs or decreased revenue and could materially adversely affect our business, financial condition, and results of operations. Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the acquisition of Schrader.
The assumption of known and unknown liabilities in the Schrader Acquisition may harm our financial condition and results of operations.
As a result of the Schrader Acquisition, we have assumed all of Schrader’s liabilities, including known and unknown contingent liabilities. If there are significant unknown Schrader obligations, or if we incur significant losses arising from known contingent liabilities assumed by us upon closing of the Schrader Acquisition, the combined company’s business could be materially and adversely affected. We may obtain additional information about Schrader’s business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the Schrader Acquisition will be successful or that it will not, in fact, harm our business. Among other things, if Schrader’s liabilities are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations. We have no recourse (whether through indemnity or otherwise) to recover any such liabilities.

We may be subject to claims that our products or processes infringe on the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes, or prevent us from selling our products.
Third parties may claim that our processes and products infringe on their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time consuming legal proceedings, and this could divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages, make future royalty payments, and/or could be prevented from selling some or all of our products. We may also be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully. If we are prevented from selling some or all of our products, our sales could be materially adversely affected.
We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us.
We have been, and may continue to be, exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or are alleged to result, in death, bodily injury, and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty, and recall claims could be material. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our product liability, warranty, and recall claims.
Changes in existing environmental and/or safety laws, regulations, and programs could reduce demand for environmental and safety-related products, which could cause our revenue to decline.
A significant amount of our business is generated either directly or indirectly as a result of existing laws, regulations, and programs related to environmental protection, fuel economy, energy efficiency, and safety regulation. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for environmental and safety products, which may have a material adverse effect on our revenue.
Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.
As of December 31, 2014, we had $2,848.1 million of gross outstanding indebtedness, including $469.3 million of indebtedness under our existing term loan (the "Original Term Loan"), $598.5 million of indebtedness under an incremental term loan (the "Incremental Term Loan," and together with the Original Term Loan, the "Term Loans"), $700.0 million of 6.5% senior notes issued under an indenture dated as of May 12, 2011 (the “6.5% Senior Notes”), $500.0 million of 4.875% senior notes issued under an indenture dated as of April 17, 2013 (the "4.875% Senior Notes"), $400.0 million of 5.625% senior notes issued under an indenture dated as of October 14, 2014 (the "5.625% Senior Notes," and together with the 6.5% Senior Notes and the 4.875% Senior Notes, the "Senior Notes"), $130.0 million outstanding under our $250.0 million revolving credit facility (the "Revolving Credit Facility"), $2.2 million of other debt, and $48.2 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, our senior secured credit facilities (the "Senior Secured Credit Facilities"), under which the Term Loans and the Revolving Credit Facility were issued, permit us to incur additional indebtedness in the future. As of December 31, 2014, we had $113.7 million available to us under the Revolving Credit Facility. If we increase our indebtedness by borrowing under the Revolving Credit Facility or incur other new indebtedness, the risks described above would increase. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our outstanding indebtedness.
Our business may not generate sufficient cash flows from operations, or future borrowings under the Senior Secured Credit Facilities or from other sources may not be available to us in an amount sufficient to enable us to service and/or repay our indebtedness when it becomes due, including the Term Loans and the Senior Notes, or to fund our other liquidity needs, including capital expenditure requirements.
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
The Revolving Credit Facility requires us to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, Sensata Technologies B.V. and its Restricted Subsidiaries are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings. Additionally, the Revolving Credit Facility and the indentures governing the Senior Notes require us to comply with various operational and other covenants.
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
If, when required, we are unable to repay, refinance, or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under the Senior Secured Credit Facilities could: elect to terminate their commitments thereunder; cease making further loans; declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; institute foreclosure proceedings against those assets that secure the borrowings under the Senior Secured Credit Facilities; and prevent us from making payments on the Senior Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.
Labor disruptions or increased labor costs could adversely affect our business.
As of December 31, 2014, we had approximately 17,150 employees, of whom approximately 10% were located in the United States. As of December 31, 2014, approximately 800 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils.
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

The loss, or significant non-performance, of one or more of our suppliers of manufactured components or raw materials may interrupt our supplies and materially harm our business.
We purchase raw materials and components from a wide range of suppliers. For certain raw materials or components, however, we are dependent on sole source suppliers. We generally obtain these raw materials and components through individual purchase orders executed on an as needed basis, rather than pursuant to long-term supply agreements. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition, and/or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity, or transportation disruptions, or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide, and the volume of the production. We may not be able to make arrangements for transition supply and qualifying replacement suppliers in a cost-effective or timely manner, or at all. Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.
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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, nickel, zinc, resins, and certain rare earth metals, which may experience significant volatility in their prices and availability. We have entered into hedge arrangements in an attempt to minimize commodity pricing volatility and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles. Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions, war, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, and prevailing price levels. For example, certain of our product lines utilize magnets containing certain rare earth metals. A large majority of the world's production of rare earth metals is in China. If China limits the export of such materials, there could be a world-wide shortage, leading to a lack of supply and higher prices for magnets made using these materials. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price or a decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations.
We may not realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders or for which we are currently engaged in development.
Our ability to generate revenue from products subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce, as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. In some cases, we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products that the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the originally contracted amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.
Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, or financial condition.
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
We have discovered in the past, and may discover in the future, deficiencies in our OFAC compliance program. Although we continue to enhance our OFAC compliance program, we cannot assure you that any such enhancements will ensure that we are in compliance with applicable laws and regulations at all times, or that OFAC (or other applicable authorities) will not raise compliance concerns or perform audits to confirm our compliance with applicable laws and regulations. Any failure by us to comply with applicable laws and regulations could result in governmental enforcement actions, fines or penalties, criminal and/or civil proceedings, or other remedies, any of which could have a material adverse effect on our business, results of operations, or financial condition.
We may be adversely affected by environmental, safety, and governmental regulations or concerns.
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been, and will continue to be, in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently, and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations, and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act require us to report on "conflict minerals" used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The continuing implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made, and may be required in the future to make, capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of our existing environmental matters under remediation.
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

We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing arrangements are not generally binding on applicable tax authorities. Our transfer pricing methodology is based on economic studies. The price charged for products, services, and financing among our companies, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest, and/or penalties.
Tax laws are subject to change in the various countries in which we operate. Such future changes could be unfavorable and result in an increased tax burden to us. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion related to income taxes.
We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments, which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets totaled approximately $3,335.6 million as of December 31, 2014, or 65% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, was approximately $2,424.8 million as of December 31, 2014, or 47% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in the use of assets, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. No impairment charges were required during the past three fiscal years. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments. Refer to Note 5, "Goodwill and Other Intangible Assets," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on our goodwill and other identifiable intangible assets.
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
Our shareholders’ rights and responsibilities are governed by Dutch law and differ in some respects from the rights and responsibilities of shareholders under U.S. law, and shareholder rights under Dutch law may not be as clearly established as shareholder rights are established under the laws of some U.S. jurisdictions.
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
We are dependent on our Enterprise Resource Planning (“ERP”) system, and any technology disruption resulting from our upgrade of this ERP system could have a material negative impact on our business.
We upgraded our existing ERP system to a newer version in 2014. Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We depend on information systems to process and ship customer orders, manage inventory and accounts receivable collections, purchase products, manage payment processes, maintain cost-effective operations, provide superior service to customers, and accumulate financial results. Any disruption to these information systems could adversely impact our ability to serve customers, decrease the volume of our business, and result in increased costs and lower profits. While we have invested, and will continue to invest, in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on our operations and profits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2014, we occupied 16 principal manufacturing facilities and business centers totaling approximately 3,161,000 square feet, with the majority devoted to research, development, and engineering, manufacturing, and assembly. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. Of our principal facilities, approximately 1,484,000 square feet are owned and approximately 1,677,000 square feet are occupied under leases. A significant portion of our owned properties and equipment is subject to a lien under the Senior Secured Credit Facilities. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Senior Secured Credit Facilities. We consider our manufacturing facilities sufficient to meet our current operational requirements. The table below lists the location of our principal executive and operating facilities:

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Almelo, Netherlands	Sensors and Controls	Owned	185,000
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	411,000
Altavista, Virginia	Sensors	Owned	150,000
Antrim, United Kingdom	Sensors	Leased	97,000
Antrim, United Kingdom	Sensors	Owned	63,000
Baoying, China	Controls	Owned	360,000
Baoying, China	Sensors and Controls	Leased	385,000
Berlin, Germany	Sensors	Leased	33,000
Botevgrad, Bulgaria	Sensors	Owned	137,000
Bydgoszcz, Poland	Sensors	Leased	54,000
Changzhou, China	Sensors and Controls	Leased	488,000
Haina, Dominican Republic	Sensors and Controls	Leased	45,000
Pontarlier, France	Sensors	Owned	178,000
Subang Jaya, Malaysia	Sensors	Leased	108,000
Swindon, United Kingdom	Sensors	Leased	34,000
Leases covering our currently occupied principal leased facilities expire at varying dates within the next 20 years. We do not anticipate difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or by replacing the leased facilities with equivalent facilities. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required; however, if we are unable to acquire, integrate, and move into production the facilities, equipment, and personnel necessary to meet such increase in demand, our customer relationships, results of operations, and/or financial condition may suffer materially.

ITEM 3.	LEGAL PROCEEDINGS
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us will not have a material effect on our financial condition or results of operations. Information on certain legal proceedings in which we are involved is included in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Market Information
Our ordinary shares trade on the New York Stock Exchange (“NYSE”) under the symbol “ST.” The following table sets forth the high and low intraday sales prices per share of our ordinary shares, as reported by the NYSE, for the periods indicated:

	Price Range
	High	Low
2013
Quarter ended March 31, 2013	$35.55	$31.06
Quarter ended June 30, 2013	$37.06	$30.80
Quarter ended September 30, 2013	$38.97	$34.44
Quarter ended December 31, 2013	$41.09	$36.75
2014
Quarter ended March 31, 2014	$43.28	$36.50
Quarter ended June 30, 2014	$46.81	$41.30
Quarter ended September 30, 2014	$49.97	$44.40
Quarter ended December 31, 2014	$54.14	$41.56
Performance Graph
The following graph compares the cumulative return of our ordinary shares since we began trading on the NYSE on March 11, 2010, to the total returns since that date on the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index.
The graph assumes that the value of the investment in our ordinary shares and each index was $100 on March 11, 2010.

Cumulative Value of $100 Investment from March 11, 2010
	3/11/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Sensata	$100.00	$162.76	$142.05	$175.57	$209.57	$283.30
S&P 500	$100.00	$111.06	$113.41	$131.56	$174.17	$198.01
S&P 500 Industrial	$100.00	$112.52	$118.60	$136.12	$180.12	$202.38
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
Stockholders
As of January 15, 2015, there was one holder of record of our ordinary shares. This holder of record is Cede & Co., which acts as nominee shareholder for the Depository Trust Company. All of our ordinary shares traded on the New York Stock Exchange are held by Cede & Co.
Dividends
We have never declared or paid any dividends on our ordinary shares, and we currently do not plan to declare any such dividends in the foreseeable future. Because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our dividend restrictions.
In addition, under Dutch law, STBV, Sensata Technologies Intermediate Holding B.V., and certain of our other subsidiaries that are Dutch private limited liability companies may only pay dividends or make other distributions to the extent that the shareholders' equity of such subsidiary exceeds the reserves required to be maintained by law or under its articles of association.
Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with International Financial Reporting Standards. Should we wish to do so, we would only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with the provisions of Dutch law and our articles of association. Subject to these limitations, the payment of cash dividends in the future, if any, will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition, and any other factors deemed relevant by our shareholders and Board of Directors.
U.S. holders of our ordinary shares are generally not subject to any Dutch taxes on income or capital gains derived from ownership or disposal of such ordinary shares. However, we are generally required to withhold Dutch income tax (at a rate of 15%) on actual or deemed dividend distributions. There is no reciprocal tax treaty between the U.S. and the Netherlands regarding withholding.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
October 1 through October 31, 2014	2,099	(1)	$43.71	—	$74.7
November 1 through November 30, 2014	623	(1)	$49.65	—	$74.7
December 1 through December 31, 2014	—		$—	—	$74.7
Total	2,722		$45.07	—	$74.7
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
We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2014, 2013, and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010, from audited consolidated financial statements not included in this Annual Report on Form 10-K.
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

	Sensata Technologies Holding N.V. (consolidated)
	For the year ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data(e):
Net revenue	$2,409,803	$1,980,732	$1,913,910	$1,826,945	$1,540,079
Operating costs and expenses:
Cost of revenue	1,567,334	1,256,249	1,257,547	1,166,842	948,070
Research and development	82,178	57,950	52,072	44,597	24,664
Selling, general and administrative(a)	220,105	163,145	141,894	164,790	194,106
Amortization of intangible assets	146,704	134,387	144,777	141,575	144,514
Restructuring and special charges	21,893	5,520	40,152	15,012	(138)
Total operating costs and expenses	2,038,214	1,617,251	1,636,442	1,532,816	1,311,216
Profit from operations	371,589	363,481	277,468	294,129	228,863
Interest expense	(107,210)	(95,101)	(100,037)	(99,557)	(105,416)
Interest income	1,106	1,186	815	813	1,020
Other, net(b)	(12,059)	(35,629)	(5,581)	(120,050)	45,388
Income before income taxes	253,426	233,937	172,665	75,335	169,855
(Benefit from)/provision for income taxes (c)	(30,323)	45,812	(4,816)	68,861	39,805
Net income	$283,749	$188,125	$177,481	$6,474	$130,050
Basic net income per share	$1.67	$1.07	$1.00	$0.04	$0.78
Diluted net income per share	$1.65	$1.05	$0.98	$0.04	$0.75
Weighted–average ordinary shares outstanding—basic	170,113	176,091	177,473	175,307	166,278
Weighted-average ordinary shares outstanding—diluted	172,217	179,024	181,623	181,212	172,946
Other Financial Data(e):
Net cash provided by/(used in):
Operating activities	$382,568	$395,838	$397,313	$305,867	$300,046
Investing activities	(1,430,065)	(87,650)	(62,501)	(554,458)	(52,548)
Financing activities	940,930	(403,831)	(13,400)	(152,944)	97,696
Capital expenditures	(144,211)	(82,784)	(54,786)	(89,807)	(52,912)

	2014	2013	2012	2011	2010
Balance Sheet Data (as of December 31)(e):
Cash and cash equivalents	$211,329	$317,896	$413,539	$92,127	$493,662
Working capital(d)	441,258	537,139	616,317	313,914	609,887
Total assets	5,116,609	3,498,824	3,648,391	3,456,651	3,387,438
Total debt, including capital lease and other financing obligations	2,841,836	1,723,966	1,824,655	1,835,710	1,889,693
Total shareholders’ equity	1,302,892	1,141,588	1,222,294	1,044,951	1,007,781
 __________________

(a)
For the year ended December 31, 2010, selling, general and administrative expense includes $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with certain option awards under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, and the related modification thereof, and $22.4 million in fees related to the termination of the advisory agreement with Bain Capital Partners, LLC and its co-investors, at their option.

(b)
Other, net for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 includes losses recognized on debt repurchases or financings of $1.9 million, $9.0 million, $2.2 million, $44.0 million, and $23.5 million, respectively; currency remeasurement gains/(losses) associated with debt of $0.8 million, $0.5 million, $(0.4) million, $(60.1) million, and $72.8 million, respectively; and (losses)/gains on commodity contracts of $(9.0) million, $(23.2) million, $(0.4) million, $(1.1) million, and $9.1 million, respectively.

(c)
For the year ended December 31, 2014, the benefit from income tax includes a net benefit of approximately $71.1 million related to the release of a portion of our U.S. valuation allowance in connection with certain 2014 acquisitions. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. For the year ended December 31, 2012, the benefit from income tax includes a net benefit of approximately $66.0 million related to the release of the Netherlands' deferred tax asset valuation allowance. For the year ended December 31, 2010, the benefit from income tax includes a net benefit of approximately $18.5 million related to the release of Japan's deferred tax asset valuation allowance.

(d)	We define working capital as current assets less current liabilities. Working capital amounts for prior years have not been recast to include assets designated as held for sale in any year.

(e)
As discussed in Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we acquired Wabash Worldwide Holding Corp., Magnum Energy Incorporated, CoActive US Holdings, Inc. ("DeltaTech Controls"), and August Cayman Company, Inc. ("Schrader") during the year ended December 31, 2014, which are reflected in the 2014 amounts shown above.

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
Overview
Sensata, a global industrial technology company, is a leader in the development, manufacture, and sale of sensors and controls. We conduct our operations through subsidiary companies that operate business and product development centers in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, the U.K., and the U.S. We organize our operations into the Sensors and Controls businesses.
We generated 40%, 31%, and 29% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2014. Our largest customer accounted for approximately 7% of our net revenue for the year ended December 31, 2014. Our net revenue for the year ended December 31, 2014 was derived from the following end-markets: 24% from European automotive, 20% from Asia and rest of world automotive, 18% from North American automotive, 8% from appliances and HVAC, 13% from HVOR, 7% from industrial, and 10% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.
We produce a wide range of sensors and controls for applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We compete in growing global market segments driven by demand for products that are safe, energy efficient, and environmentally friendly. We have a long-standing position in emerging markets, including a nearly 20-year presence in China.
Refer to Item 1, "Business," included elsewhere in this Annual Report on Form 10-K for more detailed discussion of factors affecting our business, including those specific to our Sensors and Controls segments.
History
We can trace our origins back to entities that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments Incorporated ("Texas Instruments" or "TI") from 1959 until April 27, 2006, when Sensata Technologies B.V. ("STBV"), an indirect, wholly-owned subsidiary of Sensata Technologies Holding N.V., completed the acquisition of the Sensors and Controls business from TI (the "2006 Acquisition"). Since then, we have expanded our operations in part through acquisitions, including, most recently, Wabash Worldwide Holding Corp. ("Wabash Technologies" or "Wabash") in January 2014, Magnum Energy Incorporated ("Magnum Energy" or "Magnum") in May 2014, CoActive US Holdings, Inc. ("DeltaTech Controls" or "DeltaTech") in August 2014, and August Cayman Company, Inc. ("Schrader") in October 2014.
Prior to our initial public offering ("IPO") in March 2010, we were a direct, 99% owned subsidiary of Sensata Investment Company S.C.A. (“SCA”), a Luxembourg company, which is owned by investment funds or vehicles advised or managed by Bain Capital Partners, LLC (“Bain Capital”), its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management. As of December 31, 2014, SCA no longer owned any of our outstanding ordinary shares.
Selected Segment Information
We manage our Sensors and Controls businesses separately and report their results of operations as two segments. Set forth below is selected information for each of these business segments for each of the periods presented. In the fourth quarter of 2014, we realigned our segments. Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of this realignment. Prior year information in the following tables has been recast to reflect this realignment.

Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
The following table presents net revenue by segment and segment operating income for the identified periods:

	For the year ended December 31,
	2014	2013	2012
(Amounts in millions)
Net revenue
Sensors	$1,755.9	$1,358.2	$1,316.9
Controls	653.9	622.5	597.0
Total	$2,409.8	$1,980.7	$1,913.9
Segment operating income
Sensors	$475.9	$401.6	$362.8
Controls	202.1	195.8	189.4
Total	$678.1	$597.4	$552.2
The following table presents net revenue by segment as a percentage of total net revenue and segment operating income as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2014	2013	2012
Net revenue
Sensors	72.9%	68.6%	68.8%
Controls	27.1	31.4	31.2
Total	100.0%	100.0%	100.0%
Segment operating income
Sensors	27.1%	29.6%	27.6%
Controls	30.9%	31.5%	31.7%
For a reconciliation of total segment operating income to profit from operations, refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Acquisitions
Recent business combinations include the acquisition of Wabash in January 2014 for total consideration of $59.6 million, the acquisition of Magnum in May 2014 for total consideration of $60.6 million, the acquisition of DeltaTech in August 2014 for total consideration of $177.8 million, and the acquisition of Schrader in October 2014 for total consideration of $1,004.7 million. Refer to Item 1, "Business," included elsewhere in this Annual Report on Form 10-K for a summary of acquisitions in 2014.
Material unrecognized pre-acquisition contingencies are discussed further in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2014, we do not believe that any loss related to these contingencies is probable of occurring.
Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of the valuation of intangible assets related to our acquired businesses.
Material Changes in Financial Position
The following sets forth a discussion of factors driving balances in certain captions on our consolidated balance sheets for which there was a material change in balance between December 31, 2014 and 2013.
Accounts Receivable
Accounts receivable at December 31, 2014 and 2013 was $444.9 million and $291.7 million, respectively. The increase in accounts receivable primarily relates to accounts receivable of our acquired businesses.

Inventories
Inventories at December 31, 2014 and 2013 was $356.4 million and $183.4 million, respectively. The increase in inventories primarily relates to inventory of our acquired businesses, and a buildup of inventory to continue to ensure on-time delivery to our customers and as we optimize our operating systems enabled by our upgraded Enterprise Resource Planning ("ERP") System. Refer to Note 4, "Inventories," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the components of Inventory.
Property, Plant & Equipment, net ("PP&E")
PP&E, net at December 31, 2014 and 2013 was $589.5 million and $344.7 million, respectively. The increase in PP&E, net primarily relates to acquisitions and capital expenditures, partially offset by depreciation expense. Refer to Note 3, "Property, Plant & Equipment," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the components of PP&E.
Goodwill and Other Intangible Assets, net
Goodwill at December 31, 2014 and 2013 was $2,424.8 million and $1,756.0 million, respectively. The increase in the goodwill balance relates to acquisitions.
Other intangible assets, net at December 31, 2014 and 2013 was $910.8 million and $502.4 million, respectively. The increase in the other intangible assets, net balance relates to acquisitions and, to a lesser extent, capitalized software costs related to our upgraded ERP system, partially offset by amortization expense recorded during the year ended December 31, 2014. Refer to Note 5, "Goodwill and Other Intangible Assets," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details of our goodwill and other intangible assets balances.
Accounts Payable
Accounts payable at December 31, 2014 and 2013 was $287.8 million and $177.5 million, respectively. The increase in accounts payable primarily relates to accounts payable of our acquired businesses.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2014 and 2013 was $222.8 million and $123.2 million, respectively. Refer to Note 7, "Accrued Expenses and Other Current Liabilities," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of this balance. The increase in accrued expenses and other current liabilities primarily relates to accrued expenses and other current liabilities of our acquired businesses, accrued restructuring and severance (refer to Note 17, "Restructuring and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our restructuring charges), and accrued interest (related to our new debt as discussed below).
Long-term debt, gross, including current portion
Gross outstanding indebtedness (including capital leases and other financing obligations, and the current portion of long-term debt) at December 31, 2014 and 2013 was $2,848.1 million and $1,726.3 million, respectively. The increase in gross outstanding indebtedness was due primarily to new debt incurred as a result of our 2014 acquisitions. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our debt.
Factors Affecting Our Operating Results
The following discussion sets forth certain components of our consolidated statements of operations, as well as factors that impact those components. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and Critical Accounting Policies included elsewhere in this Management's Discussion and Analysis for further discussion of the accounting policies and estimates made related to these components.
Net revenue
We generate revenue from the sale of sensor and control products across all major geographic areas. We believe increased regulation of safety and emissions, as well as a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features, are driving sensor growth rates exceeding underlying end-market demand in many of our key markets and will continue to offer us significant growth opportunities. The technology-driven, highly customized, and integrated nature of our products require customers to invest heavily in certification and qualification to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. As a result, our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. We focus on new applications that will help us secure new business and drive long-term growth. New applications for sensors typically provide an opportunity to define a leading application technology in collaboration with our customers.
Our net revenue from product sales includes total sales less estimates of returns for product quality reasons and for price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives.
Because we sell a significant portion of our products in the automotive industry (62% in 2014), demand for our products is driven in large part by conditions in this industry. However, outside of the automotive industry, we sell our products to end-users in a wide range of end-markets and geographies. As a result, demand for these products is generally driven more by the level of general economic activity rather than conditions in one particular industry or geographic region. Our overall net revenue is generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our core end-markets, either worldwide or in particular geographies in which we operate;

•	the number of sensors and/or controls used within existing applications, or the development of new applications requiring sensors and/or controls, due to regulations or other factors;

•	the “mix” of products sold, including the proportion of new or upgraded products and their pricing relative to existing products;

•	changes in product sales prices (including quantity discounts, rebates, and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications;

•	fluctuations in exchange rates; and

•	acquisitions.
Refer to Effects of Acquisitions and Other Significant Transactions - Purchase Accounting below for discussion of the impact of acquisitions on our revenue in 2014. While the factors described above impact net revenue in each of our operating segments, the impact of these factors on our operating segments can differ. For example, adverse changes in the automotive industry will impact the Sensors segment more significantly than the Controls segment. For more information about revenue risks relating to our business, refer to Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
Cost of revenue
We currently manufacture a majority of our products in low-cost countries including China, Mexico, Bulgaria, Malaysia, and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly customized products at a relatively low cost, as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives. Over the past fifteen years, we have aggressively shifted our manufacturing base from countries with higher labor costs, such as the United States, Australia, Canada, Italy, Japan, South Korea, and the Netherlands, to low-cost countries.
We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•
Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains metals, such as copper, nickel, zinc, and aluminum, and precious metals, such as gold, silver, platinum, and palladium, and the costs of these materials may vary with underlying metals pricing. We enter into forward contracts to economically hedge a portion of our exposure to the potential change in prices associated with certain of our commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities. Gains and losses recognized on these non-designated derivatives are included in Other, net. Certain of our product lines use magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets.

•
Employee Costs. Employee costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as sales and production volumes increase and may decline as a percentage of net revenue as a result of economies of scale associated with higher production volumes. We rely significantly on contract workers for direct labor in certain geographies. As of December 31, 2014, we had approximately 1,620 contract workers on a worldwide basis.

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new and existing customers in familiar applications.

•	Other. Our remaining cost of revenue primarily consists of:

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs; and

•	other general manufacturing expenses, such as expenses for energy consumption, and operating lease expense.
The main factors that influence our cost of revenue as a percent of net revenue include:

•	changes in the price of raw materials, including certain metals;

•
the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management, design driven changes, and the coordination of procurement within each subsidiary and at the business level;

•	production volumes—production costs are capitalized in inventory based on normal production volumes, as revenue increases, the fixed portion of these costs does not;

•	transfer of production to our lower cost production facilities;

•
product lifecycles, as we typically incur higher cost of revenue associated with excess manufacturing capacity during the initial stages of product launches and during phase-out of discontinued products;

•	the increase in the carrying value of inventory that is adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of PP&E to fair value associated with acquisitions; and

•	fluctuations in exchange rates.
Research and development
We develop products that address increasingly complex engineering requirements by investing substantially in research and development ("R&D"). We believe that continued focused investment in R&D activities is critical to our future growth and maintenance of our leadership position. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.
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

•	engineering core technology platforms to specific applications; and

•	engineering major upgrades that improve the functionality or reduce the cost of existing products.
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

•	expenses related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expenses, including expenses relating to information systems, human resources, and legal and accounting services;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	transaction costs associated with acquisitions.
Changes in SG&A expense as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts;

•	volume and timing of acquisitions; and

•	fluctuations in exchange rates.
The sales and marketing function within our business is organized into regions—the Americas, Asia, and Europe—but also organizes globally across all geographies according to market segments.
Amortization of definite-lived intangible assets
We have recorded a significant amount of identifiable intangible assets since the 2006 Acquisition, which are recorded at fair value on the date of the related acquisition. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. The amount of amortization expense related to intangible assets depends on the amount of intangibles acquired, and where previously acquired intangible assets are in their estimated life-cycle. Capitalized software licenses, which are considered intangible assets, are amortized on a straight-line basis over the lesser of the term of the license or the useful life of the software. Capitalized software, which is also considered an intangible asset, is amortized on a straight-line basis over its estimated useful life.

Impairment of goodwill and intangible assets
Goodwill and intangible assets are reviewed for impairment on an annual basis, unless events or circumstances occur that trigger the need for an earlier impairment review. No impairment charges were recorded during 2014, 2013, or 2012.
Impairment of goodwill and other identifiable intangible assets may result from a change in revenue and earnings forecasts. Our revenue and earnings forecasts may be impacted by many factors, including deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets, and our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which could result in a future impairment of goodwill and/or intangible assets.
Should certain other assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of the fair value of our reporting units.
Restructuring and special charges
Restructuring charges consist of severance, outplacement, other separation benefits, certain pension settlement and curtailment losses, and facility exit and other costs. Special charges included in this line item for 2012 include costs associated with the retirement of our former Chief Executive Officer and costs incurred as a result of the fire at our South Korea facility. Special charges included in this line item for 2013 primarily include insurance proceeds recognized related to the fire at our South Korea facility. There were no special charges incurred in 2014. Refer to Note 17, “Restructuring and Special Charges,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more discussion of our restructuring costs and special charges.
Depreciation expense
Depreciation expense includes depreciation of PP&E, amortization of leasehold improvements, and amortization of assets held under capital leases. Depreciation expense is included in either cost of revenue or SG&A expense depending on the use of the asset as a manufacturing or administrative asset.
PP&E are stated at cost and depreciated on a straight-line basis over their estimated useful lives.
Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.
Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. These assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the period of the related lease, unless ownership is transferred by the end of the lease or there is a bargain purchase option, in which case the asset is amortized, normally on a straight-line basis, over the useful life that would be assigned if the asset were owned.
Interest expense
Interest expense consists primarily of interest expense on institutional borrowings, interest rate derivative instruments, and capital lease and other financing obligations. Interest expense also includes the amortization of deferred financing costs and original issue discounts. As of December 31, 2014, we had $2,848.1 million in gross outstanding indebtedness, including both variable- and fixed-rate debt and outstanding capital lease and other financing obligations. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K, under the heading Interest Rate Risk, for discussion of the sensitivity of our exposure to future fluctuations in interest rates.
Other, net
Other, net includes gains and losses on foreign currency remeasurement, gains and losses on our non-designated derivatives used to hedge commodity prices and certain foreign currency exposures, losses on debt financing transactions, and various other items.
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, nickel, and zinc, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these derivatives are not designated as accounting hedges. Changes in fair value of these forward contracts are recognized within Other, net, and are driven by changes in the forward prices for the commodities that we hedge. We cannot predict the future trends in commodity prices, and there can be no assurance that commodity losses experienced in past periods will not recur in future periods.
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
Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the amounts recorded in Other, net related to losses on debt financing transactions. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K for further discussion of the sensitivity of amounts recorded in Other, net related to our non-designated derivatives.
Provision for income taxes
We are subject to income tax in the various jurisdictions in which we operate. We have a low effective cash tax rate due to the amortization of intangible assets resulting from the carve-out and acquisition of the Sensors and Controls business in the 2006 Acquisition and other tax benefits derived from our operating and capital structure, including tax incentives in China, operations in a Dominican Republic tax-free zone, favorable tax status in Mexico, and the Dutch participation exemption, which permits the payment of intercompany dividends without incurring taxable income in the Netherlands.
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
Our effective tax rate will generally not equal the U.S. statutory rate of 35% due to various factors, which are described below. As these factors fluctuate from year to year, our effective tax rate will change. The factors include, but are not limited to, the following:

•	changes in tax law;

•	establishing or releasing the valuation allowance related to our gross tax assets;

•
because we operate in locations outside the U.S., including China, the Netherlands, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, we generally see an effective rate benefit, which changes from year to year based upon the mix of earnings;

•	as income tax audits related to our subsidiaries are closed, either as a result of negotiated settlements or final assessments, we may recognize a tax expense or benefit;

•	due to lapses of the applicable statute of limitations related to unrecognized tax benefits, we may recognize a tax benefit, including a benefit from the reversal of interest and penalties;

•	in certain jurisdictions, we record withholding and other taxes on intercompany payments, including dividends;

•
in the event we determine that it is more likely than not that we will realize a deferred tax asset in a certain jurisdiction, we will release the related valuation allowance, resulting in a fluctuation in our effective tax rate; and

•	losses incurred in the U.S. are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future.

Effects of Acquisitions and Other Significant Transactions
Shareholders’ Equity
Subsequent to our IPO in March 2010, we have executed a number of secondary public offerings, most recently in May 2014 and September 2014. We did not receive any proceeds from secondary offerings executed in 2013 or 2014. We incurred approximately $0.6 million in costs related to our secondary offerings executed in 2014. See Note 12, "Shareholders' Equity," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details of our IPO and secondary offerings. As of December 31, 2014, SCA no longer owned any of our outstanding ordinary shares.
On May 22, 2012, at our 2012 Annual General Meeting of Shareholders, our shareholders extended to our Board of Directors, for a period of 18 months from the date of that meeting, the authority to repurchase up to 10% of the outstanding shares in the capital of Sensata Technologies Holding N.V. on the open market, through privately negotiated transactions, or in one or more tender offers, at prices per share not less than the nominal value of an ordinary share and not higher than 110% of the market price at the time of such transaction. This authority was extended at our 2013 and 2014 Annual General Meetings.
In the fourth quarter of 2012, based on this authority, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any future repurchase of shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the year ended December 31, 2014, we repurchased 4.3 million ordinary shares, of which 4.0 million ordinary shares were repurchased from SCA, concurrent with the closing of the May 2014 secondary offering, in a private, non-underwritten transaction, at $42.42 per ordinary share. At December 31, 2014, $74.7 million remained available for share repurchase under the amended program.
Our authorized share capital consists of 400.0 million ordinary shares with a nominal value of €0.01 per share, of which 178.4 million ordinary shares were issued and 169.3 million were outstanding as of December 31, 2014. Issued and outstanding shares exclude 0.7 million unvested restricted securities and 4.1 million outstanding stock options. We also have authorized 400.0 million preference shares with a nominal value of €0.01 per share, none of which are issued or outstanding. At December 31, 2014, there were 6.0 million and 0.5 million ordinary shares available for grant under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan and the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan, respectively.
Purchase Accounting
We account for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. The application of the acquisition method of accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to the business combinations relating to our acquired intangible assets and PP&E. In addition to the increase in the carrying value of PP&E, we extended the remaining depreciable lives of certain PP&E to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the acquired inventory to fair value, increasing the costs recognized upon its sale.
Recent business combinations for which the acquisition method of accounting has been applied include the acquisition of Wabash in January 2014 for total consideration of $59.6 million, the acquisition of Magnum in May 2014 for total consideration of $60.6 million, the acquisition of DeltaTech in August 2014 for total consideration of $177.8 million, and the acquisition of Schrader in October 2014 for total consideration of $1,004.7 million.
Net revenue and income/(loss) before taxes of Schrader included in our consolidated statement of operations for the year ended December 31, 2014 were $133.3 million and $(3.6) million, respectively. The income/(loss) before taxes does not include interest expense recorded related to the indebtedness incurred in order to finance the acquisition of Schrader, and also does not include approximately $12.5 million in transaction costs recorded in connection with this acquisition, which are included within SG&A expense in our consolidated statement of operations.

Net revenue for DeltaTech, Magnum, and Wabash included in our consolidated statements of operations for the year ended December 31, 2014 was $148.5 million. Net income for DeltaTech, Magnum, and Wabash included in our consolidated statements of operations for the year ended December 31, 2014 was not material to our consolidated results.
Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding amounts recognized in purchase accounting transactions.
Leverage
We are a highly leveraged company, and interest expense is a significant portion of our results of operations. As of December 31, 2014 and 2013 we had gross outstanding indebtedness of $2,848.1 million and $1,726.3 million, respectively.
Our indebtedness at December 31, 2014 includes $469.3 million of indebtedness under our existing term loan (the "Original Term Loan"), $598.5 million of indebtedness under an incremental term loan (the "Incremental Term Loan," and together with the Original Term Loan, the "Term Loans"), $700.0 million of 6.5% senior notes issued under an indenture dated as of May 12, 2011 (the “6.5% Senior Notes”), $500.0 million of 4.875% senior notes issued under an indenture dated as of April 17, 2013 (the "4.875% Senior Notes"), $400.0 million of 5.625% senior notes issued under an indenture dated as of October 14, 2014 (the "5.625% Senior Notes," and together with the 6.5% Senior Notes and the 4.875% Senior Notes, the "Senior Notes"), $130.0 million outstanding under our $250.0 million revolving credit facility (the "Revolving Credit Facility"), $2.2 million of other debt, and $48.2 million of capital lease and other financing obligations.
The increase in indebtedness from December 31, 2013 primarily relates to a series of transactions in October 2014, including the issuance and sale of the 5.625% Senior Notes and the entry into an amendment to our existing credit agreement, dated as of May 12, 2011 (the "Credit Agreement"), which amendment provided for the Incremental Term Loan. These transactions increased interest expense in 2014 and will likely increase interest expense in 2015.
We also entered into various debt transactions and amendments to the Credit Agreement in 2013, which had varying levels of impact on interest expense. Refer to Debt Transactions included elsewhere in this Management's Discussion and Analysis, and Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our debt transactions.
The Term Loans accrue interest at variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” and Note 16, "Derivative Instruments and Hedging Activities," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our hedging activities and exposure to potential changes in variable interest rates.
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
Results of Operations
Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. These estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and "Critical Accounting Policies and Estimates," included elsewhere in this Management's Discussion and Analysis.
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. As discussed further in Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have realigned our segments. The prior year information included below has been recast to reflect this realignment. We have derived the statements of operations for the years ended December 31, 2014, 2013, and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2014		2013		2012
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors	$1,755.9	72.9%	$1,358.2	68.6%	$1,316.9	68.8%
Controls	653.9	27.1	622.5	31.4	597.0	31.2
Net revenue	2,409.8	100.0%	1,980.7	100.0%	1,913.9	100.0%
Operating costs and expenses:
Cost of revenue	1,567.3	65.0	1,256.2	63.4	1,257.5	65.7
Research and development	82.2	3.4	58.0	2.9	52.1	2.7
Selling, general and administrative	220.1	9.1	163.1	8.2	141.9	7.4
Amortization of intangible assets	146.7	6.1	134.4	6.8	144.8	7.6
Restructuring and special charges	21.9	0.9	5.5	0.3	40.2	2.1
Total operating costs and expenses	2,038.2	84.6	1,617.3	81.6	1,636.4	85.5
Profit from operations	371.6	15.4	363.5	18.4	277.5	14.5
Interest expense, net	(106.1)	(4.4)	(93.9)	(4.7)	(99.2)	(5.2)
Other, net	(12.1)	(0.5)	(35.6)	(1.8)	(5.6)	(0.3)
Income before taxes	253.4	10.5	233.9	11.8	172.7	9.0
(Benefit from)/provision for income taxes	(30.3)	(1.3)	45.8	2.3	(4.8)	(0.3)
Net income	$283.7	11.8%	$188.1	9.5%	$177.5	9.3%
Year Ended December 31, 2014 (“fiscal year 2014”) Compared to the Year Ended December 31, 2013 (“fiscal year 2013”)
Net revenue
Net revenue for fiscal year 2014 increased $429.1 million, or 21.7%, to $2,409.8 million from $1,980.7 million for fiscal year 2013. The increase in net revenue was composed of a 29.3% increase in Sensors and a 5.1% increase in Controls.
Sensors net revenue for fiscal year 2014 increased $397.6 million, or 29.3%, to $1,755.9 million from $1,358.2 million for fiscal year 2013. The increase in Sensors net revenue was primarily composed of 20.1% growth due to the impact of acquisitions in 2014, including Wabash, DeltaTech, and Schrader, and 8.8% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange). The growth in organic revenue was primarily driven by growth in content (including the offsetting impact of product obsolescence, primarily in the occupant weight sensing application). In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drives the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors. The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflect the ongoing evolution and impact of new regulations including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S, "Euro 6" requirements in Europe, and "China 4" requirements in Asia. Organic revenue also includes the impact of a 1.7% reduction due to pricing, which is consistent with past trends and our expectations for continued pricing pressure.
Controls net revenue for fiscal year 2014 increased $31.5 million, or 5.1%, to $653.9 million from $622.5 million for fiscal year 2013. The increase in Controls net revenue was primarily composed of 2.7% growth in organic revenue and 2.6% growth due to the impact of the acquisition of Magnum in the second quarter of 2014. The growth in organic revenue was primarily driven by growth in the commercial aerospace, industrial, and European and Asian automotive end-markets, partially offset by a decline in the semiconductor manufacturing end-market.

Cost of revenue
Cost of revenue for fiscal years 2014 and 2013 was $1,567.3 million (65.0% of net revenue) and $1,256.2 million (63.4% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to the dilutive effect of acquisitions. We anticipate that cost of revenue as a percentage of net revenue will decline towards levels more consistent with our core business historical results as we continue to integrate these acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition, however the integration of Schrader is anticipated to take up to three years, due to the size and scope of this integration.
Research and development expense
R&D expense for fiscal years 2014 and 2013 was $82.2 million (3.4% of net revenue) and $58.0 million (2.9% of net revenue), respectively. The increase in R&D expense as a percentage of revenue was primarily due to continued investment to support new platform and technology developments with our customers in order to drive future revenue growth. R&D investment in acquired businesses is comparable on a percentage of net revenue basis with investment in our core business.
Selling, general and administrative expense
SG&A expense for fiscal years 2014 and 2013 was $220.1 million and $163.1 million, respectively. SG&A expense increased primarily due to SG&A of acquired businesses of $22.0 million, acquisition related transaction costs of $14.3 million, and increased compensation related to selling and administrative headcount.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for fiscal years 2014 and 2013 was $146.7 million and $134.4 million, respectively. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized between fiscal year 2014 and fiscal year 2013. Refer to Note 5, "Goodwill and Other Intangible Assets," and Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding expected amortization expense for the next five years and discussion of intangible assets acquired as a result of recent acquisitions.
Restructuring and special charges
Restructuring and special charges for fiscal years 2014 and 2013 was $21.9 million and $5.5 million, respectively. Restructuring and special charges for fiscal year 2014 consisted of severance charges recorded in connection with acquired businesses and charges incurred in connection with the termination of a limited number of employees in various locations throughout the world in order to align our structure with our strategy. Restructuring and special charges for fiscal year 2013 consisted of actions attributable to the execution of the 2011 Plan and the MSP Plan. The amounts included in restructuring and special charges are discussed in detail in Note 17, "Restructuring and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest expense, net
Interest expense, net for fiscal years 2014 and 2013 was $106.1 million and $93.9 million, respectively. Interest expense, net increased primarily due to the issuance and sale of the 5.625% Senior Notes and the Incremental Term Loan in October 2014, as discussed in more detail in Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest expense, net for fiscal years 2014 and 2013 consisted primarily of $96.6 million and $85.0 million, respectively, of interest on our outstanding debt, $5.1 million and $4.3 million, respectively, in amortization of deferred financing costs and original issue discounts, and $4.1 million and $4.1 million, respectively, associated with capital lease and other financing obligations.
Other, net
Other, net for fiscal years 2014 and 2013 was $(12.1) million and $(35.6) million, respectively. Other, net for fiscal year 2014 consisted primarily of the following losses.

•	Losses on commodity forward contracts of $9.0 million (compared to losses of $23.2 million in fiscal year 2013).

•	Losses on currency remeasurement of net monetary assets of $7.7 million (compared to gains of $0.4 million in fiscal year 2013). These losses were partially offset by gains of $5.5 million related to foreign currency forward contracts (compared to losses of $3.3 million in fiscal year 2013).

•
Losses of $1.9 million incurred related to our debt transactions in October 2014 (compared to losses of $9.0 million in fiscal year 2013 related to our debt transactions in April 2013 and December 2013). Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the losses related to our debt financing transactions.

Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the gains and losses included within Other, net.
(Benefit from)/provision for income taxes
(Benefit from)/provision for income taxes for fiscal years 2014 and 2013 was $(30.3) million and $45.8 million, respectively. The (benefit from)/provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences, net of a deferred tax benefit relating to a release of a portion of the U.S. valuation allowance.
Our income tax expense for fiscal year 2014 was $119.0 million less than the amount computed at the U.S. statutory rate of 35%. The most significant reconciling items are noted below.
We operate in locations outside the U.S., including China, the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, resulting in an effective rate benefit. This benefit can change from year to year based upon the mix of earnings.
In fiscal year 2014, we released a portion of our U.S. valuation allowance and recognized $71.1 million of benefit from income taxes in connection with the Wabash, DeltaTech, and Schrader acquisitions, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.
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
During fiscal year 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in the fourth quarter. Additionally, as a result of certain lapses of the applicable statute of limitations related to unrecognized tax benefits, we recognized $0.9 million of tax benefit. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. The net effect of these items on our provision for income taxes was a benefit of $13.7 million.
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
The valuation allowance as of December 31, 2014 was $394.8 million. It is more likely than not that the related net operating losses will not be utilized in the foreseeable future. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future (benefit from)/provision for income taxes.

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
Year Ended December 31, 2013 (“fiscal year 2013”) Compared to the Year Ended December 31, 2012 (“fiscal year 2012”)
Net revenue
Net revenue for fiscal year 2013 increased $66.8 million, or 3.5%, to $1,980.7 million from $1,913.9 million for fiscal year 2012. The increase in net revenue was composed of a 3.1% increase in Sensors and a 4.3% increase in Controls.
Sensors net revenue for fiscal year 2013 increased $41.3 million, or 3.1%, to $1,358.2 million from $1,316.9 million for fiscal year 2012. The increase in Sensors net revenue was primarily composed of 4.0% growth in organic revenue partially offset by reductions of 0.9% due to other factors. The growth in organic revenue was primarily driven by growth in the HVOR and North American automotive end-markets, partially offset by larger than normal product obsolescence in the occupant weight sensing application. The growth in the HVOR end-market was due in large part to significant design wins resulting in new business opportunities that began shipping to customers in 2013. These new business opportunities were driven by upcoming emissions requirements, for example the Euro 6 requirements in Europe and CAFE requirements in the U.S. The growth in the North American automotive end-market was due in large part to unit and content growth in the region. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles continue to drive the need for advancements in engine management and safety features that in turn lead to a greater demand for our sensors in vehicles. Organic revenue also includes the impact of a 2.0% reduction due to pricing, which is consistent with past trends and our expectations for continued pricing pressure in the foreseeable future.
Controls net revenue for fiscal year 2013 increased $25.5 million, or 4.3%, to $622.5 million from $597.0 million for fiscal year 2012. The increase in Controls net revenue was primarily composed of 2.9% growth due to the effect of an acquisition completed in the fourth quarter of 2012 and 1.9% growth in organic revenue, partially offset by reductions of 0.5% due to the impact of foreign currency.
Cost of revenue
Cost of revenue for fiscal years 2013 and 2012 was $1,256.2 million (63.4% of net revenue) and $1,257.5 million (65.7% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to best cost sourcing, favorable trends in metal pricing, notably gold and silver, and the leverage effect of higher volumes on certain fixed manufacturing costs. In addition, during fiscal year 2013, we recognized $9.2 million of insurance proceeds in cost of revenue.
Research and development expense
R&D expense in fiscal years 2013 and 2012 was $58.0 million (2.9% of net revenue) and $52.1 million (2.7% of net revenue), respectively. The increase in R&D expense was primarily due to continued investment to support new platform and technology developments with our customers in order to drive future revenue growth.
Selling, general and administrative expense
SG&A expense for fiscal years 2013 and 2012 was $163.1 million and $141.9 million, respectively. SG&A expense increased primarily due to increased compensation related to selling and administrative headcount.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for fiscal years 2013 and 2012 was $134.4 million and $144.8 million, respectively. Amortization expense decreased primarily due to the completion of amortization, in the first quarter of 2013, of certain intangible assets initially recognized in the 2006 Acquisition.
Restructuring and special charges
Restructuring and special charges for fiscal years 2013 and 2012 was $5.5 million and $40.2 million, respectively. Restructuring and special charges decreased from fiscal year 2012 as the actions attributable to the execution of the 2011 Plan and the MSP Plan were substantially completed in the fourth quarter of 2013. In addition, in fiscal year 2012, we recorded a net loss of $1.3 million in special charges associated with the fire at our South Korean facility and $11.7 million in special charges related to the retirement of our former Chief Executive Officer, including $5.3 million related to benefits payable in cash and $6.4 million related to charges associated with modifications to outstanding equity awards. The amounts included in Restructuring and special charges are discussed in detail in Note 17, "Restructuring and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest expense, net
Interest expense, net for fiscal year 2013 and 2012 was $93.9 million and $99.2 million, respectively. Interest expense, net decreased primarily due to the net repayment of $200.0 million on our long-term debt in the second quarter of 2013. Also, in December 2012, we amended the terms of the Original Term Loan, lowering the applicable interest rate spread by 0.25%. In December 2013, we further amended the terms of Original Term Loan, expanding it by $100.0 million and lowering both the interest rate spread and the interest rate floor by 0.25%.
Interest expense, net for fiscal year 2013 and 2012 consisted primarily of $85.0 million and $89.7 million, respectively, of interest on our outstanding debt, $4.3 million and $5.1 million, respectively, in amortization of deferred financing costs and original issue discounts, and $4.1 million and $3.4 million, respectively, associated with capital lease and other financing obligations.
Other, net
Other, net for fiscal years 2013 and 2012 was $(35.6) million and $(5.6) million, respectively. Other, net for fiscal year 2013 consisted primarily of losses on commodity forward contracts of $23.2 million (compared to losses of $0.4 million in fiscal year 2012) and losses of $9.0 million incurred related to our debt transactions in April 2013 and December 2013 (compared to losses of $2.2 million in fiscal year 2012 related to the December 2012 amendment to the Original Term Loan).
Provision for/(benefit from) income taxes
Provision for/(benefit from) income taxes for fiscal years 2013 and 2012 was $45.8 million and $(4.8) million, respectively. The provision for/(benefit from) income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences.
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
During fiscal year 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in the fourth quarter. Additionally, as a result of certain lapses of the applicable statute of limitations related to unrecognized tax benefits, we recognized $0.9 million of tax benefit. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. The net effect of these items on our provision for income taxes was a benefit of $13.7 million.
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
We define Adjusted Net Income as follows: net income before certain restructuring and special charges, costs associated with financing and other transactions, deferred (gain)/loss on other hedges, depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory, deferred income tax and other tax (benefit)/expense, amortization of deferred financing costs, and other costs as outlined in the reconciliation below.
Our definition of Adjusted Net Income includes the current tax expense/(benefit) that will be payable/(realized) on our income tax return and excludes deferred income tax and other tax expense/(benefit). As we treat deferred income tax and other tax expense/(benefit) as an adjustment to compute Adjusted Net Income, the deferred income tax effect associated with the reconciling items would not change Adjusted Net Income for any period presented. Refer to note (g) to the table below for the theoretical current income tax expense/(benefit) associated with the reconciling items indicated, which relate to jurisdictions where such items would provide tax expense/(benefit).
Many of these adjustments to net income relate to a series of strategic initiatives developed by our management aimed at better positioning us for future revenue growth and an improved cost structure. These initiatives have been modified from time to time to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives include, among other items, acquisitions, divestitures, restructurings of certain operations, and various financing transactions. We describe these adjustments in more detail below.
The use of Adjusted Net Income has limitations, and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.

The following unaudited table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted Net Income for the periods presented:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Net income	$283,749	$188,125	$177,481
Restructuring and special charges(a)(g)	9,552	8,309	51,901
Financing and other transaction costs(b)	18,594	12,183	2,916
Deferred (gain)/loss on other hedges(c)	(915)	17,900	(8,925)
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory(d)(g)	155,785	136,245	150,946
Deferred income tax and other tax (benefit)/expense(e)	(61,588)	17,756	(22,868)
Amortization of deferred financing costs(f)	5,118	4,307	5,108
Total Adjustments(g)	126,546	196,700	179,078
Adjusted Net Income	$410,295	$384,825	$356,559

(a)
The following unaudited table provides a detail of the components of restructuring and special charges, the total of which is included as an adjustment to arrive at Adjusted Net Income for fiscal years 2014, 2013, and 2012 as shown in the above table:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Severance costs(i)	$6,475	$(348)	$14,827
Facility related costs(ii)	—	6,984	15,249
Special charges and other(iii)	3,077	1,673	21,825
Total restructuring and special charges	$9,552	$8,309	$51,901
__________________

i.
Fiscal year 2014 includes severance costs incurred and accounted for as part of an ongoing benefit arrangement, excluding those costs recorded in connection with acquired businesses. Fiscal years 2013 and 2012 include severance costs (including pension settlement charges) related to the 2011 Plan, excluding the impact of foreign exchange.

ii.	Represents facility exit and other costs related to the 2011 Plan.

iii.
Represents costs incurred, offset by insurance proceeds recognized, as a result of a fire in our South Korean facility, restructuring related charges, and certain other corporate related expenses. Fiscal year 2012 also includes $11.7 million of costs associated with the retirement of our former Chief Executive Officer.

(b)
Includes losses related to debt financing transactions and costs incurred in connection with secondary offering transactions. Fiscal years 2014 and 2013 also include costs associated with acquisition activity. Costs associated with debt financing transactions are generally recorded in Other, net, and costs associated with secondary transactions and acquisition activity are generally recorded in SG&A. See Note 8, "Debt," and Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(c)	Reflects (gains)/losses on hedging transactions.

(d)	Reflects depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory related to acquisitions.

(e)
Represents deferred income tax and other tax (benefit)/expense, including provisions for, and interest expense and penalties related to, unrecognized tax benefits. Fiscal year 2014 includes a $71.1 million benefit from income taxes related to the release of our U.S. valuation allowance in connection with the Wabash, DeltaTech, and Schrader acquisitions, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. Fiscal year 2012 includes a $66.0 million benefit associated with the release of the Netherlands' deferred tax asset valuation allowance.

(f)	Represents amortization expense of deferred financing costs and original issue discounts.

(g)
The theoretical current income tax expense/(benefit) associated with the reconciling items presented above is shown below for each period presented. The theoretical current income tax was calculated by multiplying the reconciling items, which relate to jurisdictions where such items would provide tax expense/(benefit), by the applicable tax rates.

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Restructuring and special charges	$(1,405)	$(1,476)	$(5,452)
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory	$(1,291)	$(1,036)	$(1,081)
Liquidity and Capital Resources
We held cash and cash equivalents of $211.3 million and $317.9 million at December 31, 2014 and 2013, respectively, of which $65.7 million and $131.3 million, respectively, was held in the Netherlands, $21.3 million and $83.3 million, respectively, was held by U.S. subsidiaries, and $124.3 million and $103.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business.
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2014, 2013, and 2012. We have derived these summarized statements of cash flows from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
(Amounts in millions)	2014	2013	2012
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$466.3	$421.8	$373.6
Changes in operating assets and liabilities, net of effects of acquisitions	(83.8)	(25.9)	23.7
Operating activities	382.6	395.8	397.3
Investing activities	(1,430.1)	(87.7)	(62.5)
Financing activities	940.9	(403.8)	(13.4)
Net change	$(106.6)	$(95.6)	$321.4
Operating Activities
Net cash provided by operating activities during 2014 decreased compared to 2013. This decrease was composed of an increase in cash used related to changes in operating assets and liabilities, net of the effects of acquisitions, partially offset by an increase in net income adjusted for non-cash items. The increase in cash used related to changes in operating assets and liabilities, net of effects of acquisitions was primarily due to an increase in our inventory balance as of December 31, 2014 compared to December 31, 2013. Refer to Material Changes in Financial Position included elsewhere in this Management's Discussion and Analysis for detailed discussion of the drivers of this increase in inventory. Other changes in operating assets and liabilities are due primarily to timing of payments to third parties.
Net cash provided by operating activities during 2013 was essentially flat compared to 2012. Net income adjusted for non-cash items increased primarily due to the effects of our increased net revenue. This increase was offset by decreases in cash flows related to changes in operating assets and liabilities, net of the effects of acquisitions. An increase in net revenue during the fourth quarter of 2013 compared to the fourth quarter of 2012 resulted in additional accounts receivable and inventory as of December 31, 2013 compared to December 31, 2012. This effect was partially offset by an increase in accounts payable, which was a result of both an increase of cost of revenue during the fourth quarter of 2013 compared to the fourth quarter of 2012 and timing of payments to suppliers. Other changes in operating assets and liabilities are due primarily to timing of payments to other third parties.

As of December 31, 2014, we had commitments to purchase certain raw materials and components that contain various commodities, such as gold, silver, platinum, palladium, copper, nickel, aluminum, and zinc. In general, the prices for these products vary with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two-, or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.
Investing Activities
Net cash used in investing activities during 2014, 2013, and 2012 was $1,430.1 million, $87.7 million, and $62.5 million, respectively. Cash used in investing activities in 2014 consisted primarily of $995.3 million paid for the acquisition of Schrader, net of cash received. Cash used in investing activities in 2014, 2013, and 2012 also included $298.4 million, $15.5 million, and $13.3 million, respectively, of cash paid for other acquisitions, net of cash received, and $144.2 million, $82.8 million, and $54.8 million, respectively, in capital expenditures.
Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of cash used for acquisitions.
Capital expenditures in 2014 primarily relate to investments associated with increasing our manufacturing capacity and upgrading our existing ERP system. In 2015, we anticipate capital expenditures of approximately $175 million to $200 million, which we anticipate will be funded with cash flows from operations. During 2014 and 2013, we received $7.3 million and $11.8 million, respectively, of insurance proceeds associated with the fire at our South Korean facility in September 2012, of which $2.4 million and $8.9 million, respectively, are classified as cash flows from investing activities as they relate to the replacement of manufacturing equipment damaged as a result of the fire. The remaining proceeds were classified as cash flows from operating activities as they relate to the replacement of damaged inventory and other costs associated with the cleanup of the facility. We do not expect to receive further reimbursements in 2015.
Financing Activities
Net cash provided by/(used in) financing activities during 2014, 2013, and 2012 was $940.9 million, $(403.8) million, and $(13.4) million, respectively. Net cash provided by financing activities during 2014 consisted primarily of $1,190.5 million of proceeds from the issuance of debt, partially offset by $181.8 million used to repurchase ordinary shares (which includes $169.7 million paid to SCA), and $76.4 million in payments on debt.
The proceeds from the issuance of debt relates primarily to the issuance and sale of the 5.625% Senior Notes ($400.0 million in proceeds), the execution of the Incremental Term Loan at an original issuance price of 99.25% ($595.5 million in proceeds), and borrowings under the Revolving Credit Facility ($160.0 million in proceeds used as partial payment for the acquisition of DeltaTech in the third quarter of 2014 and $35.0 million in proceeds used as partial payment for the acquisition of Magnum in the second quarter of 2014). Refer to Indebtedness and Liquidity, and Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these transactions.
The net cash payments on debt includes $35.0 million paid on the Revolving Credit Facility in the second quarter of 2014 and $30.0 million paid on the Revolving Credit Facility in the fourth quarter of 2014, along with normal debt servicing activity. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our normal debt servicing requirements.
The payments to repurchase ordinary shares are primarily associated with the $250.0 million share repurchase program initially approved by the Board of Directors in October 2012 and subsequently amended by the Board of Directors in October 2013 and February 2014, as discussed further in Capital Resources. As of December 31, 2014, there was $74.7 million remaining available for share repurchases under the amended program.
Net cash used in financing activities during 2013 consisted primarily of $305.1 million used to repurchase ordinary shares (which includes $172.1 million paid to SCA) and $200.0 million in net cash paid as a result of our debt transactions in April 2013 (excluding transaction costs), partially offset by $100.0 million of proceeds received as a result of the December 2013 amendment to the Original Term Loan.
Net cash used in financing activities during 2012 consisted primarily of $15.2 million used to repurchase ordinary shares and $13.3 million of repayments on our debt, partially offset by $16.2 million of proceeds from the exercise of stock options.

Indebtedness and Liquidity
Our liquidity requirements are significant due to the highly leveraged nature of our company. As of December 31, 2014, we had $2,848.1 million in gross outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.
The following table outlines our outstanding indebtedness as of December 31, 2014 and the associated interest expense for fiscal year 2014:

Description	Balance at December 31, 2014	Interest expense for fiscal year 2014
(Amounts in thousands)
Original Term Loan	$469,308	$15,561
Incremental Term Loan	598,500	4,608
6.5% Senior Notes	700,000	45,503
4.875% Senior Notes	500,000	24,440
5.625% Senior Notes	400,000	4,813
Revolving Credit Facility	130,000	1,635
Other debt	2,153	68
Less: discount	(6,312)	—
Capital lease and other financing obligations	48,187	4,146
Amortization of financing costs and original issue discounts	—	5,118
Other	—	1,318
Total	$2,841,836	$107,210
There was $113.7 million of availability (net of $6.3 million of letters of credit) under the Revolving Credit Facility as of December 31, 2014. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2015.
Debt Transactions
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. The transactions included the issuance and sale of the 6.5% Senior Notes and the execution of the Credit Agreement providing for senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of the Original Term Loan, which was offered at an original issue price of 99.5%, and the Revolving Credit Facility. At our option, the Original Term Loan may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Credit Agreement), each with a different determination of interest rates. As of December 31, 2014 we maintained the Original Term Loan as a Eurodollar Rate loan, which accrues interest at a LIBOR index rate (subject to a floor of 0.75%) plus a spread of 2.50% (subsequent to the Second Amendment, as defined below).
In December 2012, we amended the Credit Agreement (the "First Amendment") to reduce the interest rate spread with respect to the Original Term Loan by 0.25%, to 1.75% and 2.75% for Base Rate loans and Eurodollar Rate loans, respectively. No changes were made to the terms of the Revolving Credit Facility.
In April 2013, we completed the issuance and sale of the 4.875% Senior Notes. We used the proceeds from the issuance and sale of these notes, together with cash on hand, to, among other things, repay $700.0 million of the Original Term Loan.
In December 2013, we amended the Credit Agreement (the "Second Amendment") to (1) expand the Original Term Loan by $100.0 million, (2) reduce the interest rate spread with respect to the Original Term Loan by 0.25%, to 1.50% and 2.50% for Base Rate loans and Eurodollar Rate loans, respectively, (3) reduce the interest rate floor with respect to term loans that are Eurodollar Rate loans from 1.00% to 0.75%, (4) extend the maturity date of the Original Term Loan from May 12, 2018 to May 12, 2019, and (5) modify two negative covenants under the Credit Agreement, specifically (i) the amount of investments that may be made by Loan Parties (as defined in the Credit Agreement) in Restricted Subsidiaries that are not Loan Parties was increased from $100.0 million to $300.0 million, and (ii) Loan Parties and their Restricted Subsidiaries may make an additional $150.0 million of restricted payments so long as no default or event of default has occurred and is continuing or would result therefrom. In addition, under the Terms of the Second Amendment, the principal amount of the Original Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the loan balance at the time of the Second Amendment, with the balance payable at maturity. No changes were made to the terms of the Revolving Credit Facility.
In October 2014, we completed a series of financing transactions in order to fund the acquisition of Schrader. These transactions included the issuance and sale of the 5.625% Senior Notes and an amendment to the Credit Agreement (the "Third Amendment") that provides for the Incremental Term Loan, which was offered at an original issue price of 99.25%. The principal amount of the Incremental Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount, with the balance due at maturity. At our option, the Incremental Term Loan may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Third Amendment), each with a different determination of interest rates. As of December 31, 2014, we maintained the Incremental Term Loan as a Eurodollar Rate loan, which accrues interest at a LIBOR index rate, subject to a floor of 0.75% and a spread of 2.75%. Under the terms of the Third Amendment, we are required to pay a fee of 1.0% of the aggregate principal amount of the portion of the Incremental Term Loan prepaid or converted in connection with any repricing transaction occurring before April 14, 2015.
On November 4, 2014, we amended the Credit Agreement (the "Fourth Amendment") to revise the calculation used to determine the commitment fee on the Revolving Credit Facility to be equal to the Applicable Rate (as defined in the Credit Agreement) times the unused portion of the Revolving Credit Facility. Prior to the Fourth Amendment, the commitment fee was calculated as the Applicable Rate times the total amount available to be borrowed under the Revolving Credit Facility, regardless of the portion used.
Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the terms of the Senior Notes, the Senior Secured Credit Facilities, and the amendments to the Credit Agreement. The terms presented herein reflect the changes as a result of these various amendments.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the Senior Secured Credit Facilities. We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2014, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Term Loans. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loans upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). The Credit Agreement requires that the proceeds of such mandatory prepayments be applied first to the tranche of term loans with the earliest maturity. These provisions were not triggered during the year ended December 31, 2014.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 28, 2015, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Term Loans, the Revolving Credit Facility, or the Senior Notes, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, in the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the year ended December 31, 2014, we repurchased 4.3 million ordinary shares for an aggregate purchase price of $181.8 million. At December 31, 2014, $74.7 million remained available for share repurchase under the amended program.

The Credit Agreement and the indentures under which the Senior Notes were issued (the "Senior Notes Indentures") contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, and which are described in more detail below and in Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, were taken into consideration in establishing our initial and amended share repurchase programs, and are evaluated periodically with respect to future potential funding. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase program with available cash and cash flows from operations. STBV is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us, under the Credit Agreement and the Senior Notes Indentures. Specifically, the Credit Agreement prohibits STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses, and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10.0 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries (currently all of the subsidiaries of STBV); (ii) franchise taxes, certain advisory fees, and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries; (iii) repurchase, retirement, or other acquisition of equity interest of the parent from certain present, future, and former employees, directors, managers, consultants of the parent companies, STBV, or its subsidiaries in an aggregate amount not to exceed $15.0 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan, and the amount of certain key-man life insurance proceeds; (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed $100.0 million, plus certain amounts, including the retained portion of excess cash flow; (v) dividends and other distributions in an aggregate amount not to exceed $40.0 million in any calendar year (subject to increase upon the achievement of certain ratios); and (vi) so long as no default or event of default exists, dividends and other distributions in an aggregate amount not to exceed $150.0 million.
As of December 31, 2014, we were in compliance with all the covenants and default provisions under the Credit Agreement. For more information on our indebtedness and related covenants and default provisions, refer to Note 8, "Debt," of our audited consolidated financial statements, and Item 1A, “Risk Factors,” each included elsewhere in this Annual Report on Form 10-K.
Contractual Obligations and Commercial Commitments
The table below reflects our contractual obligations as of December 31, 2014. Amounts we pay in future periods may vary from those reflected in the table. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations principal(1)	$2,800.0	$142.9	$21.5	$1,167.1	$1,468.5
Debt obligations interest(2)	847.7	129.8	257.1	219.5	241.3
Capital lease obligations principal(3)	32.1	1.8	3.9	4.6	21.7
Capital lease obligations interest(3)	19.4	2.7	5.0	4.3	7.4
Other financing obligations principal(4)	16.0	1.3	3.1	11.6	—
Other financing obligations interest(4)	3.7	0.9	1.9	0.9	—
Operating lease obligations(5)	41.7	9.8	15.0	8.0	8.9
Non-cancelable purchase obligations(6)	54.9	32.3	18.6	4.0	—
Total(7)(8)	$3,815.5	$321.5	$326.1	$1,420.0	$1,747.8
__________________

(1)
Represents the contractually required principal payments under the Senior Notes, the Term Loans, and the Revolving Credit Facility as of December 31, 2014 in accordance with the required payment schedule.

(2)
Represents the contractually required interest payments on the debt obligations in existence as of December 31, 2014 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made on the variable rate debt subsequent to December 31, 2014 were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2014, plus the applicable spread.

(3)
Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.

(4)
Represents the contractually required payments under our financing obligations in existence as of December 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.

(5)
Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2014 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.

(6)
Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2014. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.

(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2014.

(8)
This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2014, we had recognized a net benefit liability of $34.3 million, representing the net unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $22.8 million of unrecognized tax benefits as of December 31, 2014, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on income taxes.

Legal Proceedings
We account for litigation and claims losses in accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, generally resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There can be no assurances that our recorded provisions will be sufficient to cover the extent of our costs and potential liability. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of material outstanding legal proceedings.
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
Impairment of Goodwill, Intangible Assets, and Long-Lived Assets
Identification of reporting units. On October 1, 2014, we had four reporting units: Sensors, Electrical Protection, Power Management, and Interconnection. As discussed in Note 18, “Segment Reporting,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in the fourth quarter of 2014, we realigned our operating segments to move the portion of the Sensors segment that has historically served the HVAC and industrial end-markets (the industrial sensing product line) to the Controls segment. As a result, a new reporting unit, Industrial Sensing, was created subsequent to October 1, 2014.
These reporting units have been identified based on the definitions and guidance provided in ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit. All acquisitions in fiscal year 2014 were assigned to existing reporting units.
Assignment of assets, liabilities, and goodwill to each reporting unit. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units, such as the Industrial Sensing reporting unit discussed above. Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt, and deferred financing costs, as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
Accounting policies relating to goodwill and the goodwill impairment test. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2014, goodwill and other intangible assets, net totaled $2,424.8 million and $910.8 million, respectively, or approximately 47% and 18%, respectively, of our total assets.
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
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, we then perform the two-step impairment test. In the first step of the goodwill impairment test, we compare the estimated fair values of our reporting units to their respective net book values, including goodwill, to determine whether there is an indicator of potential impairment. If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) based on their fair values, as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the sum of the fair values of each of its components is the implied fair value of goodwill.
Estimated fair value for each reporting unit. In connection with our annual impairment review as of October 1, 2014, we used the qualitative method of assessing goodwill, and determined that it was not more likely than not that the fair values of each of our Sensors, Electrical Protection, Power Management, and Interconnection reporting units were less than their net book values. In making this determination, we considered several factors, including the following:

•
the amount by which the fair value of these reporting units exceeded their carrying values (301%, 273%, 206%, and 328%, respectively) as of October 1, 2013, indicating that there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be a potential impairment;

•	the carrying values of these reporting units as of October 1, 2014 compared to the previously calculated fair values as of October 1, 2013;

•
public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;

•
changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and

•
whether there had been any significant increases to the weighted-average cost of capital rates ("WACC") for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.

Changes to the factors considered above could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We may be unaware of one or more significant factors that, if we had been aware of, would cause our conclusion that it is not more likely than not that the fair values of our reporting units are less than their carrying values to change, which could result in a goodwill impairment charge in a future period.
2013 and 2012 Goodwill Impairment Testing. In 2013 and 2012, we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for the following five fiscal years (the “Discrete Projection Period”). We estimated the value of the cash flows beyond the fifth fiscal year (the “Terminal Year”), by applying a multiple to the projected Terminal Year net earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated WACC appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
In 2013 and 2012, we also estimated the fair value of our reporting units using the guideline company method. Under this method, we performed an analysis to identify a group of publicly-traded companies that were comparable to each reporting unit. We calculated an implied EBITDA multiple (e.g., invested capital/EBITDA) for each of the guideline companies and selected either the high, low, or average multiple, depending on various facts and circumstances surrounding the reporting unit, and applied it to that reporting unit's trailing twelve month EBITDA. Although we estimated the fair value of our reporting units using the guideline method, we did so for corroborative purposes and placed primary weight on the discounted cash flow method.
The preparation of forecasts of revenue growth and profitability for use in the long-range forecasts, the selection of the discount rates, and the estimation of the multiples used in valuing the Terminal Year involved significant judgments. Changes to these assumptions could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
Goodwill impairment. We evaluated our goodwill for impairment as of October 1, 2014 using the qualitative method as described above, and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying values on that date. We did not prepare updated goodwill impairment analyses as of December 31, 2014 for any reporting unit, as there were no indicators after October 1, 2014 that would have required such analysis.
Types of events that could result in a goodwill impairment. As noted above, the assumptions used in the prior year calculation of fair value of our reporting units, including the long-range forecasts, the selection of the discount rates, and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units calculated in the prior year and could result in a goodwill impairment charge in a future period. We believe that certain factors, such as a future recession, any material adverse conditions in the auto industry and other industries in which we operate, and other factors identified in Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.
Impairment of indefinite-lived intangible assets. We perform an annual impairment review of our indefinite-lived intangible assets, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect to not use this option or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share, and other conditions. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets. We determine fair value by using the appropriate income approach methodology.
We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2014 (using the quantitative method) and determined that the estimated fair values of these assets exceeded their carrying values at that date. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.
Impairment of definite-lived intangible assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate that the carrying values of our definite-lived intangible assets to be held and used are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with these assets to their respective carrying values. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying value over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology depending on the nature of the intangible asset. There were no impairments of definite-lived intangible assets during 2014.
Impairment of long-lived assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the industry. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets. There were no impairments of long-lived assets during 2014.
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
Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates, or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.
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
We have adopted use of the Retirement Plans ("RP") 2014 mortality tables with the Mortality Projection ("MP") scale as issued by the Society of Actuaries in 2014 for our U.S. defined benefit plans. The RP 2014 mortality tables represent the new standard for defined benefit mortality assumptions due to longer life expectancies. The MP projection scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational).
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
We estimate the fair value of options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, expected term, expected volatility, risk-free interest rate, and expected dividend yield. Material changes to any of these assumptions may have a significant effect on our valuation of options, and ultimately the share-based compensation expense recorded in the consolidated statements of operations. Significant factors used in determining these assumptions are detailed below.
We use the closing price of our stock on the New York Stock Exchange on the date of the grant as the fair value of ordinary shares in the Black-Scholes-Merton option-pricing model.
The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, has historically been based on the “simplified” methodology originally prescribed by Staff Accounting Bulletin (“SAB”) No. 107, in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. While the widespread use of the simplified method under SAB No. 107 expired on December 31, 2007, the U.S. Securities and Exchange Commission issued SAB No. 110 in December 2007, which allowed the simplified method to continue to be used in certain circumstances. These circumstances include when a company does not have sufficient historical data surrounding option exercises to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded.
We utilized the simplified method for options granted during 2013 and 2012 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. During 2014, rather than using the simplified method, we benchmarked the terms of our options granted against those of publicly-traded companies within our industry in order to estimate our expected term.
Also, because of our lack of history as a public company during 2013 and 2012, we considered the historical and implied volatilities of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options granted in those years. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility. During 2014, with additional historical data available, we considered our own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within our industry, in estimating expected volatility for options granted in 2014.
The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related grant.
The dividend yield is based on our judgment with input from our Board of Directors.
Restricted securities are valued using the closing price of our stock on the New York Stock Exchange on the date of the grant. Certain of our restricted securities include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed forecasts and is assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved.
Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the requisite service period. The forfeiture rate is based on our estimate of forfeitures by plan participants after consideration of historical forfeiture rates. Compensation expense recognized for each award ultimately reflects the number of shares that actually vest.
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
Recent Accounting Pronouncements
Recently issued accounting standards to be adopted in a future period:
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flows and earnings. We generally manage and minimize these risks through the use of derivative financial instruments.
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
Interest Rate Risk
Given the leveraged nature of our company, we have exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. For example, in the past, we have entered into interest rate collars and interest rate caps to reduce exposure to variability in cash flows relating to interest payments on our outstanding debt. These derivatives are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).
In August 2011, we purchased an interest rate cap in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar denominated term loans. In August 2014 this interest rate cap matured, and as of December 31, 2014, we do not have any remaining interest rate caps.
The terms of our outstanding interest rate cap as of December 31, 2013 are shown in the following table:

As of December 31,	Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
2013	$600	NA	August 12, 2011	August 12, 2014	2.75%

The significant components of our debt as of December 31, 2014 and 2013 are shown in the following tables:

(Dollars in millions)	Maturity Date	Interest Rate as of December 31, 2014	Outstanding balance as of December 31, 2014 (1)	Fair value as of December 31, 2014
Original Term Loan(3)	May 12, 2019	3.25%	$469.3	$467.0
Incremental Term Loan(3)	October 14, 2021	3.50%	598.5	595.5
6.5% Senior Notes	May 15, 2019	6.50%	700.0	730.7
4.875% Senior Notes	October 15, 2023	4.875%	500.0	495.7
5.625% Senior Notes	November 1, 2024	5.625%	400.0	415.0
Revolving Credit Facility(3)	May 12, 2016	2.41%	130.0	128.3
Other debt(4)	Various	15.27%	2.2	2.2
Total(2)			$2,800.0	$2,834.4
_________________

(1)	Outstanding balance is presented excluding discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $48.2 million.

(3)	This component of our debt accrues interest at a variable rate.

(4)	Other debt consists of multiple instruments that accrue interest at various rates. Interest rate shown is a weighted-average interest rate at December 31, 2014.

(Dollars in millions)	Interest Rate as of December 31, 2013	Outstanding balance as of December 31, 2013 (1)	Fair value as of December 31, 2013
Original Term Loan(3)	3.25%	$474.1	$475.0
6.5% Senior Notes	6.50%	700.0	752.5
4.875% Senior Notes	4.875%	500.0	472.5
Total(2)		$1,674.1	$1,700.0
_________________

(1)	Outstanding balance is presented excluding discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $52.2 million.

(3)	This component of our debt accrues interest at a variable rate.
Sensitivity Analysis
As of December 31, 2014, we had total variable rate debt with an outstanding balance of $1,197.8 million issued under our Term Loans and Revolving Credit Facility. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would result in additional annual interest expense of $6.7 million. The next 100 basis point increase in the applicable interest rate would result in incremental annual interest expense of $12.0 million.
As of December 31, 2013, we had total variable rate debt with an outstanding balance of $474.1 million issued under the Original Term Loan. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would result in additional annual interest expense of $2.3 million. The next 100 basis point increase in the applicable interest rate would result in incremental annual interest expense of $4.7 million. Neither increase would have been offset by our variable to fixed interest rate cap as of December 31, 2013.
Foreign Currency Risks
We are exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and may employ derivative financial instruments, such as swaps, collars, forwards, options, or other instruments, to limit the volatility to earnings and cash flows generated by these exposures. We employ derivative contracts that may or may not be designated for hedge accounting treatment under ASC 815, which can result in volatility to earnings depending upon fluctuations in the underlying markets.
Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes.

Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, British pound, Brazilian real, Singapore dollar, Polish zloty, and the Bulgarian lev. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows and variability in earnings, we entered into foreign currency rate derivatives during the year ended December 31, 2014 that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During 2014, we also entered into foreign currency forward contracts that were not designated for hedge accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of these non-designated derivatives in the consolidated statements of operations.
The following foreign currency forward contracts were outstanding as of December 31, 2014:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
287.8 EUR	Various from October 2013 to December 2014	Various from February 2015 to November 2016	Euro to U.S. Dollar Exchange Rate	1.31 USD	Designated
58.1 EUR	Various from October 2013 to December 2014	January 30, 2015	Euro to U.S. Dollar Exchange Rate	1.25 USD	Non-designated
87.0 CNY	December 23, 2014	January 30, 2015	U.S. Dollar to Chinese Renminbi Exchange Rate	6.18 CNY	Non-designated
264.0 JPY	December 23, 2014	January 30, 2015	U.S. Dollar to Japanese Yen Exchange Rate	120.54 JPY	Non-designated
51,750.0 KRW	Various from March 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Korean Won Exchange Rate	1,063.28 KRW	Designated
37,800.0 KRW	Various from March 2014 to December 2014	January 30, 2015	U.S. Dollar to Korean Won Exchange Rate	1,105.21 KRW	Non-designated
85.7 MYR	Various from January 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.36 MYR	Designated
26.7 MYR	Various from January 2014 to December 2014	January 30, 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.47 MYR	Non-designated
1,222.2 MXN	Various from January 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Mexican Peso Exchange Rate	13.97 MXN	Designated
101.6 MXN	Various from January 2014 to December 2014	January 30, 2015	U.S. Dollar to Mexican Peso Exchange Rate	13.95 MXN	Non-designated
42.4 GBP	Various from October 2014 to December 2014	Various from February 2015 to November 2016	Pound Sterling to U.S. Dollar Exchange Rate	1.58 USD	Designated
5.3 GBP	Various from October 2014 to December 2014	January 30, 2015	Pound Sterling to U.S. Dollar Exchange Rate	1.56 USD	Non-designated

The following foreign currency forward contracts were outstanding as of December 31, 2013:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
217.4 EUR	Various from September 2012 to October 2013	Various from February 2014 to December 2015	Euro to U.S. Dollar Exchange Rate	1.34 USD	Designated
53.8 EUR	Various from September 2012 to December 2013	January 28, 2014 and January 31, 2014	Euro to U.S. Dollar Exchange Rate	1.36 USD	Non-designated
1,402.0 JPY	September 5, 2013 and November 7, 2013	Various from February to December 2014	U.S. Dollar to Japanese Yen Exchange Rate	98.91 JPY	Designated
305.8 JPY	Various from September to December 2013	January 31, 2014	U.S. Dollar to Japanese Yen Exchange Rate	102.68 JPY	Non-designated
38,500.0 KRW	Various from September to November 2013	Various from February to December 2014	U.S. Dollar to Korean Won Exchange Rate	1,083.56 KRW	Designated
17,000.0 KRW	Various from September to December 2013	January 29, 2014	U.S. Dollar to Korean Won Exchange Rate	1,067.17 KRW	Non-designated
41.8 MYR	November 22, 2013	Various from February to December 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.25 MYR	Designated
39.8 MYR	November 22, 2013 and December 26, 2013	January 30, 2014 and January 31, 2014	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.29 MYR	Non-designated
541.2 MXN	Various from June to November 2013	Various from February to December 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.53 MXN	Designated
89.2 MXN	Various from June to December 2013	January 31, 2014	U.S. Dollar to Mexican Peso Exchange Rate	13.25 MXN	Non-designated
Sensitivity Analysis
The table below presents our foreign currency forward contracts as of December 31, 2014 and 2013 and the estimated impact to pre-tax earnings as a result of a 10% strengthening/(weakening) in the foreign currency exchange rate:

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2014	10% strengthening of the value of the foreign currency relative to the U.S. Dollar	10% weakening of the value of the foreign currency relative to the U.S. Dollar
Euro to U.S. Dollar	$29.9	$(37.6)	$37.6
Chinese Renminbi to U.S. Dollar	$(0.1)	$(1.4)	$1.4
Pound Sterling to U.S. Dollar	$(0.9)	$4.7	$(4.7)
Japanese Yen to U.S. Dollar	$—	$(0.2)	$0.2
Korean Won to U.S. Dollar	$1.3	$(8.4)	$8.4
Malaysian Ringgit to U.S. Dollar	$(1.6)	$3.2	$(3.2)
Mexican Peso to U.S. Dollar	$(6.5)	$8.8	$(8.8)

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2013	10% strengthening of the value of the foreign currency relative to the U.S. Dollar	10% weakening of the value of the foreign currency relative to the U.S. Dollar
Euro to U.S. Dollar	$(10.5)	$(34.6)	$34.6
Japanese Yen to U.S. Dollar	$0.9	$(1.8)	$1.8
Korean Won to U.S. Dollar	$(0.8)	$(5.0)	$5.0
Malaysian Ringgit to U.S. Dollar	$(0.3)	$2.5	$(2.5)
Mexican Peso to U.S. Dollar	$0.7	$4.7	$(4.7)
The tables below present our Euro-denominated net monetary assets as of December 31, 2014 and 2013 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% strengthening/(weakening) in the Euro to U.S. Dollar currency exchange rate:

(Amounts in millions)	Net asset balance as of December 31, 2014		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% weakening of the value of the Euro relative to the U.S. Dollar	10% strengthening of the value of the Euro relative to the U.S. Dollar
Net monetary assets(1)	€38.3	$46.6	$(4.7)	$4.7

(Amounts in millions)	Net asset balance as of December 31, 2013		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% weakening of the value of the Euro relative to the U.S. Dollar	10% strengthening of the value of the Euro relative to the U.S. Dollar
Net monetary assets(1)	€31.1	$42.8	$(4.3)	$4.3
 __________________

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations, and other long-term liabilities.
Commodity Risk
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, nickel, and zinc, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these derivatives are not designated as accounting hedges. In accordance with ASC 815, we recognize the change in fair value of these derivatives in the consolidated statements of operations.

Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2014 and 2013 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity:

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset/(liability) balance as of December 31, 2014	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2014	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(6.1)	2,095,639 troy oz.	$19.07	$16.06	Various dates during 2015 and 2016	$3.4	$(3.4)
Gold	$(1.5)	15,272 troy oz.	$1,295.09	$1,194.13	Various dates during 2015 and 2016	$1.8	$(1.8)
Nickel	$(0.2)	648,798 pounds	$7.20	$6.90	Various dates during 2015 and 2016	$0.4	$(0.4)
Aluminum	$(0.4)	5,989,386 pounds	$0.92	$0.85	Various dates during 2015 and 2016	$0.5	$(0.5)
Copper	$(2.3)	9,780,235 pounds	$3.09	$2.84	Various dates during 2015 and 2016	$2.8	$(2.8)
Platinum	$(1.4)	8,323 troy oz.	$1,385.74	$1,214.44	Various dates during 2015 and 2016	$1.0	$(1.0)
Palladium	$0.1	1,293 troy oz.	$772.86	$804.30	Various dates during 2015 and 2016	$0.1	$(0.1)
Zinc	$(0.1)	1,755,012 pounds	$1.04	$0.99	Various dates during 2015 and 2016	$0.2	$(0.2)

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset/(liability) balance as of December 31, 2013	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2013	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(6.7)	1,535,792 troy oz.	$24.29	$19.80	Various dates during 2014 and 2015	$3.0	$(3.0)
Gold	$(3.6)	16,582 troy oz.	$1,432.62	$1,211.05	Various dates during 2014 and 2015	$2.0	$(2.0)
Nickel	$(0.7)	831,997 pounds	$7.22	$6.38	Various dates during 2014 and 2015	$0.5	$(0.5)
Aluminum	$(0.2)	3,338,340 pounds	$0.92	$0.85	Various dates during 2014 and 2015	$0.3	$(0.3)
Copper	$(0.3)	4,543,861 pounds	$3.39	$3.32	Various dates during 2014 and 2015	$1.5	$(1.5)
Platinum	$(1.5)	11,264 troy oz.	$1,514.09	$1,372.70	Various dates during 2014 and 2015	$1.5	$(1.5)
Palladium	$0.0	1,336 troy oz.	$727.00	$713.48	Various dates during 2014 and 2015	$0.1	$(0.1)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules
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
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 3, 2015

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$211,329	$317,896
Accounts receivable, net of allowances of $10,364 and $9,199 as of December 31, 2014 and 2013, respectively	444,852	291,723
Inventories	356,364	183,395
Deferred income tax assets	15,301	20,975
Prepaid expenses and other current assets	90,918	41,642
Total current assets	1,118,764	855,631
Property, plant and equipment, at cost	975,543	675,690
Accumulated depreciation	(386,059)	(331,033)
Property, plant and equipment, net	589,484	344,657
Goodwill	2,424,795	1,756,049
Other intangible assets, net	910,774	502,388
Deferred income tax assets	16,750	10,623
Deferred financing costs	29,102	19,132
Other assets	26,940	10,344
Total assets	$5,116,609	$3,498,824
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$145,979	$8,100
Accounts payable	287,800	177,539
Income taxes payable	7,516	5,785
Accrued expenses and other current liabilities	222,781	123,239
Deferred income tax liabilities	13,430	3,829
Total current liabilities	677,506	318,492
Deferred income tax liabilities	362,738	281,364
Pension and post-retirement benefit obligations	35,799	19,508
Capital lease and other financing obligations, less current portion	45,113	48,845
Long-term debt, net of discount, less current portion	2,650,744	1,667,021
Other long-term liabilities	41,817	22,006
Commitments and contingencies
Total liabilities	3,813,717	2,357,236
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of December 31, 2014 and 2013	2,289	2,289
Treasury shares, at cost, 9,120 and 6,462 shares as of December 31, 2014 and 2013, respectively	(365,272)	(236,346)
Additional paid-in capital	1,610,390	1,596,544
Retained earnings/(accumulated deficit)	67,233	(187,792)
Accumulated other comprehensive loss	(11,748)	(33,107)
Total shareholders’ equity	1,302,892	1,141,588
Total liabilities and shareholders’ equity	$5,116,609	$3,498,824
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2014	2013	2012
Net revenue	$2,409,803	$1,980,732	$1,913,910
Operating costs and expenses:
Cost of revenue	1,567,334	1,256,249	1,257,547
Research and development	82,178	57,950	52,072
Selling, general and administrative	220,105	163,145	141,894
Amortization of intangible assets	146,704	134,387	144,777
Restructuring and special charges	21,893	5,520	40,152
Total operating costs and expenses	2,038,214	1,617,251	1,636,442
Profit from operations	371,589	363,481	277,468
Interest expense	(107,210)	(95,101)	(100,037)
Interest income	1,106	1,186	815
Other, net	(12,059)	(35,629)	(5,581)
Income before taxes	253,426	233,937	172,665
(Benefit from)/provision for income taxes	(30,323)	45,812	(4,816)
Net income	$283,749	$188,125	$177,481
Basic net income per share:	$1.67	$1.07	$1.00
Diluted net income per share:	$1.65	$1.05	$0.98

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2014	2013	2012
Net income	$283,749	$188,125	$177,481
Other comprehensive income/(loss), net of tax:
Net unrealized gain/(loss) on derivative instruments designated and qualifying as cash flow hedges	25,190	(2,817)	(1,668)
Defined benefit and retiree healthcare plans	(3,831)	9,116	(14,514)
Other comprehensive income/(loss)	21,359	6,299	(16,182)
Comprehensive income	$305,108	$194,424	$161,299
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$283,749	$188,125	$177,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,804	50,889	54,688
Amortization of deferred financing costs and original issue discounts	5,118	4,307	5,108
Currency remeasurement (gain)/loss on debt	(771)	(457)	433
Share-based compensation	12,985	8,967	14,714
Loss on debt financing	3,750	9,010	2,216
Amortization of inventory step-up to fair value	5,576	—	23
Amortization of intangible assets	146,704	134,387	144,777
Gain on disposition or write-down of assets, net	(578)	(303)	(214)
Deferred income taxes	(59,156)	25,711	(26,611)
Gains from insurance proceeds	(2,417)	(7,500)	(1,750)
Unrealized loss on hedges and other non-cash items	5,581	8,627	2,748
(Decrease)/increase from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(26,287)	(33,436)	6,858
Inventories	(77,473)	(7,336)	22,091
Prepaid expenses and other current assets	2,915	1,214	3,470
Accounts payable and accrued expenses	19,189	23,902	(13,877)
Income taxes payable	849	(3,099)	2,872
Other	(2,970)	(7,170)	2,286
Net cash provided by operating activities	382,568	395,838	397,313
Cash flows from investing activities:
Acquisition of Schrader, net of cash received	(995,315)	—	—
Other acquisitions, net of cash received	(298,423)	(15,470)	(13,346)
Additions to property, plant and equipment and capitalized software	(144,211)	(82,784)	(54,786)
Insurance proceeds	2,417	8,900	—
Proceeds from sale of assets	5,467	1,704	5,631
Net cash used in investing activities	(1,430,065)	(87,650)	(62,501)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	24,909	20,999	16,520
Proceeds from issuance of debt	1,190,500	600,000	—
Payments on debt	(76,375)	(711,665)	(13,349)
Repurchase of ordinary shares from SCA	(169,680)	(172,125)	—
Payments to repurchase ordinary shares	(12,094)	(132,971)	(15,190)
Payments of debt issuance cost	(16,330)	(8,069)	(1,381)
Net cash provided by/(used in) financing activities	940,930	(403,831)	(13,400)
Net change in cash and cash equivalents	(106,567)	(95,643)	321,412
Cash and cash equivalents, beginning of year	317,896	413,539	92,127
Cash and cash equivalents, end of year	$211,329	$317,896	$413,539
Supplemental cash flow items:
Cash paid for interest	$87,774	$84,714	$91,733
Cash paid for income taxes	$41,126	$33,557	$14,153

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2011	176,467	$2,264	(12)	$(136)	$1,557,211	$(491,164)	$(23,224)	$1,044,951
Issuance of ordinary shares for employee stock plans	8	—	—	—	276	—	—	276
Repurchase of ordinary shares	—	—	(511)	(15,190)	—	—	—	(15,190)
Stock options exercised	1,807	24	142	3,903	15,002	(2,685)	—	16,244
Vesting of restricted securities	110	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	14,714	—	—	14,714
Net income	—	—	—	—	—	177,481	—	177,481
Other comprehensive loss	—	—	—	—	—	—	(16,182)	(16,182)
Balance as of December 31, 2012	178,392	$2,289	(381)	$(11,423)	$1,587,202	$(316,368)	$(39,406)	$1,222,294
Issuance of ordinary shares for employee stock plans	—	—	7	233	—	(1)	—	232
Repurchase of ordinary shares	—	—	(8,582)	(305,096)	—	—	—	(305,096)
Stock options exercised	43	—	2,432	77,911	375	(57,519)	—	20,767
Vesting of restricted securities	2	—	62	2,029	—	(2,029)	—	—
Share-based compensation	—	—	—	—	8,967	—	—	8,967
Net income	—	—	—	—	—	188,125	—	188,125
Other comprehensive income	—	—	—	—	—	—	6,299	6,299
Balance as of December 31, 2013	178,437	$2,289	(6,462)	$(236,346)	$1,596,544	$(187,792)	$(33,107)	$1,141,588
Issuance of ordinary shares for employee stock plans	—	—	9	264	128	—	—	392
Repurchase of ordinary shares	—	—	(4,305)	(181,774)	—	—	—	(181,774)
Stock options exercised	—	—	1,589	50,995	657	(27,135)	—	24,517
Vesting of restricted securities	—	—	49	1,589	—	(1,589)	—	—
Share-based compensation	—	—	—	—	13,061	—	—	13,061
Net income	—	—	—	—	—	283,749	—	283,749
Other comprehensive income	—	—	—	—	—	—	21,359	21,359
Balance as of December 31, 2014	178,437	$2,289	(9,120)	$(365,272)	$1,610,390	$67,233	$(11,748)	$1,302,892

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)

1. Business Description and Basis of Presentation
Description of Business
The accompanying consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding N.V. ("Sensata Technologies Holding") and its wholly-owned subsidiaries, collectively referred to as the “Company,” “Sensata,” “we,” “our,” or “us.”
Sensata Technologies Holding is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, the U.K., and the U.S. We organize our operations into the Sensors and Controls businesses.
In the fourth quarter of 2014, we realigned our segments as a result of organizational changes to better allocate our resources to support our ongoing business strategy. Refer to Note 18, "Segment Reporting," for further discussion of this realignment. The discussion below, relating to our Sensors and Controls businesses, reflects this realignment.
Our Sensors business is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization) and heavy on- and off-road vehicles ("HVOR"). These products help improve performance, for example, by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example, by improving the stability control of the vehicle and reducing vehicle emissions.
Our Controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, and residential markets, and sensor products used in industrial applications such as heating, ventilation, and air conditioning ("HVAC") systems. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications, and help optimize performance by using sensors which provide feedback to control systems. The Controls business also manufactures direct current ("DC") to alternating current ("AC") power inverters, which enable the operation of electronic equipment when grid power is not available.
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
We estimate the fair value of options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, expected term, expected volatility, risk-free interest rate, and expected dividend yield.
We use the closing price of our ordinary shares on the New York Stock Exchange on the date of the grant as the fair value of ordinary shares in the Black-Scholes-Merton option-pricing model.
The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, has historically been based on the “simplified” methodology originally prescribed by Staff Accounting Bulletin (“SAB”) No. 107, in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. While the widespread use of the simplified method under SAB No. 107 expired on December 31, 2007, the U.S. Securities and Exchange Commission (the "SEC") issued SAB No. 110 in December 2007, which allowed the simplified method to continue to be used in certain circumstances. These circumstances include when a company does not have sufficient historical data surrounding option exercises to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded.
We utilized the simplified method for options granted during 2013 and 2012 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the expected term. During 2014, rather than using the simplified method, we benchmarked the terms of our options granted against those of publicly-traded companies within our industry in order to estimate our expected term.
Also, because of our lack of history as a public company during 2013 and 2012, we considered the historical and implied volatilities of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options granted in those years. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility. During 2014, with additional historical data available, we considered our own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within our industry, in estimating expected volatility for options granted in 2014.
The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related option grant.
The dividend yield is based on our judgment with input from our Board of Directors.
Restricted securities are valued using the closing price of our ordinary shares on the New York Stock Exchange on the date of the grant. Certain of our restricted securities include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed forecasts and is assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved.
Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those awards expected to vest over the requisite service period. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. Compensation expense recognized for each award ultimately reflects the number of awards that actually vest.
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
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We enter into forward contracts for certain foreign currencies, including the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, and British pound sterling. The fair value of foreign currency forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk.”
We enter into forward contracts for certain commodities, including silver, gold, platinum, palladium, copper, aluminum, nickel, and zinc used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. The fair value of our commodity forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. These contracts have not been designated as accounting hedges. We recognize changes in the fair value of these contracts in the consolidated statements of operations, in accordance with ASC 815. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Commodity Risk.”

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
Trade accounts receivable: Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. Our largest customer accounted for approximately 7% of our Net revenue for the year ended December 31, 2014.
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
On October 1, 2014, we had four reporting units: Sensors, Electrical Protection, Power Management, and Interconnection. As discussed in Note 18, “Segment Reporting,” in the fourth quarter of 2014 we realigned our operating segments to move the portion of the Sensors segment that has historically served the HVAC and industrial end-markets (the industrial sensing product line) to the Controls segment. As a result, a new reporting unit, Industrial Sensing, was created subsequent to October 1, 2014.
We establish our reporting units based on the definitions and guidance provided in ASC 350, which includes an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit. Goodwill is assigned to reporting units as of the date of the related acquisition. All acquisitions in fiscal year 2014 were assigned to existing reporting units. If goodwill is assigned to more than one reporting unit, we utilize an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.
Goodwill: Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option or we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the two-step impairment test. In the first step of the goodwill impairment test, we estimate the fair value of reporting units using discounted cash flow models based on our most recent long-range plans and an estimated weighted-average cost of capital appropriate for each reporting unit, giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value of each reporting unit to its net book value, including goodwill.
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

Intangible assets: Identified definite-lived intangible assets are amortized over the useful life of the asset, using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software is amortized on a straight-line basis over its estimated useful life. Capitalized software licenses are amortized on a straight-line basis over the lesser of the term of the license, or the useful life of the software.
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
Impairment of indefinite-lived intangible assets: We perform an annual impairment review of our indefinite-lived intangible assets in the fourth quarter of each fiscal year, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect to not use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share, and other items. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets. We determine fair value by using the appropriate income approach valuation methodology.
Deferred Financing Costs and Original Issue Discounts
Expenses associated with the issuance of debt instruments are capitalized and amortized over the term of the respective financing arrangement using the effective interest method (periods ranging from 2 to 10 years). Amortization of these costs is included as a component of Interest expense in the consolidated statements of operations.
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
In accordance with ASC Topic 740, Income Taxes ("ASC 740"), penalties and interest related to unrecognized tax benefits may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to unrecognized tax benefits within our Provision for/(benefit from) income taxes line of our consolidated statements of operations.
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
The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled, considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate in countries that have a market of high-quality, fixed-income investments, we consider rates of return on these investments included in various bond indices, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds. In other countries where a market of high-quality, fixed-income investments does not exist, we estimate the discount rate using government bond yields or long-term inflation rates.
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
We have adopted use of the Retirement Plan ("RP") 2014 mortality tables with the Mortality Projection ("MP") scale as issued by the Society of Actuaries in 2014 for our U.S. defined benefit plans. The RP 2014 mortality tables represent the new standard for defined benefit mortality assumptions due to longer life expectancies. The MP projection scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational).
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
Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated economic useful lives of the improvements. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense associated with capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease, unless ownership is transferred by the end of the lease or there is a bargain purchase option, in which case the asset is amortized, normally on a straight-line basis, over the useful life that would be assigned if the asset were owned. Amortization expense associated with capital leases is included within depreciation expense.
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
Other, net
Other, net for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	For the year ended December 31,
	2014	2013	2012
Currency remeasurement gain/(loss) on debt	$771	$457	$(433)
Currency remeasurement (loss)/gain on net monetary assets	(7,683)	402	(2,036)
Loss on debt financing	(1,875)	(9,010)	(2,216)
Loss on commodity forward contracts	(9,017)	(23,218)	(436)
Gain/(loss) on foreign currency forward contracts	5,469	(3,290)	(607)
Loss on interest rate cap	—	(1,097)	—
Other	276	127	147
Total Other, net	$(12,059)	$(35,629)	$(5,581)
Recently issued accounting standards to be adopted in a future period:
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

3. Property, Plant and Equipment
PP&E as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Land	$22,405	$10,969
Buildings and improvements	190,646	152,304
Machinery and equipment	762,492	512,417
	975,543	675,690
Accumulated depreciation	(386,059)	(331,033)
Total	$589,484	$344,657
Depreciation expense for PP&E, including amortization of assets under capital leases, totaled $65.8 million, $50.9 million, and $54.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
PP&E is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment ("ASC 360"). We cease recording depreciation on assets that are classified as held for sale. When an asset meets the held for sale criteria, its carrying value is reclassified out of PP&E and into Prepaid expenses and other current assets, where it remains until either it is sold or it no longer meets the held for sale criteria. In the year that an asset meets the held for sale criteria, its carrying value as of the end of the prior year is reclassified from PP&E to Other assets. As of December 31, 2014, we did not have any PP&E held for sale.
The fair value of assets held for sale is considered to be a Level 3 fair value measurement, and is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models.
In 2013, in an effort to move to space more suited for our business needs, we decided to pursue the sale of our facility in Oyama, Japan, which was utilized in both our Sensors and Controls segments. We determined that this facility met the held for sale criteria as specified in ASC 360. No write-down was recorded upon this designation, as we determined that the fair value of the facility, less costs to sell, was greater than its then carrying value of $4.8 million. This carrying value was reclassified from PP&E to Prepaid expenses and other current assets as of December 31, 2013. In the second quarter of 2014, we completed the sale of our Oyama, facility for $5.6 million. The gain on this sale was recorded within the Cost of revenue line of our consolidated statement of operations.
In 2012, in an effort to move to space more suited for our business needs, we decided to pursue the sale of our facility in Almelo, the Netherlands, which is utilized in both our Sensors and Controls segments. We determined that this facility met the held for sale criteria as specified in ASC 360, and, accordingly, we measured the facility at the lower of its then carrying value or fair value less costs to sell, which was determined to be approximately $3.5 million as of December 31, 2012. This resulted in the recognition of a write-down of approximately $3.8 million during the three months ended December 31, 2012. This charge was recorded within the Cost of revenue line of our consolidated statements of operations. In 2014, we decided to construct a new building to replace this facility. We intend to use our existing facility in Almelo, the Netherlands until construction of the new facility is completed. Therefore, we determined that the facility did not meet all the held for sale criteria in ASC 360, and as of December 31, 2014, the carrying value of the asset was classified as PP&E.
PP&E as of December 31, 2014 and 2013 included the following assets under capital leases:

	December 31, 2014	December 31, 2013
PP&E recognized under capital leases	$39,397	$39,397
Accumulated amortization	(14,263)	(13,237)
Net PP&E recognized under capital leases	$25,134	$26,160

4. Inventories
The components of inventories as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Finished goods	$127,407	$82,350
Work-in-process	69,218	32,790
Raw materials	159,739	68,255
Total	$356,364	$183,395
As of December 31, 2014 and 2013, inventories totaling $11.1 million and $8.1 million, respectively, had been consigned to customers.
5. Goodwill and Other Intangible Assets
The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance at December 31, 2012	$1,336,981	$—	$1,336,981	$435,592	$(18,466)	$417,126	$1,772,573	$(18,466)	$1,754,107
Other acquisitions - purchase accounting adjustment	—	—	—	278	—	278	278	—	278
Other acquisitions	1,664	—	1,664	—	—	—	1,664	—	1,664
Balance at December 31, 2013	1,338,645	—	1,338,645	435,870	(18,466)	417,404	1,774,515	(18,466)	1,756,049
Wabash acquisition	18,807	—	18,807	—	—	—	18,807	—	18,807
Magnum acquisition	—	—	—	12,768	—	12,768	12,768	—	12,768
DeltaTech acquisition	99,254	—	99,254	—	—	—	99,254	—	99,254
Schrader acquisition	538,019	—	538,019	—	—	—	538,019	—	538,019
Other acquisitions - purchase accounting adjustment	(102)	—	(102)	—	—	—	(102)	—	(102)
Balance at December 31, 2014	$1,994,623	$—	$1,994,623	$448,638	$(18,466)	$430,172	$2,443,261	$(18,466)	$2,424,795
Goodwill attributed to acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above generally reflect revisions in fair value estimates of acquired tangible and intangible assets.
In the fourth quarter of 2014, we realigned our segments as a result of organizational changes to better allocate our resources to support our ongoing business strategy. Refer to Note 18, "Segment Reporting," for further discussion of this realignment. The table above has been recast to reflect this realignment.
We have evaluated our goodwill for impairment as of October 1, 2014 using the qualitative method, and have determined that it was more likely than not that the fair values of our reporting units exceeded their carrying values on that date. We have evaluated our indefinite-lived intangible assets (i.e. other than goodwill) for impairment as of October 1, 2014 using the quantitative method, and have determined that the fair values of these indefinite-lived intangible assets exceeded their carrying values on that date. Should certain assumptions change that were used in the qualitative analysis of goodwill, or in the development of the fair value of our indefinite-lived intangible assets, we may be required to recognize goodwill or intangible asset impairments.

The following table outlines the components of definite-lived intangible assets, excluding goodwill, as of December 31, 2014 and 2013:

	Weighted- Average Life (Years)	December 31, 2014				December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$541,708	$(242,506)	$(2,430)	$296,772	$373,159	$(203,320)	$(2,430)	$167,409
Customer relationships	11	1,460,088	(943,375)	(12,144)	504,569	1,098,098	(840,143)	(12,144)	245,811
Non-compete agreements	8	23,400	(23,400)	—	—	23,400	(23,400)	—	—
Tradenames	9	8,854	(4,259)	—	4,595	5,184	(3,073)	—	2,111
Capitalized software	7	49,127	(12,759)	—	36,368	28,246	(9,659)	—	18,587
Total	11	$2,083,177	$(1,226,299)	$(14,574)	$842,304	$1,528,087	$(1,079,595)	$(14,574)	$433,918
The following table outlines Amortization of intangible assets for the years ended December 31, 2014, 2013, and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
Acquisition-related definite-lived intangible assets	$143,604	$132,984	$142,983
Capitalized software	3,100	1,403	1,794
Total Amortization of intangible assets	$146,704	$134,387	$144,777
The table below presents estimated Amortization of intangible assets for the following future periods:

2015	$177,458
2016	$149,433
2017	$111,474
2018	$90,382
2019	$83,301
In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 65 years, and we have no plans to discontinue using them. We have recorded on the consolidated balance sheets $59.1 million and $9.4 million, respectively, related to these tradenames.
6. Acquisitions
The following discussion relates to our acquisitions during the year ended December 31, 2014. Refer to Note 5, "Goodwill and Other Intangible Assets," for further discussion of our consolidated Goodwill and Other intangible assets, net balances.
Schrader
On October 14, 2014, we completed the acquisition of all of the outstanding shares of August Cayman Company, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Schrader"), for an aggregate purchase price of $1,004.7 million. Schrader is a global manufacturer of sensing and valve solutions for automotive manufacturers, including tire pressure monitoring sensors ("TPMS"), and is being integrated into our Sensors segment. We acquired Schrader to add TPMS and additional low pressure sensing capabilities to our current product portfolio.
Net revenue and Income/(loss) before taxes of Schrader included in our consolidated statement of operations for the year ended December 31, 2014 were $133.3 million and $(3.6) million, respectively. The Income/(loss) before taxes does not include interest expense recorded related to the indebtedness incurred in order to finance the acquisition of Schrader, and also does not include approximately $12.5 million in transaction costs recorded in connection with this acquisition, which are included within SG&A expense in our consolidated statement of operations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$96,811
Inventories	72,153
Prepaid expenses and other current assets	17,545
Property, plant and equipment	149,646
Other intangible assets	363,000
Goodwill	538,019
Other assets	5,489
Accounts payable	(66,461)
Accrued expenses and other current liabilities	(69,504)
Deferred income tax liabilities	(95,138)
Other long term liabilities	(15,287)
Fair value of net assets acquired, excluding cash and cash equivalents	996,273
Cash and cash equivalents	8,420
Fair value of net assets acquired	$1,004,693
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $538.0 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed technologies	$100,000	10
Customer relationships	260,000	10
Computer software	3,000	3
	$363,000	10
The definite-lived intangible assets were valued using the income approach. We used the relief-from-royalty method to value completed technologies. The customer relationships were valued using the multi-period excess earnings method. These valuation methods incorporate assumptions including expected discounted future cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies, or the future earnings related to existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
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
Refer to Note 14, "Commitments and Contingencies," for discussion of pre-acquisition contingencies assumed as a result of this acquisition.

DeltaTech Controls
On August 4, 2014, we completed the acquisition of all of the outstanding shares of CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business ("DeltaTech"), from CoActive Holdings, LLC for an aggregate purchase price of $177.8 million. DeltaTech is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries, and is being integrated into our Sensors segment. We acquired DeltaTech to expand our magnetic speed and position sensing business with new and existing customers in the HVOR market.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$12,974
Property, plant and equipment	8,421
Other intangible assets	111,277
Goodwill	99,254
Other noncurrent assets	5,663
Deferred income tax liabilities	(39,424)
Other long term liabilities	(21,237)
Fair value of net assets acquired, excluding cash and cash equivalents	176,928
Cash and cash equivalents	919
Fair value of net assets acquired	$177,847
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $99.3 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Customer relationships	$82,420	8
Completed technologies	26,139	10
Tradenames	1,820	5
Computer software	898	7
	$111,277	8
The definite-lived intangible assets were valued using the income approach. We used the relief-from-royalty method to value completed technologies and tradename intangibles. The customer relationships were valued using the multi-period excess earnings method. These valuation methods incorporate assumptions including expected discounted future cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies and tradename intangibles, or the future earnings related to existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
The valuation of certain tangible assets acquired was determined using the cost approach to develop the estimated reproduction or replacement cost. The fair value of these assets is considered to be a Level 3 fair value measurement.

Magnum Energy
On May 29, 2014, we completed the acquisition of all of the outstanding shares of Magnum Energy Incorporated ("Magnum Energy" or "Magnum") for $60.6 million in cash. Magnum is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum products are used in recreational vehicles and the solar/off-grid applications market. Magnum is being integrated into our Controls segment. We acquired Magnum to complement our existing inverter business.
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
The preliminary goodwill recognized as a result of this acquisition was approximately $12.8 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. In accordance with the terms of the agreement to purchase Magnum, we have treated this acquisition as an asset purchase as allowed under U.S. tax rules, and therefore all of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed technologies	$28,810	12
Customer relationships	11,670	7
Tradename	1,850	12
	$42,330	11
The completed technologies and tradename intangibles were valued using the income approach (the multi-period excess earnings method and the relief-from-royalty method, respectively). The customer relationships were valued using the cost approach. These valuation methods incorporate assumptions including future earnings related to completed technologies, expected discounted future cash flows resulting from the future estimated after-tax royalty payments avoided as a result of owning the tradename, and the estimated cost of replacement of existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
Wabash Technologies
On January 2, 2014, we completed the acquisition of all the outstanding shares of Wabash Worldwide Holding Corp. ("Wabash Technologies" or "Wabash") from an affiliate of Sun Capital Partners, Inc. for $59.6 million in cash. Wabash develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the U.K. We acquired Wabash in order to complement our existing magnetic speed and position sensor product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the heavy vehicle and off-road end-market. Wabash is being integrated into our Sensors segment.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$8,289
Property, plant and equipment	17,210
Other intangible assets	21,500
Goodwill	18,807
Deferred income tax liabilities	(6,658)
Other long term liabilities	(867)
Fair value of net assets acquired, excluding cash and cash equivalents	58,281
Cash and cash equivalents	1,304
Fair value of net assets acquired	$59,585
The allocation of the purchase price related to this acquisition was based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The goodwill of $18.8 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
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
Aggregated Information on Business Combinations
Net revenue for DeltaTech, Magnum, and Wabash included in our consolidated statements of operations for the year ended December 31, 2014 was $148.5 million. Net income for DeltaTech, Magnum, and Wabash included in our consolidated statements of operations for the year ended December 31, 2014 was not material to our consolidated results.
Pro Forma Results
Had the DeltaTech, Magnum, and Wabash acquisitions closed at the beginning of 2013, Net revenue and Net income would not have been materially different from the amounts reported for the years ended December 31, 2014 and December 31, 2013.

The following unaudited table presents the pro forma net revenue and earnings for the following periods of the combined entity had we acquired Schrader on January 1, 2013:

	Unaudited
	December 31, 2014	December 31, 2013
Pro forma net revenue	$2,849,547	$2,436,159
Pro forma net income	$264,907	$117,885
Pro forma net income for the year ended December 31, 2013 includes nonrecurring adjustments of $3.8 million related to the amortization of the step-up adjustment to record inventory at fair value and $9.0 million and $3.8 million of transaction costs and financing costs, respectively, incurred as a result of the acquisition.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Accrued compensation and benefits	$63,066	$39,331
Foreign currency and commodity forward contracts	18,037	21,471
Accrued interest	22,587	12,634
Accrued freight, utility, and insurance	14,717	9,812
Value-added taxes	6,489	2,863
Accrued taxes	10,819	6,640
Accrued professional fees	10,301	5,577
Accrued restructuring and severance	14,046	3,373
Deferred income	15,089	663
Current portion of pension and post-retirement benefit obligations	2,360	1,717
Other accrued expenses and current liabilities	45,270	19,158
Total	$222,781	$123,239

8. Debt
Our debt as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Original Term Loan	$469,308	$474,062
Incremental Term Loan	598,500	—
6.5% Senior Notes	700,000	700,000
4.875% Senior Notes	500,000	500,000
5.625% Senior Notes	400,000	—
Revolving Credit Facility	130,000	—
Other debt	2,153	—
Less: discount	(6,312)	(2,289)
Less: current portion	(142,905)	(4,752)
Long-term debt, net of discount, less current portion	$2,650,744	$1,667,021
Capital lease and other financing obligations	$48,187	$52,193
Less: current portion	(3,074)	(3,348)
Capital lease and other financing obligations, less current portion	$45,113	$48,845
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. The transactions included the issuance and sale of $700.0 million in aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the execution of a credit agreement (the "Credit Agreement") providing for senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of a $1,100.0 million term loan (the "Original Term Loan"), which was offered at an original issue price of 99.5%, and a $250.0 million revolving credit facility (the "Revolving Credit Facility"), of which up to $235.0 million may be borrowed as Euro revolver borrowings.
In April 2013, we completed the issuance and sale of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the proceeds from the issuance and sale of these notes, together with cash on hand, to (1) repay $700.0 million of the Original Term Loan, (2) pay all accrued interest on such indebtedness, and (3) pay all fees and expenses in connection with the issuance and sale of the 4.875% Senior Notes.
In August 2014, we acquired DeltaTech for $177.8 million. Refer to Note 6, "Acquisitions," for further discussion of this acquisition. We borrowed $160.0 million on the Revolving Credit Facility to fund a portion of the purchase price of this acquisition. The remaining balance on the Revolving Credit Facility as of December 31, 2014 was $130.0 million. The weighted-average interest rate on the Revolving Credit Facility for the year ended December 31, 2014 was 2.41%.
In October 2014, we completed a series of financing transactions (the "Transactions") in order to fund the acquisition of Schrader. The Transactions included the issuance and sale of $400.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes") and the entry into the third amendment to the Credit Agreement that provides for a $600.0 million incremental term loan (the "Incremental Term Loan," and together with the Original Term Loan, the "Term Loans"), which was offered at an original issue price of 99.25%. The net proceeds from the issuance and sale of the 5.625% Senior Notes and borrowings under the Incremental Term Loan, together with cash on hand, were used to (1) fund the acquisition of Schrader, (2) permanently repay all outstanding indebtedness under Schrader's existing credit facilities, and (3) pay all related fees and expenses in connection with the Transactions and the acquisition of Schrader.
Senior Secured Credit Facilities
The Original Term Loan, issued under the Senior Secured Credit Facilities, bears interest at variable rates. At our option, the Original Term Loan may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Credit Agreement), each with a different determination of interest rates. We currently maintain the Original Term Loan as a Eurodollar Rate loan, which includes a LIBOR index rate (subject to a floor of 75 basis points) plus a spread of 250 basis points. The interest rate on the Original Term Loan was 3.25% at December 31, 2014 and 2013. The Revolving Credit Facility bears interest at variable rates, which includes a LIBOR index rate plus 2.500%, 2.375%, or 2.250%, depending on the achievement of certain senior secured net leverage ratios.
We have amended the Credit Agreement on four occasions since its initial execution. The terms presented herein reflect the changes as a result of these various amendments.
In December 2012, we amended the Credit Agreement (the "First Amendment") to reduce the interest rate spread with respect to the Original Term Loan by 0.25%, to 1.75% and 2.75% for Base Rate loans and Eurodollar Rate loans, respectively. No changes were made to the terms of the Revolving Credit Facility.
In December 2013, we amended the Credit Agreement (the "Second Amendment") to (1) expand the Original Term Loan by $100.0 million, (2) reduce the interest rate spread with respect to the Original Term Loan by 0.25%, to 1.50% and 2.50% for Base Rate loans and Eurodollar Rate loans, respectively, (3) reduce the interest rate floor with respect to term loans that are Eurodollar Rate loans from 1.00% to 0.75%, (4) extend the maturity date of the Original Term Loan from May 12, 2018 to May 12, 2019, and (5) modify two negative covenants under the Credit Agreement, specifically (i) the amount of investments that may be made by Loan Parties (as defined in the Credit Agreement) in Restricted Subsidiaries that are not Loan Parties was increased from $100.0 million to $300.0 million, and (ii) Loan Parties and their Restricted Subsidiaries may make an additional $150.0 million of restricted payments so long as no default or event of default has occurred and is continuing or would result therefrom. Under the terms of the Second Amendment, the principal amount of the Original Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the loan balance at the time of the Second Amendment, with the balance payable at maturity. No changes were made to the terms of the Revolving Credit Facility.
In October 2014, we amended the Credit Agreement (the "Third Amendment") to provide for the Incremental Term Loan. The principal amount of the Incremental Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount, with the balance due at maturity. At our option, the Incremental Term Loan may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Third Amendment), each with a different determination of interest rates. As of December 31, 2014, we maintain the Incremental Term Loan as a Eurodollar Rate loan, which accrues interest at a rate that is indexed to LIBOR, subject to a floor of 0.75% and a spread of 2.75%. Under the terms of the Third Amendment, we are required to pay a fee of 1.0% of the aggregate principal amount of the portion of the Incremental Term Loan prepaid or converted in connection with any repricing transaction occurring before April 14, 2015. The interest rate on the Incremental Term Loan at December 31, 2014 was 3.50%.
In November 2014, we amended the Credit Agreement (the "Fourth Amendment") to revise the calculation used to determine the commitment fee on the Revolving Credit Facility to be equal to the Applicable Rate (as defined in the Credit Agreement) times the unused portion of the Revolving Credit Facility. Prior to the Fourth Amendment, the commitment fee was calculated as the Applicable Rate times the total amount available to be borrowed under the Revolving Credit Facility, regardless of the portion used.
Pursuant to the Fourth Amendment, we are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 25 to 50 basis points.
Revolving loans may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the Term Loans, once repaid, may be re-borrowed.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S., the Netherlands, Mexico, Japan, Belgium, Bulgaria, Malaysia, and Bermuda, Luxembourg, Brazil, France, and the U.K. (collectively, the "Guarantors"). The collateral for such borrowings under the Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, Sensata Technologies Finance Company, LLC, and the Guarantors.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). The Credit Agreement requires that the proceeds of such mandatory prepayments be applied first to the tranche of term loans with the earliest maturity. These provisions were not triggered during the year ended December 31, 2014.
As of December 31, 2014, there was $113.7 million of availability under the Revolving Credit Facility, (net of $6.3 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2014, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2015.

6.5% Senior Notes
The 6.5% Senior Notes were issued under an indenture dated May 12, 2011 (the "6.5% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 6.5% Senior Notes were offered at par. The 6.5% Senior Notes bear interest at a rate of 6.5% per annum, and interest is payable semi-annually in cash on May 15 and November 15 of each year. Our obligations under the 6.5% Senior Notes are guaranteed by all of STBV's existing and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities, including a newly formed U.K. subsidiary. The 6.5% Senior Notes and the related guarantees are unsecured senior obligations of STBV and the Guarantors.
Additional securities may be issued under the 6.5% Senior Notes Indenture in one or more series from time to time, subject to certain limitations. At any time prior to May 15, 2015, we may redeem some or all of the 6.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of such 6.5% Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption, plus the Applicable Premium (also known as the "make-whole premium") set forth in the 6.5% Senior Notes Indenture.
On or after May 15, 2015, we may redeem some or all of the 6.5% Senior Notes at the redemption prices listed below, plus accrued interest:

Beginning May 15	Percentage
2015	103.25%
2016	101.63%
2017 and thereafter	100.00%
If certain changes in the law of any relevant taxing jurisdiction become effective that would require us or any Guarantor to pay additional amounts in respect of the 6.5% Senior Notes, we may redeem the 6.5% Senior Notes, in whole but not in part, at a redemption price equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, and additional amounts, if any, then due or that will become due on the date of redemption.
If STBV experiences certain change of control events, holders of the 6.5% Senior Notes may require us to repurchase all or part of the 6.5% Senior Notes at 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
4.875% Senior Notes
The 4.875% Senior Notes were issued under an indenture dated April 17, 2013 (the "4.875% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 4.875% Senior Notes were offered at par. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year, with the first payment made on October 15, 2013. Our obligations under the 4.875% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities, including a newly formed U.K. subsidiary. The 4.875% Senior Notes and the guarantees are senior unsecured obligations of STBV and the Guarantors and rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors, including the 6.5% Senior Notes.
At any time, we may redeem the 4.875% Senior Notes, in whole or in part, at a price equal to 100.0% of the principal amount of the 4.875% Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption, plus the Applicable Premium (also known as the "make-whole premium") set forth in the 4.875% Senior Notes Indenture. In addition, if STBV experiences certain change of control events, holders of the 4.875% Senior Notes may require us to repurchase all or part of the 4.875% Senior Notes at 101.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. If certain changes in the tax law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments of the 4.875% Senior Notes or the guarantees, we may redeem the 4.875% Senior Notes in whole, but not in part, at any time, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption.
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
5.625% Senior Notes
The 5.625% Senior Notes were issued under an indenture dated October 14, 2014 (the "5.625% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 5.625% Senior Notes were offered at par. Interest on the 5.625% Senior Notes is payable semi-annually on May 1 and November 1 of each year, with the first payment to be made on May 1, 2015. Our obligations under the 5.625% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee STBV's obligations under the Senior Secured Credit Facilities, including a newly formed U.K. subsidiary, which became the direct parent of August Cayman Company, Inc. immediately following the consummation of the acquisition of Schrader. The 5.625% Senior Notes and the guarantees are senior unsecured obligations of STBV and the Guarantors and rank equally in right of payment to all existing and future senior indebtedness of STBV or the Guarantors, including the Senior Secured Credit Facilities, the 6.5% Senior Notes, and the 4.875% Senior Notes.
At any time, we may redeem the 5.625% Senior Notes, in whole or in part, at a price equal to 100.0% of the principal amount of the 5.625% Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption, plus the Applicable Premium (also known as the "make-whole premium") set forth in the 5.625% Senior Notes Indenture. In addition, if STBV experiences certain change of control events, holders of the 5.625% Senior Notes may require STBV to repurchase all or part of the 5.625% Senior Notes at 101.0% of the principal amount on the date of purchase, plus accrued and unpaid interest, if any, to the repurchase date. Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STBV may, at its option, redeem the 5.625% Senior Notes, in whole but not in part, at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, plus all Additional Amounts (as defined in the 5.625% Senior Notes Indenture), if any, then due, and which will become due on the date of redemption.
The 5.625% Senior Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) that include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 5.625% Senior Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency, and when the guarantees of significant subsidiaries cease to be in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 5.625% Senior Notes may declare the principal of, and accrued but unpaid interest on, all of the 5.625% Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the 5.625% Senior Notes Indenture.
Restrictions
As of December 31, 2014, for purposes of the 6.5% Senior Notes, the 4.875% Senior Notes, the 5.625% Senior Notes (collectively, the "Senior Notes"), and the Term Loans, all of the subsidiaries of STBV were "Restricted Subsidiaries." Under certain circumstances, STBV will be permitted to designate subsidiaries as "Unrestricted Subsidiaries." As per the terms of the 6.5% Senior Notes Indenture, the 4.875% Senior Notes Indenture, and the 5.625% Senior Notes Indenture (collectively, the "Senior Notes Indentures"), and the Credit Agreement, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Credit Agreement and will not guarantee any of the Senior Notes.
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
The Credit Agreement also contains non-financial covenants that limit our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments (including acquisitions), merge, consolidate, dissolve or liquidate, sell assets, enter into affiliate transactions, change our business, change our accounting policies, make capital expenditures, amend the terms of our subordinated debt and our organizational documents, pay dividends and make other restricted payments, and enter into certain burdensome contractual obligations. These covenants are subject to important exceptions and qualifications set forth in the Credit Agreement.
The Senior Notes Indentures contain restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV's subsidiaries'

ability to make payments to STBV; pay dividends and make other distributions in respect of STBV's and its Restricted Subsidiaries' capital stock; redeem or repurchase STBV's capital stock, our capital stock, or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indentures. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time. As of December 31, 2014, the Senior Notes were not rated investment grade by either rating agency.
The Guarantors under the Credit Agreement and the Senior Notes Indentures are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law.
STBV, however, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us, under the Credit Agreement and the Senior Notes Indentures. Specifically, the Credit Agreement prohibits STBV from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable operating expenses, legal and accounting fees and expenses, and overhead of such parent companies incurred in the ordinary course of business in the aggregate not to exceed $10.0 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to the ownership of STBV and its Restricted Subsidiaries; (ii) franchise taxes, certain advisory fees, and customary compensation of officers and employees of such parent companies to the extent such compensation is attributable to the ownership or operations of STBV and its Restricted Subsidiaries; (iii) repurchase, retirement, or other acquisition of equity interest of the parent from certain present, future, and former employees, directors, managers, consultants of the parent companies, STBV, or its subsidiaries in an aggregate amount not to exceed $15.0 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan, and the amount of certain key-man life insurance proceeds; (iv) so long as no default or event of default exists and the senior secured net leverage ratio is less than 2.0:1.0 calculated on a pro forma basis, dividends and other distributions in an aggregate amount not to exceed $100.0 million, plus certain amounts, including the retained portion of excess cash flow; (v) dividends and other distributions in an aggregate amount not to exceed $40.0 million in any calendar year (subject to increase upon the achievement of certain ratios); and (vi) so long as no default or event of default exists, dividends and other distributions in an aggregate amount not to exceed $150.0 million.
The Senior Notes Indentures generally provide that STBV can pay dividends and make other distributions to its parent companies upon the achievement of certain conditions and in an amount as determined in accordance with the Senior Notes Indentures.
The net assets of STBV subject to these restrictions totaled $1,249.1 million at December 31, 2014.
Accounting for Debt Transactions
In connection with our debt financing transactions in the fourth quarter of 2014, we incurred $17.7 million of financing costs, of which $1.9 million was recorded in Other, net, $1.9 million was recorded in Interest expense, and $13.9 million was recorded as deferred financing costs.
In connection with the issuance and sale of the 4.875% Senior Notes in April 2013, and the related repayment of $700.0 million of the Original Term Loan, in the year ended December 31, 2013, we recorded a $7.1 million loss to Other, net, which is composed of the write-off of unamortized deferred financing costs and original issue discount of $4.4 million and transaction costs of $2.7 million. For holders of the Original Term Loan who did not invest in the 4.875% Senior Notes, we wrote-off a pro rata portion of the related unamortized deferred financing costs and original issue discount. For holders of the Original Term Loan who were also investors in the 4.875% Senior Notes, we applied the provisions of ASC 470-50. Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. Borrowings associated with holders of the 4.875% Senior Notes that were not also holders of the Original Term Loan were accounted for as new issuances, as we did not have a previous financing relationship with these creditors. As such, we capitalized $3.9 million (i.e. a pro rata portion) of third party costs, primarily associated with issuances to these creditors, as deferred financing costs.
In connection with the Second Amendment, we recorded a $1.9 million loss to Other, net, which is composed primarily of transaction costs, in the three months ended December 31, 2013.

In connection with the First Amendment, we recorded a loss in Other, net of $2.2 million, including the write-off of debt issuance costs and original issue discount of $0.2 million, in the three months ended December 31, 2012.
We applied the provisions of ASC 470-50 in accounting for the transactions described above.
Leases
We operate in leased facilities with initial terms ranging up to 20 years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance, and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $7.5 million, $6.5 million, and $6.1 million, respectively.
In 2011, we recorded a capital lease obligation for a new facility in Baoying, China. The obligation recorded as of December 31, 2014 and 2013 was $7.1 million and $8.5 million, respectively.
We have recorded a capital lease, which matures in 2025, for a facility in Attleboro, Massachusetts. As of December 31, 2014 and 2013, the capital lease obligation outstanding for this facility was $24.7 million and $25.9 million, respectively.
Other Financing Obligations
In 2013, we entered into an agreement with one of our suppliers, Measurement Specialties, Inc., under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019. As of December 31, 2014 and 2013, we had recognized a liability of $7.6 million and $8.3 million, respectively, within Capital lease and other financing obligations related to this agreement.
In 2008, our Malaysian operating subsidiary entered into a series of agreements to sell and leaseback the land, building, and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at RM41.0 million (or $12.6 million based on the closing date exchange rate), was accounted for as a financing transaction. Accordingly, the land, building, and equipment remains on the consolidated balance sheets, and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2014 and 2013, the outstanding liability recorded was $8.4 million and $9.0 million, respectively.
Debt Maturities
The final maturity of the Revolving Credit Facility is on May 12, 2016. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Original Term Loan is May 12, 2019. The final maturity of the Incremental Term Loan is October 14, 2021. The Term Loans must be repaid in full on or prior to their respective maturity dates. The 6.5% Senior Notes, the 4.875% Senior Notes, and the 5.625% Senior Notes mature on May 15, 2019, October 15, 2023, and November 1, 2024, respectively.
Remaining mandatory principal repayments of long-term debt, excluding capital lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2015 through 2019 and thereafter are as follows:

For the year ended December 31,	Aggregate Maturities
2015	$142,905
2016	10,753
2017	10,753
2018	10,753
2019	1,156,299
Thereafter	1,468,498
Total long-term debt principal payments	$2,799,961
Compliance with Financial and Non-Financial Covenants
As of, and for the year ended, December 31, 2014, we were in compliance with all of the covenants and default provisions associated with our indebtedness.

9. Income Taxes
Effective April 27, 2006 (inception), and concurrent with the completion of the acquisition of the Sensors and Controls business ("S&C") of Texas Instruments Incorporated ("TI") (the "2006 Acquisition"), we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our U.S. subsidiaries executed a separation and distribution agreement that divided our U.S. Sensors and Controls businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the United States. Our remaining subsidiaries will file income tax returns in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Belgium, Bulgaria, South Korea, Malaysia, the U.K., France, and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated company, and the realignment of the functions performed and risks assumed by the various subsidiaries, are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.
Since our inception, we have incurred tax losses in the U.S., resulting in allowable tax net operating loss carryforwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary, and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC 740 to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we have established a full valuation allowance on the deferred tax assets in jurisdictions in which it is more likely than not that such assets will not be utilized in the foreseeable future.
Income before taxes for the years ended December 31, 2014, 2013, and 2012 was as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2014	$(92,632)	$346,058	$253,426
2013	$(80,426)	$314,363	$233,937
2012	$(100,156)	$272,821	$172,665
Provision for/(benefit from) income taxes for the years ended December 31, 2014, 2013, and 2012 was as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2014:
Current	$—	$28,438	$395	$28,833
Deferred	(51,564)	(6,280)	(1,312)	(59,156)
Total	$(51,564)	$22,158	$(917)	$(30,323)
2013:
Current	$—	$19,826	$275	$20,101
Deferred	11,857	13,919	(65)	25,711
Total	$11,857	$33,745	$210	$45,812
2012:
Current	$—	$21,500	$295	$21,795
Deferred	16,039	(42,754)	104	(26,611)
Total	$16,039	$(21,254)	$399	$(4,816)

Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2014, 2013, and 2012 were as follows:

	For the year ended December 31,
	2014	2013	2012
Tax computed at statutory rate of 35%	$88,700	$81,878	$60,433
Foreign tax rate differential	(70,090)	(66,835)	(31,352)
Unrealized foreign exchange (gains) and losses, net	(15,195)	(4,029)	(10,649)
Change in tax law or rates	(12,017)	(4,402)	(402)
Withholding taxes not creditable	4,940	16,101	3,247
Losses not tax benefited	40,200	25,192	49,761
Release of valuation allowances	(71,111)	—	(82,553)
U.S. state taxes, net of U.S. federal benefit	432	114	293
Reserve for tax exposure	308	(13,674)	4,483
Other	3,510	11,467	1,923
	$(30,323)	$45,812	$(4,816)
During the year ended December 31, 2014, we released a portion of our U.S. valuation allowance and recognized $71.1 million of benefit from income taxes in connection with the Wabash, DeltaTech, and Schrader acquisitions, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.
In December 2013, Mexico enacted a comprehensive tax reform package, which was effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit, which reduced deferred income tax expense by $4.7 million for fiscal year 2013.
In the fourth quarter of 2012, we determined, based on available facts, that it was more likely than not that our Netherlands net operating losses would be utilized in the foreseeable future. Therefore, we released the Netherlands' deferred tax asset valuation allowance. A net benefit of approximately $66.0 million is reflected in our 2012 deferred tax provision.

The primary components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Inventories and related reserves	$9,781	$2,358
Accrued expenses	36,613	26,176
Property, plant and equipment	15,685	10,972
Intangible assets	48,747	84,080
Net operating loss, interest expense, and other carryforwards	401,803	332,730
Pension liability and other	10,106	3,531
Share-based compensation	11,633	11,765
Other	8,596	598
Total deferred tax assets	542,964	472,210
Valuation allowance	(394,838)	(379,003)
Net deferred tax asset	148,126	93,207
Deferred tax liabilities:
Property, plant and equipment	(31,208)	(9,668)
Intangible assets and goodwill	(411,320)	(289,804)
Unrealized exchange gain	(12,959)	—
Tax on undistributed earnings of subsidiaries	(31,210)	(39,834)
Other	(5,546)	(7,496)
Total deferred tax liabilities	(492,243)	(346,802)
Net deferred tax liability	$(344,117)	$(253,595)
Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2014 will be allocated to income tax benefit recognized in the consolidated statements of operations.
A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses and in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference, which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $15.8 million, and for the year ended December 31, 2013 was an increase of $36.7 million.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or holidays in their respective jurisdictions. Our subsidiary in Changzhou, China, is eligible for a five-year tax holiday that began in 2008. Starting in 2013, our subsidiary in Changzhou, China was eligible for a reduced tax rate of 15%. The impact of the tax holidays and exemptions on our effective rate is included in the Foreign tax rate differential line in the reconciliation of the statutory rate to effective rate.
Withholding taxes may apply to intercompany interest, royalty, management fees, and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient's ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.
As of December 31, 2014, we have U.S. federal net operating loss carryforwards of $571.8 million. Our U.S. federal net operating loss and interest carryforwards include $225.2 million related to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2034 and state net operating loss carryforwards will expire from 2014 to 2034. It is more likely than not that these net operating losses will not be utilized in the foreseeable future. We also have non-U.S. net operating loss carryforwards of $94.6 million, which will begin to expire in 2015. Additionally, we have tax credits in the Netherlands related to branch profits totaling $5.5 million that have an unlimited life.
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
A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$15,796
Increases related to prior year tax positions	8,191
Increases related to current year tax positions	2,574
Decreases related to lapse of applicable statute of limitations	(1,447)
Decreases related to settlements with tax authorities	(3,341)
Balance at December 31, 2012	21,773
Increases related to prior year tax positions	456
Increases related to current year tax positions	9,694
Decreases related to lapse of applicable statute of limitations	(905)
Decreases related to settlements with tax authorities	(8,774)
Balance at December 31, 2013	22,244
Increases related to prior year tax positions	7,540
Increases related to current year tax positions	4,204
Decreases related to lapse of applicable statute of limitations	(3,025)
Decreases related to settlements with tax authorities	(8,189)
Balance at December 31, 2014	$22,774
We have accrued potential interest and penalties relating to unrecognized tax benefits. For the year ended December 31, 2014, we recognized interest and penalties of $(1.2) million and $0.5 million, respectively, in the consolidated statements of operations, and as of December 31, 2014, we recognized interest and penalties of $1.8 million and $1.0 million, respectively, in the consolidated balance sheets. For the year ended December 31, 2013, we recognized interest and penalties of $(4.4) million and $(4.7) million, respectively, in the consolidated statements of operations, and as of December 31, 2013, we recognized interest and penalties of $1.8 million and $0.1 million, respectively, in the consolidated balance sheets. For the year ended December 31, 2012, we recognized interest and penalties of $1.5 million and $0.7 million, respectively, in the consolidated statements of operations, and as of December 31, 2012, we recognized interest and penalties of $6.1 million and $4.8 million, respectively, in the consolidated balance sheets.
The liability for unrecognized tax benefits generally relates to the allocation of taxable income to the various jurisdictions where we are subject to tax. At December 31, 2014, we anticipate that the liability for unrecognized tax benefits could decrease by up to $0.1 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2014 and 2013 that will impact our effective tax rate are $20.9 million and $20.1 million, respectively.
Our major tax jurisdictions include the Netherlands, United States, Japan, Mexico, China, South Korea, Belgium, Bulgaria, and Malaysia. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2008 through 2014.
We have various indemnification provisions in place with TI, Honeywell, William Blair, CoActive Holdings, LLC, and Tomkins Limited. These provisions provide for the reimbursement by TI, Honeywell, William Blair, CoActive Holdings, LLC, and Tomkins Limited of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses including S&C, First Technology Automotive, Airpax, DeltaTech, and Schrader, respectively.

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
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. We do not expect to contribute to the qualified defined benefit pension plan during 2015.
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
The aggregate expense related to the defined contribution plans for U.S. employees was $3.2 million, $2.8 million, and $2.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service, and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. For the year ended December 31, 2014, we did not, and do not expect to, receive any amount of Medicare Part D Federal subsidy. Our projected benefit obligation as of December 31, 2014 and 2013 did not include an assumption for a Federal subsidy. U.S. retiree healthcare benefit plan obligations for employees that retired prior to the 2006 Acquisition have been assumed by TI.

In the fourth quarter of 2013, we amended the retiree healthcare benefit plan to eliminate supplemental medical coverage offered to Medicare eligible retirees, effective January 1, 2014. As a result of the amendment, we recognized a gain of $7.2 million that was recorded in Accumulated other comprehensive loss in the fourth quarter of 2013, which will be amortized as a component of net periodic benefit cost over a period of approximately 5 years from the date of recognition, which represents the remaining average service period to the full eligibility dates of the active plan participants.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We expect to contribute approximately $2.0 million to non-U.S. defined benefit plans during 2015.
Impact on Financial Statements
The following table outlines the net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
	2014			2013			2012
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$—	$107	$2,480	$—	$252	$2,274	$81	$262	$2,989
Interest cost	1,792	329	1,185	1,441	589	1,156	1,936	654	1,155
Expected return on plan assets	(2,450)	—	(865)	(2,509)	—	(908)	(3,655)	—	(1,000)
Amortization of net loss	262	482	179	954	491	399	52	317	480
Amortization of prior service cost	—	(1,335)	—	—	—	10	—	—	12
Loss on settlement	—	—	51	779	—	18	613	—	384
Net periodic benefit cost	$(396)	$(417)	$3,030	$665	$1,332	$2,949	$(973)	$1,233	$4,020

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014			2013
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$56,999	$10,576	$40,106	$64,179	$18,094	$44,576
Service cost	—	107	2,480	—	252	2,274
Interest cost	1,792	329	1,185	1,441	589	1,156
Plan participants’ contributions	—	—	192	—	—	158
Plan amendment	—	—	(698)	—	(7,195)	(168)
Actuarial loss/(gain)	1,236	(735)	9,450	(3,142)	(626)	(1,069)
Settlements	—	—	(175)	(5,231)	—	(191)
Benefits paid	(1,560)	(304)	(1,794)	(248)	(538)	(947)
Acquisitions (1)	—	—	15,743	—	—	—
Foreign currency exchange rate changes	—	—	(6,812)	—	—	(5,683)
Ending balance	$58,467	$9,973	$59,677	$56,999	$10,576	$40,106
Change in Plan Assets
Beginning balance	$55,933	$—	$35,729	$53,950	$—	$38,222
Actual return on plan assets	3,543	—	4,376	1,413	—	1,774
Employer contributions	241	304	2,040	6,049	538	2,686
Plan participants’ contributions	—	—	192	—	—	158
Settlements	—	—	(175)	(5,231)	—	(191)
Benefits paid	(1,560)	(304)	(1,794)	(248)	(538)	(947)
Foreign currency exchange rate changes	—	—	(4,716)	—	—	(5,973)
Ending balance	$58,157	$—	$35,652	$55,933	$—	$35,729
Funded status at end of year	$(310)	$(9,973)	$(24,025)	$(1,066)	$(10,576)	$(4,377)
Accumulated benefit obligation at end of year	$58,467	NA	$50,959	$56,999	NA	$32,748
(1) Relates to unfunded defined benefit plans assumed as part of the acquisitions of Wabash, DeltaTech, and Schrader.
The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$3,311	$—	$540	$2,625	$—	$2,581
Current liabilities	(496)	(910)	(954)	(473)	(815)	(429)
Noncurrent liabilities	(3,125)	(9,063)	(23,611)	(3,218)	(9,761)	(6,529)
	$(310)	$(9,973)	$(24,025)	$(1,066)	$(10,576)	$(4,377)

Balances recognized within Accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs, net of tax, as of December 31, 2014, 2013, and 2012 are as follows:

	2014			2013			2012
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service cost	$—	$(3,182)	$(594)	$—	$(4,517)	$(4)	$—	$—	$141
Net loss	$17,194	$3,697	$12,212	$17,312	$4,914	$7,790	$19,661	$5,615	$9,194
We expect to amortize a gain of $(0.2) million from accumulated other comprehensive loss to net periodic benefit costs during 2015.
Information for plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2014 and 2013 is as follows:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$3,622	$31,908	$3,691	$12,042
Accumulated benefit obligation	$3,622	$27,299	$3,691	$9,099
Plan assets	$—	$7,215	$—	$5,084
Information for plans with a projected benefit obligation in excess of plan assets as of December 31, 2014 and 2013 is as follows:

	December 31, 2014		December 31, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$13,595	$31,908	$14,267	$12,042
Plan assets	$—	$7,215	$—	$5,084
Other changes in plan assets and benefit obligations, net of tax, recognized in Other comprehensive (income)/loss for the years ended December 31, 2014, 2013, and 2012 are as follows:

	For the year ended December 31,
	2014			2013			2012
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net (gain)/loss	$143	$(735)	$4,640	$(1,284)	$(393)	$(1,072)	$11,159	$3,984	$1,096
Amortization of net loss	(262)	(482)	(167)	(576)	(308)	(314)	(52)	(317)	(350)
Amortization of prior service cost	—	1,335	2	—	—	(6)	—	—	(8)
Plan amendment	—	—	(592)	—	(4,517)	(139)	—	—	—
Settlement loss	—	—	(51)	(489)	—	(18)	(613)	—	(385)
Total recognized in other comprehensive (income)/loss	$(119)	$118	$3,832	$(2,349)	$(5,218)	$(1,549)	$10,494	$3,667	$353

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	2.90%	2.90%	3.50%	3.40%
Non-U.S. assumed discount rate	1.99%	NA	2.73%	NA
Non-U.S. average long-term pay progression	3.05%	NA	3.23%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2014, 2013, and 2012 are as follows:

	For the year ended December 31,
	2014			2013			2012
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	3.50%	3.40%		2.50%	3.40%		4.00%	4.30%
Non-U.S. assumed discount rate	2.66%	NA		2.85%	NA		2.85%	NA
U.S. average long-term rate of return on plan assets	4.75%	—	(1)	4.75%	—	(1)	7.00%	—	(1)
Non-U.S. average long-term rate of return on plan assets	2.17%	NA		2.61%	NA		2.79%	NA
U.S. average long-term pay progression	—%	—	(2)	—%	—	(2)	4.00%	—	(2)
Non-U.S. average long-term pay progression	3.13%	NA		3.21%	NA		3.18%	NA
 __________________

(1)	Long-term rate of return on plan assets is not applicable to our U.S. retiree healthcare benefit plan as we do not hold assets for this plan.

(2)	Rate of compensation increase is not applicable to our U.S. retiree healthcare benefit plan as compensation levels do not impact earned benefits.
Assumed healthcare cost trend rates for the U.S. retiree healthcare benefit plan as of December 31, 2014, 2013, and 2012 are as follows:

	Retiree Healthcare
	December 31, 2014	December 31, 2013	December 31, 2012
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.60%	7.60%	7.90%
Attributed to age 65 or greater	7.00%	7.00%	7.20%
Ultimate trend rate	4.50%	4.50%	4.50%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2029	2029	2029
Attributed to age 65 or greater	2029	2029	2029

Assumed healthcare trend rates could have a significant effect on the amounts reported for retiree healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2014 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligations	$46	$(58)
The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	Non-U.S. Defined Benefit

2015	$5,939	$910	$1,526
2016	6,113	1,118	1,942
2017	6,081	1,192	2,132
2018	5,746	1,237	2,228
2019	5,203	1,239	2,842
2020- 2024	18,255	4,239	15,402
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
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2014:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2014
U.S. large cap equity	6%	7%
U.S. small / mid cap equity	4%	4%
International (non-U.S.) equity	6%	5%
Fixed income (U.S. investment grade)	82%	82%
High-yield fixed income	1%	1%
International (non-U.S.) fixed income	1%	1%
The portfolio is monitored for automatic rebalancing on a monthly basis.

The following table presents information about the plan assets measured at fair value as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2014				December 31, 2013
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$3,869	$—	$—	$3,869	$5,155	$—	$—	$5,155
U.S. small / mid cap equity	2,204	—	—	2,204	1,766	—	—	1,766
International (non-U.S.) equity	3,273	—	—	3,273	3,432	—	—	3,432
Total equity mutual funds	9,346	—	—	9,346	10,353	—	—	10,353
Fixed income (U.S. investment grade)	47,441	—	—	47,441	44,185	—	—	44,185
High-yield fixed income	836	—	—	836	841	—	—	841
International (non-U.S.) fixed income	534	—	—	534	554	—	—	554
Total fixed income mutual funds	48,811	—	—	48,811	45,580	—	—	45,580
Total	$58,157	$—	$—	$58,157	$55,933	$—	$—	$55,933
Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, and cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investment in individual securities, derivatives, long-duration fixed income, and cash and cash equivalents is permitted, the plan did not hold these types of investments as of December 31, 2014 or 2013.
Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange, and natural resources (such as timber, oil, and gas).
Japan Plan Assets
The target asset allocation of the Japan defined benefit plan is 50% equity securities and 50% fixed income securities and cash and cash equivalents, with allowance for a 20% deviation in either direction. We, along with the trustee of the plan's assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2014:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2014
Equity securities	30%-70%	50%
Fixed income securities and cash and cash equivalents	30%-70%	50%

The following table presents information about the plan assets measured at fair value as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2014				December 31, 2013
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$3,365	$—	$—	$3,365	$3,673	$—	$—	$3,673
International (non-U.S.) equity	9,471	1,494	—	10,965	8,793	3,296	—	12,089
Total equity securities	12,836	1,494	—	14,330	12,466	3,296	—	15,762
U.S. fixed income	1,265	2,574	—	3,839	1,278	2,220	—	3,498
International (non-U.S.) fixed income	9,753	286	—	10,039	10,205	890	—	11,095
Total fixed income securities	11,018	2,860	—	13,878	11,483	3,110	—	14,593
Cash and cash equivalents	230	—	—	230	291	—	—	291
Total	$24,084	$4,354	$—	$28,438	$24,240	$6,406	$—	$30,646
The fair value of equity securities and bonds are based on publicly-quoted final stock and bond values on the last business day of the year.
Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with certain credit ratings, and cash and cash equivalents.
The Netherlands Plan Assets
The assets of the Netherlands defined benefit plans are composed of insurance policies. The contributions (or premiums) we pay are used to purchase insurance policies that provide for specific benefit payments to our plan participants. The benefit formula is determined independently by us. On retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant. The contributions paid by us are commingled with contributions paid to the insurance provider by other employers for investment purposes and to reduce costs of plan administration. The Netherlands' defined benefit plans are not multi-employer plans.
The following tables present information about the plans’ assets measured at fair value as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2014				December 31, 2013
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$6,544	$6,544	$—	$—	$4,463	$4,463
Total	$—	$—	$6,544	$6,544	$—	$—	$4,463	$4,463

The following table outlines the rollforward of the Netherlands plan Level 3 assets for the years ended December 31, 2014 and 2013:

Fair value measurement using significant unobservable inputs (Level 3)
Balance at December 31, 2012	$5,973
Actual return on plan assets still held at reporting date	(2,647)
Purchases, sales, settlements, and exchange rate changes	1,137
Balance at December 31, 2013	4,463
Actual return on plan assets still held at reporting date	2,159
Purchases, sales, settlements, and exchange rate changes	(78)
Balance at December 31, 2014	$6,544
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
Belgium Plan Assets
The assets of the Belgium defined benefit plan are composed of insurance policies. As of December 31, 2014 and 2013 the fair value of these plan assets was $0.7 million and $0.6 million, respectively, and are considered to be Level 3 financial instruments.
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
We have implemented management compensation plans to align compensation for certain key executives with our performance. The objective of the plans is to promote our long-term growth and profitability, along with that of our subsidiaries, by providing those persons who are involved in our successes with an opportunity to acquire an ownership interest in us. The following plans established prior to our IPO are still in effect and are: (i) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (the “2006 Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan; and (ii) the First Amended and Restated 2006 Management Securities Purchase Plan (the “Restricted Stock Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.
On May 22, 2013, our shareholders approved an amendment to the 2010 Equity Incentive Plan to increase the number of ordinary shares authorized for issuance under the 2010 Equity Incentive Plan by 5.0 million ordinary shares to a total of 10.0 million ordinary shares. A summary of the ordinary shares authorized and available under each of our outstanding equity plans as of December 31, 2014 is presented below:

	Shares Authorized	Shares Available
2010 Equity Incentive Plan	10,000	5,984
2010 Stock Purchase Plan	500	470
We have no intention to issue shares from either the 2006 Stock Option Plan or the Restricted Stock Plan in the future.

Options
A summary of stock option activity for the years ended December 31, 2014, 2013, and 2012 is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options
Balance at December 31, 2011	8,025	$12.05	5.8	$121,095
Granted	1,301	32.09
Forfeited	(502)	29.79
Exercised	(1,948)	8.34		44,943
Balance at December 31, 2012	6,876	15.60	5.6	118,660
Granted	887	32.97
Forfeited and expired	(147)	26.29
Exercised	(2,474)	8.39		68,291
Balance at December 31, 2013	5,142	21.75	7.8	87,506
Granted	767	43.61
Forfeited and expired	(231)	35.60
Exercised	(1,589)	15.42		47,372
Balance at December 31, 2014	4,089	27.53	6.3	101,705
Options vested and exercisable as of December 31, 2014	2,575	21.33	5.0	80,018
Vested and expected to vest as of December 31, 2014(1)	4,000	27.29	6.2	100,463
  __________________

(1)
Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our unvested options as of December 31, 2014 and of the changes during the year then ended is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2013	1,713	$10.38
Granted during the year	767	$14.33
Vested during the year	(749)	$9.94
Forfeited during the year	(217)	$11.68
Unvested as of December 31, 2014	1,514	$12.41
The fair value of stock options that vested during the years ended December 31, 2014, 2013, and 2012 was $7.4 million, $6.7 million, and $11.0 million respectively.
Options granted in 2009 and prior vest ratably over a period of 5 years. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and options vest immediately upon a change-in-control transaction under which (i) the investor group disposes of or sells more than 50% of the total voting power or economic interest in us to no or more independent third parties and (ii) disposes of or sells all or substantially all of our assets. Beginning in 2010, options granted to employees under the 2010 Equity Incentive Plan vest 25% per year over four years from the date of grant and do not include the same change-in-control provisions as options granted in 2009. Options granted to directors under the 2010 Equity Incentive Plan vest after one year.

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
The weighted-average grant-date fair value per option granted during the years ended December 31, 2014, 2013, and 2012 was $14.33, $10.37, and $10.72, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. See Note 2, "Significant Accounting Policies," for further discussion of how we estimate the fair value of options. The weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	30.00%	30.00%
Risk-free interest rate	2.00%	1.10%	1.88%
Expected term (years)	5.9	6.1	6.3
Fair value per share of underlying ordinary shares	$43.61	$32.97	$32.09
We granted 96, 120, and 116 options to our directors under the 2010 Equity Incentive Plan in 2014, 2013, and 2012, respectively. These options vest after one year and are not subject to performance conditions. The weighted-average grant date fair value per option was $13.99, $10.25, and $9.31, respectively.
Restricted Securities
We grant restricted securities that include performance conditions. The performance based restricted securities generally cliff vest three years after the grant date. The number of securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of securities granted. We also grant non-performance based restricted securities that cliff vest over various lengths of time ranging from 3 to 4 years, and others that vest 25% per year over four years. See Note 2, "Significant Accounting Policies," for discussion of how we estimate the fair value of restricted securities.
A summary of performance based restricted securities granted in the past three years is presented below:

Year ended December 31,	Performance Restricted Securities Granted	Weighted-Average Grant-Date Fair Value
2012	192	$32.11
2013	122	$32.70
2014	110	$43.48
As of December 31, 2014, the performance conditions for securities granted in 2012 were deemed not probable of occurring. Therefore, no cumulative compensation expense has been recorded for these awards over the period since their grant.
As of December 31, 2014, we considered it probable that the performance conditions associated with the securities granted in 2013 and 2014 will be met.
In addition, in 2014, 2013, and 2012 we granted 155, 124, and 147 restricted securities, respectively, for which there is no performance condition, to certain of our employees under the 2010 Equity Incentive Plan. The weighted-average grant date fair value of these securities was $44.52, $32.87, and $27.58, respectively.

A summary of the unvested restricted securities (both service and performance based) activity for 2014, 2013, and 2012 is presented in the table below (amounts have been calculated based on unrounded shares):

	Restricted Securities	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2011	390	$23.47
Granted	339	30.15
Forfeited	(131)	30.33
Vested	(110)	17.72
Balance at December 31, 2012	489	27.64
Granted	246	32.79
Forfeited	(41)	26.43
Vested	(64)	18.32
Balance at December 31, 2013	629	30.84
Granted	265	44.09
Forfeited	(172)	34.87
Vested	(65)	21.32
Balance at December 31, 2014	656	$36.06
Aggregate intrinsic value information for restricted securities as of December 31, 2014, 2013, and 2012 is presented below:

	December 31, 2014	December 31, 2013	December 31, 2012
Outstanding	$34,404	$24,390	$15,868
Expected to vest	$26,982	$14,670	$9,172
The expected to vest restricted securities are calculated by considering our assessment of the probability of meeting the required performance conditions and/or by applying a forfeiture rate assumption to the balance of the unvested restricted securities.
The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2014, 2013, and 2012 are as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Outstanding	1.5	1.5	1.9
Expected to vest	1.7	2.0	2.3
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards:

	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Options	$7,685	$6,790	$11,777
Restricted securities	5,300	2,177	2,937
Total share-based compensation expense	$12,985	$8,967	$14,714
This compensation expense is recorded within SG&A expense in the consolidated statements of operations during the identified periods, with the exception of the amount recognized related to the amendment of the share-based compensation awards of our former Chief Executive Officer, as discussed below. We did not recognize a tax benefit associated with these expenses and capitalized an additional $0.1 million as an asset in the year ended December 31, 2014.

During the year ended December 31, 2012, in connection with the retirement of our former Chief Executive Officer, we entered into an amendment of outstanding equity awards. Pursuant to the amendment, our former Chief Executive Officer's outstanding equity awards were amended as follows: (i) all of his outstanding unvested stock options fully vested in December 2012; (ii) all outstanding stock options that vested as of December 31, 2012 will remain exercisable until ten years from the date of original grant, subject to certain exceptions set forth in the amendment; (iii) unvested restricted stock that was subject only to time-based vesting fully vested in December 2012; and (iv) the condition in his restricted stock grant and award agreements that he remain employed until a specified date was waived and all outstanding restricted stock subject to performance-based vesting will remain subject to the performance vesting conditions set forth in the applicable grant and award agreement. As a result of the modification, we recorded a non-cash charge of $6.4 million, which was classified within the Restructuring and special charges line of our consolidated statement of operations for the year ended December 31, 2012.
The table below presents unrecognized compensation expense at December 31, 2014 for each class of award, and the remaining expected term for this expense to be recognized:

	Unrecognized compensation expense	Expected recognition (years)
Options	$13,055	2.5
Restricted securities	12,417	1.9
Total unrecognized compensation expense	$25,472
12. Shareholders’ Equity
On March 16, 2010, we completed an IPO of our ordinary shares. Subsequent to our IPO, we have completed various secondary public offerings of our ordinary shares. Our former principal shareholder, Sensata Investment Company S.C.A. ("SCA"), and certain members of management participated in the secondary offerings. The share capital of SCA is owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management. As of December 31, 2014, SCA no longer owned any of our outstanding ordinary shares.
The following table summarizes the details of our IPO and secondary offerings:

	Date of Completion	Ordinary shares sold by us	Ordinary shares sold by our existing shareholders and employees	Offering price per share	Net proceeds received (1)
IPO	March 16, 2010	26,316	5,284	$18.00	$436,053
Over-allotment (2)	April 14, 2010	—	4,740	$18.00	$2,515
Secondary public offering (2)	November 17, 2010	—	23,000	$24.10	$3,696
Secondary public offering	February 24, 2011	—	20,000	$33.15	$2,137
Over-allotment (2)	March 2, 2011	—	3,000	$33.15	$261
Secondary public offering	December 17, 2012	—	10,000	$29.95	$2,384
Secondary public offering	February 19, 2013	—	15,000	$33.20	$—
Secondary public offering	May 28, 2013	—	12,500	$35.95	$—
Secondary public offering	December 6, 2013	—	15,500	$38.25	$—
Secondary public offering	May 27, 2014	—	11,500	$42.42	$—
Secondary public offering	September 10, 2014	—	15,051	$47.30	$—
(1) The proceeds received by us, which include proceeds received from the exercise of stock options, are net of underwriters' discounts and commissions and offering expenses.
(2) Represents or includes shares exercised by the underwriters' option to purchase additional shares from the selling shareholders.
Our authorized share capital consists of 400.0 million ordinary shares with a nominal value of €0.01 per share, of which 178.4 million ordinary shares were issued and 169.3 million were outstanding as of December 31, 2014. This excludes 0.7 million unvested restricted securities. We also have authorized 400.0 million preference shares with a nominal value of €0.01 per share, none of which are issued or outstanding. See Note 11, "Share-Based Payment Plans," for awards available for grant under our outstanding equity plans.

Treasury Shares
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Refer to the Capital Resources section of Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," included elsewhere in this Annual Report on Form 10-K for further discussion of the terms of this program. During 2014, 2013, and 2012 we repurchased 4.3 million, 8.6 million, and 0.5 million ordinary shares, respectively, for an aggregate purchase price of approximately $181.8 million, $305.1 million, and $15.2 million, respectively, at an average price of $42.22, $35.55, and $29.75 per ordinary share, respectively. Of the ordinary shares repurchased in 2014 and 2013, 4.0 million and 4.5 million, respectively, were repurchased from SCA in private, non-underwritten transactions, concurrent with the closing of the May 2014 and December 2013 secondary offerings, respectively, at $42.42 and $38.25 per ordinary share, respectively, which, in each case, was equal to the price paid by the underwriters.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the FIFO method. During 2014, 2013, and 2012 we issued 1.6 million, 2.5 million, and 0.1 million ordinary shares held in treasury, respectively, as part of our share-based compensation programs and employee stock purchase plan. In connection with our treasury share reissuances, in 2014, 2013, and 2012, we recognized losses of $28.7 million, $59.5 million, and $2.7 million, that were recorded in Retained earnings/(accumulated deficit).
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Net Unrealized (Loss)/Gain on Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(3,127)	$(20,097)	$(23,224)
Pre-tax current period change	(3,151)	(14,330)	(17,481)
Income tax benefit/(expense)	1,483	(184)	1,299
Balance at December 31, 2012	(4,795)	(34,611)	(39,406)
Pre-tax current period change	(3,756)	14,621	10,865
Income tax benefit/(expense)	939	(5,505)	(4,566)
Balance at December 31, 2013	(7,612)	(25,495)	(33,107)
Pre-tax current period change	34,521	(4,667)	29,854
Income tax (expense)/benefit	(9,331)	836	(8,495)
Balance at December 31, 2014	$17,578	$(29,326)	$(11,748)
The details of the components of Other comprehensive income/(loss), net of tax, for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Change in Accumulated Other Comprehensive Loss	Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Change in Accumulated Other Comprehensive Loss
Other comprehensive income/(loss) before reclassifications	$25,014	$(3,456)	$21,558	$(4,767)	7,405	$2,638
Amounts reclassified from Accumulated other comprehensive loss	176	(375)	(199)	1,950	1,711	3,661
Net current period other comprehensive income/(loss)	$25,190	$(3,831)	$21,359	$(2,817)	$9,116	$6,299

The details about the amounts reclassified from Accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss
Component	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line in Consolidated Statements of Operations
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$972	$1,063	Interest expense (1)
Interest rate caps	—	1,097	Other, net (1)
Foreign currency forward contracts	334	2,206	Net revenue (1)
Foreign currency forward contracts	(1,070)	(1,766)	Cost of revenue (1)
	236	2,600	Total before tax
	(60)	(650)	Benefit from income taxes
	$176	$1,950	Net of tax

Defined benefit and retiree healthcare plans	$(361)	$2,651	Various (2)
	(14)	(940)	Benefit from income taxes
	$(375)	$1,711	Net of tax

(1)	See Note 16, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

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

13. Related Party Transactions
Effective September 10, 2014, SCA sold its remaining shares in the Company, and was no longer a related party as of that date. The transactions below represent transactions that occurred prior to that date.
The table below presents related party transactions recognized during the identified periods.

	Administrative Services Agreement	Legal Services
Charges recognized in SG&A expense
2014	$—	$260
2013	$(281)	$1,022
2012	$177	$835

Payments made related to charges recognized in SG&A expense
2014	$—	$512
2013	$—	$1,256
2012	$385	$1,030

Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory, and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement were recorded in SG&A expense. On May 10, 2013, the Administrative Services Agreement was terminated upon a mutual agreement between us and SCA. As of December 31, 2014 and 2013, we did not record any amounts due to SCA under this agreement.
Financing and Secondary Transactions
During the time SCA was one of our shareholders, we utilized one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the year ended December 31, 2013, we recorded $0.4 million for legal services provided by this shareholder in connection with our refinancing transactions, of which $0.3 million was paid during the year ended December 31, 2013 and $0.1 million was paid during the year ended December 31, 2014. These amounts are not reflected in the table above. During the year ended December 31, 2014, we did not record any expense related to these legal services.
As of December 31, 2014 and 2013, we had an amount due to this shareholder of $0.3 million and $0.7 million, respectively, related to secondary offerings and other matters.
Cross License Agreement
In connection with the 2006 Acquisition, we entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties grant each other a license to use certain technology used in connection with the other party’s business.
Share Repurchase
We repurchased 4.0 million ordinary shares from SCA concurrent with the closing of the May 2014 secondary offering. The share repurchase was effected in a private, non-underwritten transaction at a price per ordinary share of $42.42, which was equal to the price paid by the underwriters.
We repurchased 4.5 million ordinary shares from SCA concurrent with the closing of the December 2013 secondary offering. The share repurchase was effected in a private, non-underwritten transaction at a price per ordinary share of $38.25, which was equal to the price paid by the underwriters.
14. Commitments and Contingencies
Future minimum payments for capital leases, other financing obligations, and non-cancelable operating leases in effect as of December 31, 2014 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2015	$4,548	$2,239	$9,783	$16,570
2016	4,540	2,239	8,289	15,068
2017	4,419	2,739	6,762	13,920
2018	4,455	10,474	5,141	20,070
2019	4,491	2,000	2,862	9,353
2020 and thereafter	29,068	—	8,878	37,946
Net minimum rentals	51,521	19,691	41,715	112,927
Less: interest portion	(19,375)	(3,650)	—	(23,025)
Present value of future minimum rentals	$32,146	$16,041	$41,715	$89,902

Non-cancelable purchase agreements exist with various suppliers, primarily for services such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2014, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2015	$32,335
2016	11,955
2017	6,654
2018	2,990
2019	960
2020 and thereafter	48
Total	$54,942
Off-Balance Sheet Commitments
We execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions, such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. Performance under these indemnifications would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, we have experienced only minimal and infrequent losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued.
Indemnifications Provided As Part of Contracts and Agreements
We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters.
Sponsors: Upon the closing of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we agreed to indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.
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
Initial Purchasers of Senior Notes: Pursuant to the terms of the purchase agreements entered into in connection with our private placement senior note offerings, we are obligated to indemnify the initial purchasers of the Senior Notes against certain liabilities caused by any untrue statement or alleged untrue statement of a material fact in various documents relied upon by such initial purchasers, or to contribute to payments the initial purchasers may be required to make in respect thereof. The purchase agreements do not provide a limit to the maximum future payments, if any, under these indemnifications.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, San Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2014 or 2013.
Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of one of our U.S. operating subsidiaries, Sensata Technologies, Inc., acquired through our acquisition of First Technology Automotive, is party to a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an environmental agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. In 2013, CDI subdivided and sold a portion of the property subject to the post-closure license, including a manufacturing building, but retained the portion of the property that contains the closed hazardous waste surface impoundment, for which it and GTE continue to be subject to the obligations of the post closure license. The buyer of the facility is also now subject to certain restrictions of the post-closure license. CDI has agreed to complete an ecological risk assessment on sediments in an unnamed stream crossing the sold and retained land and to indemnify the buyer for certain remediation costs associated with sediments in the unnamed stream. We do not expect the remaining cost associated with addressing the soil and groundwater contamination, or our obligations relating to the indemnification of the buyer of the facility, to be material.
Legal Proceedings and Claims
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, generally resulting in additional loss provisions. A best estimate amount may be changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
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

As of December 31, 2014, we are a defendant in seven lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.2 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through September 30, 2014. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, STBV and Sensata Technologies Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electromechanical control products. The plaintiffs are alleging €4.2 million in damages. We have denied liability in this matter. We filed our most recent answer to the lawsuit in November 2012. On February 14, 2014 the court appointed an independent technical expert and set a calendar for the process, to include a meeting of the expert with both parties on March 3, 2014 and a series of milestones for production of a report. The expert has submitted its final report to the court. The court reviewed this report at a hearing held in November 2014. On December 4, 2014, the court issued an order finding Sensata 30% to 40% responsible, and has set a hearing date of March 5, 2015 at which it will appoint an independent accounting expert to review the cost data and subsequently issue a report. We believe that a loss is probable. As of December 31, 2014, we have recorded an accrual of $0.3 million, which represents the low end of the estimated range of loss.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, another customer alleged similar defects. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to one of the customers in the amount of $0.7 million. We continue to work with these customers towards a final resolution of these matters and consider a loss to be probable. As of December 31, 2014, we have recorded an accrual of $0.9 million, representing our best estimate of the potential loss.
U.S. Automaker: A U.S. automaker has alleged non-safety related defects in certain of our sensor products installed in its vehicles from 2009 through 2011. In January 2015, the customer informed us that future repairs will involve up to 150,000 vehicles over an estimated ten year period, and that they will seek reimbursement of these costs (or a portion thereof). The estimated future costs are undetermined at this time. We are contesting the customer's allegations and do not believe a loss is probable. Accordingly, as of December 31, 2014, we have not recorded an accrual for this claim.
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
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. Yukwang filed an appeal of that decision on October 14, 2014, and that appeal will be heard by the Seoul High Court (an intermediate appellate court), a process that could take between six and twelve months. The Seoul High Court has set a first hearing on the appeal for March 10, 2015. Additionally, the KIPT proceeding, which has been dormant, has a hearing scheduled for February 12, 2015. We continue to vigorously defend ourselves against these actions.
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
We are responding to these various actions by Yukwang. We do not believe that a loss is probable, and as of December 31, 2014, we have not recorded an accrual for these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the Tax Department of the State of São Paulo, Brazil (the “São Paulo Tax Department”), which is claiming underpayment of state taxes. The total amount claimed is approximately $25.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of December 31, 2014, we have not recorded an accrual for this matter.
Bridgestone: On May 2, 2013, Bridgestone Americas Tire Operations, LLC (“Bridgestone”) filed a lawsuit, Bridgestone Americas Tire Operations, LLC v. Schrader-Bridgestone International, Inc., Case No. 1:13-cv-00763, in the U.S. District Court for the District of Delaware, alleging that Schrader-Bridgeport International, Inc. d/b/a Schrader International, Inc., Schrader Electronics Ltd., and Schrader Electronics, Inc. (collectively, “Schrader Electronics”) infringed on certain of its patents (U.S. Patent Numbers 5,562,787, 6,630,885, and 7,161,476) concerning original equipment and original equipment replacement TPMS. Bridgestone is seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patents, or from inducing others to infringe any claim of the asserted patents; judgment for money damages, interest, costs, and other damages; and the award of a compulsory ongoing licensing fee. This case is in discovery, with a claim construction hearing having been held in December 2014, close of expert discovery scheduled for March 25, 2015, and a trial scheduled for June 1, 2015. Bridgestone has also filed a patent infringement lawsuit in Germany, Bridgestone Americas Tire Operations LLC v. Schrader International Inc., District Court Munich I, alleging that Schrader Electronics’ TPMS products sold in Germany are infringing on one of its German counterparts’ patents (the German part of European Patent Office patent No. 1309460 B1). On July 12, 2014, the German court rendered a judgment in favor of Bridgestone on the issue of infringement. We are filing an appeal of this decision. We have also filed a nullity action in the German patent court seeking a finding of invalidity of the patent. A hearing on that matter is expected in 2015. Bridgestone is asserting damages related to these various matters in excess of $45.0 million. We do not believe that a loss is probable, and as of December 31, 2014, we have not recorded an accrual for these matters.
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
Matters Resolved During 2014
Romans vs. Ford: We were a defendant in one case related to this system and switch that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involved claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, the plaintiff filed suit against TI and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. On March 18, 2013, the court granted our motion for dismissal, with the case continuing against Ford. The plaintiff subsequently filed an appeal of the decision dismissing Sensata. On April 22, 2013, the court issued a stay of the proceedings until the appeal was completed. On November 18, 2013, the Court of Appeals, 12th Appellate District of Ohio, Madison County (Case No. CA2013-04-012), issued an opinion affirming the summary judgment dismissal granted in our favor. On December 31, 2013, the plaintiff filed notice of appeal in the Supreme Court of Ohio. On March 28, 2014, we were informed that the Ohio Supreme Court had rejected the plaintiff’s request, leaving the appellate court decision in place. We have been dismissed from the litigation in accordance with the trial court's previous ruling.
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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$31,785	$—	$31,785	$—	$1,863	$—	$1,863
Commodity forward contracts	—	114	—	114	—	151	—	151
Total	$—	$31,899	$—	$31,899	$—	$2,014	$—	$2,014
Liabilities
Foreign currency forward contracts	$—	$9,656	$—	$9,656	$—	$11,875	$—	$ 11,875
Commodity forward contracts	—	11,975	—	11,975	—	13,229	—	13,229
Total	$—	$21,631	$—	$21,631	$—	$25,104	$—	$ 25,104
See Note 2, "Significant Accounting Policies," under the caption "Financial Instruments," for discussion of how we estimate the fair value of our financial instruments. See Note 16, "Derivative Instruments and Hedging Activities," for specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of December 31, 2014 and 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2014, we evaluated our goodwill for impairment using the qualitative method. Refer to Critical Accounting Policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K for further discussion of this process. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date.
As of October 1, 2014, we evaluated our indefinite-lived intangible assets for impairment (using the quantitative method) and determined that the fair values of our indefinite-lived intangible assets exceeded their carrying values on that date.
As of December 31, 2014, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
When determining fair value using the quantitative method, goodwill and indefinite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit’s short- and long-term revenue growth rates, operating margins, and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models. See Note 3, "Property, Plant and Equipment," for details of fair value measurements of assets held for sale.
Refer to Note 6, "Acquisitions," for discussion of fair value measurements related to acquisitions that occurred during the year ended December 31, 2014.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Original Term Loan	$469,308	$—	$466,966	$—	$474,062	$—	$475,016	$—
Incremental Term Loan	$598,500	$—	$595,534	$—	$—	$—	$—	$—
6.5% Senior Notes	$700,000	$—	$730,660	$—	$700,000	$—	$752,500	$—
4.875% Senior Notes	$500,000	$—	$495,650	$—	$500,000	$—	$472,500	$—
5.625% Senior Notes	$400,000	$—	$415,000	$—	$—	$—	$—	$—
Revolving Credit Facility	$130,000	$—	$128,250	$—	$—	$—	$—	$—
Other debt	$2,153	$—	$2,153	$—	$—	$—	$—	$—
(1) The carrying value is presented excluding discount.
The fair values of the Term Loans and the Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis. The fair value of the Revolving Credit Facility is calculated as the present value of the difference between the contractual spread on the loan and the estimated replacement credit spread using the current outstanding balance on the loan projected to the loan maturity.
Cash and cash equivalents, trade receivables, and trade payables are carried at their cost, which approximates fair value because of their short-term nature.
16. Derivative Instruments and Hedging Activities
As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We do not currently utilize fair value hedges or hedges of the foreign currency exposure of a net investment in a foreign operation.
Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in the consolidated statements of operations. Specific information about the valuations of derivatives is described in Note 2, "Significant Accounting Policies," and classification of derivatives in the fair value hierarchy is described in Note 15, “Fair Value Measures.”

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
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of December 31, 2014, we had posted no cash collateral, compared to $0.4 million of cash collateral posted as of December 31, 2013.
Hedges of Interest Rate Risk
On August 12, 2014, our interest rate cap, a portion of which was designated as a cash flow hedge of floating interest payments on the Original Term Loan, matured. As a result, as of December 31, 2014, we have no outstanding interest rate derivatives.
Our objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the years ended December 31, 2014, 2013, and 2012, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
For the year ended December 31, 2014, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness. For the years ended December 31, 2013 and 2012, the ineffective portion of the changes in the fair value of these derivatives recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive loss related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of December 31, 2014, no amount remained in Accumulated other comprehensive loss.
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
For each of the years ended December 31, 2014, 2013, and 2012, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of December 31, 2014, we estimate that $22.1 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending December 31, 2015.

As of December 31, 2014, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted Average Strike Rate	Hedge Designation
287.8 EUR	Various from October 2013 to December 2014	Various from February 2015 to November 2016	Euro to U.S. Dollar Exchange Rate	1.31 USD	Designated
58.1 EUR	Various from October 2013 to December 2014	January 30, 2015	Euro to U.S. Dollar Exchange Rate	1.25 USD	Non-designated
87.0 CNY	December 23, 2014	January 30, 2015	U.S. Dollar to Chinese Renminbi Exchange Rate	6.18 CNY	Non-designated
264.0 JPY	December 23, 2014	January 30, 2015	U.S. Dollar to Japanese Yen Exchange Rate	120.54 JPY	Non-designated
51,750.0 KRW	Various from March 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Korean Won Exchange Rate	1,063.28 KRW	Designated
37,800.0 KRW	Various from March 2014 to December 2014	January 30, 2015	U.S. Dollar to Korean Won Exchange Rate	1,105.21 KRW	Non-designated
85.7 MYR	Various from January 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.36 MYR	Designated
26.7 MYR	Various from January 2014 to December 2014	January 30, 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.47 MYR	Non-designated
1,222.2 MXN	Various from January 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Mexican Peso Exchange Rate	13.97 MXN	Designated
101.6 MXN	Various from January 2014 to December 2014	January 30, 2015	U.S. Dollar to Mexican Peso Exchange Rate	13.95 MXN	Non-designated
42.4 GBP	Various from October 2014 to December 2014	Various from February 2015 to November 2016	Pound Sterling to U.S. Dollar Exchange Rate	1.58 USD	Designated
5.3 GBP	Various from October 2014 to December 2014	January 30, 2015	Pound Sterling to U.S. Dollar Exchange Rate	1.56 USD	Non-designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, nickel, and zinc, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the criteria to be afforded hedge accounting treatment.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of December 31, 2014:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	2,095,639 troy oz.	January 2015 - December 2016	$19.07
Gold	15,272 troy oz.	January 2015 - December 2016	$1,295.09
Nickel	648,798 pounds	January 2015 - November 2016	$7.20
Aluminum	5,989,386 pounds	January 2015 - November 2016	$0.92
Copper	9,780,235 pounds	January 2015 - November 2016	$3.09
Platinum	8,323 troy oz.	January 2015 - November 2016	$1,385.74
Palladium	1,293 troy oz.	January 2015 - November 2016	$772.86
Zinc	1,755,012 pounds	January 2015 - October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives

		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$24,097	$1,566	Accrued expenses and other current liabilities	$6,332	$9,868
Foreign currency forward contracts	Other assets	5,163	—	Other long term liabilities	2,210	500
Total		$29,260	$1,566		$8,542	$10,368
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$107	$80	Accrued expenses and other current liabilities	$10,591	$10,096
Commodity forward contracts	Other assets	7	71	Other long term liabilities	1,384	3,133
Foreign currency forward contracts	Prepaid expenses and other current assets	2,525	297	Accrued expenses and other current liabilities	1,114	1,507
Total		$2,639	$448		$13,089	$14,736

The following tables present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2014 and 2013:

Derivatives designated as hedging instruments under ASC 815	Amount of Net (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	2014	2013		2014	2013
Interest rate caps	$—	$(6)	Interest expense	$(972)	$(1,063)
Interest rate caps (1)	$—	$—	Other, net	$—	$(1,097)
Foreign currency forward contracts	$42,936	$(7,491)	Net revenue	$(334)	$(2,206)
Foreign currency forward contracts	$(8,651)	$1,141	Cost of revenue	$1,070	$1,766

(1)
As discussed in Note 8, “Debt,” in April 2013 we completed the issuance and sale of the 4.875% Senior Notes. The proceeds from this issuance and sale, along with cash on hand, were used to, among other things, repay $700.0 million of the Original Term Loan. As a result of this repayment, it was probable that a portion of the hedged forecasted transactions associated with our interest rate caps would not occur. Accordingly, we reclassified $1.1 million from Accumulated other comprehensive loss to Other, net, in the year ended December 31, 2013.

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) Recognized in Income on Derivatives		Location of Gain/(Loss) Recognized in Income on Derivatives
	2014	2013
Commodity forward contracts	$(9,017)	$(23,218)	Other, net
Foreign currency forward contracts	$5,469	$(3,290)	Other, net
Credit risk related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2014, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $22.3 million. As of December 31, 2014, we had posted no cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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
Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. As a result of the damage to our facility, equipment, and inventory caused by the fire and subsequent fire-fighting activities, we incurred a net loss of $1.3 million during the year ended December 31, 2012, which included $1.8 million of insurance proceeds. This net loss was recognized in the Restructuring and special charges line of our consolidated statements of operations. We also incurred other costs related to the fire during the years ended December 31, 2013 and 2012, which were primarily recognized in Cost of revenue. During the year ended December 31, 2013, we recognized $10.0 million of insurance proceeds related to this fire, of which $0.8 million was recognized in the Restructuring and special charges line of our consolidated statements of operations, and the remainder in Cost of revenue. During the year ended December 31, 2014, we recognized $7.3 million of insurance proceeds related to this fire, which were partially offset by certain charges and expenses incurred during the second quarter of 2014 related to the completed transformation of our South Korean operations. The insurance proceeds received during the year ended December 31, 2014, and the offsetting charges and expenses incurred, were recognized in the Cost of revenue line of our consolidated statements of operations. As discussed in Note 14, "Commitments and Contingencies," we classify insurance proceeds in our consolidated statements of operations in a manner consistent with the related losses.
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
Summary of Restructuring Programs and Special Charges
The following tables present costs/(gains) recorded within the consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the years ended December 31, 2014, 2013, and 2012:

	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2014
Restructuring and special charges	$(198)	$—	$22,091	$—	$21,893
Cost of revenue	—	—	—	(4,072)	(4,072)
Total	$(198)	$—	$22,091	$(4,072)	$17,821
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2013
Restructuring and special charges	$5,332	$451	$957	$(1,220)	$5,520
Other, net	(49)	—	20	—	(29)
Cost of revenue	1,304	—	—	(8,030)	(6,726)
Total	$6,587	$451	$977	$(9,250)	$(1,235)
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2012
Restructuring and special charges	$23,984	$3,120	$61	$12,987	$40,152
Other, net	4,821	1	7	—	4,829
Cost of revenue	1,519	—	3,778	1,910	7,207
Total	$30,324	$3,121	$3,846	$14,897	$52,188

The "other" charges recognized during the years ended December 31, 2014, 2013, and 2012 include severance charges related to the termination of a limited number of employees located in various business centers and facilities throughout the world. These charges were accounted for as part of an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"). The "other" charges recognized during the year ended December 31, 2012 also include a non-cash charge of $3.8 million for a write-down related to classifying our Almelo facility as held for sale.
The "other" charges recognized during the year ended December 31, 2014 also include $16.2 million in severance charges recorded in connection with businesses acquired in 2014, in order to integrate these businesses with ours. The majority of these charges were accounted for as part of an ongoing benefit arrangement in accordance with ASC 712. The following table outlines the changes to the restructuring liability associated with all of our "other" actions:

Severance
Balance at December 31, 2013	$119
Charges	22,091
Payments	(2,296)
Balance at December 31, 2014	$19,914
The table below outlines the current and long-term components of our restructuring liabilities recognized in the consolidated balance sheets as of December 31, 2014 and 2013. The balance as of December 31, 2014 includes $0.5 million related to the 2011 Plan.

	December 31, 2014	December 31, 2013
Current liabilities	$14,046	$3,242
Long-term liabilities	6,350	—
	$20,396	$3,242
18. Segment Reporting
Prior to the fourth quarter of 2014, our two reportable segments, Sensors and Controls, were organized based on product families included in each segment (sensor products in the Sensors segment and control products in the Controls segment). In the fourth quarter of 2014, we realigned our segments as a result of organizational changes that better allocate our resources to support our ongoing business strategy. The portion of the Sensors segment that has historically served the HVAC and industrial end-markets (the industrial sensing product line) was moved to the Controls segment because the Controls segment is active in the end-markets that this product line serves, and has available resources and capacity to drive content growth in existing channels and systems. We have recast our reportable segments for each of the periods presented to reflect this change.
The realigned reportable segments are consistent with how management views the markets served by us and reflect the financial information that is reviewed by our chief operating decision maker. Our operating segments, Sensors and Controls, which each comprise one of our reportable segments, are businesses that we manage as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our two reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies."
The Sensors segment is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning and ride stabilization), and heavy on- and off-road vehicles. These products help improve operating performance, for example, by making an automobile’s heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example, by improving the stability control of the vehicle and reducing vehicle emissions.
Our Sensors segment uses a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, zinc, and nickel, as well as magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets, which could materially impact our business.
The Controls segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, and residential markets, and sensors used in industrial products such as HVAC systems. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air conditioning systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications. The Controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.
The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2014, 2013, and 2012 (recast to reflect our realigned segments):

	For the year ended December 31,
	2014	2013	2012
Net revenue:
Sensors	$1,755,857	$1,358,238	$1,316,904
Controls	653,946	622,494	597,006
Total net revenue	$2,409,803	$1,980,732	$1,913,910
Segment operating income (as defined above):
Sensors	$475,943	$401,595	$362,833
Controls	202,115	195,822	189,368
Total segment operating income	678,058	597,417	552,201
Corporate and other	(137,872)	(94,029)	(89,804)
Amortization of intangible assets	(146,704)	(134,387)	(144,777)
Restructuring and special charges	(21,893)	(5,520)	(40,152)
Profit from operations	371,589	363,481	277,468
Interest expense	(107,210)	(95,101)	(100,037)
Interest income	1,106	1,186	815
Other, net	(12,059)	(35,629)	(5,581)
Income before income taxes	$253,426	$233,937	$172,665
No customer exceeded 10% of our Net revenue in any of the periods presented.

The following table presents Net revenue by product categories for the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
	2014	2013	2012
Net revenue:
Pressure sensors	$1,186,913	$943,763	$863,369
Pressure switches	99,489	87,846	93,261
Temperature sensors	152,662	137,016	123,730
Speed and position sensors	194,076	153,537	164,777
Force sensors	20,653	49,579	81,871
Bimetal electromechanical controls	359,610	355,089	349,337
Thermal and magnetic-hydraulic circuit breakers	117,816	113,228	118,699
Power inverters	35,160	19,994	20,387
Interconnection	69,332	72,206	50,317
Other	174,092	48,474	48,162
	$2,409,803	$1,980,732	$1,913,910
The following table presents depreciation and amortization expense for the reported segments for the years ended December 31, 2014, 2013 and 2012 (recast to reflect our realigned segments):

	For the year ended December 31,
	2014	2013	2012
Total depreciation and amortization
Sensors	$40,092	$37,967	$34,451
Controls	9,582	8,313	9,494
Corporate and other(1)	162,834	138,996	155,520
Total	$212,508	$185,276	$199,465
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

The following table presents total assets for the reported segments as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Total assets
Sensors	$1,157,628	$567,566
Controls	304,522	258,176
Corporate and other(1)	3,654,459	2,673,082
Total	$5,116,609	$3,498,824
 __________________

(1)
Included within Corporate and other as of December 31, 2014 and 2013 is $2,424.8 million and $1,756.0 million, respectively, of Goodwill, $910.8 million and $502.4 million, respectively, of Other intangible assets, net, $36.3 million and $33.2 million, respectively, of PP&E, and $0.0 million and $8.3 million, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2014, 2013, and 2012 (recast to reflect our realigned segments):

	For the year ended December 31,
	2014	2013	2012
Total capital expenditures
Sensors	$95,534	$38,358	$36,108
Controls	13,832	20,738	8,427
Corporate and other	34,845	23,688	10,251
Total	$144,211	$82,784	$54,786
Geographic Area Information
In the geographic area data below, Net revenue is aggregated based on an internal methodology that considers both the location of our subsidiaries and the primary location of each subsidiary's customers. PP&E is aggregated based on the location of our subsidiaries.
The following tables present Net revenue by geographic area and by significant country for the years ended December 31, 2014, 2013, and 2012:

	Net Revenue
	For the year ended December 31,
	2014	2013	2012
Americas	$961,024	$739,847	$710,899
Asia	742,263	656,070	657,756
Europe	706,516	584,815	545,255
	$2,409,803	$1,980,732	$1,913,910

	Net Revenue
	For the year ended December 31,
	2014	2013	2012
United States	$913,958	$704,493	$679,942
The Netherlands	496,376	449,054	421,412
China	341,864	285,118	248,627
Korea	181,588	166,457	173,061
Japan	150,018	155,277	235,594
All Other	325,999	220,333	155,274
	$2,409,803	$1,980,732	$1,913,910

The following tables present long-lived assets, exclusive of Goodwill and Other intangible assets, net, by geographic area and by significant country as of December 31, 2014 and 2013:

	Long-Lived Assets
	December 31, 2014	December 31, 2013
Americas	$220,761	$106,114
Asia	222,129	201,807
Europe	146,594	36,736
Total	$589,484	$344,657

	Long-Lived Assets
	December 31, 2014	December 31, 2013
United States	$114,333	$52,738
China	170,857	151,942
Mexico	97,190	52,479
United Kingdom	67,751	—
Bulgaria	43,196	31,460
Malaysia	41,766	40,033
The Netherlands	6,310	3,410
All Other	48,081	12,595
	$589,484	$344,657

19. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2014, 2013, and 2012, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Basic weighted-average ordinary shares outstanding	170,113	176,091	177,473
Dilutive effect of stock options	1,929	2,774	3,993
Dilutive effect of unvested restricted securities	175	159	157
Diluted weighted-average ordinary shares outstanding	172,217	179,024	181,623
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

	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Anti-dilutive shares excluded	737	1,700	1,512
Contingently issuable shares excluded	386	411	361

20. Unaudited Quarterly Data
A summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 is as follows:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
For the year ended December 31, 2014
Net revenue	$705,261	$577,095	$575,853	$551,594
Gross profit	$235,512	$205,155	$207,407	$194,395
Net income	$69,520	$81,963	$63,893	$68,373
Basic net income per share	$0.41	$0.49	$0.37	$0.40
Diluted net income per share	$0.41	$0.48	$0.37	$0.39

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
For the year ended December 31, 2013
Net revenue	$505,015	$498,886	$506,418	$470,413
Gross profit	$189,208	$189,825	$183,719	$161,731
Net income	$67,067	$66,022	$20,371	$34,665
Basic net income per share	$0.38	$0.38	$0.12	$0.19
Diluted net income per share	$0.38	$0.37	$0.11	$0.19
In the fourth quarter of 2014, we completed the acquisition of Schrader. Net revenue and Income/(loss) before taxes for Schrader included in our consolidated statement of operations in the fourth quarter of 2014 were $133.3 million and $(3.6) million, respectively. In the third and fourth quarters of 2014, we recorded transaction costs of $3.5 million and $9.0 million, respectively, in connection with this acquisition. Also, in the fourth quarter of 2014, we completed a series of financing transactions in order to fund this acquisition. Refer to Note 8, "Debt" for further discussion of these transactions. We recorded $11.3 million of interest expense related to these transactions.
In the third and fourth quarters of 2014, we recorded restructuring charges of $4.5 million and $14.7 million, respectively. Refer to Note 17, "Restructuring and Special Charges," for further discussion of our restructuring charges.
In the first, second, and third quarters of 2014, we completed the acquisitions of Wabash, Magnum, and DeltaTech, respectively. Aggregate Net revenue for these acquisitions included in our consolidated statement of operations for each of the first, second, third, and fourth quarters of 2014 was $21.3 million, $23.5 million, $47.7 million, and $56.0 million, respectively. Net income for Wabash, Magnum, and DeltaTech included in our consolidated statement of operations was not material in any of these quarters.
The provision for income taxes for the first, third, and fourth quarters of 2014 included benefits from income taxes of $8.3 million, $32.5 million, and $30.3 million, respectively, due to the release of a portion of the U.S. valuation allowance in connection with the acquisitions of Wabash, DeltaTech, and Schrader, respectively, for which deferred tax liabilities were established related to acquired intangible assets.
During the first, second, third, and fourth quarters of 2014, we recognized gains/(losses) of $1.3 million, $4.2 million, $(9.1) million, and $(5.4) million, respectively, related to our commodity forward contracts, which are not designated for hedge accounting treatment in accordance with ASC 815. During the first, second, third, and fourth quarters of 2013, we recognized (losses)/gains of $(2.4) million, $(23.8) million, $9.8 million, and $(6.8) million, respectively, related to our commodity forward contracts. These contracts are not speculative and are used to manage our exposure to commodity price movements, but do not meet the criteria to be afforded hedge accounting treatment. Changes in the fair value of these contracts are recorded in the consolidated statements of operations as a gain or loss within Other, net. Refer to Note 16, "Derivative Instruments and Hedging Activities," for further discussion of our commodity forward contracts, and Note 2, "Significant Accounting Policies," for a detail of Other, net for years ended December 31, 2014 and 2013.
During the fourth quarter 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in this quarter. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. Furthermore, during the fourth quarter of 2013, we entered into an intercompany financial transaction with uncertain tax consequences. As a result of the noted transaction and other positions, we increased the disclosed unrecognized tax benefit by $8.0 million as of December 31, 2013.
In December 2013, Mexico enacted a comprehensive tax reform package, which was effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit, which reduced the deferred income tax expense by $4.7 million for fiscal year 2013.
In the second quarter of 2013, in connection with the issuance and sale of the 4.875% Senior Notes, we recorded a $7.1 million loss for the write-off of unamortized deferred financing costs and original issue discount. Refer to Note 8, "Debt," for further discussion related to the issuance and sale of the 4.875% Senior Notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Balance Sheets
(In thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,398	$22,137
Intercompany receivables from subsidiaries	55,578	25,263
Prepaid expenses and other current assets	783	822
Total current assets	57,759	48,222
Investment in subsidiaries	1,249,050	1,095,652
Other assets	—	3
Total assets	$1,306,809	$1,143,877
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$229	$457
Intercompany payables to subsidiaries	389	146
Accrued expenses and other current liabilities	2,371	989
Total current liabilities	2,989	1,592
Pension obligations	928	697
Total liabilities	3,917	2,289
Total shareholders’ equity	1,302,892	1,141,588
Total liabilities and shareholders’ equity	$1,306,809	$1,143,877

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net revenue	$—	$—	$—
Operating (income)/ costs and expenses:
Cost of revenue	(2,417)	—	—
Selling, general and administrative	1,423	1,822	1,092
Total operating (income)/ costs and expenses	(994)	1,822	1,092
Gain/(loss) from operations	994	(1,822)	(1,092)
Interest expense	—	—	—
Interest income	—	—	—
Other, net	(50)	6	(55)
Gain/(loss) before income taxes and equity in net income of subsidiaries	944	(1,816)	(1,147)
Equity in net income of subsidiaries	282,805	189,941	178,628
Provision for income taxes	—	—	—
Net income	$283,749	$188,125	$177,481

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$283,749	$188,125	$177,481
Other comprehensive income/(loss), net of tax:
Defined benefit plan	(374)	(353)	(289)
Subsidiaries' other comprehensive income/(loss)	21,733	6,652	(15,893)
Other comprehensive income/(loss)	21,359	6,299	(16,182)
Comprehensive income	$305,108	$194,424	$161,299
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net cash (used in)/provided by operating activities	$(30,491)	$(24,958)	$9,547
Cash flows from investing activities:
Insurance proceeds	2,417	—	—
Return of capital from subsidiaries	164,200	320,000	—
Net cash provided by investing activities	166,617	320,000	—
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	24,909	20,999	16,520
Payments to repurchase ordinary shares	(181,774)	(305,096)	(15,190)
Net cash (used in)/provided by financing activities	(156,865)	(284,097)	1,330
Net change in cash and cash equivalents	(20,739)	10,945	10,877
Cash and cash equivalents, beginning of year	22,137	11,192	315
Cash and cash equivalents, end of year	$1,398	$22,137	$11,192

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
Sensata Technologies Holding conducts limited separate operations and acts primarily as a holding company. Sensata Technologies Holding has no direct outstanding debt obligations. Sensata Technologies B.V, however, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under its senior secured credit facilities and the indentures governing its senior notes. For a discussion of the debt obligations of the subsidiaries of Sensata Technologies Holding, see Note 8, "Debt," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
3. Related Party Transactions
Effective September 10, 2014, Sensata Investment Company S.C.A. ("SCA") sold its remaining shares in Sensata Technologies Holding, and was no longer a related party as of that date. The transactions below represent transactions that occurred prior to that date.
Administrative Services Agreement
In 2009, Sensata Technologies Holding entered into a fee for service arrangement with its then principal shareholder, SCA, for ongoing consulting, management advisory, and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement are recorded in Selling, general and administrative expense. On May 10, 2013, the Administrative Services Agreement was terminated, upon a mutual agreement between Sensata Technologies Holding and SCA. During the years ended December 31, 2014, 2013, and 2012 Sensata Technologies Holding paid $0.0 million, $0.0 million, and $0.4 million, respectively, related to the Administrative Services Agreement. As of December 31, 2014, Sensata Technologies Holding did not record any amounts due to SCA under this agreement.
Share Repurchase
Sensata Technologies Holding repurchased 4.0 million ordinary shares from SCA concurrent with the closing of the May 2014 secondary offering. The share repurchase was effected in a private, non-underwritten transaction at a price per ordinary share of $42.42, which was equal to the price paid by the underwriters. Sensata Technologies Holding repurchased 4.5 million ordinary shares from SCA concurrent with the closing of a December 2013 secondary offering. The share repurchase was effected in a private, non-underwritten transaction at a price per ordinary share of $38.25, which was equal to the price paid by the underwriters. For further details on these secondary offerings, refer to Note 12, "Shareholders’ Equity," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
		Charged to expenses/against revenue
For the year ended December 31, 2014
Allowance for doubtful accounts and sales allowances	$9,199	$2,015	$(850)	$10,364
For the year ended December 31, 2013
Allowance for doubtful accounts and sales allowances	$11,059	$507	$(2,367)	$9,199
For the year ended December 31, 2012
Allowance for doubtful accounts and sales allowances	$11,329	$2,959	$(3,229)	$11,059
Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to sales allowances are charged against revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The required certifications of our Chief Executive Officer and Chief Financial Officer are included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting, and changes in internal control over financial reporting referred to in these certifications. These certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
In 2014, we acquired Wabash Worldwide Holding Corp., Magnum Energy Incorporated, CoActive US Holdings, Inc. ("DeltaTech Controls"), and August Cayman Company, Inc. ("Schrader"). As permitted by the U.S. Securities and Exchange Commission, we excluded these acquisitions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, since it was not practical for management to conduct an assessment of internal control over financial reporting for these entities between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, were total assets and net revenues of approximately 10% and 12%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2014.
Changes in Internal Control over Financial Reporting
Management’s assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We have integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014.
There were no other changes that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2014, we acquired Wabash Worldwide Holding Corp., Magnum Energy Incorporated, CoActive US Holdings, Inc. ("DeltaTech Controls"), and August Cayman Company, Inc. ("Schrader"). As permitted by the U.S. Securities and Exchange Commission, we excluded these acquisitions from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, since it was not practical for management to conduct an assessment of internal control over financial reporting for these entities between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, were total assets and net revenues of approximately 10% and 12%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2014.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued in the 2013 COSO Framework.
Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Almelo, The Netherlands
February 3, 2015

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of
Sensata Technologies Holding N.V.
We have audited Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sensata Technologies Holding N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wabash Worldwide Holding Corp., Magnum Energy Incorporated, CoActive US Holdings, Inc. and August Cayman Company, Inc., which are included in the 2014 consolidated financial statements of Sensata Technologies Holding N.V. and constituted 10% of total assets and 12% of net revenues, respectively, as of December 31, 2014 and for the year then ended. Our audit of internal control over financial reporting of Sensata Technologies Holding N.V. also did not include an evaluation of the internal control over financial reporting of Wabash Worldwide Holding Corp., Magnum Energy Incorporated, CoActive US Holdings, Inc. and August Cayman Company, Inc.
In our opinion, Sensata Technologies Holding N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2014 of Sensata Technologies Holding N.V. and our report dated February 3, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 3, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 21, 2015 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 21, 2015 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 21, 2015 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 21, 2015 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 21, 2015 and is incorporated by reference into this Annual Report on Form 10-K.

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

3.2
Amendments to the Articles of Association of Sensata Technologies Holding N.V. dated February 22, 2013 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on February 6, 2014).

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

4.3	Form of 6.5% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 17, 2011) (included as Exhibit A to Exhibit 4.1 thereof).

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

4.6	Form of 4.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed on April 18, 2013) (included as Exhibit A to Exhibit 4.1 thereof).

4.7
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 17, 2014).

4.8	Form of 5.625% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on October 17, 2014) (included as Exhibit A thereto).

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

10.8
First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1, filed on November 25, 2009).

10.9
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

10.12
Form of Indemnification Agreement, entered among Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.) and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).†

10.13
Administrative Services Agreement, effective as of January 1, 2008, by and between Sensata Investment Company S.C.A. and Sensata Technologies Holding B.V. (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to the Registration Statement on Form S-1, filed on January 22, 2010).

10.14	Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on April 26, 2010).

10.15
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

10.16
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on April 22, 2011).†

10.17
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed on April 22, 2011).†

10.18
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

10.19
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

10.20
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 17, 2011).

10.21
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

10.22
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 17, 2011).

10.23
Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 17, 2011).

10.24
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

10.26
Share Purchase Agreement, dated June 14, 2011, by and among Sensata Technologies, Inc., Elex N.V. and Epiq N.V. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011).

10.27	Form of April 1, 2011 Option Agreement to Thomas Wroe, Martha Sullivan and Steven Major (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.28
Form of April 1, 2011 Restricted Securities Agreement to Thomas Wroe, Martha Sullivan and Steven Major (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.29	Form of Amended Options Agreement (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.30
Amendment to Award Agreement between Sensata Technologies Holding N.V. and Jeffrey Cote dated January 23, 2012 (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.31	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012).

10.32
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

10.33	Separation Agreement, dated December 10, 2012, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 10, 2012).†

10.34
Amendment to Equity Award Agreements, dated December 10, 2012, between Sensata Technologies Holding N.V. and Thomas Wroe (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 10, 2012).†

10.35
Second Amended and Restated Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2013).†

10.36
Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Steven Beringhause (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 4, 2013).†

10.37
Intellectual Property License Agreement, dated March 14, 2013, between Sensata Technologies, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on March 20, 2013).

10.38
Agreement between Sensata Technologies Holding, N.V. and Sensata Investment Company S.C.A., dated May 10, 2013, to terminate the Administrative Services Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 10, 2013).

10.39	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan, as Amended May 22, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2013).†

10.40
Share Repurchase Agreement, dated as of November 29, 2013, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 2, 2013)

10.41
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

10.42
Employment Agreement, entered into on February 4, 2014 between Sensata Technologies, Inc. and Paul S. Vasington (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 4, 2014).†

10.43
Share Repurchase Agreement, dated as of May 19, 2014, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on May 20, 2014).

10.44
Stock Purchase Agreement, dated as of July 3, 2014, by and among Sensata Technologies Minnesota, Inc., CoActive Holdings, LLC, and CoActive US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on July 7, 2014).

10.45
Share Purchase Agreement, dated as of August 15, 2014, by and among Sensata Technologies B.V., Sensata Technologies Holding N.V., and Schrader International, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on August 18, 2014).

10.46
Commitment Letter, dated as of August 15, 2014, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Barclays Bank PLC, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on August 18, 2014).

10.47
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

10.48
Amendment No. 4 to Credit Agreement, dated as of November 4, 2014, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 10, 2014).

21.1	Subsidiaries of Sensata Technologies Holding N.V.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. *

101
The following materials from Sensata's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Condensed Financial Information of the Registrant and (viii) Schedule II — Valuation and Qualifying Accounts.

 ____________________
* Filed herewith.
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
Date: February 3, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MARTHA SULLIVAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 3, 2015
Martha Sullivan

/S/ PAUL VASINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2015
Paul Vasington

/S/ THOMAS WROE	Chairman of the Board of Directors	February 3, 2015
Thomas Wroe

/S/ LEWIS CAMPBELL	Director	February 3, 2015
Lewis Campbell

/S/ MICHAEL JACOBSON	Director	February 3, 2015
Michael Jacobson

/S/ JOHN LEWIS	Director	February 3, 2015
John Lewis

/S/ PAUL EDGERLEY	Director	February 3, 2015
Paul Edgerley

/S/ CHARLES PEFFER	Director	February 3, 2015
Charles Peffer

/S/ KIRK POND	Director	February 3, 2015
Kirk Pond

/S/ STEPHEN ZIDE	Director	February 3, 2015
Stephen Zide

/S/ ANDREW TEICH	Director	February 3, 2015
Andrew Teich

/S/ JAMES HEPPELMANN	Director	February 3, 2015
James Heppelmann

/S/ MARTHA SULLIVAN	Authorized Representative in the United States	February 3, 2015
Martha Sullivan