Form 10-Q
period 2015-03-31
Sensata Technologies Holding N.V.
filed 2015-04-28
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 15, 2015, 169,801,246 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$195,581	$211,329
Accounts receivable, net of allowances of $9,215 and $10,364 as of March 31, 2015 and December 31, 2014, respectively	488,335	444,852
Inventories	346,799	356,364
Deferred income tax assets	14,976	15,301
Prepaid expenses and other current assets	123,375	90,918
Total current assets	1,169,066	1,118,764
Property, plant and equipment, at cost	1,016,849	975,543
Accumulated depreciation	(408,500)	(386,059)
Property, plant and equipment, net	608,349	589,484
Goodwill	2,426,221	2,424,795
Other intangible assets, net of accumulated amortization of $1,272,108 and $1,226,299 as of March 31, 2015 and December 31, 2014, respectively	867,853	910,774
Deferred income tax assets	8,147	16,750
Deferred financing costs	30,220	29,102
Other assets	30,874	26,940
Total assets	$5,140,730	$5,116,609
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$170,031	$145,979
Accounts payable	305,925	287,800
Income taxes payable	7,323	7,516
Accrued expenses and other current liabilities	235,000	222,781
Deferred income tax liabilities	12,524	13,430
Total current liabilities	730,803	677,506
Deferred income tax liabilities	361,769	362,738
Pension and post-retirement benefit obligations	33,099	35,799
Capital lease and other financing obligations, less current portion	47,154	45,113
Long-term debt, net of discount, less current portion	2,560,799	2,650,744
Other long-term liabilities	39,474	41,817
Commitments and contingencies
Total liabilities	3,773,098	3,813,717
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of March 31, 2015 and December 31, 2014	2,289	2,289
Treasury shares, at cost, 8,647 and 9,120 shares as of March 31, 2015 and December 31, 2014, respectively	(347,849)	(365,272)
Additional paid-in capital	1,613,585	1,610,390
Retained earnings	90,240	67,233
Accumulated other comprehensive income/(loss)	9,367	(11,748)
Total shareholders’ equity	1,367,632	1,302,892
Total liabilities and shareholders’ equity	$5,140,730	$5,116,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Net revenue	$750,685	$551,594
Operating costs and expenses:
Cost of revenue	506,633	357,199
Research and development	30,736	17,664
Selling, general and administrative	64,396	44,672
Amortization of intangible assets	45,809	32,016
Restructuring and special charges	720	865
Total operating costs and expenses	648,294	452,416
Profit from operations	102,391	99,178
Interest expense	(34,880)	(23,512)
Interest income	119	308
Other, net	(21,757)	538
Income before taxes	45,873	76,512
Provision for income taxes	10,518	8,139
Net income	$35,355	$68,373
Basic net income per share:	$0.21	$0.40
Diluted net income per share:	$0.21	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Net income	$35,355	$68,373
Other comprehensive income, net of tax:
Deferred gain on derivative instruments, net of reclassifications	21,504	2,165
Defined benefit and retiree healthcare plans	(389)	(71)
Other comprehensive income	21,115	2,094
Comprehensive income	$56,470	$70,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$35,355	$68,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,842	15,603
Amortization of deferred financing costs and discounts	1,653	986
Currency remeasurement gain on debt	(570)	(122)
Share-based compensation	3,187	2,585
Loss on debt financing	19,564	—
Amortization of inventory step-up to fair value	—	683
Amortization of intangible assets	45,809	32,016
Deferred income taxes	1,357	4,478
Gains from insurance proceeds	—	(2,417)
Unrealized loss/(gain) on hedges and other non-cash items	879	(2,790)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(43,430)	(51,814)
Inventories	9,530	(7,873)
Prepaid expenses and other current assets	4,697	1,984
Accounts payable and accrued expenses	18,541	49,926
Income taxes payable	(193)	2,389
Other	(15,111)	(8,611)
Net cash provided by operating activities	103,110	105,396
Cash flows from investing activities:
Acquisition of Schrader, net of cash received	(958)	—
Other acquisitions, net of cash received	3,881	(58,281)
Additions to property, plant and equipment and capitalized software	(37,878)	(27,308)
Insurance proceeds	—	2,417
Net cash used in investing activities	(34,955)	(83,172)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	4,902	7,836
Proceeds from issuance of debt	700,000	—
Payments on debt	(768,568)	(2,582)
Payments to repurchase ordinary shares	—	(11,310)
Payments of debt issuance costs	(20,237)	—
Net cash used in financing activities	(83,903)	(6,056)
Net change in cash and cash equivalents	(15,748)	16,168
Cash and cash equivalents, beginning of period	211,329	317,896
Cash and cash equivalents, end of period	$195,581	$334,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Business Description
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding N.V. ("Sensata Technologies Holding") and its wholly-owned subsidiaries, collectively referred to as the “Company,” “Sensata,” “we,” “our,” or “us.”
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
We organize our operations into two businesses, the previously-named Sensors and Controls businesses. In the first quarter of 2015, we revised the names of our businesses to align with their strategic intent. The previously-named Sensors business is now called "Performance Sensing," and the previously-named Controls business is now called "Sensing Solutions." The renaming of these businesses emphasizes Sensata’s combined ability to develop leading sensing technologies that drive system performance and then apply those sensing technologies across a broad range of end-markets and applications. Throughout this Quarterly Report on Form 10-Q, we will refer to our businesses under their revised names.
In the fourth quarter of 2014, we realigned our segments as a result of organizational changes to better allocate our resources to support our ongoing business strategy. Refer to Note 14, "Segment Reporting," for further discussion of this realignment. The discussion below, relating to our Performance Sensing and Sensing Solutions businesses, reflects this realignment.
Our Performance Sensing business is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization) and heavy on- and off-road vehicles ("HVOR"). These products help improve performance, for example, by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example by improving the stability control of the vehicle and reducing vehicle emissions.
Our Sensing Solutions business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, and residential markets, and sensor products used in industrial applications such as heating, ventilation, and air conditioning ("HVAC") systems. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, power inverters, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications, and help optimize performance by using sensors which provide feedback to control systems. The Sensing Solutions business also manufactures direct current to alternating current power inverters, which enable the operation of electronic equipment when grid power is not available.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable 2014 period necessarily representative of those actually experienced for the full year 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.

Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, in which all years included in the financial statements are presented under the revised guidance, or a modified retrospective approach. Under the modified retrospective approach, financial statements will be prepared using the new standard for the year of adoption, but not for prior years. Under this method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. If we had adopted this standard in the first quarter of 2015, the result would have been the reclassification of $30.2 million and $29.1 million as of March 31, 2015 and December 31, 2014, respectively, from deferred financing costs to long-term debt in our condensed consolidated balance sheets. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
3. Inventories
The components of inventories as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Finished goods	$131,529	$127,407
Work-in-process	62,922	69,218
Raw materials	152,348	159,739
Total	$346,799	$356,364

4. Shareholders' Equity
Treasury Shares
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. The share repurchase program may be modified or terminated by our Board of Directors at any time.
During the three months ended March 31, 2015, there were no repurchases of ordinary shares under this program.
During the three months ended March 31, 2014, we repurchased 0.3 million ordinary shares under this program for an aggregate purchase price of approximately $11.3 million, at a weighted-average price of $39.26 per ordinary share.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During each of the three month periods ended March 31, 2015 and March 31, 2014, we reissued 0.5 million treasury shares as part of our share-based compensation programs. During the three months ended March 31, 2015, in connection with our treasury share reissuances, we recognized a loss of $12.3 million that was recorded in Retained earnings.
Accumulated Other Comprehensive Income/(Loss)
The following is a roll forward of the components of Accumulated other comprehensive income/(loss), net of tax, for the three months ended March 31, 2015:

	Deferred Gain on Derivative Instruments, Net of Reclassifications	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2014	$17,578	$(29,326)	$(11,748)
Other comprehensive income before reclassifications	28,466	—	28,466
Amounts reclassified from Accumulated other comprehensive income/(loss)	(6,962)	(389)	(7,351)
Net current period other comprehensive income	21,504	(389)	21,115
Balance as of March 31, 2015	$39,082	$(29,715)	$9,367

The details of the amounts reclassified from Accumulated other comprehensive income/(loss) for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Income/(Loss)		Affected Line in Condensed Consolidated Statement of Operations
Component	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$—	$325	Interest expense (1)
Foreign currency forward contracts	(10,801)	1,924	Net revenue (1)
Foreign currency forward contracts	1,519	(82)	Cost of revenue (1)
	(9,282)	2,167	Total before tax
	2,320	(542)	Provision for income taxes
	$(6,962)	$1,625	Net of tax

Defined benefit and retiree healthcare plans	$(367)	$(83)	Various (2)
	(22)	12	Provision for income taxes
	$(389)	$(71)	Net of tax
(1) See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive income/(loss).
(2) Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive income/(loss) affect the Cost of revenue, Research and development, and Selling, general and administrative ("SG&A") line items in the condensed consolidated statements of operations. The amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.
5. Restructuring and Special Charges
The following tables present costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three months ended March 31, 2015 and March 31, 2014:

	For the three months ended March 31, 2015
	2011 Plan	Other	Special Charges	Total
Restructuring and special charges	$—	$720	$—	$720
Other, net	—	(1,064)	—	(1,064)
Total	$—	$(344)	$—	$(344)

	For the three months ended March 31, 2014
	2011 Plan	Other	Special Charges	Total
Restructuring and special charges	$(130)	$995	$—	$865
Other, net	3	—	—	3
Cost of revenue	—	—	(2,417)	(2,417)
Total	$(127)	$995	$(2,417)	$(1,549)

The “other” restructuring charges of $0.7 million recognized during the three months ended March 31, 2015 consist primarily of severance recorded in connection with acquired businesses. The following table outlines the changes to the restructuring liability associated with all of our "other" actions:

Severance
Balance at December 31, 2014	$19,914
Charges	720
Payments	(3,307)
Impact of changes in foreign currency exchange rates	(1,064)
Balance at March 31, 2015	$16,263
The "other" restructuring charges of $1.0 million recognized during the three months ended March 31, 2014 consist primarily of severance charges related to the termination of certain employees of Wabash Technologies.
The "special charges" of $(2.4) million recognized during the three months ended March 31, 2014 consist of insurance proceeds received related to a fire that damaged a portion of our manufacturing facility in JinCheon, South Korea on September 30, 2012.
6. Debt
Our debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Original Term Loan	$393,120	$469,308
Incremental Term Loan	597,000	598,500
6.5% Senior Notes	79,130	700,000
4.875% Senior Notes	500,000	500,000
5.625% Senior Notes	400,000	400,000
5.0% Senior Notes	700,000	—
Revolving Credit Facility	75,000	130,000
Other debt	259	2,153
Less: discount	(18,567)	(6,312)
Less: current portion	(165,143)	(142,905)
Long-term debt, net of discount, less current portion	$2,560,799	$2,650,744

Capital lease and other financing obligations	$52,042	$48,187
Less: current portion	(4,888)	(3,074)
Capital lease and other financing obligations, less current portion	$47,154	$45,113
On March 26, 2015 (the "Closing Date"), Sensata Technologies B.V. ("STBV") completed a series of financing transactions (the "Transactions") including the settlement of $620.9 million of STBV's $700.0 million aggregate principal amount of 6.5%

senior notes due 2019 (the "6.5% Senior Notes") that was validly tendered in connection with a cash tender offer which commenced on March 19, 2015 (the "Tender Offer"), the issuance and sale of $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and the entry into the fifth amendment to our existing credit agreement dated as of May 12, 2011 (the "Fifth Amendment").
The Fifth Amendment (1) increased the availability on the existing revolving credit facility (the "Revolving Credit Facility") by $100.0 million to $350.0 million in the aggregate; (2) extended the maturity date of the Revolving Credit Facility to March 26, 2020; (3) lowered the maximum commitment fee on the unused portion of the Revolving Credit Facility from 0.50% to 0.375%; and (4) revised certain index rate spreads and letter of credit fees on the Revolving Credit Facility (each of which depends on the achievement of certain senior secured net leverage ratios) as follows: (i) lowered the index rate spread for Eurodollar Rate loans from 2.500%, 2.375%, or 2.250% to 1.75% or 1.50%; (ii) lowered the index rate spread for Base Rate loans from 1.500%, 1.375%, or 1.250% to 0.75% or 0.50%; and (iii) lowered the letter of credit fees from 2.500%, 2.375%, or 2.250% to 1.625% or 1.375%.
In accounting for the Transactions, we applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting. For holders of the 6.5% Senior Notes who were also investors in the 5.0% Senior Notes, we determined that the terms of the debt were not substantially different, and modification accounting was applied.
For holders of the 6.5% Senior Notes who did not invest in the 5.0% Senior Notes, we applied extinguishment accounting. Borrowings associated with holders of the 5.0% Senior Notes that were not holders of the 6.5% Senior Notes were accounted for as new issuances.
During the three months ended March 31, 2015, we recorded a $19.6 million loss to Other, net, primarily related to the Transactions, which is composed of fees paid to creditors of $12.4 million, costs incurred with third parties of $3.8 million, and the remainder primarily related to the write-off of unamortized deferred financing fees.
The 5.0% Senior Notes were issued under an indenture dated March 26, 2015 (the "5.0% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the guarantors. The 5.0% Senior Notes were offered at par. Interest on the 5.0% Senior Notes is payable semi-annually on April 1 and October 1 of each year, with the first payment to be made on October 1, 2015. Our obligations under the 5.0% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee STBV's obligations under its existing senior secured credit facilities issued under a credit agreement dated May 12, 2011, as subsequently amended (the “Senior Secured Credit Facilities”), except for Sensata Technologies Finance Company, LLC, a finance subsidiary of STBV and a borrower under the Senior Secured Credit Facilities. The 5.0% Senior Notes and the guarantees are senior unsecured obligations of STBV and the guarantors and rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the guarantors, including the 6.5% Senior Notes, the 4.875% senior notes due 2023 (the "4.875% Senior Notes"), and the 5.625% senior notes due 2024 (the "5.625% Senior Notes").
At any time, and from time to time, STBV may redeem some or all of the 5.0% Senior Notes at a redemption price equal to 100.0% of the principal amount of the 5.0% Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, plus the "make-whole” premium set forth in the 5.0% Senior Notes Indenture. If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 5.0% Senior Notes or the guarantees, STBV may redeem the notes in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and Additional Amounts (as defined in the Indenture), if any, to, but excluding, the date of redemption. If STBV experiences certain change of control events, STBV will be required to make an offer to purchase the 5.0% Senior Notes then outstanding at a purchase price equal to 101% of the principal amount of the 5.0% Senior Notes on the date of purchase, plus accrued and unpaid interest, if any, to the repurchase date.
The 5.0% Senior Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 5.0% Senior Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency, and when the guarantees of significant subsidiaries cease to be in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 5.0% Senior Notes may declare the principal of, and accrued but unpaid interest on, all of the 5.0% Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the 5.0% Senior Notes Indenture.

As of March 31, 2015, there was $268.7 million of availability under the Revolving Credit Facility, net of $6.3 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Debt Maturities
The final maturity of the Revolving Credit Facility is March 26, 2020. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the term loan facility entered into in May 2011 in connection with the execution of the original credit agreement providing for the Senior Secured Credit Facilities (the "Original Term Loan") is May 12, 2019. The final maturity of the $600.0 million incremental term loan facility provided for by the third amendment of the credit agreement (the "Incremental Term Loan") is October 14, 2021. The Original Term Loan and the Incremental Term Loan must be repaid in full on or prior to their respective maturity dates. The 4.875% Senior Notes, the 5.625% Senior Notes, and the 5.0% Senior Notes mature on October 15, 2023, November 1, 2024, and October 1, 2025, respectively. The 6.5% Senior Notes remaining after the settlement of the cash tender offer will be redeemed as of the April 29, 2015 redemption date.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, accrued interest totaled $30.4 million and $22.6 million, respectively.
7. Income Taxes
We recorded a Provision for income taxes for the three months ended March 31, 2015 and March 31, 2014 of $10.5 million and $8.1 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses. The provision for income taxes for the three months ended March 31, 2014 included an $8.3 million benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition for which deferred tax liabilities were established related to acquired intangible assets.
8. Pension and Other Post-Retirement Benefits
We provide various retirement and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2015 and March 31, 2014 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service cost	$—	$—	$28	$33	$781	$594	$809	$627
Interest cost	387	450	69	87	274	263	730	800
Expected return on plan assets	(664)	(611)	—	—	(227)	(219)	(891)	(830)
Amortization of net loss	108	76	96	129	(228)	45	(24)	250
Amortization of prior service credit	—	—	(334)	(333)	(9)	—	(343)	(333)
Net periodic benefit cost	$(169)	$(85)	$(141)	$(84)	$591	$683	$281	$514

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended
	March 31, 2015	March 31, 2014
Stock options	$1,674	$1,622
Restricted securities	1,513	963
Total share-based compensation expense	$3,187	$2,585
During the three months ended March 31, 2015, 473 stock options were exercised, all of which were settled with shares reissued from treasury.
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
Sponsors: Upon the closing of the acquisition of the Sensors and Controls business of Texas Instruments Incorporated ("TI") on April 27, 2006, we entered into customary indemnification agreements with entities associated with Bain Capital Partners, LLC ("Bain Capital") and co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”). Pursuant to these indemnification agreements, we agreed to indemnify the Sponsors, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors, and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors and Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of March 31, 2015.
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
Legal Proceedings and Claims
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be an immaterial amount, is recorded. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, generally resulting in additional loss provisions. A best estimate amount may be changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
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
As of March 31, 2015, we were a defendant in seven lawsuits in which plaintiffs have alleged property damage and various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however one plaintiff has submitted a demand in the amount of $0.2 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through March 31, 2015. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, Sensata Technologies B.V. and Sensata Technologies Italia, are defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleges defects in one of our electromechanical control products. The plaintiffs had alleged €4.2 million in damages. We filed our most recent answer to the lawsuit in November 2012, denying liability. On February 14, 2014 the court appointed an independent technical expert and this expert submitted its final report to the court. The court reviewed this report at a hearing held in November 2014. On December 4, 2014, the court issued an order finding Sensata responsible for 30% to 40% of damages. The court held a hearing on March 5, 2015 at which it appointed an independent accounting expert to review the cost data and subsequently issue a report. The court-appointed accounting expert has informed us that SGL Italia has submitted documents allegedly supporting costs of €5.0 million. The court-appointed accounting expert is still in the process of reviewing these documents to ultimately issue an opinion on the proper size of the damages. We believe that a loss is probable. As of March 31, 2015, we have recorded an accrual of $0.3 million, which represents the low end of the estimated range of loss.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, another customer alleged similar defects. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to one of the customers in the amount of $0.7 million. We continue to work with these customers towards a final resolution of these matters and consider a loss to be probable. As of March 31, 2015, we have recorded an accrual of $1.1 million, representing our best estimate of the potential loss.
U.S. Automaker: A U.S. automaker has alleged non-safety related defects in certain of our sensor products installed in its vehicles from 2009 through 2011. In January 2015, the customer informed us that future repairs will involve up to 150,000 vehicles over an estimated ten year period, and that it would seek reimbursement of these costs (or a portion thereof). On March 26, 2015, we entered into a settlement agreement with the customer in which we agreed to reimburse it for 50% of its future costs, with a maximum contribution by us of $4.0 million. As of March 31, 2015, we have recorded an immaterial accrual related to this matter, which represents the low end of the estimated range of loss.
Korean Supplier: In the first quarter of 2014, one of our Korean suppliers, Yukwang Co. Ltd. ("Yukwang"), notified us that it was terminating its existing agreement with us and stopped shipping product to us. We brought legal proceedings against Yukwang in Seoul Central District Court, seeking an injunction to protect Sensata-owned manufacturing equipment physically at Yukwang’s facility. Yukwang countered that we were in breach of contract and alleged damages of approximately $7.6 million. We are litigating these proceedings. The Seoul Central District Court granted our request for an injunction ordering Yukwang not to destroy any of our assets physically located at Yukwang’s facility, but on August 25, 2014 did not grant injunctive relief requiring Yukwang to return equipment and inventory to us. We have filed an appeal of the adverse decision and intend to aggressively pursue our claims and to defend against Yukwang’s counter claims.
In the first quarter of 2014, Yukwang filed a complaint against us with the Small and Medium Business Administration (the “SMBA”), a Korean government agency charged with protecting the interests of small and medium sized businesses. The SMBA attempted to mediate the dispute between us and Yukwang, but its efforts failed. We believe that the SMBA has abandoned its efforts to mediate the dispute.
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. Yukwang filed an appeal of that decision on October 14, 2014, and that appeal will be heard by the Seoul High Court (an intermediate appellate court), a process that could take between six and twelve months. The Seoul High Court held a first hearing on the appeal on March 10, 2015. Additionally, the KIPT proceeding continued with a hearing on February 12, 2015. We continue to vigorously defend ourselves against these actions.
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
We are responding to these various actions by Yukwang. We do not believe that a loss is probable, and as of March 31, 2015, we have not recorded an accrual for these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the Tax Department of the State of São Paulo, Brazil (the “São Paulo Tax Department”), which is claiming underpayment of state taxes. The total amount claimed is approximately $25.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of March 31, 2015, we have not recorded an accrual for this matter.
Bridgestone: On May 2, 2013, Bridgestone Americas Tire Operations, LLC (“Bridgestone”) filed a lawsuit, Bridgestone Americas Tire Operations, LLC v. Schrader-Bridgestone International, Inc., Case No. 1:13-cv-00763, in the U.S. District Court for the District of Delaware, alleging that Schrader-Bridgeport International, Inc. d/b/a Schrader International, Inc., Schrader Electronics Ltd., and Schrader Electronics, Inc. (collectively, “Schrader Electronics”) infringed on certain of its patents (U.S. Patent Numbers 5,562,787, 6,630,885, and 7,161,476) concerning original equipment and original equipment replacement tire pressure monitoring sensors ("TPMS"). Bridgestone is seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patents, or from inducing others to infringe any claim of the asserted patents; judgment for money damages, interest, costs, and other damages; and the award of a compulsory ongoing licensing fee. A claim construction hearing was held in December 2014, expert discovery was completed on March 31, 2015, and a trial is scheduled for June 1, 2015. On April 15, 2015, the court denied our request to file motion for summary judgment. We expect the case to go to trial as currently scheduled. Bridgestone has also filed a patent infringement lawsuit in Germany, Bridgestone Americas Tire Operations LLC v. Schrader International Inc., District Court Munich I, alleging that Schrader Electronics’ TPMS products sold in Germany are infringing on one of its German counterparts’ patents (the German part of European Patent Office patent No. 1309460 B1). On July 12, 2014, the German court rendered a judgment in favor of Bridgestone on the issue of infringement. We are filing an appeal of this decision. We have also filed a nullity action in the German patent court seeking a finding of invalidity of the patent. A hearing on that matter is expected in 2015. Bridgestone is asserting damages related to these various matters in excess of $45.0 million. We do not believe that a loss is probable, and as of March 31, 2015, we have not recorded an accrual for these matters.

Hassett Class Action Lawsuit: On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). Process was served on our agent on March 25, 2015 and received by us on March 27, 2015. The lawsuit alleges that faulty valve stems were used in Schrader TPMS installed on Chrysler vehicles model years 2007 through 2014. It alleges breach of warranty, unjust enrichment, and violations of the Michigan consumer protection act and the federal Magnuson-Moss warranty act, and is seeking compensatory and punitive damages. Both the size of the class and the damages sought are unspecified. We have received an extension for filing an answer, which is now due May 15, 2015. We do not believe a loss is probable, and accordingly, as of March 31, 2015, we have not recorded an accrual related to this matter.
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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fell:

	March 31, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$67,582	$—	$—	$31,785	$—
Commodity forward contracts	—	411	—	—	114	—
Total	$—	$67,993	$—	$—	$31,899	$—
Liabilities
Foreign currency forward contracts	$—	$14,900	$—	$—	$9,656	$—
Commodity forward contracts	—	10,827	—	—	11,975	—
Total	$—	$25,727	$—	$—	$21,631	$—
The valuations of the foreign currency forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign currency forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the caption “Hedges of Foreign Currency Risk."
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of March 31, 2015 and December 31, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2014, we evaluated our goodwill for impairment using the qualitative method. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date. As of March 31, 2015, no events or changes in circumstances have occurred that would trigger the need for an additional impairment review.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Original Term Loan	$393,120	$—	$393,613	$—	$469,308	$—	$466,966	$—
Incremental Term Loan	$597,000	$—	$600,760	$—	$598,500	$—	$595,534	$—
6.5% Senior Notes	$79,130	$—	$81,891	$—	$700,000	$—	$730,660	$—
4.875% Senior Notes	$500,000	$—	$514,375	$—	$500,000	$—	$495,650	$—
5.625% Senior Notes	$400,000	$—	$427,000	$—	$400,000	$—	$415,000	$—
5.0% Senior Notes	$700,000	$—	$707,000	$—	$—	$—	$—	$—
Revolving Credit Facility	$75,000	$—	$70,720	$—	$130,000	$—	$128,250	$—
Other debt	$259	$—	$259	$—	$2,153	$—	$2,153	$—

(1)	The carrying value is presented excluding discount.
The fair values of the term loans and the senior notes are primarily determined using observable prices in markets where these instruments are generally not traded on a daily basis. The fair value of the Revolving Credit Facility is calculated as the present value of the difference between the contractual spread on the loan and the estimated replacement credit spread using the current outstanding balance on the loan projected to the loan maturity.
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
Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in the condensed consolidated statements of operations. Specific information about the valuations of derivatives and classification in the fair value hierarchy is described in Note 11, “Fair Value Measures.”
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive income/(loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings.
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of March 31, 2015 and December 31, 2014, we had posted no cash collateral.

Hedges of Interest Rate Risk
On August 12, 2014, our interest rate cap, a portion of which was designated as a cash flow hedge of floating interest payments on the Original Term Loan, matured. As a result, we had no interest rate derivatives outstanding during the three months ended March 31, 2015.
Our objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the three months ended March 31, 2014, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
For the three months ended March 31, 2014, we recorded no ineffectiveness in earnings related to these hedges, and no amounts were excluded from the assessment of effectiveness.
Amounts reported in Accumulated other comprehensive income/(loss) related to interest rate derivatives are reclassified to Interest expense as interest payments are made on our variable rate debt. As of March 31, 2015, no amount remained in Accumulated other comprehensive income/(loss) related to interest rate derivatives.
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
For the three months ended March 31, 2015 and March 31, 2014, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of March 31, 2015, we estimate that $45.0 million in net gains will be reclassified from Accumulated other comprehensive income/(loss) to earnings during the twelve months ending March 31, 2016.

As of March 31, 2015, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
338.0 EUR	Various from October 2013 to March 2015	Various from May 2015 to February 2017	Euro to U.S. Dollar Exchange Rate	1.26 USD	Designated
69.7 EUR	Various from October 2013 to March 2015	April 30, 2015	Euro to U.S. Dollar Exchange Rate	1.16 USD	Non-designated
70.0 CNY	March 26, 2015	April 30, 2015	U.S. Dollar to Chinese Renminbi Exchange Rate	6.16 CNY	Non-designated
634.0 JPY	March 27, 2015	April 30, 2015	U.S. Dollar to Japanese Yen Exchange Rate	119.03 JPY	Non-designated
49,000.0 KRW	Various from March 2014 to March 2015	Various from May 2015 to February 2017	U.S. Dollar to Korean Won Exchange Rate	1,073.20 KRW	Designated
33,600.0 KRW	Various from March 2014 to March 2015	April 30, 2015	U.S. Dollar to Korean Won Exchange Rate	1,104.17 KRW	Non-designated
95.6 MYR	Various from January 2014 to March 2015	Various from May 2015 to February 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.49 MYR	Designated
35.1 MYR	Various from January 2014 to March 2015	April 30, 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.61 MYR	Non-designated
1,492.2 MXN	Various from January 2014 to March 2015	Various from May 2015 to February 2017	U.S. Dollar to Mexican Peso Exchange Rate	14.55 MXN	Designated
109.7 MXN	Various from January 2014 to March 2015	April 30, 2015	U.S. Dollar to Mexican Peso Exchange Rate	14.09 MXN	Non-designated
60.1 GBP	Various from October 2014 to March 2015	Various from May 2015 to February 2017	Pound Sterling to U.S. Dollar Exchange Rate	1.55 USD	Designated
8.7 GBP	Various from October 2014 to March 2015	April 30, 2015	Pound Sterling to U.S. Dollar Exchange Rate	1.51 USD	Non-designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum, copper, platinum, palladium, and zinc, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of March 31, 2015:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	2,124,092 troy oz.	April 2015 - February 2017	$18.52
Gold	14,826 troy oz.	April 2015 - February 2017	$1,280.01
Nickel	625,518 pounds	April 2015 - February 2017	$7.16
Aluminum	5,942,053 pounds	April 2015 - February 2017	$0.90
Copper	9,987,955 pounds	April 2015 - February 2017	$3.00
Platinum	8,113 troy oz.	April 2015 - February 2017	$1,340.31
Palladium	1,337 troy oz.	April 2015 - February 2017	$775.56
Zinc	1,455,007 pounds	April 2015 - October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$49,825	$24,097	Accrued expenses and other current liabilities	$10,791	$6,332
Foreign currency forward contracts	Other assets	11,699	5,163	Other long term liabilities	2,887	2,210
Total		$61,524	$29,260		$13,678	$8,542
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$137	$107	Accrued expenses and other current liabilities	$9,706	$10,591
Commodity forward contracts	Other assets	274	7	Other long term liabilities	1,121	1,384
Foreign currency forward contracts	Prepaid expenses and other current assets	6,058	2,525	Accrued expenses and other current liabilities	1,222	1,114
Total		$6,469	$2,639		$12,049	$13,089

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2015 and March 31, 2014:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Income
	March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Interest rate caps	$—	$—	Interest expense	$—	$(325)
Foreign currency forward contracts	$45,017	$(285)	Net revenue	$10,801	$(1,924)
Foreign currency forward contracts	$(7,061)	$1,004	Cost of revenue	$(1,519)	$82

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain Recognized in Income on Derivatives		Location of (Loss)/Gain Recognized in Income on Derivatives
	March 31, 2015	March 31, 2014
Commodity forward contracts	$(1,406)	$1,304	Other, net
Foreign currency forward contracts	$4,708	$(186)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2015, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $26.4 million. As of March 31, 2015, we have posted no cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three months ended March 31, 2015 and March 31, 2014:

	For the three months ended
	March 31, 2015	March 31, 2014
Currency remeasurement loss on net monetary assets	$(5,668)	$(556)
(Loss)/gain on commodity forward contracts	(1,406)	1,304
Gain/(loss) on foreign currency forward contracts	4,708	(186)
Loss on debt financing	(19,564)	—
Other	173	(24)
Total Other, net	$(21,757)	$538
14. Segment Reporting
Prior to the fourth quarter of 2014, our two reportable segments, Performance Sensing and Sensing Solutions, were organized based on product families included in each segment (sensor products in the Performance Sensing segment and control products in the Sensing Solutions segment). In the fourth quarter of 2014, we realigned our segments as a result of organizational changes that better allocate our resources to support our ongoing business strategy. The portion of the Performance Sensing segment that has historically served the HVAC and industrial end-markets (the industrial sensing product line) was moved to the Sensing Solutions segment because the Sensing Solutions segment is active in the end-markets that this product line serves, and has available resources and capacity to drive content growth in existing channels and systems. We have recast our reportable segments for each of the periods presented to reflect this change.
The realigned reportable segments are consistent with how management views the markets served by us and reflect the financial information that is reviewed by our chief operating decision maker. Our operating segments, Performance Sensing and Sensing Solutions, which each comprise one of our reportable segments, are businesses that we manage as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our two reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2015 and March 31, 2014 (recast to reflect our realigned segments):

	For the three months ended
	March 31, 2015	March 31, 2014
Net revenue:
Performance Sensing	$591,252	$394,626
Sensing Solutions	159,433	156,968
Total net revenue	$750,685	$551,594
Segment operating income (as defined above):
Performance Sensing	$143,872	$109,344
Sensing Solutions	49,218	48,023
Total segment operating income	193,090	157,367
Corporate and other	(44,170)	(25,308)
Amortization of intangible assets	(45,809)	(32,016)
Restructuring and special charges	(720)	(865)
Profit from operations	102,391	99,178
Interest expense	(34,880)	(23,512)
Interest income	119	308
Other, net	(21,757)	538
Income before taxes	$45,873	$76,512

15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2015 and March 31, 2014, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2015	March 31, 2014
Basic weighted-average ordinary shares outstanding	169,487	172,085
Dilutive effect of stock options	1,567	1,904
Dilutive effect of unvested restricted securities	208	162
Diluted weighted-average ordinary shares outstanding	171,262	174,151
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three months ended March 31, 2015 and March 31, 2014, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended
	March 31, 2015	March 31, 2014
Anti-dilutive shares excluded	622	805
Contingently issuable shares excluded	297	237
16. Acquisitions
Schrader
In October 14, 2014, we completed the acquisition of all of the outstanding shares of August Cayman Company, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Schrader"), for an aggregate purchase price of $1,004.7 million. Schrader is a global manufacturer of sensing and valve solutions for automotive manufacturers, including TPMS, and is being integrated into our Performance Sensing segment. We acquired Schrader to add TPMS and additional low pressure sensing capabilities to our current product portfolio.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$96,675
Inventories	72,118
Prepaid expenses and other current assets	17,320
Property, plant and equipment	149,475
Other intangible assets	362,694
Goodwill	539,444
Other assets	5,489
Accounts payable	(66,461)
Accrued expenses and other current liabilities	(70,056)
Deferred income tax liabilities	(95,138)
Other long term liabilities	(15,287)
Fair value of net assets acquired, excluding cash and cash equivalents	996,273
Cash and cash equivalents	8,420
Fair value of net assets acquired	$1,004,693
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $539.4 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted Average Lives (years)
Acquired definite-lived intangible assets:
Completed technologies	$100,000	10
Customer relationships	260,000	10
Computer software	2,694	3
	$362,694	10
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
Refer to Note 10, "Commitments and Contingencies," for discussion of pre-acquisition contingencies assumed as a result of this acquisition.

DeltaTech Controls
On August 4, 2014, we completed the acquisition of all of the outstanding shares of CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business ("DeltaTech"), from CoActive Holdings, LLC for an aggregate purchase price of $177.8 million. DeltaTech is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries, and is being integrated into our Performance Sensing segment. We acquired DeltaTech to expand our magnetic speed and position sensing business with new and existing customers in the HVOR market.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$12,974
Property, plant and equipment	8,421
Other intangible assets	111,277
Goodwill	99,254
Other non-current assets	5,663
Deferred income tax liabilities	(39,424)
Other long term liabilities	(21,237)
Fair value of net assets acquired, excluding cash and cash equivalents	176,928
Cash and cash equivalents	919
Fair value of net assets acquired	$177,847
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

Magnum Energy
On May 29, 2014, we completed the acquisition of all of the outstanding shares of Magnum Energy Incorporated ("Magnum Energy" or "Magnum") for $60.6 million in cash. Magnum is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum products are used in recreational vehicles and the solar/off-grid applications market. Magnum is being integrated into our Sensing Solutions segment. We acquired Magnum to complement our existing inverter business.
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
Wabash Technologies
On January 2, 2014, we completed the acquisition of all the outstanding shares of Wabash Worldwide Holding Corp. ("Wabash Technologies" or "Wabash") from an affiliate of Sun Capital Partners, Inc. for $59.6 million in cash. Wabash develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the U.K. We acquired Wabash in order to complement our existing magnetic speed and position sensor product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the heavy vehicle and off-road end-market. Wabash is being integrated into our Performance Sensing segment.

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
Aggregated Information on Business Combinations
The following table presents the pro forma Net revenue and Net income for the three months ended March 31, 2014 had we acquired Schrader on January 1, 2013:

March 31, 2014
Pro forma net revenue	$673,194
Pro forma net income	$52,323
Had the DeltaTech, Magnum, and Wabash acquisitions closed at the beginning of 2013, Net revenue and Net income would not have been materially different from the amounts reported for the three months ended March 31, 2014.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
In addition to historical facts, this Quarterly Report on Form 10-Q, including any documents incorporated by reference herein, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements also relate to our future prospects, developments, and business strategies. These forward-looking statements may be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “forecast,” “continue,” “intend,” “plan,” and similar terms or phrases, or the negative of such terminology, including references to assumptions. However, these terms are not the exclusive means of identifying such statements.
Forward-looking statements contained herein, or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us, and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict, and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
We believe that the following important factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

•	we may incur material losses and costs as a result of intellectual property, product liability, warranty, and recall claims that may be brought against us;

•
taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us;

•	labor disruptions or increased labor costs could adversely affect our business;

•
our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations or comply with the covenants contained in the credit agreements; and

•	the other factors described in the "Risk Factors" section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Quarterly Report on Form 10-Q and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission in February 2015, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The table below presents our results of operations in millions of dollars and as a percentage of net revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As discussed further in Note 14, "Segment Reporting," of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in the fourth quarter of 2014, we realigned our segments. The prior year information included below has been recast to reflect this realignment. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the three months ended
	March 31, 2015		March 31, 2014
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$591.3	78.8%	$394.6	71.5%
Sensing Solutions	159.4	21.2	157.0	28.5
Net revenue	750.7	100.0	551.6	100.0
Operating costs and expenses:
Cost of revenue	506.6	67.5	357.2	64.8
Research and development	30.7	4.1	17.7	3.2
Selling, general and administrative	64.4	8.6	44.7	8.1
Amortization of intangible assets	45.8	6.1	32.0	5.8
Restructuring and special charges	0.7	0.1	0.9	0.2
Total operating costs and expenses	648.3	86.4	452.4	82.0
Profit from operations	102.4	13.6	99.2	18.0
Interest expense, net	(34.8)	(4.6)	(23.2)	(4.2)
Other, net	(21.8)	(2.9)	0.5	0.1
Income before taxes	45.9	6.1	76.5	13.9
Provision for income taxes	10.5	1.4	8.1	1.5
Net income	$35.4	4.7%	$68.4	12.4%
Net revenue. Net revenue for the three months ended March 31, 2015 increased $199.1 million, or 36.1%, to $750.7 million from $551.6 million for the three months ended March 31, 2014. The increase in net revenue was composed of a 49.8% increase in Performance Sensing and a 1.6% increase in Sensing Solutions.
Performance Sensing net revenue for the three months ended March 31, 2015 increased $196.6 million, or 49.8%, to $591.3 million from $394.6 million for the three months ended March 31, 2014. The increase in Performance Sensing net revenue was primarily composed of 49.5% growth due to the impact of acquisitions in 2014, including DeltaTech in the third quarter of 2014 and Schrader in the fourth quarter of 2014, and 3.1% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange), partially offset by a 2.8% decline due to changes in foreign currency exchange rates, particularly the Euro. The growth in organic revenue was primarily driven by growth in content (including the offsetting impact of product obsolescence, primarily in the occupant weight sensing application). In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drives the need for advancements in engine management and safety features that in turn lead to greater demand for our sensors. The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflect the ongoing evolution and impact of new regulations including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia.  Organic revenue also includes the impact of a 2.5% reduction due to pricing.
Sensing Solutions net revenue for the three months ended March 31, 2015 increased $2.5 million, or 1.6%, to $159.4 million from $157.0 million for the three months ended March 31, 2014. The increase in Sensing Solutions net revenue was primarily composed of 4.7% growth due to the impact of the Magnum acquisition in the second quarter of 2014, partially offset by a 1.7% decline due to changes in foreign currency exchange rates, particularly the Euro, and a 1.4% decline in organic revenue.
Cost of revenue. Cost of revenue for the three months ended March 31, 2015 and March 31, 2014 was $506.6 million (67.5% of net revenue) and $357.2 million (64.8% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to the dilutive effect of acquisitions, the impact of reduced pricing to our customers, and changes in our product mix, partially offset by favorable foreign currency exchange rates, particularly the Euro. Regarding the dilutive effect of acquisitions, we anticipate that cost of revenue as a percentage of net revenue will decline towards levels more consistent with our historical results as we continue to integrate these acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition, however the integration of Schrader is anticipated to take up to three years, due to its size and scope.
Research and development expense. Research and development ("R&D") expense for the three months ended March 31, 2015 and March 31, 2014 was $30.7 million (4.1% of net revenue) and $17.7 million (3.2% of net revenue), respectively. The increase in R&D expense as a percentage of revenue was primarily due to continued investment to support new platform and technology developments with our customers in order to drive future revenue growth, and investment related to acquired businesses. R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2015 and March 31, 2014 was $64.4 million (8.6% of net revenue) and $44.7 million (8.1% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. SG&A expense increased primarily due to SG&A of acquired businesses of $18.4 million and increased compensation related to selling and administrative headcount.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2015 and March 31, 2014 was $45.8 million and $32.0 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized between the first quarter of 2015 and the first quarter of 2014. For further discussion of intangible assets related to our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended March 31, 2015 and March 31, 2014 were $0.7 million and $0.9 million, respectively. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the three months ended March 31, 2015 and March 31, 2014 was $34.8 million and $23.2 million, respectively. Interest expense increased primarily as a result of the issuance of new debt related to the acquisition of Schrader in the fourth quarter of 2014.
Other, net. Other, net for the three months ended March 31, 2015 and March 31, 2014 was a loss of $21.8 million and a gain of $0.5 million, respectively. Other, net for the three months ended March 31, 2015 consisted primarily of losses of $19.6 million incurred in connection with our recent financing transactions and currency remeasurement losses on net monetary assets of $5.7 million (compared to losses of $0.6 million for the three months ended March 31, 2014), partially offset by gains on foreign currency forward contracts of $4.7 million (compared to losses of $0.2 million for the three months ended March 31, 2014).

Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the losses related to our debt financing transactions.
Provision for income taxes. Provision for income taxes for the three months ended March 31, 2015 and March 31, 2014 was $10.5 million and $8.1 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences. For the three months ended March 31, 2014, deferred tax expense also included an $8.3 million deferred tax benefit due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition for which deferred tax liabilities were established related to the step-up of intangible assets for book purposes. In addition to the deferred tax benefit recorded in the first quarter of 2014, the change in the provision for income taxes was due to a change in the amount and distribution of income recorded in profitable jurisdictions, and the impact of changes in foreign currency exchange rates.
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
Liquidity and Capital Resources
We held cash and cash equivalents of $195.6 million and $211.3 million at March 31, 2015 and December 31, 2014, respectively, of which $45.9 million and $65.7 million, respectively, was held in the Netherlands, $30.4 million and $21.3 million, respectively, was held by U.S. subsidiaries, and $119.3 million and $124.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2015 and March 31, 2014. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Amount in millions)	March 31, 2015	March 31, 2014
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$129.1	$119.4
Changes in operating assets and liabilities, net of effects of acquisitions	(26.0)	(14.0)
Operating activities	103.1	105.4
Investing activities	(35.0)	(83.2)
Financing activities	(83.9)	(6.1)
Net change	$(15.7)	$16.2
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2015 and March 31, 2014 was $103.1 million and $105.4 million, respectively. Net cash provided by operating activities for the three months ended March 31, 2015 included $14.7 million of interest paid on the 6.5% Senior Notes validly tendered in connection with the cash tender offer. Had we not refinanced the 6.5% Senior Notes during the first quarter of 2015, this interest would have been paid in the second quarter of 2015. The remaining change in net cash provided by operating activities is due primarily to an increase in net income adjusted for non-cash items for the three months ended March 31, 2015 versus the corresponding period in the prior year.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2015 and March 31, 2014 was $35.0 million and $83.2 million, respectively, which included $37.9 million and $27.3 million, respectively, in capital expenditures. For the three months ended March 31, 2014, net cash used in investing activities also included $58.3 million in acquisition payments, net of cash received.
Refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the cash used for acquisitions. The increase in capital expenditures primarily relates to investments associated with increasing our manufacturing capacity. In 2015, we anticipate capital expenditures of approximately $175 million to $200 million, which we anticipate will be funded with cash flows from operations.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2015 and March 31, 2014 was $83.9 million and $6.1 million, respectively. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $768.6 million in payments on debt, partially offset by $700.0 million of proceeds from the issuance and sale of the 5.0% senior notes due 2025 (the "5.0% Senior Notes"). The cash payments on debt consisted of $633.3 million (including $12.4 million in premiums) paid on our 6.5% senior notes due 2019 (the "6.5% Senior Notes"), $75.0 million paid on the Original Term Loan, as well as $55.0 million paid on our $350.0 million revolving credit facility (the "Revolving Credit Facility"), along with regularly scheduled debt payments.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2015, we had $2,796.6 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of March 31, 2015 is as follows:

March 31, 2015
Original Term Loan	$393,120
Incremental Term Loan	597,000
6.5% Senior Notes	79,130
4.875% Senior Notes	500,000
5.625% Senior Notes	400,000
5.0% Senior Notes	700,000
Revolving Credit Facility	75,000
Other debt	259
Less: discount	(18,567)
Less: current portion	(165,143)
Long-term debt, net of discount, less current portion	$2,560,799

Capital lease and other financing obligations	$52,042
Less: current portion	(4,888)
Capital lease and other financing obligations, less current portion	$47,154
On March 26, 2015, Sensata Technologies B.V. ("STBV") completed a series of financing transactions including the settlement of $620.9 million of STBV's $700.0 million aggregate principal amount of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer which commenced on March 19, 2015, the issuance and sale of $700.0 million aggregate principal amount of the 5.0% Senior Notes, and the entry into the fifth amendment to our existing credit agreement dated as of May 12, 2011.
Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details on our financing transactions in the first quarter of 2015.

As of March 31, 2015, there was $268.7 million of availability under the Revolving Credit Facility, net of $6.3 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Capital Resources:
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the senior secured credit facilities (the "Senior Secured Credit Facilities") issued under a credit agreement dated May 12, 2011 (the "Credit Agreement"). We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2015, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service (including $79.1 million to redeem the remaining 6.5% Senior Notes that were not validly tendered) for at least the next twelve months.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under our term loans. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our term loans upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). The Credit Agreement requires that the proceeds of such mandatory prepayments be applied first to the tranche of term loans with the earliest maturity. These provisions were not triggered during the quarter ended March 31, 2015.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 23, 2015, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the 6.5% Senior Notes, the 4.875% senior notes due 2023 (the "4.875% Senior Notes"), the 5.625% senior notes due 2024 (the "5.625% Senior Notes"), and the 5.0% Senior Notes, the Original Term Loan, the Incremental Term Loan, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash flows from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the three months ended March 31, 2015, we did not repurchase any ordinary shares under the program. At March 31, 2015, $74.7 million remained available for share repurchase under the program.
As discussed in Note 8, "Debt," of our Annual Report on Form 10-K for the year ended December 31, 2014, the Credit Agreement and indentures under which our senior notes were issued, contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and indentures, were taken into consideration in establishing our initial and amended share repurchase programs, and are evaluated periodically with respect to future potential funding. We do not believe that the covenants described above will prevent us from funding share repurchases under our share repurchase program with available cash and cash flows from operations, should we decide to do so. As of March 31, 2015, we were in compliance with all the covenants and default provisions under our credit arrangements.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. If we had adopted this standard in the first quarter of 2015, the result would have been the reclassification of $30.2 million and $29.1 million as of March 31, 2015 and December 31, 2014, respectively, from deferred financing costs to long-term debt in our condensed consolidated balance sheets. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2015, there have been no significant changes to our market risk since December 31, 2014.
For a discussion of market risk affecting us, refer to Part II, Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). Process was served on our agent on March 25, 2015 and received by us on March 27, 2015. The lawsuit alleges that faulty valve stems were used in Schrader tire pressure monitoring sensors installed on Chrysler vehicles model years 2007 through 2014. It alleges breach of warranty, unjust enrichment, and violations of the Michigan consumer protection act and the federal Magnuson-Moss warranty act, and is seeking compensatory and punitive damages. Both the size of the class and the damages sought are unspecified. We have received an extension for filing an answer, which is now due May 15, 2015. We do not believe a loss is probable, and accordingly, as of March 31, 2015, we have not recorded an accrual related to this matter.
Additional information regarding legal proceedings is discussed in Part I, Item 3—“Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

4.1
Indenture, dated as of March 26, 2015, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2015).

4.2	Form of 5.000% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on April 1, 2015) (included as Exhibit A to Exhibit 4.1 thereof).

10.1
Amendment No. 5 to Credit Agreement, dated as of March 26, 2015, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2015
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)