Form 10-Q
period 2015-06-30
Sensata Technologies Holding N.V.
filed 2015-07-28
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 15, 2015, 170,112,914 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$226,795	$211,329
Accounts receivable, net of allowances of $9,551 and $10,364 as of June 30, 2015 and December 31, 2014, respectively	499,101	444,852
Inventories	332,648	356,364
Deferred income tax assets	17,110	15,301
Prepaid expenses and other current assets	116,813	90,918
Total current assets	1,192,467	1,118,764
Property, plant and equipment, at cost	1,064,365	975,543
Accumulated depreciation	(435,261)	(386,059)
Property, plant and equipment, net	629,104	589,484
Goodwill	2,429,537	2,424,795
Other intangible assets, net of accumulated amortization of $1,317,183 and $1,226,299 as of June 30, 2015 and December 31, 2014, respectively	823,673	910,774
Deferred income tax assets	14,939	16,750
Deferred financing costs	27,733	29,102
Other assets	19,522	26,940
Total assets	$5,136,975	$5,116,609
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$144,532	$145,979
Accounts payable	297,356	287,800
Income taxes payable	13,878	7,516
Accrued expenses and other current liabilities	226,712	222,781
Deferred income tax liabilities	12,546	13,430
Total current liabilities	695,024	677,506
Deferred income tax liabilities	371,961	362,738
Pension and post-retirement benefit obligations	33,157	35,799
Capital lease and other financing obligations, less current portion	46,100	45,113
Long-term debt, net of discount, less current portion	2,556,397	2,650,744
Other long-term liabilities	30,009	41,817
Commitments and contingencies
Total liabilities	3,732,648	3,813,717
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of June 30, 2015 and December 31, 2014	2,289	2,289
Treasury shares, at cost, 8,324 and 9,120 shares as of June 30, 2015 and December 31, 2014, respectively	(335,488)	(365,272)
Additional paid-in capital	1,618,163	1,610,390
Retained earnings	126,721	67,233
Accumulated other comprehensive loss	(7,358)	(11,748)
Total shareholders’ equity	1,404,327	1,302,892
Total liabilities and shareholders’ equity	$5,136,975	$5,116,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenue	$770,445	$575,853	$1,521,130	$1,127,447
Operating costs and expenses:
Cost of revenue	517,875	368,446	1,024,508	725,645
Research and development	31,242	18,492	61,978	36,156
Selling, general and administrative	73,008	50,638	137,404	95,310
Amortization of intangible assets	45,075	32,561	90,884	64,577
Restructuring and special charges	10,089	1,740	10,809	2,605
Total operating costs and expenses	677,289	471,877	1,325,583	924,293
Profit from operations	93,156	103,976	195,547	203,154
Interest expense, net	(31,562)	(23,306)	(66,323)	(46,510)
Other, net	(12,085)	3,932	(33,842)	4,470
Income before taxes	49,509	84,602	95,382	161,114
Provision for income taxes	8,609	20,709	19,127	28,848
Net income	$40,900	$63,893	$76,255	$132,266
Basic net income per share:	$0.24	$0.37	$0.45	$0.77
Diluted net income per share:	$0.24	$0.37	$0.44	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$40,900	$63,893	$76,255	$132,266
Other comprehensive (loss)/income, net of tax:
Deferred (loss)/gain on derivative instruments, net of reclassifications	(17,132)	1,888	4,372	4,053
Defined benefit and retiree healthcare plans	407	(129)	18	(200)
Other comprehensive (loss)/income	(16,725)	1,759	4,390	3,853
Comprehensive income	$24,175	$65,652	$80,645	$136,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$76,255	$132,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,808	30,209
Amortization of deferred financing costs and discounts	3,231	2,386
Currency remeasurement (gain)/loss on debt	(654)	49
Share-based compensation	7,581	6,351
Loss on debt financing	25,538	—
Amortization of inventory step-up to fair value	—	907
Amortization of intangible assets	90,884	64,577
Deferred income taxes	6,844	16,695
Gains from insurance proceeds	—	(2,417)
Unrealized loss/(gain) on hedges and other non-cash items	2,335	(4,053)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(54,385)	(49,044)
Inventories	23,682	(30,796)
Prepaid expenses and other current assets	(16,461)	4,444
Accounts payable and accrued expenses	(4,312)	43,381
Income taxes payable	6,362	1,894
Other	(3,509)	526
Net cash provided by operating activities	212,199	217,375
Cash flows from investing activities:
Acquisition of Schrader, net of cash received	(958)	—
Other acquisitions, net of cash received	3,881	(117,085)
Additions to property, plant and equipment and capitalized software	(86,801)	(67,199)
Insurance proceeds	—	2,417
Proceeds from the sale of assets	—	5,467
Net cash used in investing activities	(83,878)	(176,400)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	13,266	11,197
Proceeds from issuance of debt	1,795,120	35,000
Payments on debt	(1,892,263)	(39,291)
Repurchase of ordinary shares from SCA	—	(169,680)
Payments to repurchase ordinary shares	(50)	(11,459)
Payments of debt issuance costs	(28,928)	—
Net cash used in financing activities	(112,855)	(174,233)
Net change in cash and cash equivalents	15,466	(133,258)
Cash and cash equivalents, beginning of period	211,329	317,896
Cash and cash equivalents, end of period	$226,795	$184,638
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
Sensata Technologies Holding is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, the U.K., and the U.S. We organize our operations into the Performance Sensing and Sensing Solutions businesses.
In the fourth quarter of 2014, we realigned our segments as a result of organizational changes to better allocate our resources to support our ongoing business strategy. Refer to Note 14, "Segment Reporting," for further discussion of this realignment. The discussion below, relating to our Performance Sensing and Sensing Solutions businesses, reflects this realignment.
Our Performance Sensing business is a manufacturer of pressure, temperature, speed, position, and force sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization) and heavy on- and off-road vehicles ("HVOR"). These products help improve performance, for example by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example by improving the stability control of the vehicle and reducing vehicle emissions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable 2014 periods necessarily representative of those actually experienced for the full year 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. As of June 30, 2015 and December 31, 2014, we had deferred financing costs of $27.7 million and $29.1 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the second quarter of 2015. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
3. Inventories
The components of inventories as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Finished goods	$133,968	$127,407
Work-in-process	61,722	69,218
Raw materials	136,958	159,739
Total	$332,648	$356,364

4. Shareholders' Equity
Treasury Shares
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. The share repurchase program may be modified or terminated by our Board of Directors at any time.
We did not repurchase any ordinary shares under this program during the six months ended June 30, 2015.
During the six months ended June 30, 2014, we repurchased 4.3 million ordinary shares for an aggregate purchase price of approximately $181.1 million, at a weighted-average price of $42.21 per ordinary share. Of the ordinary shares repurchased, 4.0 million were repurchased from Sensata Investment Company S.C.A. ("SCA") in a private, non-underwritten transaction, concurrent with the closing of our secondary offering completed in May 2014, at $42.42 per ordinary share, which was equal to the price paid by the underwriters.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the six months ended June 30, 2015 and June 30, 2014, we reissued 0.8 million million and 0.7 million treasury shares, respectively, as part of our share-based compensation programs. During the six months ended June 30, 2015, in connection with our treasury share reissuances, we recognized a loss of $16.8 million that was recorded in Retained earnings.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2015:

	Deferred Gain on Derivative Instruments, Net of Reclassifications	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$17,578	$(29,326)	$(11,748)
Other comprehensive income before reclassifications	21,090	—	21,090
Amounts reclassified from accumulated other comprehensive loss	(16,718)	18	(16,700)
Net current period other comprehensive income	4,372	18	4,390
Balance as of June 30, 2015	$21,950	$(29,308)	$(7,358)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the six months ended
Component	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$—	$415	$—	$740	Interest expense (1)
Foreign currency forward contracts	(14,741)	2,797	(25,542)	4,721	Net revenue (1)
Foreign currency forward contracts	1,725	(217)	3,244	(299)	Cost of revenue (1)
	(13,016)	2,995	(22,298)	5,162	Total before tax
	3,260	(750)	5,580	(1,292)	Provision for income taxes
	$(9,756)	$2,245	$(16,718)	$3,870	Net of tax

Defined benefit and retiree healthcare plans	$677	$(103)	$310	$(186)	Various (2)
	(270)	(26)	(292)	(14)	Provision for income taxes
	$407	$(129)	$18	$(200)	Net of tax
(1) See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.
(2) Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, Selling, general and administrative ("SG&A"), and Restructuring and special charges line items in the condensed consolidated statements of operations. The amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

5. Restructuring and Special Charges
The following tables present costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three and six months ended June 30, 2015 and June 30, 2014:

	For the three months ended June 30, 2015				For the three months ended June 30, 2014
	2011 Plan	Other	Special Charges	Total	2011 Plan	Other	Special Charges	Total
Restructuring and special charges	$—	$10,089	$—	$10,089	$(68)	$1,808	$—	$1,740
Other, net	—	381	—	381	(3)	—	—	(3)
Cost of revenue	—	—	—	—	—	—	(1,655)	(1,655)
Total	$—	$10,470	$—	$10,470	$(71)	$1,808	$(1,655)	$82

	For the six months ended June 30, 2015				For the six months ended June 30, 2014
	2011 Plan	Other	Special Charges	Total	2011 Plan	Other	Special Charges	Total
Restructuring and special charges	$—	$10,809	$—	$10,809	$(198)	$2,803	$—	$2,605
Other, net	—	(683)	—	(683)	—	—	—	—
Cost of revenue	—	—	—	—	—	—	(4,072)	(4,072)
Total	$—	$10,126	$—	$10,126	$(198)	$2,803	$(4,072)	$(1,467)

The "other" restructuring charges of $10.1 million and $10.8 million recognized during the three and six months ended June 30, 2015, respectively, consist primarily of costs associated with the termination of a limited number of employees in various locations throughout the world and severance charges recorded in connection with acquired businesses, including $4.0 million of severance charges related to the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition. Additional charges related to the closing of this facility are not recorded in Restructuring and special charges, and are discussed below in Exit and Disposal Activities.
The following table outlines the changes to the restructuring liability associated with the severance portion of our "other" actions during the six months ended June 30, 2015:

Severance
Balance at December 31, 2014	$19,914
Charges	9,782
Payments	(5,546)
Impact of changes in foreign currency exchange rates	(683)
Balance at June 30, 2015	$23,467
The "other" restructuring charges of $1.8 million and $2.8 million recognized during the three and six months ended June 30, 2014 consist primarily of severance charges recorded in connection with acquired businesses.
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

Exit and Disposal Activities
During the three months ended June 30, 2015, we decided to close our manufacturing facility in Brazil that was part of the Schrader acquisition. In connection with this closing, and in addition to the $4.0 million of severance charges recorded in the Restructuring and special charges line of our condensed consolidated statements of operations as discussed above, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including Property, plant and equipment and Inventory. These charges are not included in the restructuring and special charges table above.
6. Debt
Our debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Original Term Loan	$—	$469,308
Incremental Term Loan	—	598,500
Sixth Amendment Term Loan	987,645	—
6.5% Senior Notes	—	700,000
4.875% Senior Notes	500,000	500,000
5.625% Senior Notes	400,000	400,000
5.0% Senior Notes	700,000	—
Revolving Credit Facility	130,000	130,000
Other debt	208	2,153
Less: discount	(21,347)	(6,312)
Less: current portion	(140,109)	(142,905)
Long-term debt, net of discount, less current portion	$2,556,397	$2,650,744

Capital lease and other financing obligations	$50,523	$48,187
Less: current portion	(4,423)	(3,074)
Capital lease and other financing obligations, less current portion	$46,100	$45,113
On May 11, 2015, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies B.V. ("STBV"), Sensata Technologies Finance Company, LLC (collectively with STBV, the "Borrowers"), and Sensata Technologies Intermediate Holding B.V., entered into an amendment (the “Sixth Amendment") of our existing credit agreement dated as of May 12, 2011 (the "Credit Agreement").
Pursuant to the Sixth Amendment, the Original Term Loan (the term loan facility entered into in May 2011 in connection with the execution of the Credit Agreement) and the Incremental Term Loan (the $600.0 million term loan facility provided for by the third amendment to the Credit Agreement, and together with the Original Term Loan, the "Existing Term Loans") were prepaid in full, and a new term loan (the “Sixth Amendment Term Loan”) was entered into in an aggregate principal amount equal to the sum of the outstanding balances of the Existing Term Loans. The maturity date of the Sixth Amendment Term Loan is October 14, 2021. Principal payments on the Sixth Amendment Term Loan are due in quarterly installments on the last business day of each of March, June, September, and December, commencing on June 30, 2015, in an amount equal to 0.25% of the original aggregate principal amount of the Sixth Amendment Term Loan, with the balance due on the maturity date.
Also, pursuant to the Sixth Amendment, the applicable margins for the Sixth Amendment Term Loan are set at 1.25% and 2.25% for Base Rate loans and Eurodollar Rate loans, respectively, subject to a 1.75% Base Rate floor and a 0.75% Eurodollar Rate floor. Base Rate loans and Eurodollar Rate loans are defined in the Sixth Amendment. The Sixth Amendment Term Loan is subject to a repricing prepayment premium of 1.0% if there is a repricing event that occurs prior to May 11, 2016. The Sixth Amendment Term Loan was offered at 99.75% of par.
On March 26, 2015, STBV completed a series of financing transactions (the "Financing Transactions"), including the settlement of $620.9 million of STBV's $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5%

Senior Notes") that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015 (the "Tender Offer"), the issuance and sale of $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and the entry into the fifth amendment to the Credit Agreement (the "Fifth Amendment"). On April 29, 2015, STBV redeemed the remaining $79.1 million principal amount of 6.5% Senior Notes (the "Redemption").
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
5.0% Senior Notes
The 5.0% Senior Notes were issued under an indenture dated March 26, 2015 (the "5.0% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the guarantors. The 5.0% Senior Notes were offered at par. Interest on the 5.0% Senior Notes is payable semi-annually on April 1 and October 1 of each year, with the first payment to be made on October 1, 2015. Our obligations under the 5.0% Senior Notes are guaranteed by all of STBV's subsidiaries that guarantee STBV's obligations under its existing senior secured credit facilities issued under the Credit Agreement (the “Senior Secured Credit Facilities”), except for Sensata Technologies Finance Company, LLC, a finance subsidiary of STBV and a borrower under the Senior Secured Credit Facilities. The 5.0% Senior Notes and the guarantees are senior unsecured obligations of STBV and the guarantors and rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the guarantors, including the 4.875% senior notes due 2023 (the "4.875% Senior Notes") and the 5.625% senior notes due 2024 (the "5.625% Senior Notes").
At any time, and from time to time, STBV may redeem some or all of the 5.0% Senior Notes at a redemption price equal to 100% of the principal amount of the 5.0% Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, plus the "make-whole” premium set forth in the 5.0% Senior Notes Indenture. If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 5.0% Senior Notes or the guarantees, STBV may redeem the notes in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and Additional Amounts (as defined in the Indenture), if any, to, but excluding, the date of redemption. If STBV experiences certain change of control events, STBV will be required to make an offer to purchase the 5.0% Senior Notes then outstanding at a purchase price equal to 101% of the principal amount of the 5.0% Senior Notes on the date of purchase, plus accrued and unpaid interest, if any, to the repurchase date.
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
Revolving Credit Facility
As of June 30, 2015, there was $213.7 million of availability under the Revolving Credit Facility, net of $6.3 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Accounting for Debt Transactions
In accounting for the Sixth Amendment, the Financing Transactions, and the Redemption (together the "Transactions"), we applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting.
As required by ASC 470-50, in the event that individual creditors invested in both our existing debt (the Existing Term Loans or the 6.5% Senior Notes) and our new debt (the Sixth Amendment Term Loan or the 5.0% Senior Notes), we determined whether the terms of the debt were substantially different, and if so, applied extinguishment accounting. If the terms were not substantially different, modification accounting was applied. For holders of our existing debt who did not invest in the new debt, we applied extinguishment accounting. Borrowings associated with holders of the new debt that were not holders of the existing debt were accounted for as new issuances.
During the three and six months ended June 30, 2015, we recorded a loss of $6.0 million and $25.5 million, respectively, to Other, net, primarily related to the Transactions, which is composed of fees paid to creditors of $0.9 million and $13.3 million, respectively, costs incurred with third parties of $2.1 million and $5.9 million, respectively, and the remainder primarily related to the write-off of unamortized deferred financing fees and original issue discount.
Debt Maturities
The final maturity of the Revolving Credit Facility is March 26, 2020. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Sixth Amendment Term Loan is October 14, 2021. The Sixth Amendment Term Loan must be repaid in full on or prior to this date. The 4.875% Senior Notes, the 5.625% Senior Notes, and the 5.0% Senior Notes mature on October 15, 2023, November 1, 2024, and October 1, 2025, respectively.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, accrued interest totaled $22.4 million and $22.6 million, respectively.
7. Income Taxes
We recorded a Provision for income taxes for the three months ended June 30, 2015 and June 30, 2014 of $8.6 million and $20.7 million, respectively, and for the six months ended June 30, 2015 and June 30, 2014 of $19.1 million and $28.8 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses. The provision for income taxes for the six months ended June 30, 2014 included an $8.3 million benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition, for which deferred tax liabilities were established related to the step-up of acquired intangible assets for book purposes.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2015 and June 30, 2014 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$—	$—	$23	$33	$713	$636	$736	$669
Interest cost	374	446	63	86	269	265	706	797
Expected return on plan assets	(643)	(614)	—	—	(223)	(220)	(866)	(834)
Amortization of net loss/(gain)	124	55	84	129	(16)	46	192	230
Amortization of prior service credit	—	—	(334)	(333)	(9)	—	(343)	(333)
Loss on settlement	—	—	—	—	293	—	293	—
Loss on curtailment	—	—	—	—	535	—	535	—
Net periodic benefit cost	$(145)	$(113)	$(164)	$(85)	$1,562	$727	$1,253	$529
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2015 and June 30, 2014 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$—	$—	$51	$66	$1,494	$1,230	$1,545	$1,296
Interest cost	761	896	132	173	543	528	1,436	1,597
Expected return on plan assets	(1,307)	(1,225)	—	—	(450)	(439)	(1,757)	(1,664)
Amortization of net loss	232	131	180	258	(244)	91	168	480
Amortization of prior service credit	—	—	(668)	(666)	(18)	—	(686)	(666)
Loss on settlement	—	—	—	—	293	—	293	—
Loss on curtailment	—	—	—	—	535	—	535	—
Net periodic benefit cost	$(314)	$(198)	$(305)	$(169)	$2,153	$1,410	$1,534	$1,043
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	$1,981	$2,328	$3,655	$3,950
Restricted securities	2,413	1,438	3,926	2,401
Total share-based compensation expense	$4,394	$3,766	$7,581	$6,351

Share-Based Compensation Awards
We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2015:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	281	$18.17	25% per year over four years
Directors	72	$17.05	1 year
We granted the following restricted securities under the 2010 Equity Plan during the six months ended June 30, 2015:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	272	$56.88
Of the restricted securities granted during the six months ended June 30, 2015, 128 were performance based securities that cliff vest in 2018. The number of these performance based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0.0% and 172.5% of the number of securities granted. The remaining restricted securities granted during the six months ended June 30, 2015 are non-performance based restricted securities that vest on various dates between February 2017 and May 2018.
Option Exercises
During the six months ended June 30, 2015, 790 stock options were exercised, all of which were settled with shares reissued from treasury.
10. Commitments and Contingencies
Off-Balance Sheet Commitments
We execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions, such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and financial matters. Performance under these indemnifications would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, we have experienced only immaterial and irregular losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued.
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
Intellectual Property and Product Liability Indemnification: We routinely sell products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, we have had only immaterial and irregular losses associated with these indemnifications. Consequently, any future liabilities resulting from these indemnifications cannot reasonably be estimated or accrued.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors and Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of June 30, 2015.
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
As of June 30, 2015, we were a defendant in nine lawsuits in which plaintiffs have alleged property damage and, in some of the cases, various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however three plaintiffs have submitted demands in amounts ranging from $0.1 million to $0.4 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through June 30, 2015. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, Sensata Technologies B.V. and Sensata Technologies Italia, were defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleged defects in one of our electromechanical control products. The plaintiffs had alleged €5.0 million in damages. On July 3, 2015, the parties entered into a settlement agreement to end the litigation, under which Sensata will pay €1.0 million to the plaintiffs. As of June 30, 2015, we have recorded an accrual of $1.1 million, reflecting the agreed upon settlement amount.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, a second customer alleged similar defects. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to the first customer in the amount of $0.7 million. In the second quarter of 2015, we settled with the second customer for an immaterial amount. We continue to work towards a final resolution of the open matter and consider a loss to be probable. As of June 30, 2015, we have recorded an accrual related to the open matter of $0.7 million, representing our best estimate of the potential loss.
U.S. Automaker: A U.S. automaker has alleged non-safety related defects in certain of our sensor products installed in its vehicles from 2009 through 2011. In January 2015, the customer informed us that future repairs may involve up to 150,000 vehicles over an estimated ten-year period, and that it would seek reimbursement of these costs (or a portion thereof). On March 26, 2015, we entered into a settlement agreement with the customer in which we agreed to reimburse it for 50% of its future costs, with a maximum contribution by us of $4.0 million. As of June 30, 2015, based on the projected repairs anticipated, we have recorded an accrual at the maximum of $4.0 million related to this matter.

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
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. Yukwang filed an appeal of that decision on October 14, 2014, which is being heard by the Seoul High Court (an intermediate appellate court). The Seoul High Court held a first hearing on the appeal on March 10, 2015 and a second hearing on May 26, 2015. A decision is expected by the Seoul High Court in the third quarter of 2015. On April 24, 2015, the KIPT issued a decision in our favor, finding the patent to be invalid. Yukwang has appealed this decision. We continue to vigorously defend ourselves in these actions, which are now on appeal by Yukwang.
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
We are responding to these various actions by Yukwang. We do not believe that a loss is probable, and as of June 30, 2015, we have not recorded an accrual for these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the Tax Department of the State of São Paulo, Brazil (the “São Paulo Tax Department”), which is claiming underpayment of state taxes. The total amount claimed is approximately $25.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of June 30, 2015, we have not recorded an accrual for this matter.
Bridgestone: We are involved in patent litigation with Bridgestone Americas Tire Operations, LLC (“Bridgestone”) in both the United States and Germany.
On May 2, 2013, Bridgestone filed a lawsuit, Bridgestone Americas Tire Operations, LLC v. Schrader-Bridgeport International, Inc., Case No. 1:13-cv-00763, in the U.S. District Court for the District of Delaware, alleging that Schrader-Bridgeport International, Inc. d/b/a Schrader International, Inc., Schrader Electronics Ltd., and Schrader Electronics, Inc. (collectively, “Schrader Electronics”) infringed on certain of its patents (U.S. Patent Numbers 5,562,787, 6,630,885, and 7,161,476) concerning original equipment and original equipment replacement tire pressure monitoring sensors ("TPMS"). Bridgestone is seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patents, or from inducing others to infringe any claim of the asserted patents; judgment for money damages, interest, costs, and other damages; and the award of a compulsory ongoing licensing fee. A trial was held in Wilmington, Delaware from June 1, 2015 through June 9, 2015. At the trial, Bridgestone claimed approximately $28.0 million in damages for past sales. On June 9, 2015, the jury announced its decision finding that the Bridgestone patents were valid but not infringed by Schrader Electronics. Bridgestone has stated an intention to appeal the non-infringement decision, but no such appeal has been filed to date.
On May 2, 2013, Bridgestone also filed a patent infringement lawsuit in Germany, Bridgestone Americas Tire Operations LLC v. Schrader International Inc., District Court Munich I, alleging that Schrader Electronics’ TPMS products sold in Germany are infringing on one of its German counterparts’ patents (the German part of European Patent Office patent No. 1309460 B1). On June 12, 2014, the German court rendered a judgment in favor of Bridgestone on the issue of infringement. We have filed an appeal of this decision and expect a hearing in October 2015. On May 25, 2015, we also filed a motion requesting stay of any enforcement of the first instance decision, pending the appeal. No hearing date has been set on this motion. Additionally, we have filed a nullity action in the German patent court seeking a finding of invalidity of the patent. A hearing on that matter is expected in the fourth quarter of 2015. Bridgestone is seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patent, or from inducing others to infringe any claim of the asserted patent; judgment for money damages for past sales since September 25, 2010, interest, costs, and other damages; and the award of compulsory ongoing licensing fees. The specific amounts claimed are unspecified.
We do not believe that a loss is probable, and as of June 30, 2015, we have not recorded an accrual for these matters.
Hassett Class Action Lawsuit: On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). The lawsuit alleges that faulty valve stems were used in Schrader TPMS installed on Chrysler vehicles model years 2007 through 2014. It alleges breach of warranty, unjust enrichment, and violations of the Michigan consumer protection act and the federal Magnuson-Moss warranty act, and is seeking compensatory and punitive damages. Both the size of the class and the damages sought are unspecified. The plaintiffs, now joined by an additional individual, have filed an amended complaint dated June 2, 2015. On July 23, 2015, along with Chrysler, we filed motions to dismiss. The court has scheduled a hearing on these motions for October 7, 2015. We do not believe a loss is probable, and as of June 30, 2015, we have not recorded an accrual related to this matter.
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

Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fell:

	June 30, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$44,830	$—	$—	$31,785	$—
Commodity forward contracts	—	19	—	—	114	—
Total	$—	$44,849	$—	$—	$31,899	$—
Liabilities
Foreign currency forward contracts	$—	$13,542	$—	$—	$9,656	$—
Commodity forward contracts	—	12,002	—	—	11,975	—
Total	$—	$25,544	$—	$—	$21,631	$—
The valuations of the foreign currency and commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign currency and commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, “Derivative Instruments and Hedging Activities,” under the captions “Hedges of Foreign Currency Risk" and "Hedges of Commodity Risk."
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of June 30, 2015 and December 31, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2014, we evaluated our goodwill for impairment using the qualitative method, and determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date. Also, as of October 1, 2014, we evaluated our indefinite-lived intangible assets (other than goodwill) for impairment using the quantitative method, and determined that the fair values of these indefinite-lived intangible assets exceeded their carrying values on that date. As of June 30, 2015, no events or changes in circumstances have occurred that would trigger the need for an additional impairment review.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Original Term Loan	$—	$—	$—	$—	$469,308	$—	$466,966	$—
Incremental Term Loan	$—	$—	$—	$—	$598,500	$—	$595,534	$—
Sixth Amendment Term Loan	$987,645	$—	$986,331	$—	$—	$—	$—	$—
6.5% Senior Notes	$—	$—	$—	$—	$700,000	$—	$730,660	$—
4.875% Senior Notes	$500,000	$—	$496,250	$—	$500,000	$—	$495,650	$—
5.625% Senior Notes	$400,000	$—	$415,500	$—	$400,000	$—	$415,000	$—
5.0% Senior Notes	$700,000	$—	$682,500	$—	$—	$—	$—	$—
Revolving Credit Facility	$130,000	$—	$122,936	$—	$130,000	$—	$128,250	$—
Other debt	$208	$—	$208	$—	$2,153	$—	$2,153	$—

(1)	The carrying value is presented excluding discount.
The fair values of our term loans and senior notes are primarily determined using observable prices in markets where these instruments are generally not traded on a daily basis. The fair value of the Revolving Credit Facility is calculated as the present value of the difference between the contractual spread on the loan and the estimated replacement credit spread using the current outstanding balance on the loan projected to the loan maturity.
Cash and cash equivalents, trade receivables, and trade payables are carried at their cost, which approximates fair value, because of their short-term nature.
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We currently only utilize cash flow hedges.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Refer to Note 4, "Shareholders' Equity," for more details on the reclassification of amounts from Accumulated other comprehensive loss into earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings.

We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of June 30, 2015 and December 31, 2014, we had posted no cash collateral.
Hedges of Interest Rate Risk
On August 12, 2014, our interest rate cap, a portion of which was designated as a cash flow hedge of floating interest payments on the Original Term Loan, matured. As a result, we had no interest rate derivatives outstanding during the six months ended June 30, 2015.
Our objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the six months ended June 30, 2014, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
For the three and six months ended June 30, 2014, we recorded no ineffectiveness in earnings related to these hedges, and no amounts were excluded from the assessment of effectiveness.
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements.
For the three and six months ended June 30, 2015 and June 30, 2014, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of June 30, 2015, we estimate that $29.0 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending June 30, 2016.

As of June 30, 2015, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
403.1 EUR	Various from October 2013 to May 2015	Various from August 2015 to December 2017	Euro to U.S. Dollar Exchange Rate	1.20 USD	Designated
76.4 EUR	Various from October 2013 to June 2015	July 31, 2015	Euro to U.S. Dollar Exchange Rate	1.17 USD	Non-designated
97.0 CNY	June 25, 2015	July 31, 2015	U.S. Dollar to Chinese Renminbi Exchange Rate	6.13 CNY	Non-designated
644.0 JPY	June 26, 2015	July 31, 2015	U.S. Dollar to Japanese Yen Exchange Rate	123.76 JPY	Non-designated
46,500.0 KRW	Various from March 2014 to May 2015	Various from August 2015 to December 2017	U.S. Dollar to Korean Won Exchange Rate	1,081.54 KRW	Designated
26,900.0 KRW	Various from March 2014 to June 2015	July 31, 2015	U.S. Dollar to Korean Won Exchange Rate	1,106.00 KRW	Non-designated
105.8 MYR	Various from January 2014 to June 2015	Various from August 2015 to December 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.61 MYR	Designated
32.1 MYR	Various from January 2014 to June 2015	July 31, 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.68 MYR	Non-designated
1,406.6 MXN	Various from January 2014 to May 2015	Various from August 2015 to December 2017	U.S. Dollar to Mexican Peso Exchange Rate	14.86 MXN	Designated
112.2 MXN	Various from January 2014 to June 2015	July 31, 2015	U.S. Dollar to Mexican Peso Exchange Rate	14.27 MXN	Non-designated
57.7 GBP	Various from October 2014 to May 2015	Various from August 2015 to December 2017	Pound Sterling to U.S. Dollar Exchange Rate	1.54 USD	Designated
8.6 GBP	Various from October 2014 to June 2015	July 31, 2015	Pound Sterling to U.S. Dollar Exchange Rate	1.57 USD	Non-designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of June 30, 2015:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	2,009,198 troy oz.	July 2015 - December 2017	$17.99
Gold	14,331 troy oz.	July 2015 - December 2017	$1,260.20
Nickel	595,887 pounds	July 2015 - December 2017	$7.03
Aluminum	5,845,866 pounds	July 2015 - December 2017	$0.89
Copper	10,174,311 pounds	July 2015 - December 2017	$2.92
Platinum	8,252 troy oz.	July 2015 - December 2017	$1,292.55
Palladium	1,333 troy oz.	July 2015 - December 2017	$780.14
Zinc	1,155,002 pounds	July 2015 - October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$34,545	$24,097	Accrued expenses and other current liabilities	$9,104	$6,332
Foreign currency forward contracts	Other assets	5,398	5,163	Other long-term liabilities	3,385	2,210
Total		$39,943	$29,260		$12,489	$8,542
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$7	$107	Accrued expenses and other current liabilities	$10,311	$10,591
Commodity forward contracts	Other assets	12	7	Other long-term liabilities	1,691	1,384
Foreign currency forward contracts	Prepaid expenses and other current assets	4,887	2,525	Accrued expenses and other current liabilities	1,053	1,114
Total		$4,906	$2,639		$13,055	$13,089
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 11, "Fair Value Measures," for more detail on these measurements.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2015 and June 30, 2014:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest rate caps	$—	$—	Interest expense	$—	$(415)
Foreign currency forward contracts	$(13,113)	$(1,433)	Net revenue	$14,741	$(2,797)
Foreign currency forward contracts	$3,277	$958	Cost of revenue	$(1,725)	$217

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain on Derivatives Recognized in Income		Location of (Loss)/Gain on Derivatives Recognized in Income
	June 30, 2015	June 30, 2014
Commodity forward contracts	$(4,710)	$4,214	Other, net
Foreign currency forward contracts	$(1,378)	$(853)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2015 and June 30, 2014:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest rate caps	$—	$—	Interest expense	$—	$(740)
Foreign currency forward contracts	$31,904	$(1,718)	Net revenue	$25,542	$(4,721)
Foreign currency forward contracts	$(3,784)	$1,962	Cost of revenue	$(3,244)	$299

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain on Derivatives Recognized in Income		Location of (Loss)/Gain on Derivatives Recognized in Income
	June 30, 2015	June 30, 2014
Commodity forward contracts	$(6,116)	$5,518	Other, net
Foreign currency forward contracts	$3,330	$(1,039)	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2015, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $26.3 million. As of June 30, 2015, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

13. Other, Net
Other, net consisted of the following for the three and six months ended June 30, 2015 and June 30, 2014:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Currency remeasurement (loss)/gain on net monetary assets	(60)	606	(5,728)	50
(Loss)/gain on commodity forward contracts	(4,710)	4,214	(6,116)	5,518
(Loss)/gain on foreign currency forward contracts	(1,378)	(853)	3,330	(1,039)
Loss on debt financing	(5,974)	—	(25,538)	—
Other	37	(35)	210	(59)
Total Other, net	$(12,085)	$3,932	$(33,842)	$4,470
14. Segment Reporting
Prior to the fourth quarter of 2014, our two reportable segments, Performance Sensing and Sensing Solutions, were organized based on product families included in each segment (sensor products in the Performance Sensing segment and control products in the Sensing Solutions segment). In the fourth quarter of 2014, we realigned our segments as a result of organizational changes that better allocate our resources to support our ongoing business strategy. The portion of the Performance Sensing segment that has historically served the HVAC and industrial end-markets (the industrial sensing product line) was moved to the Sensing Solutions segment because this segment is active in the end-markets that this product line serves, and has available resources and capacity to drive content growth in existing channels and systems. We have recast our reportable segments for each of the periods presented to reflect this change.
The realigned reportable segments are consistent with how management views the markets served by us and reflect the financial information that is reviewed by our chief operating decision maker. Our operating segments, Performance Sensing and Sensing Solutions, each of which is also a reportable segment, are businesses that we manage as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
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

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2015 and June 30, 2014 (recast to reflect our realigned segments):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenue:
Performance Sensing	$606,353	$400,847	$1,197,605	$795,473
Sensing Solutions	164,092	175,006	323,525	331,974
Total net revenue	$770,445	$575,853	$1,521,130	$1,127,447
Segment operating income (as defined above):
Performance Sensing	$153,008	$112,707	$296,880	$222,051
Sensing Solutions	52,117	53,945	101,335	101,968
Total segment operating income	205,125	166,652	398,215	324,019
Corporate and other	(56,805)	(28,375)	(100,975)	(53,683)
Amortization of intangible assets	(45,075)	(32,561)	(90,884)	(64,577)
Restructuring and special charges	(10,089)	(1,740)	(10,809)	(2,605)
Profit from operations	93,156	103,976	195,547	203,154
Interest expense, net	(31,562)	(23,306)	(66,323)	(46,510)
Other, net	(12,085)	3,932	(33,842)	4,470
Income before taxes	$49,509	$84,602	$95,382	$161,114
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2015 and June 30, 2014, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic weighted-average ordinary shares outstanding	170,007	170,748	169,747	171,413
Dilutive effect of stock options	1,416	1,980	1,491	1,942
Dilutive effect of unvested restricted securities	244	190	226	176
Diluted weighted-average ordinary shares outstanding	171,667	172,918	171,464	173,531
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and six months ended June 30, 2015 and June 30, 2014, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Anti-dilutive shares excluded	340	663	481	734
Contingently issuable shares excluded	477	381	387	357

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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$96,675
Inventories	72,118
Prepaid expenses and other current assets	17,670
Property, plant and equipment	149,475
Other intangible assets	362,694
Goodwill	540,015
Other assets	4,814
Accounts payable	(66,461)
Accrued expenses and other current liabilities	(70,302)
Deferred income tax liabilities	(95,138)
Other long term liabilities	(15,287)
Fair value of net assets acquired, excluding cash and cash equivalents	996,273
Cash and cash equivalents	8,420
Fair value of net assets acquired	$1,004,693
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $540.0 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$11,494
Property, plant and equipment	8,421
Other intangible assets	111,277
Goodwill	102,000
Other non-current assets	5,663
Deferred income tax liabilities	(40,690)
Other long term liabilities	(21,237)
Fair value of net assets acquired, excluding cash and cash equivalents	176,928
Cash and cash equivalents	919
Fair value of net assets acquired	$177,847
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $102.0 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
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
Magnum Energy
On May 29, 2014, we completed the acquisition of all of the outstanding shares of Magnum Energy Incorporated ("Magnum Energy" or "Magnum") for $60.6 million in cash. Magnum is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum products are used in recreational vehicles and the solar/off-grid applications market. Magnum is being integrated into our Sensing Solutions segment. We acquired Magnum to complement our existing inverter business. The majority of the purchase price was allocated to intangible assets, including goodwill. The allocation of the purchase price related to this acquisition was finalized in the second quarter of 2015.
Refer to Note 6, “Acquisitions,” of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for identification of acquired intangible assets, estimated fair values, and weighted-average lives.
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
Refer to Note 6, “Acquisitions,” of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for details of the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed, and identification of acquired intangible assets, estimated fair values, and weighted-average lives.
Aggregated Information on Business Combinations
The following table presents the pro forma Net revenue and Net income for the six months ended June 30, 2014 had we acquired Schrader on January 1, 2013:

June 30, 2014
Pro forma net revenue	$1,388,450
Pro forma net income	$114,112
There would have been no material impact on Net revenue or Net income for the six months ended June 30, 2015 had we acquired Schrader on January 1, 2013. Had the DeltaTech, Magnum, and Wabash acquisitions closed on January 1, 2013, Net revenue and Net income would not have been materially different from the amounts reported for the six months ended June 30, 2015 or June 30, 2014.

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
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. As discussed further in Note 14, "Segment Reporting," of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we realigned our segments in the fourth quarter of 2014. The prior year information included below has been recast to reflect this realignment. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the three months ended
	June 30, 2015		June 30, 2014
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$606.4	78.7%	$400.8	69.6%
Sensing Solutions	164.1	21.3	175.0	30.4
Net revenue	770.4	100.0	575.9	100.0
Operating costs and expenses:
Cost of revenue	517.9	67.2	368.4	64.0
Research and development	31.2	4.1	18.5	3.2
Selling, general and administrative	73.0	9.5	50.6	8.8
Amortization of intangible assets	45.1	5.9	32.6	5.7
Restructuring and special charges	10.1	1.3	1.7	0.3
Total operating costs and expenses	677.3	87.9	471.9	81.9
Profit from operations	93.2	12.1	104.0	18.1
Interest expense, net	(31.6)	(4.1)	(23.3)	(4.0)
Other, net	(12.1)	(1.6)	3.9	0.7
Income before taxes	49.5	6.4	84.6	14.7
Provision for income taxes	8.6	1.1	20.7	3.6
Net income	$40.9	5.3%	$63.9	11.1%
Net revenue. Net revenue for the three months ended June 30, 2015 increased $194.6 million, or 33.8%, to $770.4 million from $575.9 million for the three months ended June 30, 2014. The increase in net revenue was composed of a 51.3% increase in Performance Sensing and a 6.2% decrease in Sensing Solutions.
Performance Sensing net revenue for the three months ended June 30, 2015 increased $205.5 million, or 51.3%, to $606.4 million from $400.8 million for the three months ended June 30, 2014. The increase in Performance Sensing net revenue was primarily composed of 49.3% growth due to the impact of acquisitions completed in the second half of 2014, specifically DeltaTech and Schrader in the third and fourth quarters of 2014, respectively, and 5.9% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange), partially offset by a 3.9% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar. The growth in organic revenue was primarily driven by growth in content (including the offsetting impact of product obsolescence, primarily in the occupant weight sensing application). In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drives the need for advancements in engine management and safety features that in turn lead to greater demand for our sensors. The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflect the ongoing evolution and impact of new regulations including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia.
Sensing Solutions net revenue for the three months ended June 30, 2015 decreased $10.9 million, or 6.2%, to $164.1 million from $175.0 million for the three months ended June 30, 2014. The decrease in Sensing Solutions net revenue was primarily composed of a 7.6% decline in organic revenue and a 1.3% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar, partially offset by 2.7% growth due to the impact of the Magnum acquisition in the second quarter of 2014. A significant driver of the decline in organic revenue was a weakening market in China, primarily impacting the industrial and appliance and heating, ventilation and air-conditioning ("HVAC") end-markets. Organic revenue during the second quarter of 2015 was also impacted by excess inventory in the channel and weakness in the semiconductor markets. We expect the market in China to be weak through the balance of the year, and inventory in the channel to decline to normal levels by the fourth quarter of 2015.
Cost of revenue. Cost of revenue for the three months ended June 30, 2015 and June 30, 2014 was $517.9 million (67.2% of net revenue) and $368.4 million (64.0% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to the dilutive effect of acquisitions, the additional charge recorded in the second quarter of 2015 related to the U.S. automaker warranty claim (refer to Note 10, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this claim), the write-down of certain assets during the second quarter of 2015 related to the shutdown of our manufacturing facility in Brazil that was part of the Schrader acquisition, and changes in our product mix. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the charges related to our manufacturing facility in Brazil. Regarding the dilutive effect of acquisitions, we anticipate that cost of revenue as a percentage of net revenue will decline towards levels more consistent with our historical results as we continue to integrate these acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integration of Schrader is anticipated to take up to three years due to its size and scope.
Research and development expense. Research and development ("R&D") expense for the three months ended June 30, 2015 and June 30, 2014 was $31.2 million (4.1% of net revenue) and $18.5 million (3.2% of net revenue), respectively. The increase in R&D expense as a percentage of net revenue was due to continued investment to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2015 and June 30, 2014 was $73.0 million (9.5% of net revenue) and $50.6 million (8.8% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. SG&A expense increased primarily due to SG&A of acquired businesses of $19.5 million, integration costs, and increased compensation related to selling and administrative headcount, partially offset by the impact of favorable foreign currency exchange rates, particularly the Euro to U.S. Dollar.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2015 and June 30, 2014 was $45.1 million and $32.6 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized between the second quarter of 2015 and the second quarter of 2014 (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended June 30, 2015 and June 30, 2014 were $10.1 million and $1.7 million, respectively. The increase relates primarily to costs associated with the termination of a limited number of employees in various locations throughout the world and severance charges related to the closing of our manufacturing facility in Brazil. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.

Interest expense, net. Interest expense, net for the three months ended June 30, 2015 and June 30, 2014 was $31.6 million and $23.3 million, respectively. Interest expense increased primarily as a result of the issuance of new debt related to the acquisition of Schrader in the fourth quarter of 2014, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in the first half of 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details on our financing transactions in the first half of 2015.
Other, net. Other, net for the three months ended June 30, 2015 and June 30, 2014 was a loss of $12.1 million and a gain of $3.9 million, respectively. Other, net for the three months ended June 30, 2015 consisted primarily of losses of $6.0 million incurred in connection with our recent financing transactions and losses on commodity forward contracts of $4.7 million (compared to gains of $4.2 million for the three months ended June 30, 2014).
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
Provision for income taxes. Provision for income taxes for the three months ended June 30, 2015 and June 30, 2014 was $8.6 million and $20.7 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences. The change in the provision for income taxes was due to a change in the amount and distribution of income recorded in profitable jurisdictions, resulting in the use of additional net operating losses, and the impact of changes in foreign currency exchange rates.
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

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the six months ended
	June 30, 2015		June 30, 2014
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,197.6	78.7%	$795.5	70.6%
Sensing Solutions	323.5	21.3	332.0	29.4
Net revenue	1,521.1	100.0	1,127.4	100.0
Operating costs and expenses:
Cost of revenue	1,024.5	67.4	725.6	64.4
Research and development	62.0	4.1	36.2	3.2
Selling, general and administrative	137.4	9.0	95.3	8.5
Amortization of intangible assets	90.9	6.0	64.6	5.7
Restructuring and special charges	10.8	0.7	2.6	0.2
Total operating costs and expenses	1,325.6	87.1	924.3	82.0
Profit from operations	195.5	12.9	203.2	18.0
Interest expense, net	(66.3)	(4.4)	(46.5)	(4.1)
Other, net	(33.8)	(2.2)	4.5	0.4
Income before taxes	95.4	6.3	161.1	14.3
Provision for income taxes	19.1	1.3	28.8	2.6
Net income	$76.3	5.0%	$132.3	11.7%
Net revenue. Net revenue for the six months ended June 30, 2015 increased $393.7 million, or 34.9%, to $1,521.1 million from $1,127.4 million for the six months ended June 30, 2014. The increase in net revenue was composed of a 50.6% increase in Performance Sensing and a 2.5% decrease in Sensing Solutions.
Performance Sensing net revenue for the six months ended June 30, 2015 increased $402.1 million, or 50.6%, to $1,197.6 million from $795.5 million for the six months ended June 30, 2014. The increase in Performance Sensing net revenue was primarily composed of 49.5% growth due to the impact of acquisitions completed in the second half of 2014, specifically DeltaTech and Schrader in the third and fourth quarters of 2014, respectively, and 4.5% growth in organic revenue, partially offset by a 3.4% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar. The growth in organic revenue was primarily driven by growth in content (including the offsetting impact of product obsolescence, primarily in the occupant weight sensing application). In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drives the need for advancements in engine management and safety features that in turn lead to greater demand for our sensors. The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflect the ongoing evolution and impact of new regulations including CAFE requirements in the U.S., Euro VI requirements in Europe, and China 4 requirements in Asia.
Sensing Solutions net revenue for the six months ended June 30, 2015 decreased $8.4 million, or 2.5%, to $323.5 million from $332.0 million for the six months ended June 30, 2014. The decrease in Sensing Solutions net revenue was primarily composed of a 4.7% decline in organic revenue, along with a 1.5% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar, partially offset by 3.7% growth due to the impact of the Magnum acquisition in the second quarter of 2014. A significant driver of the decline in organic revenue was a weakening market in China, primarily impacting the industrial and appliance and HVAC end-markets. Organic revenue during the first half of 2015 was also impacted by excess inventory in the channel. We expect the market in China to be weak through the balance of the year, and inventory in the channel to decline to normal levels by the fourth quarter of 2015.
Cost of revenue. Cost of revenue for the six months ended June 30, 2015 and June 30, 2014 was $1,024.5 million (67.4% of net revenue) and $725.6 million (64.4% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to the dilutive effect of acquisitions, the additional charge recorded in the second quarter of 2015 related to the U.S. automaker warranty claim (refer to Note 10, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this claim), the write-down of certain assets during the second quarter of 2015 related to the shutdown of our manufacturing facility in Brazil that was part of the Schrader acquisition, and changes in our product mix. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the charges related to our manufacturing facility in Brazil.
Research and development expense. R&D expense for the six months ended June 30, 2015 and June 30, 2014 was $62.0 million (4.1% of net revenue) and $36.2 million (3.2% of net revenue), respectively. The increase in R&D expense as a percentage of net revenue was due to continued investment to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth.
Selling, general and administrative expense. SG&A expense for the six months ended June 30, 2015 and June 30, 2014 was $137.4 million (9.0% of net revenue) and $95.3 million (8.5% of net revenue), respectively. SG&A expense increased primarily due to SG&A of acquired businesses of $37.9 million, integration costs, and increased compensation related to selling and administrative headcount, partially offset by the impact of favorable foreign currency exchange rates, particularly the Euro to U.S. Dollar.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2015 and June 30, 2014 was $90.9 million and $64.6 million, respectively. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized between the six months ended June 30, 2015 and the six months ended June 30, 2014. For further discussion of intangible assets related to our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the six months ended June 30, 2015 and June 30, 2014 were $10.8 million and $2.6 million, respectively. The increase relates primarily to costs associated with the termination of a limited number of employees in various locations throughout the world and severance charges related to the closing of our manufacturing facility in Brazil. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the six months ended June 30, 2015 and June 30, 2014 was $66.3 million and $46.5 million, respectively. Interest expense increased primarily as a result of the issuance of new debt related to the acquisition of Schrader in the fourth quarter of 2014, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in the first half of 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details on our financing transactions in the first half of 2015.
Other, net. Other, net for the six months ended June 30, 2015 and June 30, 2014 was a loss of $33.8 million and a gain of $4.5 million, respectively. Other, net for the six months ended June 30, 2015 consisted primarily of losses of $25.5 million incurred in connection with our recent financing transactions and losses on commodity forward contracts of $6.1 million (compared to gains of $5.5 million for the six months ended June 30, 2014).
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
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2015 and June 30, 2014 was $19.1 million and $28.8 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences. For the six months ended June 30, 2014, deferred tax expense also included an $8.3 million deferred tax benefit due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition, for which deferred tax liabilities were established related to the step-up of acquired intangible assets for book purposes. In addition to the deferred tax benefit recorded in the first quarter of 2014, the change in the provision for income taxes was due to a change in the amount and distribution of income recorded in profitable jurisdictions, resulting in the use of additional net operating losses, and the impact of changes in foreign currency exchange rates.

Liquidity and Capital Resources
We held cash and cash equivalents of $226.8 million and $211.3 million at June 30, 2015 and December 31, 2014, respectively, of which $52.2 million and $65.7 million, respectively, was held in the Netherlands, $19.9 million and $21.3 million, respectively, was held by U.S. subsidiaries, and $154.7 million and $124.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2015 and June 30, 2014. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Amount in millions)	June 30, 2015	June 30, 2014
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$260.8	$247.0
Changes in operating assets and liabilities, net of effects of acquisitions	(48.6)	(29.6)
Operating activities	212.2	217.4
Investing activities	(83.9)	(176.4)
Financing activities	(112.9)	(174.2)
Net change	$15.5	$(133.3)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2015 and June 30, 2014 was $212.2 million and $217.4 million, respectively. The decrease in net cash provided by operating activities is primarily due to $4.9 million of insurance proceeds received during the six months ended June 30, 2014, as discussed below. Net cash provided by operating activities was also impacted by an increase in net income adjusted for non-cash items for the six months ended June 30, 2015 versus the corresponding period in the prior year, offset by the effect of timing of customer receipts and supplier payments.
During the six months ended June 30, 2014, we received $7.3 million of insurance proceeds associated with the fire at our South Korean facility in September 2012. The $4.9 million of insurance proceeds classified as cash flows from operating activities related to losses associated with the interruption of our business as a result of the fire. The remaining proceeds were classified as cash flows from investing activities as they related to the replacement of manufacturing equipment damaged as a result of the fire. We do not expect to receive further insurance proceeds related to the fire.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2015 and June 30, 2014 was $83.9 million and $176.4 million, respectively, which included $86.8 million and $67.2 million, respectively, in capital expenditures. For the six months ended June 30, 2014, net cash used in investing activities also included $117.1 million in acquisition payments, net of cash received.
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
Financing activities. Net cash used in financing activities for the six months ended June 30, 2015 and June 30, 2014 was $112.9 million and $174.2 million, respectively. Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of $1,892.3 million in payments on debt and $28.9 million in payments of debt issuance costs, partially offset by $1,795.1 million of proceeds from the issuance of debt. Payments on debt and proceeds from the issuance of debt included $990.1 million in payments on the Existing Term Loans (as defined in the Indebtedness and Liquidity section below) and the corresponding issuance of $990.1 million in aggregate principal amount of borrowings under the Sixth Amendment Term Loan (as defined in the Indebtedness and Liquidity section below), which was issued at 99.75% of par. In addition, during the six months ended June 30, 2015, we refinanced $700.0 million in aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") with $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"). There were also $105.0 million of borrowings and payments under our $350.0 million revolving credit facility (the "Revolving Credit Facility") at various times during the six months ended June 30, 2015. The remaining cash payments on debt primarily consisted of $75.0 million paid on the Original Term Loan.
For the six months ended June 30, 2014, net cash used in financing activities consisted primarily of $181.1 million of payments to repurchase ordinary shares, including $169.7 million to repurchase 4.0 million ordinary shares from Sensata Investment Company S.C.A. (our primary shareholder at the time). We may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further below in Capital Resources, under which, as of June 30, 2015, there is approximately $74.7 million available for repurchases.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2015, we had $2,768.4 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of June 30, 2015 is as follows:

June 30, 2015
Sixth Amendment Term Loan	$987,645
4.875% Senior Notes	500,000
5.625% Senior Notes	400,000
5.0% Senior Notes	700,000
Revolving Credit Facility	130,000
Other debt	208
Less: discount	(21,347)
Less: current portion	(140,109)
Long-term debt, net of discount, less current portion	$2,556,397

Capital lease and other financing obligations	$50,523
Less: current portion	(4,423)
Capital lease and other financing obligations, less current portion	$46,100
On May 11, 2015, certain of our indirect, wholly-owned subsidiaries entered into an amendment (the "Sixth Amendment") of our existing credit agreement dated as of May 12, 2011 (the "Credit Agreement").
Pursuant to the Sixth Amendment, the Original Term Loan (the term loan facility entered into in May 2011 in connection with the execution of the Credit Agreement) and the Incremental Term Loan (the $600.0 million term loan facility provided for by the third amendment to the Credit Agreement, and together with the Original Term Loan, the "Existing Term Loans") were prepaid in full, and a new term loan (the "Sixth Amendment Term Loan") was entered into in an aggregate principal amount equal to the sum of the outstanding balances of the Existing Term Loans. The maturity date of the Sixth Amendment Term Loan is October 14, 2021, with principal payments of 0.25% of the original aggregate principal amount of the Sixth Amendment Term Loan due quarterly. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for other significant terms of the Sixth Amendment.
On March 26, 2015, Sensata Technologies B.V. ("STBV") completed a series of financing transactions, including the settlement of $620.9 million of STBV's $700.0 million aggregate principal amount of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, the issuance and sale of $700.0 million aggregate principal amount of the 5.0% Senior Notes, and the entry into the fifth amendment to the Credit Agreement (the "Fifth Amendment"). On April 29, 2015, we redeemed the remaining $79.1 million principal amount of 6.5% Senior Notes.
The Fifth Amendment (1) increased the availability on the existing revolving credit facility (the "Revolving Credit Facility") by $100.0 million to $350.0 million in the aggregate, (2) extended the maturity date of the Revolving Credit Facility to March 26,

2020, and (3) revised certain fees and interest rates as described in more detail in Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The 5.0% Senior Notes were issued under an indenture dated March 26, 2015, and were offered at par. Interest on the 5.0% Senior Notes is payable semi-annually, commencing on October 1, 2015. The 5.0% Senior Notes mature on October 1, 2025. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details relating to the 5.0% Senior Notes.
As of June 30, 2015, there was $213.7 million of availability under the Revolving Credit Facility, net of $6.3 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Capital Resources:
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the senior secured credit facilities (the "Senior Secured Credit Facilities") issued under the Credit Agreement. We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2015, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under our term loans. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our term loans upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2015.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 22, 2015, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook.
We cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the 4.875% senior notes due 2023 (the "4.875% Senior Notes"), the 5.625% senior notes due 2024 (the "5.625% Senior Notes"), the 5.0% Senior Notes, or the Sixth Amendment Term Loan, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash flows from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the six months ended June 30, 2015, we did not repurchase any ordinary shares under the program. At June 30, 2015, $74.7 million remained available for share repurchase under the program.
As discussed in Note 8, "Debt," of our Annual Report on Form 10-K for the year ended December 31, 2014, the Credit Agreement and indentures under which our senior notes were issued contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and indentures, were taken into consideration in establishing our initial and amended share repurchase programs, and are evaluated periodically with respect to future potential funding. We do not believe that the covenants described above will prevent us from funding share repurchases under our share repurchase program with available cash and cash flows from operations, should we decide to do so. As of June 30, 2015, we were in compliance with all covenants and default provisions under our credit arrangements.

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
ASU 2014-09 is effective for public companies for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is not permitted. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2017 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. As of June 30, 2014 and December 31, 2014, we had deferred financing costs of $27.7 million and $29.1 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the second quarter of 2015. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding legal proceedings is discussed in Part II, Item 1—“Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and Part I, Item 3—“Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—“Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2015	870	(1)	$57.72	—	$74.7
May 1 through May 31, 2015	—		$—	—	$74.7
June 1 through June 30, 2015	—		$—	—	$74.7
Total	870		$57.72	—	$74.7
 __________________
(1) Pursuant to the “withhold to cover” method for collecting and paying withholding taxes for our employees upon the vesting of restricted securities, we withheld from such employees the shares noted in the table above to cover such tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Amendment No. 6 to Credit Agreement dated as of May 11, 2015, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC as joint lead arrangers and bookrunners, Morgan Stanley Senior Funding, Inc. as administrative agent on behalf of the lenders party to the Credit Agreement, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 14, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2015
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)