Form 10-Q
period 2015-09-30
Sensata Technologies Holding N.V.
filed 2015-10-27
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 15, 2015, 170,180,854 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$258,209	$211,329
Accounts receivable, net of allowances of $9,953 and $10,364 as of September 30, 2015 and December 31, 2014, respectively	481,737	444,852
Inventories	341,361	356,364
Deferred income tax assets	17,066	15,301
Prepaid expenses and other current assets	112,039	90,918
Total current assets	1,210,412	1,118,764
Property, plant and equipment, at cost	1,108,142	975,543
Accumulated depreciation	(457,122)	(386,059)
Property, plant and equipment, net	651,020	589,484
Goodwill	2,429,158	2,424,795
Other intangible assets, net of accumulated amortization of $1,362,367 and $1,226,299 as of September 30, 2015 and December 31, 2014, respectively	779,317	910,774
Deferred income tax assets	20,102	16,750
Deferred financing costs	27,029	29,102
Other assets	19,565	26,940
Total assets	$5,136,603	$5,116,609
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$69,557	$145,979
Accounts payable	297,940	287,800
Income taxes payable	14,606	7,516
Accrued expenses and other current liabilities	256,940	222,781
Deferred income tax liabilities	12,236	13,430
Total current liabilities	651,279	677,506
Deferred income tax liabilities	374,246	362,738
Pension and post-retirement benefit obligations	33,086	35,799
Capital lease and other financing obligations, less current portion	43,814	45,113
Long-term debt, net of discount, less current portion	2,554,538	2,650,744
Other long-term liabilities	33,243	41,817
Commitments and contingencies
Total liabilities	3,690,206	3,813,717
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of September 30, 2015 and December 31, 2014	2,289	2,289
Treasury shares, at cost, 8,256 and 9,120 shares as of September 30, 2015 and December 31, 2014, respectively	(332,889)	(365,272)
Additional paid-in capital	1,621,732	1,610,390
Retained earnings	179,311	67,233
Accumulated other comprehensive loss	(24,046)	(11,748)
Total shareholders’ equity	1,446,397	1,302,892
Total liabilities and shareholders’ equity	$5,136,603	$5,116,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenue	$727,360	$577,095	$2,248,490	$1,704,542
Operating costs and expenses:
Cost of revenue	476,634	371,940	1,501,142	1,097,585
Research and development	30,816	19,525	92,794	55,681
Selling, general and administrative	66,233	52,985	203,637	148,295
Amortization of intangible assets	45,184	35,985	136,068	100,562
Restructuring and special charges	1,615	4,543	12,424	7,148
Total operating costs and expenses	620,482	484,978	1,946,065	1,409,271
Profit from operations	106,878	92,117	302,425	295,271
Interest expense, net	(29,706)	(23,553)	(96,029)	(70,063)
Other, net	(10,805)	(8,578)	(44,647)	(4,108)
Income before taxes	66,367	59,986	161,749	221,100
Provision for/(benefit from) income taxes	13,215	(21,977)	32,342	6,871
Net income	$53,152	$81,963	$129,407	$214,229
Basic net income per share:	$0.31	$0.49	$0.76	$1.26
Diluted net income per share:	$0.31	$0.48	$0.75	$1.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$53,152	$81,963	$129,407	$214,229
Other comprehensive (loss)/income, net of tax:
Deferred (loss)/gain on derivative instruments, net of reclassifications	(17,430)	18,044	(13,058)	22,097
Defined benefit and retiree healthcare plans	742	(170)	760	(370)
Other comprehensive (loss)/income	(16,688)	17,874	(12,298)	21,727
Comprehensive income	$36,464	$99,837	$117,109	$235,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$129,407	$214,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,162	45,161
Amortization of deferred financing costs and discounts	4,755	3,605
Currency remeasurement gain on debt	(2,082)	(2)
Share-based compensation	11,093	9,920
Loss on debt financing	25,538	—
Amortization of inventory step-up to fair value	—	1,658
Amortization of intangible assets	136,068	100,562
Deferred income taxes	11,237	(13,280)
Gains from insurance proceeds	—	(2,417)
Unrealized loss on hedges and other non-cash items	13,541	6,445
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(37,021)	(57,178)
Inventories	14,969	(62,868)
Prepaid expenses and other current assets	(22,483)	(1,461)
Accounts payable and accrued expenses	8,840	41,764
Income taxes payable	7,090	(1,997)
Other	(8,401)	(3,994)
Net cash provided by operating activities	363,713	280,147
Cash flows from investing activities:
Acquisition of Schrader, net of cash received	(958)	—
Other acquisitions, net of cash received	3,881	(298,525)
Additions to property, plant and equipment and capitalized software	(130,243)	(101,104)
Insurance proceeds	—	2,417
Proceeds from the sale of assets	102	5,467
Net cash used in investing activities	(127,218)	(391,745)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	15,361	18,083
Proceeds from issuance of debt	1,795,120	195,000
Payments on debt	(1,970,685)	(40,993)
Repurchase of ordinary shares from SCA	—	(169,680)
Payments to repurchase ordinary shares	(50)	(11,971)
Payments of debt issuance costs	(29,361)	—
Net cash used in financing activities	(189,615)	(9,561)
Net change in cash and cash equivalents	46,880	(121,159)
Cash and cash equivalents, beginning of period	211,329	317,896
Cash and cash equivalents, end of period	$258,209	$196,737
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable 2014 periods necessarily representative of those actually experienced for the full year 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2018 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. As of September 30, 2015 and December 31, 2014, we had recorded deferred financing costs of $27.0 million and $29.1 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the third quarter of 2015. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
3. Inventories
The components of inventories as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Finished goods	$139,582	$127,407
Work-in-process	64,218	69,218
Raw materials	137,561	159,739
Total	$341,361	$356,364

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
We did not repurchase any ordinary shares under this program during the nine months ended September 30, 2015.
During the nine months ended September 30, 2014, we repurchased 4.3 million ordinary shares for an aggregate purchase price of approximately $181.7 million, at a weighted-average price of $42.22 per ordinary share. Of the ordinary shares repurchased, 4.0 million were repurchased from Sensata Investment Company S.C.A. ("SCA") in a private, non-underwritten transaction, concurrent with the closing of our secondary offering completed in May 2014, at $42.42 per ordinary share, which was equal to the price paid by the underwriters.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the nine months ended September 30, 2015 and September 30, 2014, we reissued 0.9 million and 1.1 million treasury shares, respectively, as part of our share-based compensation programs. During the nine months ended September 30, 2015, in connection with our treasury share reissuances, we recognized a loss of $17.3 million that was recorded in Retained earnings.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2015:

	Deferred (Loss)/Gain on Derivative Instruments, Net of Reclassifications	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$17,578	$(29,326)	$(11,748)
Other comprehensive (loss)/income before reclassifications	11,982	—	11,982
Amounts reclassified from accumulated other comprehensive loss	(25,040)	760	(24,280)
Net current period other comprehensive (loss)/income	(13,058)	760	(12,298)
Balance as of September 30, 2015	$4,520	$(28,566)	$(24,046)

The details of the amounts reclassified from Accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the nine months ended
Component	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$—	$232	$—	$972	Interest expense (1)
Foreign currency forward contracts	(13,665)	822	(39,207)	5,543	Net revenue (1)
Foreign currency forward contracts	2,576	(512)	5,820	(811)	Cost of revenue (1)
	(11,089)	542	(33,387)	5,704	Total before tax
	2,767	(132)	8,347	(1,424)	Provision for/(benefit from) income taxes
	$(8,322)	$410	$(25,040)	$4,280	Net of tax

Defined benefit and retiree healthcare plans	$1,017	$(121)	$1,327	$(307)	Various (2)
	(275)	(49)	(567)	(63)	Provision for/(benefit from) income taxes
	$742	$(170)	$760	$(370)	Net of tax
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
5. Restructuring and Special Charges
The following tables present costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the three and nine months ended September 30, 2015 and September 30, 2014:

	For the three months ended September 30, 2015				For the three months ended September 30, 2014
	2011 Plan	Other	Special Charges	Total	2011 Plan	Other	Special Charges	Total
Restructuring and special charges	$—	$1,615	$—	$1,615	$—	$4,543	$—	$4,543
Other, net	—	(1,368)	—	(1,368)	—	(1)	—	(1)
Cost of revenue	—	—	—	—	—	—	—	—
Total	$—	$247	$—	$247	$—	$4,542	$—	$4,542

	For the nine months ended September 30, 2015				For the nine months ended September 30, 2014
	2011 Plan	Other	Special Charges	Total	2011 Plan	Other	Special Charges	Total
Restructuring and special charges	$—	$12,424	$—	$12,424	$(198)	$7,346	$—	$7,148
Other, net	—	(2,051)	—	(2,051)	—	(1)	—	(1)
Cost of revenue	—	—	—	—	—	—	(4,072)	(4,072)
Total	$—	$10,373	$—	$10,373	$(198)	$7,345	$(4,072)	$3,075

The "other" restructuring charges of $1.6 million and $12.4 million recognized during the three and nine months ended September 30, 2015, respectively, consist primarily of costs associated with the termination of a limited number of employees in various locations throughout the world and severance charges recorded in connection with acquired businesses, including $4.0 million of severance charges recorded in the second quarter of 2015 related to the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition. Additional charges related to the closing of this facility are not recorded in Restructuring and special charges, and are discussed below in Exit and Disposal Activities. Amounts presented in the table above that were recorded in Other, net represent (gains)/losses associated with the remeasurement of our restructuring liabilities.
The following table outlines the changes to the restructuring liability associated with the severance portion of our "other" actions during the nine months ended September 30, 2015:

Severance
Balance at December 31, 2014	$19,914
Charges	11,051
Payments	(9,953)
Impact of changes in foreign currency exchange rates	(2,051)
Balance at September 30, 2015	$18,961
The "other" restructuring charges of $4.5 million and $7.3 million recognized during the three and nine months ended September 30, 2014, respectively, consist primarily of $3.5 million and $4.4 million, respectively, of charges related to the termination of a limited number of employees in various locations throughout the world. These costs were accounted for as part of an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. The remainder of the charges for the three and nine months ended September 30, 2014 consist of severance recorded in connection with acquired businesses.
Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. During the nine months ended September 30, 2014, we recognized $7.3 million of insurance proceeds related to this fire, which were partially offset by certain charges and expenses incurred during the second quarter of 2014 related to the completed transformation of our South Korean operations. During the three months ended September 30, 2014, we did not recognize any insurance proceeds related to this fire. The insurance proceeds received during the nine months ended September 30, 2014, and the offsetting charges and expenses incurred during the second quarter of 2014, were recognized in Cost of revenue.
Exit and Disposal Activities
In the second quarter of 2015, we decided to close our manufacturing facility in Brazil that was part of the Schrader acquisition. During the nine months ended September 30, 2015, in connection with this closing, and in addition to the $4.0 million of severance charges recorded in Restructuring and special charges as discussed above, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including Property, plant and equipment and Inventory. These charges are not included in the restructuring and special charges table above.

6. Debt
Our debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Original Term Loan	$—	$469,308
Incremental Term Loan	—	598,500
Sixth Amendment Term Loan	985,170	—
6.5% Senior Notes	—	700,000
4.875% Senior Notes	500,000	500,000
5.625% Senior Notes	400,000	400,000
5.0% Senior Notes	700,000	—
Revolving Credit Facility	55,000	130,000
Other debt	—	2,153
Less: discount	(20,730)	(6,312)
Less: current portion	(64,902)	(142,905)
Long-term debt, net of discount, less current portion	$2,554,538	$2,650,744

Capital lease and other financing obligations	$48,469	$48,187
Less: current portion	(4,655)	(3,074)
Capital lease and other financing obligations, less current portion	$43,814	$45,113
On September 29, 2015, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies B.V. ("STBV"), Sensata Technologies Finance Company, LLC ("ST Finance," and collectively with STBV, the "Borrowers"), and Sensata Technologies Intermediate Holding B.V. ("ST Intermediate"), entered into an amendment (the “Seventh Amendment") of our credit agreement dated as of May 12, 2011, as amended (the "Credit Agreement"). The Seventh Amendment increased the availability on the existing revolving credit facility (the "Revolving Credit Facility") by $70.0 million to $420.0 million.
On May 11, 2015, the Borrowers and ST Intermediate entered into an amendment (the “Sixth Amendment") of the Credit Agreement. Pursuant to the Sixth Amendment, the Original Term Loan (the term loan facility entered into in May 2011 in connection with the execution of the Credit Agreement) and the Incremental Term Loan (the $600.0 million term loan facility provided for by the third amendment to the Credit Agreement, and together with the Original Term Loan, the "Existing Term Loans") were prepaid in full, and a new term loan (the “Sixth Amendment Term Loan”) was entered into in an aggregate principal amount equal to the sum of the outstanding balances of the Existing Term Loans. The maturity date of the Sixth Amendment Term Loan is October 14, 2021. Principal payments on the Sixth Amendment Term Loan are due in quarterly installments on the last business day of each of March, June, September, and December, commencing on June 30, 2015, in an amount equal to 0.25% of the original aggregate principal amount of the Sixth Amendment Term Loan, with the balance due on the maturity date.
Also, pursuant to the Sixth Amendment, the applicable margins for the Sixth Amendment Term Loan are set at 1.25% and 2.25% for Base Rate loans and Eurodollar Rate loans, respectively, subject to floors of 1.75% and 0.75% for Base Rate loans and Eurodollar Rate loans, respectively. Base Rate loans and Eurodollar Rate loans are defined in the Sixth Amendment. The Sixth Amendment Term Loan is subject to a repricing prepayment premium of 1.0% if there is a repricing event that occurs prior to May 11, 2016. The Sixth Amendment Term Loan was offered at 99.75% of par.
On March 26, 2015, STBV completed a series of financing transactions (the "Financing Transactions"), including the settlement of $620.9 million of STBV's $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, the issuance and sale of $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and, along with ST Finance and ST Intermediate, the entry into an amendment (the "Fifth Amendment") to the Credit Agreement. On April 29, 2015, STBV redeemed the remaining $79.1 million principal amount of 6.5% Senior Notes (the "Redemption").
The Fifth Amendment (1) increased the availability on the Revolving Credit Facility by $100.0 million to $350.0 million in the aggregate; (2) extended the maturity date of the Revolving Credit Facility to March 26, 2020; (3) lowered the maximum commitment fee on the unused portion of the Revolving Credit Facility from 0.50% to 0.375%; and (4) revised certain index rate spreads and letter of credit fees on the Revolving Credit Facility (each of which depends on the achievement of certain senior secured net leverage ratios) as follows: (i) lowered the index rate spread for Eurodollar Rate loans from 2.500%, 2.375%, or 2.250% to 1.75% or 1.50%; (ii) lowered the index rate spread for Base Rate loans from 1.500%, 1.375%, or 1.250% to 0.75% or 0.50%; and (iii) lowered the letter of credit fees from 2.500%, 2.375%, or 2.250% to 1.625% or 1.375%.
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
At any time, and from time to time, STBV may redeem some or all of the 5.0% Senior Notes at a redemption price equal to 100% of the principal amount of the 5.0% Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, plus the "make-whole” premium set forth in the 5.0% Senior Notes Indenture. If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 5.0% Senior Notes or the guarantees, STBV may redeem the notes in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and Additional Amounts (as defined in the 5.0% Senior Notes Indenture), if any, to, but excluding, the date of redemption. If STBV experiences certain change of control events, STBV will be required to make an offer to purchase the 5.0% Senior Notes then outstanding at a purchase price equal to 101% of the principal amount of the 5.0% Senior Notes on the date of purchase, plus accrued and unpaid interest, if any, to the repurchase date.
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
Revolving Credit Facility
As of September 30, 2015, there was $359.7 million of availability under the Revolving Credit Facility, net of $5.3 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Accounting for Debt Transactions
In accounting for the Sixth Amendment, the Seventh Amendment, the Financing Transactions, and the Redemption (together the "Transactions"), we applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). Our evaluation of the accounting under ASC 470-50 was done on a creditor by creditor basis in order to determine if the terms of the debt were substantially different and, as a result, whether to apply modification or extinguishment accounting.
As required by ASC 470-50, in the event that individual creditors invested in both our existing debt and our new debt, we determined whether the terms of the debt were substantially different, and if so, applied extinguishment accounting. If the terms were not substantially different, modification accounting was applied. For holders of our existing debt who did not invest in the new debt, we applied extinguishment accounting. Borrowings associated with holders of the new debt that were not holders of the existing debt were accounted for as new issuances.

During the nine months ended September 30, 2015, we recorded a loss of $25.5 million in Other, net, primarily related to the Transactions, which was primarily composed of $13.3 million in fees paid to creditors, $5.9 million in costs incurred with third parties, and the write-off of unamortized deferred financing fees and original issue discount.
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
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, accrued interest totaled $42.9 million and $22.6 million, respectively.
7. Income Taxes
We recorded a Provision for/(benefit from) income taxes for the three months ended September 30, 2015 and September 30, 2014 of $13.2 million and $(22.0) million, respectively, and for the nine months ended September 30, 2015 and September 30, 2014 of $32.3 million and $6.9 million, respectively. The Provision for/(benefit from) income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses.
During the three months ended September 30, 2014, we released a portion of our U.S. valuation allowance and recognized $32.5 million of benefit from income taxes in connection with the DeltaTech Controls acquisition, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. During the nine months ended September 30, 2014, in addition to the $32.5 million of benefit from income taxes recognized in connection with the DeltaTech Controls acquisition, we recognized $8.3 million of benefit from income taxes due to the release of a portion of the U.S. valuation allowance in connection with the Wabash Technologies acquisition, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. Refer to Note 16, "Acquisitions," for further discussion of these acquisitions.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2015 and September 30, 2014 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$—	$—	$26	$14	$705	$654	$731	$668
Interest cost	381	448	66	74	264	319	711	841
Expected return on plan assets	(654)	(612)	—	—	(221)	(216)	(875)	(828)
Amortization of net loss	116	65	90	104	154	45	360	214
Amortization of prior service credit	—	—	(334)	(335)	(9)	—	(343)	(335)
Loss on settlement	273	—	—	—	147	—	420	—
Loss on curtailment	—	—	—	—	580	—	580	—
Net periodic benefit cost	$116	$(99)	$(152)	$(143)	$1,620	$802	$1,584	$560
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2015 and September 30, 2014 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$—	$—	$77	$80	$2,199	$1,884	$2,276	$1,964
Interest cost	1,142	1,344	198	247	807	847	2,147	2,438
Expected return on plan assets	(1,961)	(1,837)	—	—	(671)	(655)	(2,632)	(2,492)
Amortization of net loss/(gain)	348	196	270	362	(90)	136	528	694
Amortization of prior service credit	—	—	(1,002)	(1,001)	(27)	—	(1,029)	(1,001)
Loss on settlement	273	—	—	—	440	—	713	—
Loss on curtailment	—	—	—	—	1,115	—	1,115	—
Net periodic benefit cost	$(198)	$(297)	$(457)	$(312)	$3,773	$2,212	$3,118	$1,603
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	$1,650	$2,019	$5,305	$5,969
Restricted securities	1,862	1,550	5,788	3,951
Total share-based compensation expense	$3,512	$3,569	$11,093	$9,920

Share-Based Compensation Awards
We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2015:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	281	$18.17	25% per year over four years
Directors	72	$17.05	1 year
We granted the following restricted securities under the 2010 Equity Plan during the nine months ended September 30, 2015:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	278	$56.66
Of the restricted securities granted during the nine months ended September 30, 2015, 128 were performance-based securities that cliff vest in 2018. The number of these performance-based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0.0% and 172.5% of the number of securities granted. The remaining restricted securities granted during the nine months ended September 30, 2015 are non-performance-based restricted securities that vest on various dates between February 2017 and September 2018.
Option Exercises
During the nine months ended September 30, 2015, 858 stock options were exercised, all of which were settled with shares reissued from treasury.
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
Sponsors: Upon the closing of the acquisition of the Sensors and Controls business of Texas Instruments Incorporated ("TI") on April 27, 2006, we entered into customary indemnification agreements with entities associated with Bain Capital Partners, LLC and co-investors (collectively referred to as the “Sponsors”). Pursuant to these indemnification agreements, we agreed to indemnify the Sponsors, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors, and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.
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
In 2001, TI Brazil was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the acquisition of the Sensors and Controls business of TI (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of September 30, 2015.
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
As of September 30, 2015, we were a defendant in nine lawsuits in which plaintiffs have alleged property damage and, in some of the cases, various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however three plaintiffs have submitted demands in amounts ranging from $0.1 million to $0.4 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Ford matter. The Acquisition Agreement provides that when the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. We entered into an agreement with TI, called the Contribution and Cooperation Agreement, dated October 24, 2011, whereby TI acknowledged that amounts we paid through September 30, 2011, plus an additional cash payment, would be deemed to satisfy the $30.0 million threshold. Accordingly, TI will not contest the claims or the amounts claimed through September 30, 2011. Costs that we have incurred since September 30, 2011, or may incur in the future, will be reimbursed by TI up to a cap of $300.0 million less amounts incurred by TI. TI has reimbursed us for expenses incurred through September 30, 2015. We do not believe that aggregate TI and Sensata costs will exceed $300.0 million.
SGL Italia: Our subsidiaries, STBV and Sensata Technologies Italia, were defendants in a lawsuit, Luigi Lavazza s.p.a. and SGL Italia s.r.l. v. Sensata Technologies Italia s.r.l., Sensata Technologies, B.V., and Komponent s.r.l., Court of Milan, bench 7, brought in the court in Milan, Italy. The lawsuit alleged defects in one of our electromechanical control products. The plaintiffs had alleged €5.0 million in damages. On July 3, 2015, the parties entered into a settlement agreement to end the litigation, under which we agreed to pay €1.0 million to the plaintiffs. We made this payment in the third quarter of 2015.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, a second customer alleged similar defects. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to the first customer in the amount of $0.7 million, which resolved a portion of the claim. In the second quarter of 2015, we settled with the second customer for an immaterial amount. We continue to work towards a final resolution of the open matter with the first customer and consider a loss to be probable. As of September 30, 2015, we have recorded an accrual related to the open matter of $0.7 million, representing our best estimate of the potential loss.
U.S. Automaker: A U.S. automaker has alleged non-safety-related defects in certain of our sensor products installed in its vehicles from 2009 through 2011. In January 2015, the customer informed us that future repairs may involve up to 150,000 vehicles over an estimated ten-year period, and that it would seek reimbursement of these costs (or a portion thereof). On March 26, 2015, we entered into a settlement agreement with the customer in which we agreed to reimburse it for 50% of its future costs, with a maximum contribution by us of $4.0 million. As of September 30, 2015, based on the projected repairs anticipated, we have recorded an accrual at the maximum of $4.0 million related to this matter.

Korean Supplier: In the first quarter of 2014, one of our Korean suppliers, Yukwang Co. Ltd. ("Yukwang"), notified us that it was terminating its existing agreement with us and stopped shipping product to us. We brought legal proceedings against Yukwang in Seoul Central District Court, seeking an injunction to protect Sensata-owned manufacturing equipment physically located at Yukwang’s facility. Yukwang countered that we were in breach of contract and alleged damages of approximately $7.6 million. We are litigating these proceedings. The Seoul Central District Court granted our request for an injunction ordering Yukwang not to destroy any of our assets physically located at Yukwang’s facility, but on August 25, 2014 did not grant injunctive relief requiring Yukwang to return equipment and inventory to us. We have filed an appeal of the adverse decision and intend to aggressively pursue our claims and to defend against Yukwang’s counter claims.
In the first quarter of 2014, Yukwang filed a complaint against us with the Small and Medium Business Administration (the “SMBA”), a Korean government agency charged with protecting the interests of small and medium sized businesses. The SMBA attempted to mediate the dispute between us and Yukwang, but its efforts failed. We believe that the SMBA has abandoned its efforts to mediate the dispute.
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. Yukwang filed an appeal of that decision on October 14, 2014, which is being heard by the Seoul High Court (an intermediate appellate court). The Seoul High Court held a first hearing on the appeal on March 10, 2015 and a second hearing on May 26, 2015. On April 24, 2015, the KIPT issued a decision in our favor, finding the patent to be invalid. Yukwang has appealed this decision. Both matters remain on appeal, and we continue to vigorously defend ourselves in these actions.
In August 2014, the Korean Fair Trade Commission (the “KFTC”) opened investigations into allegations made by Yukwang that our indirect, wholly-owned subsidiary, Sensata Technologies Korea Limited, engaged in unfair trade practices and violated a Korean law relating to subcontractors. We have responded to information requests from the KFTC. A hearing was held by the KFTC on October 2, 2015, and we anticipate an initial ruling on this matter in the fourth quarter of 2015. If its investigation determines that our subsidiary has violated Korean law, the KFTC can order injunctions, award damages of up to 2% of impacted revenue for unfair trade practices, and award damages of up to two times the value of the relevant subcontract for violations of the subcontractor law. Damages could cover up to the entire period, which is several years, during which Sensata or any of its current subsidiaries had been operating in Korea. In addition, the KFTC has the authority to prosecute criminally.
We are responding to these various actions by Yukwang. We do not believe that a loss is probable, and as of September 30, 2015, we have not recorded an accrual for these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the tax department of the State of São Paulo, Brazil (the “São Paulo Tax Department”), which is claiming underpayment of state taxes. The total amount claimed is approximately $25.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of September 30, 2015, we have not recorded an accrual for this matter.
Bridgestone: We are involved in patent litigation with Bridgestone Americas Tire Operations, LLC (“Bridgestone”) in both the United States and Germany.
On May 2, 2013, Bridgestone filed a lawsuit, Bridgestone Americas Tire Operations, LLC v. Schrader-Bridgeport International, Inc., Case No. 1:13-cv-00763, in the U.S. District Court for the District of Delaware, alleging that Schrader-Bridgeport International, Inc. d/b/a Schrader International, Inc., Schrader Electronics Ltd., and Schrader Electronics, Inc. (collectively, “Schrader Electronics”) infringed on certain of its patents (U.S. Patent Numbers 5,562,787, 6,630,885, and 7,161,476) concerning original equipment and original equipment replacement tire pressure monitoring sensors ("TPMS"). Bridgestone is seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patents, or from inducing others to infringe any claim of the asserted patents; judgment for money damages, interest, costs, and other damages; and the award of a compulsory ongoing licensing fee. A trial was held in Wilmington, Delaware from June 1, 2015 through June 9, 2015. At the trial, Bridgestone claimed approximately $28.0 million in damages for past sales. On June 9, 2015, the jury announced its decision finding that the Bridgestone patents were valid but not infringed by Schrader Electronics. Bridgestone has subsequently filed a motion asking the court to dismiss the jury verdict. The court has yet to rule on this motion.
On May 2, 2013, Bridgestone also filed a patent infringement lawsuit in Germany, Bridgestone Americas Tire Operations LLC v. Schrader International Inc., District Court Munich I, alleging that Schrader Electronics’ TPMS products sold in Germany are infringing on one of its German counterparts’ patents (the German part of European Patent Office patent No. 1309460 B1). On June 12, 2014, the German court rendered a judgment in favor of Bridgestone on the issue of infringement. We have filed an appeal of this decision and expect a hearing in April 2016. On May 25, 2015, we also filed a motion requesting stay of any enforcement of the first instance decision, pending the appeal. No hearing date has been set on this motion. Additionally, we have filed a nullity action in the German patent court seeking a finding of invalidity of the patent. A hearing on that matter is expected in November 2015. Bridgestone is seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patent, or from inducing others to infringe any claim of the asserted patent; judgment for money damages for past sales since September 25, 2010, interest, costs, and other damages; and the award of compulsory ongoing licensing fees. The specific amounts claimed are unspecified.
On October 15, 2015, the parties reached an oral agreement to settle the U.S. and German matters, under which we agreed to pay Bridgestone $6.0 million. The details of the agreement are being negotiated by the parties. As a result, as of September 30, 2015, we have recorded an accrual of $6.0 million related to these matters.
Hassett Class Action Lawsuit: On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). The lawsuit alleges that faulty valve stems were used in Schrader TPMS installed on Chrysler vehicles model years 2007 through 2014. It alleges breach of warranty, unjust enrichment, and violations of the Michigan consumer protection act and the federal Magnuson-Moss warranty act, and is seeking compensatory and punitive damages. Both the size of the class and the damages sought are unspecified. The plaintiffs, now joined by an additional individual, have filed an amended complaint dated June 2, 2015. On July 23, 2015, along with Chrysler, we filed motions to dismiss. The court has scheduled a hearing on these motions for November 9, 2015. We do not believe a loss is probable, and as of September 30, 2015, we have not recorded an accrual related to this matter.
FCPA Voluntary Disclosure
In 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (the “FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship, and our investigation has not identified any other suspect transactions. We contacted the U.S. Department of Justice (the "DOJ") and the U.S. Securities and Exchange Commission (the "SEC") to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying condensed consolidated financial statements.
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fell:

	September 30, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$32,435	$—	$—	$31,785	$—
Commodity forward contracts	—	38	—	—	114	—
Total	$—	$32,473	$—	$—	$31,899	$—
Liabilities
Foreign currency forward contracts	$—	$23,212	$—	$—	$9,656	$—
Commodity forward contracts	—	14,872	—	—	11,975	—
Total	$—	$38,084	$—	$—	$21,631	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of September 30, 2015 and December 31, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2014, we evaluated our goodwill for impairment using the qualitative method, and determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date. Also, as of October 1, 2014, we evaluated our indefinite-lived intangible assets (other than goodwill) for impairment using the quantitative method, and determined that the fair values of these indefinite-lived intangible assets exceeded their carrying values on that date. As of September 30, 2015, no events or changes in circumstances have occurred that would trigger the need for an additional impairment review.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Original Term Loan	$—	$—	$—	$—	$469,308	$—	$466,966	$—
Incremental Term Loan	$—	$—	$—	$—	$598,500	$—	$595,534	$—
Sixth Amendment Term Loan	$985,170	$—	$982,708	$—	$—	$—	$—	$—
6.5% Senior Notes	$—	$—	$—	$—	$700,000	$—	$730,660	$—
4.875% Senior Notes	$500,000	$—	$482,190	$—	$500,000	$—	$495,650	$—
5.625% Senior Notes	$400,000	$—	$407,000	$—	$400,000	$—	$415,000	$—
5.0% Senior Notes	$700,000	$—	$657,566	$—	$—	$—	$—	$—
Revolving Credit Facility	$55,000	$—	$52,722	$—	$130,000	$—	$128,250	$—
Other debt	$—	$—	$—	$—	$2,153	$—	$2,153	$—

(1)	The carrying value is presented excluding discount.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Refer to Note 4, "Shareholders' Equity," and elsewhere in this Note, for more details on the reclassification of amounts from Accumulated other comprehensive loss into earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings.

We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of September 30, 2015 and December 31, 2014, we had posted no cash collateral.
Hedges of Interest Rate Risk
On August 12, 2014, our interest rate cap, a portion of which was designated as a cash flow hedge of floating interest payments on the Original Term Loan, matured. As a result, we had no interest rate derivatives outstanding during the nine months ended September 30, 2015.
Our objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the nine months ended September 30, 2014, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
For the three and nine months ended September 30, 2014, we recorded no ineffectiveness in earnings related to these hedges, and no amounts were excluded from the assessment of effectiveness.
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
For the three and nine months ended September 30, 2015 and September 30, 2014, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of September 30, 2015, we estimate that $11.1 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending September 30, 2016.

As of September 30, 2015, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
450.9 EUR	Various from October 2013 to September 2015	Various from November 2015 to December 2017	Euro to U.S. Dollar Exchange Rate	1.18 USD	Designated
84.1 EUR	Various from October 2013 to September 2015	October 30, 2015	Euro to U.S. Dollar Exchange Rate	1.17 USD	Non-designated
110.0 CNY	September 25, 2015	October 30, 2015	U.S. Dollar to Chinese Renminbi Exchange Rate	6.42 CNY	Non-designated
779.0 JPY	September 28, 2015	October 30, 2015	U.S. Dollar to Japanese Yen Exchange Rate	119.75 JPY	Non-designated
44,400.0 KRW	Various from March 2014 to September 2015	Various from November 2015 to December 2017	U.S. Dollar to Korean Won Exchange Rate	1,106.18 KRW	Designated
27,800.0 KRW	Various from March 2014 to September 2015	October 30, 2015	U.S. Dollar to Korean Won Exchange Rate	1,177.44 KRW	Non-designated
101.4 MYR	Various from January 2014 to September 2015	Various from November 2015 to December 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.73 MYR	Designated
33.1 MYR	Various from January 2014 to September 2015	October 30, 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.21 MYR	Non-designated
1,542.0 MXN	Various from January 2014 to September 2015	Various from November 2015 to December 2017	U.S. Dollar to Mexican Peso Exchange Rate	15.68 MXN	Designated
156.6 MXN	Various from January 2014 to September 2015	October 30, 2015	U.S. Dollar to Mexican Peso Exchange Rate	15.32 MXN	Non-designated
55.4 GBP	Various from October 2014 to September 2015	Various from November 2015 to December 2017	Pound Sterling to U.S. Dollar Exchange Rate	1.54 USD	Designated
9.1 GBP	Various from October 2014 to September 2015	October 30, 2015	Pound Sterling to U.S. Dollar Exchange Rate	1.54 USD	Non-designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities used in the manufacturing of our products, including silver, gold, nickel, aluminum, copper, platinum, palladium, and zinc. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of September 30, 2015:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,725,533 troy oz.	October 2015 - December 2017	$17.44
Gold	12,589 troy oz.	October 2015 - December 2017	$1,237.52
Nickel	549,238 pounds	October 2015 - December 2017	$6.69
Aluminum	5,153,614 pounds	October 2015 - December 2017	$0.88
Copper	8,608,875 pounds	October 2015 - December 2017	$2.85
Platinum	7,117 troy oz.	October 2015 - December 2017	$1,233.23
Palladium	1,082 troy oz.	October 2015 - December 2017	$772.04
Zinc	854,997 pounds	October 2015 - October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$24,682	$24,097	Accrued expenses and other current liabilities	$15,603	$6,332
Foreign currency forward contracts	Other assets	3,119	5,163	Other long-term liabilities	5,620	2,210
Total		$27,801	$29,260		$21,223	$8,542
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$—	$107	Accrued expenses and other current liabilities	$12,296	$10,591
Commodity forward contracts	Other assets	38	7	Other long-term liabilities	2,576	1,384
Foreign currency forward contracts	Prepaid expenses and other current assets	4,634	2,525	Accrued expenses and other current liabilities	1,989	1,114
Total		$4,672	$2,639		$16,861	$13,089
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 11, "Fair Value Measures," for more detail on these measurements.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2015 and September 30, 2014:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest rate caps	$—	$—	Interest expense	$—	$(232)
Foreign currency forward contracts	$1,672	$25,382	Net revenue	$13,665	$(822)
Foreign currency forward contracts	$(13,816)	$(1,871)	Cost of revenue	$(2,576)	$512

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain on Derivatives Recognized in Net Income		Location of (Loss)/Gain on Derivatives Recognized in Net Income
	September 30, 2015	September 30, 2014
Commodity forward contracts	$(7,995)	$(9,147)	Other, net
Foreign currency forward contracts	$(939)	$4,765	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2015 and September 30, 2014:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Interest rate caps	$—	$—	Interest expense	$—	$(972)
Foreign currency forward contracts	$33,576	$23,664	Net revenue	$39,207	$(5,543)
Foreign currency forward contracts	$(17,600)	$91	Cost of revenue	$(5,820)	$811

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain on Derivatives Recognized in Net Income		Location of (Loss)/Gain on Derivatives Recognized in Net Income
	September 30, 2015	September 30, 2014
Commodity forward contracts	$(14,111)	$(3,629)	Other, net
Foreign currency forward contracts	$2,391	$3,726	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2015, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $39.0 million. As of September 30, 2015, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

13. Other, Net
Other, net consisted of the following for the three and nine months ended September 30, 2015 and September 30, 2014:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Currency remeasurement loss on net monetary assets	$(1,944)	$(4,461)	$(7,672)	$(4,411)
Loss on commodity forward contracts	(7,995)	(9,147)	(14,111)	(3,629)
(Loss)/gain on foreign currency forward contracts	(939)	4,765	2,391	3,726
Loss on debt financing	—	—	(25,538)	—
Other	73	265	283	206
Total Other, net	$(10,805)	$(8,578)	$(44,647)	$(4,108)
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

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2015 and September 30, 2014 (recast to reflect our realigned segments):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenue:
Performance Sensing	$576,476	$411,076	$1,774,081	$1,206,549
Sensing Solutions	150,884	166,019	474,409	497,993
Total net revenue	$727,360	$577,095	$2,248,490	$1,704,542
Segment operating income (as defined above):
Performance Sensing	$150,782	$111,220	$447,662	$333,271
Sensing Solutions	49,734	51,601	151,069	153,569
Total segment operating income	200,516	162,821	598,731	486,840
Corporate and other	(46,839)	(30,176)	(147,814)	(83,859)
Amortization of intangible assets	(45,184)	(35,985)	(136,068)	(100,562)
Restructuring and special charges	(1,615)	(4,543)	(12,424)	(7,148)
Profit from operations	106,878	92,117	302,425	295,271
Interest expense, net	(29,706)	(23,553)	(96,029)	(70,063)
Other, net	(10,805)	(8,578)	(44,647)	(4,108)
Income before taxes	$66,367	$59,986	$161,749	$221,100
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2015 and September 30, 2014, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic weighted-average ordinary shares outstanding	170,147	168,554	169,880	170,463
Dilutive effect of stock options	1,093	2,042	1,359	1,974
Dilutive effect of unvested restricted securities	368	169	273	174
Diluted weighted-average ordinary shares outstanding	171,608	170,765	171,512	172,611
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2015 and September 30, 2014, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards associated with restricted securities that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Anti-dilutive shares excluded	1,160	773	707	747
Contingently issuable shares excluded	429	380	401	365

16. Acquisitions
CST
On July 30, 2015, we entered into an agreement to acquire the sensing portfolio of Custom Sensors & Technologies, Inc. ("CST"), including the Kavlico, BEI, Crydom, and Newall product lines and brands, for a purchase price of approximately $1.0 billion, subject to working capital and other adjustments. The transaction is subject to customary regulatory approvals and is expected to close in the fourth quarter of 2015. The acquisition includes sales, engineering, and manufacturing sites in the U.S., the U.K., Germany, France, China, and Mexico.
Kavlico is a provider of linear and rotary position sensors to aerospace original equipment manufacturers and Tier 1 suppliers and pressure sensors to the general industrial and HVOR markets. BEI provides harsh environment position sensors, optical and magnetic encoders, and motion control sensors to the industrial, aerospace, agricultural, and medical device markets. Crydom manufactures solid state relays for power control applications in industrial markets. Newall provides encoders and digital readouts to machinery and machine tool markets.
On July 30, 2015, STBV and ST Finance entered into an agreement pursuant to which certain financial institutions have committed to provide financing in an aggregate principal amount of up to $1.0 billion in the form of unsecured senior notes and/or an unsecured senior bridge facility in order to fund this anticipated acquisition.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$96,675
Inventories	72,118
Prepaid expenses and other current assets	17,670
Property, plant and equipment	149,475
Other intangible assets	362,694
Goodwill	539,941
Other assets	4,814
Accounts payable	(66,461)
Accrued expenses and other current liabilities	(70,302)
Deferred income tax liabilities	(95,138)
Other long term liabilities	(15,213)
Fair value of net assets acquired, excluding cash and cash equivalents	996,273
Cash and cash equivalents	8,420
Fair value of net assets acquired	$1,004,693
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $539.9 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$10,695
Property, plant and equipment	8,421
Other intangible assets	111,277
Goodwill	101,695
Other non-current assets	5,663
Deferred income tax liabilities	(39,586)
Other long term liabilities	(21,237)
Fair value of net assets acquired, excluding cash and cash equivalents	176,928
Cash and cash equivalents	919
Fair value of net assets acquired	$177,847
The allocation of the purchase price related to this acquisition was finalized in the third quarter of 2015, and was based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The goodwill of $101.7 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

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

Aggregated Information on Business Combinations
The following table presents the pro forma Net revenue and Net income for the nine months ended September 30, 2014 had we acquired Schrader on January 1, 2013:

September 30, 2014
Pro forma net revenue	$2,121,142
Pro forma net income	$194,247
There would have been no material impact on Net revenue or Net income for the nine months ended September 30, 2015 had we acquired Schrader on January 1, 2013. Had the DeltaTech, Magnum, and Wabash acquisitions closed on January 1, 2013, Net revenue and Net income would not have been materially different from the amounts reported for the nine months ended September 30, 2015 or September 30, 2014.

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

•
integration of acquired companies, including the acquisition of August Cayman Company, Inc. ("Schrader") and any future acquisitions, including the anticipated acquisition of Custom Sensors & Technologies, Inc., and joint ventures or dispositions, may require significant resources and/or result in significant unanticipated losses, costs, or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions;

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
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Quarterly Report on Form 10-Q and in the other documents that we file with the U.S. Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

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
Results of Operations
The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. As discussed further in Note 14, "Segment Reporting," of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we realigned our segments in the fourth quarter of 2014. The prior year information included below has been recast to reflect this realignment. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the three months ended
	September 30, 2015		September 30, 2014
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$576.5	79.3%	$411.1	71.2%
Sensing Solutions	150.9	20.7	166.0	28.8
Net revenue	727.4	100.0	577.1	100.0
Operating costs and expenses:
Cost of revenue	476.6	65.5	371.9	64.5
Research and development	30.8	4.2	19.5	3.4
Selling, general and administrative	66.2	9.1	53.0	9.2
Amortization of intangible assets	45.2	6.2	36.0	6.2
Restructuring and special charges	1.6	0.2	4.5	0.8
Total operating costs and expenses	620.5	85.3	485.0	84.0
Profit from operations	106.9	14.7	92.1	16.0
Interest expense, net	(29.7)	(4.1)	(23.6)	(4.1)
Other, net	(10.8)	(1.5)	(8.6)	(1.5)
Income before taxes	66.4	9.1	60.0	10.4
Provision for/(benefit from) income taxes	13.2	1.8	(22.0)	(3.8)
Net income	$53.2	7.3%	$82.0	14.2%
Net revenue. Net revenue for the three months ended September 30, 2015 increased $150.3 million, or 26.0%, to $727.4 million from $577.1 million for the three months ended September 30, 2014. The increase in net revenue was composed of a 40.2% increase in Performance Sensing and a 9.1% decrease in Sensing Solutions.
Performance Sensing net revenue for the three months ended September 30, 2015 increased $165.4 million, or 40.2%, to $576.5 million from $411.1 million for the three months ended September 30, 2014. The increase in Performance Sensing net revenue was primarily composed of 42.2% growth due to the impact of acquisitions, specifically DeltaTech Controls and August Cayman Company, Inc. ("Schrader"), which were acquired in the third and fourth quarters of 2014, respectively, and 2.3% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange), partially offset by a 4.3% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar. The growth in organic revenue was primarily driven by growth in content, partially offset by weakening heavy vehicle, agricultural, construction, and Chinese light vehicle markets. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drive the need for advancements in engine management and safety features that in turn lead to greater demand for our sensors. The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflects the ongoing evolution and impact of new regulations, including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia. We expect the agricultural, construction, and Chinese light vehicle markets to be weak through the balance of the year.
Sensing Solutions net revenue for the three months ended September 30, 2015 decreased $15.1 million, or 9.1%, to $150.9 million from $166.0 million for the three months ended September 30, 2014. The decrease in Sensing Solutions net revenue was primarily composed of an 8.1% decline in organic revenue and a 1.0% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar. A significant driver of the decline in organic revenue was a broadly weaker market in China, resulting in lower volumes, including continued inventory destocking, in the industrial and appliance and heating, ventilation and air-conditioning ("HVAC") end-markets. Organic revenue during the third quarter of 2015 was also impacted by weakness in the semiconductor and communications markets. We expect weakness through the balance of the year in the Chinese market, as well as the semiconductor and communications markets.
Cost of revenue. Cost of revenue for the three months ended September 30, 2015 and September 30, 2014 was $476.6 million (65.5% of net revenue) and $371.9 million (64.5% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to the additional charge recorded in the third quarter of 2015 related to the Bridgestone settlement (refer to Note 10, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this matter) and the dilutive effect of acquisitions. Regarding the dilutive effect of acquisitions, we anticipate that cost of revenue as a percentage of net revenue will decline towards levels more consistent with our historical results as we continue to integrate recently acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integration of Schrader is anticipated to take up to three years due to its size and scope.
Research and development expense. Research and development ("R&D") expense for the three months ended September 30, 2015 and September 30, 2014 was $30.8 million (4.2% of net revenue) and $19.5 million (3.4% of net revenue), respectively. The increase in R&D expense as a percentage of net revenue was due to continued investment to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2015 and September 30, 2014 was $66.2 million (9.1% of net revenue) and $53.0 million (9.2% of net revenue), respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue. SG&A expense increased primarily due to SG&A expense of acquired businesses of $11.9 million and integration costs, partially offset by the impact of favorable foreign currency exchange rates, particularly the Euro to U.S. Dollar.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2015 and September 30, 2014 was $45.2 million and $36.0 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized between the third quarter of 2015 and the third quarter of 2014 (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended September 30, 2015 and September 30, 2014 were $1.6 million and $4.5 million, respectively. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the three months ended September 30, 2015 and September 30, 2014 was $29.7 million and $23.6 million, respectively. Interest expense, net increased primarily as a result of the issuance of new debt related to the acquisition of Schrader in the fourth quarter of 2014, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in the first half of 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details on our financing transactions.
Other, net. Other, net for the three months ended September 30, 2015 and September 30, 2014 consisted of losses of $10.8 million and $8.6 million, respectively. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for/(benefit from) income taxes. Provision for/(benefit from) income taxes for the three months ended September 30, 2015 and September 30, 2014 was $13.2 million and $(22.0) million, respectively. The provision for/(benefit from) income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences.
The change in the provision for/(benefit from) income taxes was primarily due to the release of a portion of the U.S. valuation allowance in the third quarter of 2014, as well as a change in the amount and distribution of income recorded in profitable jurisdictions, and the impact of changes in foreign currency exchange rates. During the three months ended September 30, 2014, we released a portion of our U.S. valuation allowance, and recognized $32.5 million of benefit from income taxes in connection with the DeltaTech Controls acquisition, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.
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

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the nine months ended
	September 30, 2015		September 30, 2014
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,774.1	78.9%	$1,206.5	70.8%
Sensing Solutions	474.4	21.1	498.0	29.2
Net revenue	2,248.5	100.0	1,704.5	100.0
Operating costs and expenses:
Cost of revenue	1,501.1	66.8	1,097.6	64.4
Research and development	92.8	4.1	55.7	3.3
Selling, general and administrative	203.6	9.1	148.3	8.7
Amortization of intangible assets	136.1	6.1	100.6	5.9
Restructuring and special charges	12.4	0.6	7.1	0.4
Total operating costs and expenses	1,946.1	86.5	1,409.3	82.7
Profit from operations	302.4	13.5	295.3	17.3
Interest expense, net	(96.0)	(4.3)	(70.1)	(4.1)
Other, net	(44.6)	(2.0)	(4.1)	(0.2)
Income before taxes	161.7	7.2	221.1	13.0
Provision for income taxes	32.3	1.4	6.9	0.4
Net income	$129.4	5.8%	$214.2	12.6%
Net revenue. Net revenue for the nine months ended September 30, 2015 increased $543.9 million, or 31.9%, to $2,248.5 million from $1,704.5 million for the nine months ended September 30, 2014. The increase in net revenue was composed of a 47.0% increase in Performance Sensing and a 4.7% decrease in Sensing Solutions.
Performance Sensing net revenue for the nine months ended September 30, 2015 increased $567.5 million, or 47.0%, to $1,774.1 million from $1,206.5 million for the nine months ended September 30, 2014. The increase in Performance Sensing net revenue was primarily composed of 47.0% growth due to the impact of acquisitions, specifically DeltaTech Controls and Schrader, which were acquired in the third and fourth quarters of 2014, respectively, and 3.7% growth in organic revenue, partially offset by a 3.7% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar. The growth in organic revenue was primarily driven by growth in content (including the offsetting impact of product obsolescence, primarily in the occupant weight sensing application), partially offset by weakening heavy vehicle, agricultural, construction, and Chinese light vehicle markets. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drive the need for advancements in engine management and safety features that in turn lead to greater demand for our sensors. The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflects the ongoing evolution and impact of new regulations, including CAFE requirements in the U.S., Euro VI requirements in Europe, and China 4 requirements in Asia. We expect the agricultural, construction, and Chinese light vehicle markets to be weak through the balance of the year.
Sensing Solutions net revenue for the nine months ended September 30, 2015 decreased $23.6 million, or 4.7%, to $474.4 million from $498.0 million for the nine months ended September 30, 2014. The decrease in Sensing Solutions net revenue was primarily composed of a 5.8% decline in organic revenue, along with a 1.3% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. Dollar, partially offset by 2.4% growth due to the impact of the acquisition of Magnum Energy Incorporated in the second quarter of 2014. A significant driver of the decline in organic revenue was a broadly weaker market in China, resulting in lower volumes, including continued inventory destocking, in the industrial and appliance and HVAC end-markets. Organic revenue during the nine months ended September 30, 2015 was also impacted by weakness in the semiconductor and communications markets. We expect weakness through the balance of the year in the Chinese market, as well as the semiconductor and communications markets.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2015 and September 30, 2014 was $1,501.1 million (66.8% of net revenue) and $1,097.6 million (64.4% of net revenue), respectively. Cost of revenue increased as a percentage of net revenue primarily due to the dilutive effect of acquisitions, the additional charges related to the U.S. Automaker warranty claim and the Bridgestone settlement, recorded in the second and third quarters of 2015, respectively (refer to Note 10, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these matters), and the write-down of certain assets during the second quarter of 2015 related to the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition. In addition, in the nine months ended September 30, 2014, we recorded $7.3 million of insurance proceeds related to a fire at our South Korean manufacturing facility in Cost of revenue, which were partially offset by certain charges and expenses incurred during the second quarter of 2014 related to the completed transformation of our South Korean operations.
Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the charges related to the closing of our manufacturing facility in Brazil.
Research and development expense. R&D expense for the nine months ended September 30, 2015 and September 30, 2014 was $92.8 million (4.1% of net revenue) and $55.7 million (3.3% of net revenue), respectively. The increase in R&D expense as a percentage of net revenue was due to continued investment to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth.
Selling, general and administrative expense. SG&A expense for the nine months ended September 30, 2015 and September 30, 2014 was $203.6 million (9.1% of net revenue) and $148.3 million (8.7% of net revenue), respectively. SG&A expense increased primarily due to SG&A expense of acquired businesses of $49.8 million, integration costs, and increased compensation related to selling and administrative headcount, partially offset by the impact of favorable foreign currency exchange rates, particularly the Euro to U.S. Dollar.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the nine months ended September 30, 2015 and September 30, 2014 was $136.1 million and $100.6 million, respectively. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized between the nine months ended September 30, 2015 and the nine months ended September 30, 2014. For further discussion of intangible assets related to our recent acquisitions, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the nine months ended September 30, 2015 and September 30, 2014 were $12.4 million and $7.1 million, respectively. The increase relates primarily to severance charges associated with the closing of our manufacturing facility in Brazil. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2015 and September 30, 2014 was $96.0 million and $70.1 million, respectively. Interest expense increased primarily as a result of the issuance of new debt related to the acquisition of Schrader in the fourth quarter of 2014, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in the first half of 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details on our financing transactions.
Other, net. Other, net for the nine months ended September 30, 2015 and September 30, 2014 consisted of losses of $44.6 million and $4.1 million, respectively. The increase in losses recognized during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 relate primarily to losses associated with our debt financing transactions in 2015 and increased losses on commodity forward contracts in 2015. Refer to Note 6, “Debt,” and Note 12, “Derivative Instruments and Hedging Activities,” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information related to the losses associated with our debt financing transactions and losses on commodity forward contracts, respectively. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the other gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2015 and September 30, 2014 was $32.3 million and $6.9 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences.

The change in the provision for income taxes was primarily due to the release of a portion of the U.S. valuation allowance during the nine months ended September 30, 2014, a change in the amount and distribution of income recorded in profitable jurisdictions, and the impact of changes in foreign currency exchange rates. During the nine months ended September 30, 2014, we released a portion of the U.S. valuation allowance and recognized $40.8 million of benefit from income taxes in connection with our acquisitions, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. These benefits included an $8.3 million benefit from income taxes recorded in the first quarter of 2014 in connection with the acquisition of Wabash Worldwide Holding Corp., and a $32.5 million benefit from income taxes recorded in the third quarter of 2014 in connection with the DeltaTech Controls acquisition.
Liquidity and Capital Resources
We held cash and cash equivalents of $258.2 million and $211.3 million at September 30, 2015 and December 31, 2014, respectively, of which $100.4 million and $65.7 million, respectively, was held in the Netherlands, $21.7 million and $21.3 million, respectively, was held by U.S. subsidiaries, and $136.1 million and $124.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2015 and September 30, 2014. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(Amount in millions)	September 30, 2015	September 30, 2014
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$400.7	$365.9
Changes in operating assets and liabilities, net of effects of acquisitions	(37.0)	(85.7)
Operating activities	363.7	280.1
Investing activities	(127.2)	(391.7)
Financing activities	(189.6)	(9.6)
Net change	$46.9	$(121.2)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2015 and September 30, 2014 was $363.7 million and $280.1 million, respectively. The increase in net cash provided by operating activities is primarily due to the cumulative effect of the following: (1) the positive cash flow impact in 2015 of improved inventory and supply chain management, (2) the negative cash flow impact in 2014 of a buildup in inventory (partially offset by the related increase in amounts due to suppliers) as discussed further below, (3) timing of customer receipts, and (4) growth in net income adjusted for non-cash items, primarily resulting from higher sales and the resulting profit.
During the nine months ended September 30, 2014, there was a buildup of inventory to continue to ensure on-time delivery to our customers and an effective transition to our upgraded Enterprise Resource Planning system, which contributed to lower cash flows from operations as compared to the nine months ended September 30, 2015.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2015 and September 30, 2014 was $127.2 million and $391.7 million, respectively, which included $130.2 million and $101.1 million, respectively, in capital expenditures. For the nine months ended September 30, 2014, net cash used in investing activities also included $298.5 million in acquisition payments, net of cash received.
Refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the cash used for past acquisitions, and discussion of the agreement, entered into on July 30, 2015, to acquire the sensing portfolio of Custom Sensors & Technologies, Inc. ("CST") for a purchase price of approximately $1.0 billion. We expect this acquisition to close in the fourth quarter of 2015.

The increase in capital expenditures primarily relates to investments associated with increasing our manufacturing capacity. In 2015, we anticipate capital expenditures of approximately $175 million to $200 million, which we expect to be funded with cash flows from operations.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2015 and September 30, 2014 was $189.6 million and $9.6 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of $1,970.7 million in payments on debt and $29.4 million in payments of debt issuance costs, partially offset by $1,795.1 million of proceeds from the issuance of debt. Payments on debt and proceeds from the issuance of debt included $990.1 million in payments on the Existing Term Loans (as defined in the Indebtedness and Liquidity section below) and the corresponding issuance of $990.1 million in aggregate principal amount of borrowings under the Sixth Amendment Term Loan (as defined in the Indebtedness and Liquidity section below), which was issued at 99.75% of par. In addition, during the nine months ended September 30, 2015, we refinanced $700.0 million in aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") with $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"). There were also $105.0 million of borrowings and $180.0 million of payments under our $420.0 million revolving credit facility (the "Revolving Credit Facility") at various times during the nine months ended September 30, 2015. The remaining cash payments on debt primarily consisted of $75.0 million paid on the Original Term Loan (as defined in the Indebtedness and Liquidity section below).
As noted in the Investing Activities section above, on July 30, 2015, we entered into an agreement to acquire the sensing portfolio of CST for a purchase price of approximately $1.0 billion. We expect this acquisition will be funded through a combination of the issuance of debt, borrowings under the Revolving Credit Facility, and cash on hand.
For the nine months ended September 30, 2014, net cash used in financing activities consisted primarily of $181.7 million of payments to repurchase ordinary shares, including $169.7 million to repurchase 4.0 million ordinary shares from Sensata Investment Company S.C.A. (our former principal shareholder), partially offset by $160.0 million of cash provided by borrowings on the Revolving Credit Facility, which was used to fund a portion of the purchase price of DeltaTech Controls. In addition, during the second quarter of 2014, we borrowed $35.0 million on the Revolving Credit Facility, which was subsequently repaid prior to June 30, 2014.
We may repurchase ordinary shares from time to time, at such times and in amounts to be determined by management, based on market conditions, legal requirements, and other corporate considerations. The payments to repurchase ordinary shares are associated with the $250.0 million share buyback program discussed further below in Capital Resources, under which, as of September 30, 2015, there was approximately $74.7 million available for repurchases.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2015, we had $2,688.6 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of September 30, 2015 is as follows:

September 30, 2015
Sixth Amendment Term Loan	$985,170
4.875% Senior Notes	500,000
5.625% Senior Notes	400,000
5.0% Senior Notes	700,000
Revolving Credit Facility	55,000
Less: discount	(20,730)
Less: current portion	(64,902)
Long-term debt, net of discount, less current portion	$2,554,538

Capital lease and other financing obligations	$48,469
Less: current portion	(4,655)
Capital lease and other financing obligations, less current portion	$43,814
On September 29, 2015, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies B.V. ("STBV"), Sensata Technologies Finance Company, LLC ("ST Finance," and collectively with STBV, the "Borrowers"), and Sensata Technologies Intermediate Holding B.V. ("ST Intermediate"), entered into an amendment (the “Seventh Amendment") of our credit agreement dated as of May 12, 2011, as amended (the "Credit Agreement"). The Seventh Amendment increased the amount available for borrowing on the Revolving Credit Facility by $70.0 million to $420.0 million. No other changes to the terms of the Revolving Credit Facility were made.
On May 11, 2015, the Borrowers and ST Intermediate entered into an amendment (the "Sixth Amendment") of the Credit Agreement. Pursuant to the Sixth Amendment, the Original Term Loan (the term loan facility entered into in May 2011 in connection with the execution of the Credit Agreement) and the Incremental Term Loan (the $600.0 million term loan facility provided for by the third amendment to the Credit Agreement, and together with the Original Term Loan, the "Existing Term Loans") were prepaid in full, and a new term loan (the "Sixth Amendment Term Loan") was entered into in an aggregate principal amount equal to the sum of the outstanding balances of the Existing Term Loans. The maturity date of the Sixth Amendment Term Loan is October 14, 2021, with principal payments of 0.25% of the original aggregate principal amount of the Sixth Amendment Term Loan due quarterly. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for other significant terms of the Sixth Amendment.
On March 26, 2015, STBV completed a series of financing transactions, including the settlement of $620.9 million of STBV's $700.0 million aggregate principal amount of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, the issuance and sale of $700.0 million aggregate principal amount of the 5.0% Senior Notes, and, along with ST Finance and ST Intermediate, the entry into an amendment (the "Fifth Amendment") to the Credit Agreement. On April 29, 2015, STBV redeemed the remaining $79.1 million principal amount of 6.5% Senior Notes.
The Fifth Amendment (1) increased the availability on the Revolving Credit Facility by $100.0 million to $350.0 million in the aggregate, (2) extended the maturity date of the Revolving Credit Facility to March 26, 2020, and (3) revised certain fees and interest rates as described in more detail in Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
As of September 30, 2015, there was $359.7 million of availability under the Revolving Credit Facility, net of $5.3 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Capital Resources:
Our sources of liquidity include cash on hand, cash flows from operations, and amounts available under the existing senior secured credit facilities issued under the Credit Agreement. We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2015, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months, including any additional debt that will be incurred to fund the acquisition of the sensing portfolio of CST.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under our term loans. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our term loans upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2015, nor do we expect them to be triggered with the incurrence of additional debt related to the acquisition of the sensing portfolio of CST.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 21, 2015, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a negative outlook. In August 2015, Moody's Investors Service affirmed STBV's Ba2 long-term rating and revised its outlook to negative from stable. Also in August 2015, Standard & Poor's affirmed STBV's BB+ corporate credit rating and revised its outlook to negative from stable. The change in outlook by the credit rating agencies resulted from reviews initiated upon the announcement of our proposed acquisition of the sensing portfolio of CST. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.

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
In October 2012, our Board of Directors authorized a $250.0 million share repurchase program. In October 2013 and February 2014, the Board of Directors authorized amendments to the terms of the program, in each case to reset the amount available for share repurchases to $250.0 million. Under the amended program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash flows from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the nine months ended September 30, 2015, we did not repurchase any ordinary shares under the program. At September 30, 2015, $74.7 million remained available for share repurchase under the program.
As discussed in Note 8, "Debt," of our Annual Report on Form 10-K for the year ended December 31, 2014, the Credit Agreement and indentures under which our senior notes were issued contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and indentures, were taken into consideration in establishing our initial and amended share repurchase programs, and are evaluated periodically with respect to future potential funding. We do not believe that the covenants described above will prevent us from funding share repurchases under our share repurchase program with available cash and cash flows from operations, should we decide to do so. As of September 30, 2015, we were in compliance with all covenants and default provisions under our credit arrangements.
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance. We will adopt ASU 2014-09 on January 1, 2018 and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. As of September 30, 2015 and December 31, 2014, we had recorded deferred financing costs of $27.0 million and $29.1 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the third quarter of 2015. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are expecting to close on the acquisition (the "Acquisition") of the sensing portfolio of Custom Sensors & Technologies, Inc. ("CST") in the fourth quarter of 2015. After closing, we may be unable to successfully integrate the operations of CST into our operations and we may not realize the anticipated efficiencies and synergies of the Acquisition. If the Acquisition does not achieve its intended results, our business, financial condition and results of operations could be materially and adversely affected.
The Acquisition will involve the integration of two companies that previously operated independently, and the unique business cultures of the two companies may prove to be incompatible. The anticipated integration of CST into our operations will be a significant undertaking and will require significant attention from our management team. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisition. Our results of operations could also be adversely affected by any issues attributable to CST’s operations that arise or are based on events or actions that occur prior to the closing of the Acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies between CST and us. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Although we currently anticipate significant synergies over the enterprise life of the combined company, our actual synergies and the expenses required to realize these synergies could differ materially from our current expectations. We cannot assure you that we will achieve the full amount of expected synergies on the schedule anticipated, or at all, or that these synergies will not have other adverse effects on our business. Failure to achieve the anticipated benefits of the Acquisition could result in increased costs or decreases in the amount of expected revenue and could materially adversely affect our business, financial condition, and results of operations.
The assumption of known and unknown liabilities in the Acquisition may harm our financial condition and results of operations.
As a result of the Acquisition, we will assume all of CST’s liabilities, including known and unknown contingent liabilities. If there are significant unknown CST obligations, or if we incur significant losses arising from known contingent liabilities assumed by us upon closing of the Acquisition, the combined company’s business could be materially and adversely affected. We may learn additional information about CST’s business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the Acquisition will be successful or that it will not, in fact, harm our business. Among other things, if CST’s liabilities are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial unindemnified or uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1
Stock and Asset Purchase Agreement, dated as of July 30, 2015, by and among Sensata Technologies Holding N.V., Custom Sensors & Technologies Ltd., Crouzet Automatismes S.A.S. and Custom Sensors & Technologies (Huizhou) Limited (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on August 5, 2015).

10.1
Commitment Letter, dated as of July 30, 2015, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on August 5, 2015).

10.2
Amendment No. 7 to Credit Agreement, dated as of September 29, 2015, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 2, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 27, 2015
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)