Form 10-K
period 2015-12-31
Sensata Technologies Holding N.V.
filed 2016-02-02
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2015 was approximately $8.9 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 15, 2016, 170,344,681 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2016. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

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

•
integration of acquired companies, including the acquisitions of August Cayman Company, Inc. ("Schrader") and certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"), and any future acquisitions and joint ventures or dispositions, may require significant resources and/or result in significant unanticipated losses, costs, or liabilities, and we may not realize all of the anticipated operating synergies and cost savings from acquisitions;

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

•	risks associated with security breaches and other disruptions to our information technology infrastructure; and

•	the other risks set forth in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the U.S. Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

PART I

ITEM 1.	BUSINESS
The Company
The reporting company is Sensata Technologies Holding N.V. (“Sensata Technologies Holding”) and its wholly-owned subsidiaries, collectively referred to as the “Company,” “Sensata,” “we,” “our,” and “us.”
Sensata Technologies Holding is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing (formerly referred to as "Sensors") and Sensing Solutions (formerly referred to as "Controls").
Overview
Sensata, a global industrial technology company, engages in the development, manufacture, and sale of sensors and controls. We produce a wide range of sensors and controls for applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors.
Our sensors are customized devices that translate a physical phenomenon, such as pressure or position, into electronic signals that microprocessors or computer-based control systems can act upon. Our controls are customized devices embedded within systems to protect them from excessive heat or current. Underlying these sensors and controls are core technology platforms—thermal and magnetic-hydraulic circuit protection, micro electromechanical systems, ceramic capacitance, and monosilicon strain gage—that we leverage across multiple products and applications, enabling us to optimize our research, development, and engineering investments and achieve economies of scale.
Our primary products include low-, medium-, and high-pressure sensors, temperature sensors, speed sensors, position sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized, innovative solutions for specific customer requirements or applications across a variety of end-markets, including automotive, heavy vehicle on- and off-road ("HVOR"), appliance, heating, ventilation, and air conditioning (“HVAC”), industrial, aerospace, data/telecom, semiconductor, and mobile power, among others. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers (“OEMs”) and other multinational companies.
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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, nickel, zinc, and resins. Certain of our Performance Sensing product lines use magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets, which could materially impact our Performance Sensing business.
We are a global business, with significant operations around the world. As of December 31, 2015, 36%, 37%, and 27% of our fixed assets were located in the Americas, Asia, and Europe, respectively. We have a diverse revenue mix by geography, customer, and end-market. We generated 41%, 26%, and 33% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2015. Our largest customer accounted for approximately 9% of our net revenue for the year ended December 31, 2015. Our net revenue for the year ended December 31, 2015 was derived from the following end-markets: 27.4% from European automotive, 18.5% from Asia and rest of world automotive, 21.5% from North American automotive, 5.8% from appliance and HVAC, 12.3% from HVOR, 6.5% from industrial, and 8.0% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Acquisition History
We can trace our origins back to entities that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments Incorporated ("TI") from 1959 until April 27, 2006, when Sensata Technologies B.V. ("STBV"), an indirect, wholly-owned subsidiary of Sensata Technologies Holding, completed the carve-out and acquisition of the Sensors & Controls business from TI (the "2006 Acquisition"), which was effected through a number of STBV's subsidiaries that collectively purchased the assets and assumed the liabilities being transferred.
Between the 2006 Acquisition and December 31, 2013, we completed the following significant acquisitions:
•First Technology Automotive and Special Products (2006);
•Airpax Holdings, Inc. (2007);
•Automotive on Board sensors business of Honeywell International Inc. (2011); and
•Sensor-NITE Group Companies (2011).
On January 2, 2014, we acquired Wabash Worldwide Holding Corp. ("Wabash") for an aggregate purchase price of $59.6 million. Wabash develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the U.K. We acquired Wabash in order to complement our existing magnetic speed and position sensor product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the HVOR end-market. Wabash has been integrated into our Performance Sensing segment.
On May 29, 2014, we acquired Magnum Energy Incorporated ("Magnum") for an aggregate purchase price of $60.6 million. Magnum is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum products are used in recreational vehicles and the solar/off-grid applications market. We acquired Magnum to complement our existing inverter business. Magnum has been integrated into our Sensing Solutions segment.
On August 4, 2014, we acquired CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business ("DeltaTech") for an aggregate purchase price of $177.8 million. DeltaTech is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries. DeltaTech was acquired to expand our magnetic speed and position sensing business with new and existing customers in the HVOR market. DeltaTech is being integrated into our Performance Sensing segment.
On October 14, 2014, we acquired August Cayman Company, Inc. ("Schrader") for an aggregate purchase price of $1,004.7 million. Schrader is a manufacturer of tire pressure monitoring sensors (“TPMS”), a vehicle safety feature now standard on all cars and light trucks sold in the U.S. and growing in use globally in Europe and Asia. Schrader was acquired to add TPMS and additional low pressure sensing capabilities to our current product portfolio. Schrader is being integrated into our Performance Sensing segment.
On December 1, 2015, we completed the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"), for an aggregate purchase price of approximately $1,008.8 million, subject to customary post-closing adjustments. The acquisition included the Kavlico, BEI, Crydom, and Newall product lines and brands, and encompassed sales, engineering, and manufacturing sites in the U.S., the U.K., Germany, France, and Mexico. We acquired CST to further extend our sensing content beyond automotive markets and build scale in pressure sensing. Portions of CST are being integrated into each of our segments.
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
Performance Sensing Business
Overview
Our Performance Sensing business is a leading supplier of automotive and HVOR sensors, including pressure sensors, speed and position sensors, temperature sensors, and pressure switches. Our Performance Sensing business accounted for approximately 79% of our 2015 net revenue. Products manufactured by our Performance Sensing business are used in a wide variety of applications, including automotive air conditioning, braking, transmission, tire, and air bag applications, as well as HVOR applications, including operator controls. We have historically derived most of the revenue in our Performance Sensing business from the sale of medium and high-pressure sensors. With the acquisition of Schrader, we added significant low pressure sensing capabilities, primarily TPMS, to our existing portfolio. We believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive and HVOR OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio, which, we believe, helps to protect us against shifts in market share between different OEMs.
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the Performance Sensing segment operating income for the years ended December 31, 2015, 2014, and 2013 and total assets as of December 31, 2015 and 2014.
Performance Sensing Business Markets
Sensors are customized devices that translate a physical phenomenon, such as pressure or position, into electronic signals that microprocessors or computer-based control systems can act upon. The market is characterized by a broad range of products and applications across a diverse set of end-markets. We believe large OEMs and other multinational companies are increasingly demanding a global presence to supply sensors for their key global platforms.
Automotive and HVOR sensors are included in the Performance Sensing business results, while industrial sensors are included in the Sensing Solutions business results. Refer to the Sensing Solutions Business Markets section for discussion of industrial sensors.
Automotive and HVOR Sensors
Revenue growth from the global automotive and HVOR sensor end-markets, which include applications in powertrain, tire, air conditioning, and chassis control, is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth since the global recession in 2008 and 2009 and are expected to continue to increase over the long-term due to population growth and increased usage of cars in emerging markets. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety, emissions, and greater fuel efficiency, consumer demand for new applications, and productivity for HVOR applications. For example, governments have mandated sensor-intensive technologies in Europe for TPMS. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.
According to the LMC Automotive "Global Car & Truck Forecast" for the fourth quarter 2015, the production of global light vehicles in 2015 was approximately 88.4 million units, an increase of 1.2% from 2014.
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
According to an October 2015 report prepared by Strategy Analytics, Inc., the global automotive sensor market was $19.9 billion in 2015, compared to $19.1 billion in 2014. We believe the increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers of the increase in the global automotive sensor market. We believe that the increasing installation in vehicles of safety, emissions, efficiency, and comfort-related features that depend on sensors for proper functioning, such as airbags, electronic stability control, TPMS, advanced driver assistance, and advanced combustion and exhaust after-treatment, will continue to drive increased sensor usage and content growth.

Performance Sensing Products
We offer the following significant products in the Performance Sensing business:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure sensors	Air conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Tire pressure monitoring Exhaust after treatment	Automotive HVOR Marine

Speed and position sensors	Transmission Braking Engine	Automotive HVOR

Temperature sensors	Exhaust after-treatment	Automotive HVOR

Pressure switches	Air conditioning systems Power steering Transmission	Automotive HVOR
The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years:

Product Category	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Pressure sensors	$1,631,678	$1,164,494	$924,505
Speed and position sensors	328,102	275,628	153,537
Temperature sensors	191,369	152,662	137,016
Pressure switches	55,607	65,129	58,088
Other	139,470	97,944	85,092
Total	$2,346,226	$1,755,857	$1,358,238
In 2015, we determined that force sensors were no longer a significant product category for our business, and we reclassified the revenue related to this product category to "other." In addition, we determined that the products of certain businesses acquired in 2014 that were previously included in "other" were more appropriately categorized as speed and position sensors. Prior periods have been recast to reflect these changes.
Sensing Solutions Business
Overview
We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power conversion and control products, industrial sensors, and interconnection products. Our Sensing Solutions business accounted for approximately 21% of our 2015 net revenue. We market and manufacture a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, pressure sensors and switches, temperature sensors and switches/thermostats, linear and rotary position sensors, semiconductor burn-in test sockets, solid state relays, and power inverters. Our control products are sold into industrial, aerospace, military, commercial, medical device, and residential end-markets. We derive most of our Sensing Solutions business revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as internal and external motor and compressor protectors, circuit protection, motor starters, thermostats, switches, semiconductor testing, and light industrial systems. Our industrial sensors, including pressure sensors, temperature sensors, and linear and rotary position sensors, provide real time information about the state of a specific system or subsystem, so control adjustments can be made to optimize system performance. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete. For our industrial sensors, we have a strategic plan to build leading positions over time, leveraging the significant scale advantage and innovative capability of our Performance Sensing business portfolio. In addition, on December 1, 2015, we acquired CST, which has expanded our product offerings in industrial sensors and power conversion and controls, as disclosed in the Sensing Solutions Business Markets section below.
Our Sensing Solutions business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories ("UL") Standards for Safety, have been written based on the performance and specifications of our control products. We also have U.S. and Canadian Component Recognitions from UL, a U.S.-based organization that issues safety standards for many electrical products in the U.S., for many of our control products, so that customers can use Klixon® products throughout North America. Where our component parts are detailed in our customers' certifications from UL, changes to their certifications may be necessary in order for them to incorporate competitors' motor protection offerings.
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
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the Sensing Solutions segment operating income for the years ended December 31, 2015, 2014, and 2013 and total assets as of December 31, 2015 and 2014.
Sensing Solutions Business Markets
Sensing Solutions products include controls, which are customized devices that protect equipment and electrical architecture from excessive heat or current, and sensors, which measure specific fluid based system parameters, including pressure and temperature. Our products help our customers' systems run safely and in an energy efficient and environmentally friendly manner. Our product lines encompass bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power conversion and control products, interconnection products, and industrial sensors, each of which serves a highly diversified base of customers, end-markets, applications, and geographies.
Bimetal Electromechanical Controls
Bimetal electromechanical controls include motor protectors, motor starters, thermostats, and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors, household appliances, and commercial and military aircraft. In developed markets such as the U.S., Europe, and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment. In emerging markets, a growing middle class and rapid overall industrialization is creating growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure.
Thermal and Magnetic-Hydraulic Circuit Breakers
Our circuit breaker portfolio includes customized magnetic-hydraulic circuit breakers and thermal circuit breakers, which help prevent damage from electrical or thermal overload. Our magnetic-hydraulic circuit breaker business serves a broad spectrum of OEMs and other multinational companies in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural, and alternative energy markets. We provide thermal circuit breakers to the commercial and military aircraft markets. Demand for these products tends to pace the general economic environment.
Power Conversion and Control
Power conversion and control products include power inverters, and with the acquisition of CST, solid state relays.
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

With the acquisition of CST in December 2015, this product category was expanded to include solid state relays, which are used where it is necessary to control a circuit by a low-power signal, or where several circuits must also be controlled by one signal. Applications for solid state relays include those in the industrial equipment end-market.
Interconnection
Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. Demand in the semiconductor market is driven by consumer and business computational, entertainment, transportation, and communication needs. These needs are driven by the desire to have smaller, lighter, faster, more functional, and energy conscious devices that make users more productive and interconnected to society.
Industrial Sensors
Industrial sensors employ similar technology to automotive sensors discussed in the Performance Sensing Business section above, but often require greater customization in terms of packaging, calibration, and electrical output. Commercial and industrial applications in which our industrial sensors have historically been widely used include: multiple HVAC and refrigeration systems, where refrigerant, water, or air is the sensed fluid media used to optimize performance of the heating and cooling application; discrete industrial equipment applications that have a fluid-based subsystem (e.g., air compressors and hydraulic machinery such as molding and metal machining); and applications such as pumps and storage tanks, where measurement of pressure and temperature is required for optimum performance.
With the acquisition of CST in December 2015, this product category was expanded to include linear and rotary position sensors. Linear and rotary position sensors translate linear or angular mechanical position to an electrical signal, and are typically used in systems where high reliability is desired, such as aircraft controls. The primary applications for our linear and rotary position sensors are in harsh environments in the aerospace and energy and infrastructure end-markets.
We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive sensor market: regulation of safety, emissions, and greater energy efficiency, and consumer demand for new features. For example, many HVAC/Refrigeration ("HVAC/R") and industrial systems are converting to more energy efficient variable speed control, which inherently requires more sensor feedback than traditional fixed speed control systems. Global trends towards environmentally friendly refrigerants also require more sensors to deliver the desired system performance.

Sensing Solutions Products
We offer the following significant products in the Sensing Solutions business:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal electromechanical controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC/R Medical connectors Small/large appliances Lighting Industrial motors Auxiliary DC motors Commercial aircraft Military Marine/industrial

Thermal and magnetic-hydraulic circuit breakers	Circuit protection	Commercial aircraft Data communications Telecommunications Computer servers Marine/industrial HVAC/R Military

Interconnection	Semiconductor testing	Semiconductor manufacturing

Power conversion and control	DC/AC inverters Solid state relays	Mobile power equipment Recreational vehicles Solar power Industrial equipment

Industrial sensors	System fluid measurement Motion control systems	HVAC/R Industrial equipment Aerospace and defense
The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years:

Product Category	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Bimetal electromechanical controls	$318,721	$359,610	$355,089
Thermal and magnetic-hydraulic circuit breakers	110,980	117,816	113,228
Industrial sensors	69,102	56,779	49,016
Interconnection	61,738	69,332	72,206
Power conversion and control	58,180	35,160	19,994
Other	10,014	15,249	12,961
Total	$628,735	$653,946	$622,494
Technology and Intellectual Property
We rely primarily on patents and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our products, and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired, or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from TI in the 2006 Acquisition. We have also acquired intellectual property as part of our various acquisitions. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2015, excluding the recent acquisition of CST, we had approximately 239 U.S. and 244 non-U.S. patents and approximately 47 U.S. and 172 non-U.S. pending patent applications that were filed within the last five years. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. The acquisition of CST added approximately 83 U.S. and 175 non-U.S. patents and approximately 12 U.S. and 35 non-U.S. pending patent applications that were filed within the last five years. Our patents have expiration dates ranging from 2016 to 2035. We incurred Research and Development expense of $123.7 million, $82.2 million, and $58.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We utilize licensing arrangements with respect to certain technology that we use in our sensor products and, to a lesser extent, our control products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, TI, in connection with the 2006 Acquisition, which permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach.
We purchase sense element assemblies, which are components used primarily in our monosilicon strain gage pressure sensors, from Measurement Specialties, Inc. and its affiliates ("MEAS") and also manufacture them internally as a second source. Prior to March 2013, this internal sourcing was under a license provided for by an agreement entered into between MEAS and TI in May 2002 (the "2002 Agreement"), which was on a year-to-year basis, and limited our internal production to 40% of our needs. In March 2013 we entered into an intellectual property licensing arrangement (the "License Agreement") with MEAS to replace the 2002 Agreement, which was terminated in its entirety without penalty. The License Agreement provides for an indefinite duration license, which is subject to royalties through 2019 and thereafter is royalty-free. Pursuant to the terms of the License Agreement, the 40% limitation on internal production under the 2002 Agreement has been eliminated, and we are authorized to produce our entire need for these sense elements within the passenger vehicle and heavy duty truck fields of use. The License Agreement can be terminated by either party in the event of an uncured material breach. The sense element assemblies subject to the License Agreement accounted for $386.3 million in net revenue for the year ended December 31, 2015, of which $206.7 million was related to products that were manufactured by MEAS, and $179.6 million was related to products that were manufactured by us.
Seasonality
Because of the diverse nature of the markets in which we compete, our revenue is only moderately impacted by seasonality. However, our Sensing Solutions business has some seasonal elements, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.
Sales and Marketing
The sales and marketing function within our business is organized into regions—the Americas, Asia, and Europe—but also organizes globally across all geographies according to market segments, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers.
Customers
Our customer base in the Performance Sensing business includes a wide range of OEMs and Tier 1 suppliers in the automotive and HVOR end-markets. Our customers in the Sensing Solutions business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, medical, energy and infrastructure, data/telecom, and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers, we rely on third-party distributors to sell our sensor and control products. We have had relationships with our top ten customers for an average of 26 years. Our largest customer accounted for approximately 9% of our net revenue for the year ended December 31, 2015.
Selected Geographic Information
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of our net revenue by selected geographic areas for the years ended December 31, 2015, 2014, and 2013 and long-lived assets by selected geographic area as of December 31, 2015 and 2014.
Competition
Within each of the principal product categories in our Performance Sensing business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, the ability to produce customized solutions on a global basis, technical expertise and development capability, breadth and scale of product offerings, product service and responsiveness, and price.

Within each of the principal product categories in our Sensing Solutions business, we compete with divisions of large multinational industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in these markets are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found that certain of the product categories have specific competitive factors. For example, in the thermal circuit breaker, thermostat, and switch markets, strength of technology, quality, and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by UL, and similar organizations outside of the U.S., such as Verband der Elektrotechnik, Elektronik und Informationstechnik, and TÜV Rheinland in Europe, China Compulsory Certification in China, and Canadian Standards Association in Canada.
Employees
As of December 31, 2015, we had approximately 19,650 employees, of whom approximately 11% were located in the U.S. As of December 31, 2015, approximately 830 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2015, we had approximately 1,790 contract workers on a worldwide basis. We believe that our relations with our employees are good.
Environmental Matters and Governmental Regulation
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving us or our operations, other than as set forth in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2015, compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings, or competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2016.
Our products are governed by material content restrictions and reporting requirements, examples of which include the European Union regulations, such as REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals), RoHS (Restriction of Hazardous Substances), and ELV (End of Life Vehicles), etc., U.S. regulations, such as the conflict minerals requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and similar regulations in other countries. Numerous customers, across all end-markets, are requiring us to provide declarations of compliance or, in some cases, full material content disclosure as a requirement of doing business with them.
We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation (“ITAR”). These products represent an immaterial portion of our net revenue, and we have not exported ITAR-controlled products. However, if in the future we decided to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user, national security, and foreign policy. The length of time involved in the licensing process varies but currently averages approximately six to eight weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.
Available Information
We make available free of charge on our Internet website (www.sensata.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC"). Our website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8300. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on, or accessible through, this website is not incorporated into this filing. Further, our references to the URLs for the SEC's website and our website are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
Adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our businesses.
Much of our business depends on, and is directly affected by, the global automobile industry. Sales to customers in the automotive industry accounted for approximately 67% of our total 2015 net revenue. Adverse developments like those we have seen in past years in the automotive industry, including but not limited to declines in demand, customer bankruptcies, and increased demands on us for pricing decreases, could have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
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
Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service, and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low cost, particularly in markets where low-cost country-based suppliers, primarily in China with respect to the Sensing Solutions business, have entered our markets, or increased their sales in our markets, by delivering products at low cost to local OEMs. In addition, certain of our competitors in the automotive sensor market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for many of the products that we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Certain of our customers currently have, or may develop in the future, the capability to internally produce the products that we sell to them and may compete with us with respect to those and other products and with respect to other customers. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.
We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses, or subject us to potential penalties and/or sanctions in the event of non-compliance with the Foreign Corrupt Practices Act (the "FCPA") or similar worldwide anti-bribery laws.
Our subsidiaries located outside of the United States (the "U.S.") generated approximately 67% of our 2015 net revenue, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.
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

We may be unable to successfully integrate the operations of August Cayman Company, Inc. (“Schrader”) and the acquired assets and subsidiaries of Custom Sensors & Technologies Ltd. ("CST") into our operations and we may not realize the anticipated efficiencies and synergies of the acquisitions of Schrader and CST (the "Acquisitions"). If the Acquisitions do not achieve their intended results, our business, financial condition, and results of operations could be materially and adversely affected.
The integration of Schrader and CST into our operations are significant undertakings and will continue to require significant attention from our management team. The Acquisitions involve the integration of companies that previously operated independently, and the unique business cultures of these companies may prove to be incompatible. It is possible that the integration processes could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisitions. Our results of operations and financial condition could also be adversely affected by any issues attributable to the operations of Schrader or CST that arose or are based on events or actions that occurred prior to the closing of the Acquisitions. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and although we currently anticipate significant long-term synergies, no assurance can be given that these anticipated synergies will be realized or, if realized, the timing of their realization. Our actual synergies and the expenses required to realize these synergies could differ materially from our current expectations, and we cannot assure you that these synergies will not have other adverse effects on our business. Failure to achieve the anticipated benefits of the Acquisitions could result in increased costs or decreased revenue and could materially adversely affect our business, financial condition, and results of operations. Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Acquisitions.
The assumption of known and unknown liabilities in the Acquisitions may harm our financial condition and results of operations.
As a result of the Acquisitions, we have assumed all of the liabilities of Schrader and CST, including known and unknown contingent liabilities. If there are significant unknown obligations of Schrader or CST, or if we incur significant losses arising from known contingent liabilities assumed by us in connection with the Acquisitions, our business could be materially and adversely affected. We may obtain additional information about Schrader's or CST’s business that adversely affects the combined company, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the Acquisitions will be successful or that they will not, in fact, harm our business. Among other things, if the liabilities of Schrader or CST are greater than expected, or if there are material obligations of which we are not aware, our business could be materially and adversely affected. If we become responsible for substantial unindemnified or uninsured liabilities, these liabilities may have a material adverse effect on our financial condition and results of operations.
We may be subject to claims that our products or processes infringe on the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes, or prevent us from selling our products.
Third parties may claim that our processes and products infringe on their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time consuming legal proceedings, and this could divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages, make future royalty payments, and/or could be prevented from selling some or all of our products. We may also be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully. If we are prevented from selling some or all of our products, our sales could be materially adversely affected. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of material intellectual property claims against us.
We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us.
We have been, and may continue to be, exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in death, bodily injury, and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranty when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty, and recall claims could be material. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our product liability, warranty, and recall claims.
Changes in existing environmental and/or safety laws, regulations, and programs could reduce demand for environmental and/or safety-related products, which could cause our revenue to decline.
A significant amount of our business is generated either directly or indirectly as a result of existing laws, regulations, and programs related to environmental protection, fuel economy, energy efficiency, and safety regulation. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for environmental and/or safety products, which may have a material adverse effect on our revenue.
Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.
As of December 31, 2015, we had $3,659.5 million of gross outstanding indebtedness, including $982.7 million of indebtedness under the term loan (the "Term Loan") provided by the sixth amendment to the credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement"), $500.0 million aggregate principal amount of 4.875% senior notes due 2023 issued under an indenture dated as of April 17, 2013 (the "4.875% Senior Notes"), $400.0 million aggregate principal amount of 5.625% senior notes due 2024 issued under an indenture dated as of October 14, 2014 (the "5.625% Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2025 issued under an indenture dated as of March 26, 2015 (the "5.0% Senior Notes"), $750.0 million aggregate principal amount of 6.25% senior notes due 2026 issued under an indenture dated as of November 27, 2015 (together with the 4.875% Senior Notes, the 5.625% Senior Notes, and the 5.0% Senior Notes, the "Senior Notes"), $280.0 million outstanding under our $420.0 million revolving credit facility (the "Revolving Credit Facility") provided by the Credit Agreement, and $46.8 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, the senior secured credit facilities provided for under the Credit Agreement (the "Senior Secured Credit Facilities"), under which the Term Loan and the Revolving Credit Facility were issued, permit us to incur additional indebtedness in the future. As of December 31, 2015, we had $134.5 million available to us under the Revolving Credit Facility. If we increase our indebtedness by borrowing under the Revolving Credit Facility or incur other new indebtedness, the risks described above would increase. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our outstanding indebtedness.
Our business may not generate sufficient cash flows from operations, or future borrowings under the Senior Secured Credit Facilities or from other sources may not be available to us in an amount sufficient to enable us to service and/or repay our indebtedness when it becomes due, or to fund our other liquidity needs, including capital expenditure requirements.
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
The Revolving Credit Facility requires us to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 10% of the commitments under the Revolving Credit Facility. In addition, Sensata Technologies B.V. and its Restricted Subsidiaries (as defined in the Credit Agreement) are required to satisfy this covenant, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) under the Revolving Credit Facility as of the time of such borrowings. Additionally, the Revolving Credit Facility and the indentures governing the Senior Notes require us to comply with various operational and other covenants.
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
If, when required, we are unable to repay, refinance, or restructure our indebtedness under, or amend the covenants contained in, the Credit Agreement, or if a default otherwise occurs, the lenders under the Senior Secured Credit Facilities could: elect to terminate their commitments thereunder; cease making further loans; declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; institute foreclosure proceedings against those assets that secure the borrowings under the Senior Secured Credit Facilities; and prevent us from making payments on the Senior Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.
Labor disruptions or increased labor costs could adversely affect our business.
As of December 31, 2015, we had approximately 19,650 employees, of whom approximately 11% were located in the U.S. As of December 31, 2015, approximately 830 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils.
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
Our business, financial condition, and/or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity, transportation disruptions, or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide, and the volume of the production. We may not be able to make arrangements to transition supply and qualify replacement suppliers in a cost-effective or timely manner, or at all.
Our dependence on third parties for raw materials and components subjects us to the risk of supplier non-performance and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business. Supplier non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers.

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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, nickel, zinc, resins, and certain rare earth metals, which may experience significant volatility in their price and availability. We have entered into hedge arrangements in an attempt to minimize commodity pricing volatility and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles. Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. Refer to Note 16, "Derivative instruments and Hedging Activities," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of accounting for hedges of commodity prices.
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
Export of our products is subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, or financial condition.
We must comply with the U.S. Export Administration Regulations, International Traffic in Arms Regulation ("ITAR"), and the sanctions, regulations, and embargoes administered by the Office of Foreign Assets Control (“OFAC”). Certain of our products that have military applications are on the munitions list of ITAR and require an individual validated license in order to be exported to certain jurisdictions. These restrictions also apply to technical data for design, development, production, use, repair, and maintenance of such ITAR-controlled products. While we have not exported ITAR-controlled products or technical data in the past, if in the future we decided to export ITAR-controlled products or technical data, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. ITAR-controlled products do not currently represent a material portion of our net revenue, but if in the future such products do represent a material portion of our net revenue, any delays in obtaining, or inability to obtain, such licenses could result in a material reduction in revenue.
We export products that are subject to other export regulations, and any changes in these export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. This area remains fluid in terms of regulatory developments. Should we need an export license under existing regulations, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. We have no control over the time it takes to process an export license. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.
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
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the U.S. and other countries, as well as product performance standards established by quasi-governmental and industrial standards organizations. We cannot assure you that we have been, and will continue to be, in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently, and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations, and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act require us to report on "conflict minerals" used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The continuing implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made, and may be required in the future to make, capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material.
Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us.
Sensata Technologies Holding N.V. is a Dutch public limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.
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
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other net identifiable intangible assets totaled approximately $4,282.3 million as of December 31, 2015, or 68% of our total assets.

Goodwill, which represents the excess of cost over the fair value of the net assets of businesses acquired, was approximately $3,019.7 million as of December 31, 2015, or 48% of our total assets. Goodwill and other identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in the use of assets, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. Although no impairment charges have been recorded during the past three fiscal years, should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments. Refer to Note 5, "Goodwill and Other Intangible Assets," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on our goodwill and other identifiable intangible assets. Refer to Critical Accounting Policies and Estimates, included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K for further discussion of the assumptions used in the development of the fair value of our reporting units.
We are a Dutch public limited liability company, and it may be difficult for shareholders to obtain or enforce judgments against us in the U.S.
Sensata Technologies Holding, N.V. is incorporated under the laws of the Netherlands, and a substantial portion of our assets are located outside of the U.S. As a result, although we have appointed an agent for service of process in the U.S., it may be difficult or impossible for U.S. investors to effect service of process upon us within the U.S. or to realize any judgment against us in the U.S., including for civil liabilities under the U.S. securities laws. Therefore, any judgment obtained against us in any U.S. federal or state court may have to be enforced in the courts of the Netherlands, or such other foreign jurisdiction, as applicable. Because there is no treaty or other applicable convention between the U.S. and the Netherlands with respect to the recognition and enforcement of legal judgments regarding civil or commercial matters, a judgment rendered by any U.S. federal or state court will not be enforced by the courts of the Netherlands unless the underlying claim is relitigated before a Dutch court. Under current practice, however, a Dutch court will generally grant the same judgment without a review of the merits of the underlying claim (i) if that judgment resulted from legal proceedings compatible with Dutch notions of due process, (ii) if that judgment does not contravene public policy of the Netherlands, and (iii) if the jurisdiction of the U.S. federal or state court has been based on internationally accepted principles of private international law.
To date, we are aware of only limited published case law in which Dutch courts have considered whether such a judgment rendered by a U.S. federal or state court would be enforceable in the Netherlands. In all of these cases, Dutch lower courts applied the aforementioned criteria with respect to the U.S. judgment. If all three criteria were satisfied, the Dutch courts granted the same judgment without a review of the merits of the underlying claim.
Investors should not assume, however, that the courts of the Netherlands, or such other foreign jurisdiction, would enforce judgments of U.S. courts obtained against us predicated upon the civil liability provisions of the U.S. securities laws, or that such courts would enforce, in original actions, liabilities against us predicated solely upon such laws.
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
The provisions of Dutch corporate law and our articles of association have the effect of concentrating control over certain corporate decisions and transactions in the hands of our Board of Directors. As a result, holders of our shares may have more difficulty in protecting their interests in the face of actions by members of our Board of Directors than if we were incorporated in the U.S.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2015, we occupied 17 principal manufacturing facilities and business centers totaling approximately 3,518 thousand square feet, with the majority devoted to research, development, engineering, manufacturing, and assembly. We lease approximately 433 thousand square feet for our United States headquarters in Attleboro, Massachusetts. Of our principal facilities, approximately 1,484 thousand square feet are owned and approximately 2,034 thousand square feet are occupied under leases. A significant portion of our owned properties and equipment is subject to a lien under the Senior Secured Credit Facilities. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Senior Secured Credit Facilities. We consider our manufacturing facilities sufficient to meet our current operational requirements. The table below lists the location of our principal executive and operating facilities:

		Operating Segment
Country	Location	Performance Sensing	Sensing Solutions	Owned or Leased	Approximate Square Footage (in thousands)
Bulgaria	Botevgrad	X		Owned	137
China	Baoying		X	Owned	360
China	Baoying	X	X	Leased	385
China	Changzhou	X	X	Leased	488
France	Pontarlier	X		Owned	178
Germany	Berlin	X		Leased	33
Malaysia	Subang Jaya	X		Leased (1)	108
Mexico	Aguascalientes	X	X	Owned	411
Mexico	Tijuana (2)	X	X	Leased	287
Netherlands	Almelo	X	X	Owned	185
Poland	Bydgoszcz	X		Leased	54
United Kingdom	Antrim	X		Leased	97
United Kingdom	Carrickfergus	X		Owned	63
United Kingdom	Swindon	X		Leased	34
United States	Attleboro, MA	X	X	Leased	433
United States	Altavista, VA	X		Owned	150
United States	Thousand Oaks, CA (2)	X	X	Leased	115
(1) In December 2015, we reached an agreement to reacquire this facility. This transaction is expected to close in 2016.

(2) These facilities were included in the acquisition of certain assets and subsidiaries of Custom Sensors & Technologies Ltd ("CST"). The Tijuana location includes two principal manufacturing facilities.
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
Market Information
Our ordinary shares trade on the New York Stock Exchange (“NYSE”) under the symbol “ST.” The following table sets forth the high and low intraday sales prices per share of our ordinary shares, as reported by the NYSE, for the periods indicated:

	Price Range
	High	Low
2014
Quarter ended March 31, 2014	$43.28	$36.50
Quarter ended June 30, 2014	$46.81	$41.30
Quarter ended September 30, 2014	$49.97	$44.40
Quarter ended December 31, 2014	$54.14	$41.56
2015
Quarter ended March 31, 2015	$58.16	$48.75
Quarter ended June 30, 2015	$59.04	$52.39
Quarter ended September 30, 2015	$53.51	$41.98
Quarter ended December 31, 2015	$49.73	$42.48
Performance Graph
The following graph compares the total cumulative return of our ordinary shares since December 31, 2010, to the total cumulative return since that date on the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index.
The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2010.

Cumulative Value of $100.00 Investment from December 31, 2010
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Sensata	$100.00	$87.28	$107.87	$128.76	$174.06	$152.97
S&P 500	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
S&P 500 Industrial	$100.00	$97.08	$109.17	$150.26	$161.55	$153.93
The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the United States ("U.S.") Securities and Exchange Commission, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The share price performance shown on the graph represents past performance and should not be considered an indication of future price performance.
Stockholders
As of January 15, 2016, there was one holder of record of our ordinary shares. This holder of record is Cede & Co., which acts as nominee shareholder for the Depository Trust Company. All of our ordinary shares traded on the NYSE are held by Cede & Co.
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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
October 1 through October 31, 2015	—		$—	—	$74.7
November 1 through November 30, 2015	—		$—	—	$74.7
December 1 through December 31, 2015	53,336	(1)	$46.06	—	$74.7
Total	53,336		$46.06	—	$74.7
 __________________
(1) Pursuant to the “withhold to cover” method for collecting and paying withholding taxes for our employees upon the vesting of restricted securities, we withheld from certain employees the ordinary shares noted in the table above to cover such statutory minimum tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per ordinary share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of ordinary shares withheld to cover tax withholdings for the employees.

ITEM 6.	SELECTED FINANCIAL DATA
We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2015, 2014, and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013, 2012, and 2011, from audited consolidated financial statements not included in this Annual Report on Form 10-K.
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

	Sensata Technologies Holding N.V. (consolidated)
	For the year ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data(a):
Net revenue	$2,974,961	$2,409,803	$1,980,732	$1,913,910	$1,826,945
Operating costs and expenses:
Cost of revenue	1,977,799	1,567,334	1,256,249	1,257,547	1,166,842
Research and development	123,666	82,178	57,950	52,072	44,597
Selling, general and administrative	271,361	220,105	163,145	141,894	164,790
Amortization of intangible assets	186,632	146,704	134,387	144,777	141,575
Restructuring and special charges	21,919	21,893	5,520	40,152	15,012
Total operating costs and expenses	2,581,377	2,038,214	1,617,251	1,636,442	1,532,816
Profit from operations	393,584	371,589	363,481	277,468	294,129
Interest expense, net	(137,626)	(106,104)	(93,915)	(99,222)	(98,744)
Other, net(b)	(50,329)	(12,059)	(35,629)	(5,581)	(120,050)
Income before income taxes	205,629	253,426	233,937	172,665	75,335
(Benefit from)/provision for income taxes (c)	(142,067)	(30,323)	45,812	(4,816)	68,861
Net income	$347,696	$283,749	$188,125	$177,481	$6,474
Basic net income per share	$2.05	$1.67	$1.07	$1.00	$0.04
Diluted net income per share	$2.03	$1.65	$1.05	$0.98	$0.04
Weighted-average ordinary shares outstanding—basic	169,977	170,113	176,091	177,473	175,307
Weighted-average ordinary shares outstanding—diluted	171,513	172,217	179,024	181,623	181,212
Other Financial Data(a):
Net cash provided by/(used in):
Operating activities	$533,131	$382,568	$395,838	$397,313	$305,867
Investing activities	(1,166,369)	(1,430,065)	(87,650)	(62,501)	(554,458)
Financing activities	764,172	940,930	(403,831)	(13,400)	(152,944)
Capital expenditures	(177,196)	(144,211)	(82,784)	(54,786)	(89,807)

	2015	2014	2013	2012	2011
Balance Sheet Data (as of December 31)(a):
Cash and cash equivalents	$342,263	$211,329	$317,896	$413,539	$92,127
Working capital(d)	412,748	441,258	537,139	616,317	313,914
Total assets	6,337,255	5,116,609	3,498,824	3,648,391	3,456,651
Total debt, including capital lease and other financing obligations	3,639,336	2,841,836	1,723,966	1,824,655	1,835,710
Total shareholders’ equity	1,668,576	1,302,892	1,141,588	1,222,294	1,044,951
 __________________

(a)
Amounts shown reflect the acquisitions of Wabash Worldwide Holding Corp., Magnum Energy Incorporated, CoActive US Holdings, Inc. ("DeltaTech Controls"), and August Cayman Company, Inc. ("Schrader") in 2014 and certain assets and subsidiaries of Custom Sensors & Technologies Ltd. ("CST") in 2015. Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our acquisitions.

(b)
Other, net for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 primarily includes losses recognized on debt financing transactions of $25.5 million, $1.9 million, $9.0 million, $2.2 million, and $44.0 million, respectively, and losses on commodity contracts of $18.5 million, $9.0 million, $23.2 million, $0.4 million, and $1.1 million, respectively. The year ended December 31, 2011 also includes a loss of $60.1 million on currency remeasurement associated with debt. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of amounts included in Other, net.

(c)
For the year ended December 31, 2015, the benefit from income taxes includes a net benefit of approximately $180.0 million, primarily related to the release of a portion of our United States ("U.S.") valuation allowance in connection with the acquisition of CST. For the year ended December 31, 2014, the benefit from income taxes includes a net benefit of approximately $71.1 million related to the release of a portion of our U.S. valuation allowance in connection with certain 2014 acquisitions. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. For the year ended December 31, 2012, the benefit from income taxes includes a net benefit of approximately $66.0 million related to the release of the Netherlands' deferred tax asset valuation allowance.

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
Overview
Sensata Technologies Holding N.V. ("Sensata Technologies Holding") and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," and "us," is a global industrial technology company engaged in the development, manufacture, and sale of sensors and controls. We conduct our operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing (formerly referred to as "Sensors") and Sensing Solutions (formerly referred to as "Controls").
We generated 41%, 26%, and 33% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2015. Our largest customer accounted for approximately 9% of our net revenue for the year ended December 31, 2015. Our net revenue for the year ended December 31, 2015 was derived from the following end-markets: 27.4% from European automotive, 18.5% from Asia and rest of world automotive, 21.5% from North American automotive, 5.8% from appliance and HVAC, 12.3% from HVOR, 6.5% from industrial, and 8.0% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple original equipment manufacturers, reducing our exposure to fluctuations in market share within individual end-markets.
We produce a wide range of sensors and controls for applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We compete in growing global market segments driven by demand for products that are safe, energy efficient, and environmentally friendly. We have a long-standing position in emerging markets, including a 20-year presence in China.
Refer to Item 1, "Business," included elsewhere in this Annual Report on Form 10-K for more detailed discussion of factors affecting our business, including those specific to our Performance Sensing and Sensing Solutions segments.
History
We can trace our origins back to entities that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments Incorporated ("TI") from 1959 until April 27, 2006, when Sensata Technologies B.V. ("STBV"), an indirect, wholly-owned subsidiary of Sensata Technologies Holding, completed the acquisition of the Sensors & Controls business of TI (the "2006 Acquisition"). Since then, we have expanded our operations in part through acquisitions, including Wabash Worldwide Holding Corp. ("Wabash") in January 2014, Magnum Energy Incorporated ("Magnum") in May 2014, CoActive US Holdings, Inc. ("DeltaTech") in August 2014, and August Cayman Company, Inc. ("Schrader") in October 2014.
On December 1, 2015, we completed the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies, Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"), for an aggregate purchase price of $1,008.8 million, subject to customary post-closing adjustments. The acquisition included the Kavlico, BEI, Crydom, and Newall product lines and brands, and encompassed sales, engineering, and manufacturing sites in the U.S., the U.K., Germany, France, and Mexico. We acquired CST to further extend our sensing content beyond automotive markets and build scale in pressure sensing.
Prior to our initial public offering ("IPO") in March 2010, we were a direct, 99% owned subsidiary of Sensata Investment Company S.C.A. (“SCA”), a Luxembourg company, which was owned by investment funds or vehicles advised or managed by Bain Capital Partners, LLC, its co-investors, and certain members of our senior management. Subsequent to our IPO, we completed various secondary offerings of our ordinary shares in which SCA and certain members of senior management participated. The last offering of our ordinary shares was completed in September 2014, after which SCA no longer owned any of our outstanding ordinary shares.
Selected Segment Information
We manage our Performance Sensing and Sensing Solutions businesses separately and report their results of operations as two segments. Set forth below is selected information for each of these segments for each of the periods presented. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
The following table presents net revenue by segment and as a percentage of total net revenue for the identified periods:

	For the year ended December 31,
	2015		2014		2013
(Amounts in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Performance Sensing	$2,346.2	78.9%	$1,755.9	72.9%	$1,358.2	68.6%
Sensing Solutions	628.7	21.1	653.9	27.1	622.5	31.4
Total	$2,975.0	100.0%	$2,409.8	100.0%	$1,980.7	100.0%
The following table presents segment operating income and segment operating income as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2015		2014		2013
(Amounts in millions)	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue
Segment operating income
Performance Sensing	$598.5	25.5%	$475.9	27.1%	$401.6	29.6%
Sensing Solutions	199.7	31.8%	202.1	30.9%	195.8	31.5%
Total	$798.3		$678.1		$597.4
For a reconciliation of total segment operating income to profit from operations, refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Acquisitions
Recent business combinations include the acquisitions of Wabash in January 2014 for $59.6 million, Magnum in May 2014 for $60.6 million, DeltaTech in August 2014 for $177.8 million, Schrader in October 2014 for $1,004.7 million, and CST in December 2015 for $1,008.8 million, subject to customary post-closing adjustments. Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of our acquisitions and a discussion of the valuation of the related intangible assets.
Material Changes in Financial Position
The following sets forth a discussion of factors impacting certain amounts recorded in our consolidated balance sheets for which there was a material change in balance from December 31, 2014.
Property, Plant & Equipment, net ("PP&E")
PP&E at December 31, 2015 and 2014 was $694.2 million and $589.5 million, respectively. The increase in PP&E primarily relates to capital expenditures and the acquisition of CST, partially offset by depreciation expense recorded during the year ended December 31, 2015. Refer to Note 3, "Property, Plant & Equipment," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the components of PP&E.

Goodwill and Other Intangible Assets, net
Goodwill at December 31, 2015 and 2014 was $3,019.7 million and $2,424.8 million, respectively. Other intangible assets, net at December 31, 2015 and 2014 was $1,262.6 million and $910.8 million, respectively. The increase in the goodwill balance relates primarily to the acquisition of CST. The increase in the other intangible assets, net balance relates to the acquisition of CST, partially offset by amortization expense recorded during the year ended December 31, 2015. Refer to Note 5, "Goodwill and Other Intangible Assets," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details of our goodwill and other intangible assets balances.
Long-term debt, gross, including current portion
Gross outstanding indebtedness (including capital leases and other financing obligations and the current portion of long-term debt, excluding discounts) at December 31, 2015 and 2014 was $3,659.5 million and $2,848.1 million, respectively. The increase in gross outstanding indebtedness was due primarily to new debt incurred as a result of the acquisition of CST. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our debt.
Factors Affecting Our Operating Results
The following discussion sets forth certain components of our consolidated statements of operations, as well as factors that impact those components. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and Critical Accounting Policies and Estimates included elsewhere in this Management's Discussion and Analysis for further discussion of the accounting policies and estimates made related to these components.
Net revenue
We generate revenue from the sale of sensor and control products across all major geographic areas. We believe increased regulation of safety and emissions, as well as a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features, are driving sensor growth rates exceeding underlying end-market demand in many of our key markets and will continue to offer us significant growth opportunities. The technology-driven, highly-customized, and integrated nature of our products require customers to invest heavily in certification and qualification to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. As a result, our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. We focus on new applications that will help us secure new business and drive long-term growth. New applications for sensors typically provide an opportunity to define a leading application technology in collaboration with our customers.
Because we sell a significant portion of our products in the automotive industry (67% in 2015), demand for our products is driven in large part by conditions in this industry. However, outside of the automotive industry, we sell our products to end-users in a wide range of end-markets and geographies. As a result, demand for these products is generally driven more by the level of general economic activity rather than conditions in one particular industry or geographic region. Our overall net revenue is generally impacted by the following factors:

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
While the factors described above impact net revenue in each of our operating segments, the impact of these factors on our operating segments can differ. For example, adverse changes in the automotive industry will impact the Performance Sensing segment more significantly than the Sensing Solutions segment. For more information about revenue risks relating to our business, refer to Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
Cost of revenue
Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly-customized products at a relatively low cost, as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives. Over the past sixteen years, we have aggressively shifted our manufacturing base from countries with higher labor costs, such as the U.S., Australia, Canada, Italy, Japan, South Korea, and the Netherlands, to low-cost countries, such as China, Mexico, Bulgaria, and Malaysia.
We manufacture the majority of our products, and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•
Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains resins and metals, such as copper, nickel, zinc, aluminum, gold, silver, platinum, and palladium, and the costs of these materials may vary with underlying commodities pricing. However, we enter into forward contracts to economically hedge a portion of our exposure to the potential change in prices associated with certain of these commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities. Gains and losses recognized on these non-designated derivatives are included in Other, net. Certain of our product lines use magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets.

•
Employee Costs. Employee costs include the wage and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as production volumes increase and may decline as a percentage of net revenue as a result of economies of scale associated with higher production volumes. We rely significantly on contract workers for direct labor in certain geographies. As of December 31, 2015, we had approximately 1,790 contract workers on a worldwide basis.

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new and existing customers in familiar applications.

•	Other. Our remaining cost of revenue primarily consists of:

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs; and

•	other general manufacturing expenses, such as expenses for energy consumption and operating lease expense.
The main factors that influence our cost of revenue as a percent of net revenue include:

•	changes in the price of raw materials, including certain metals;

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

•	the increase in the carrying value of inventory that is adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of PP&E to fair value associated with acquisitions; and

•	fluctuations in foreign currency exchange rates.
Research and development ("R&D")
We develop products that address increasingly complex engineering requirements by investing substantially in R&D. We believe that continued focused investment in R&D activities is critical to our future growth and maintenance of our leadership position. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.
R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. We conduct such activities in areas that we believe will accelerate our longer term net revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products.
Costs related to modifications of existing products for use by new customers in familiar applications are recorded in cost of revenue and not included in R&D expense.
Selling, general and administrative ("SG&A")
SG&A expense consists of all expenditures incurred in connection with the sale and marketing of our products, as well as administrative overhead costs, including:

•
salary and benefit costs for sales personnel and administrative staff, including share-based compensation expense. Expenses relating to our sales personnel generally increase or decrease with changes in sales volume due to the need to increase or decrease sales headcount to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume;

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
Depreciation expense will change depending on the age of existing PP&E and the level of capital expenditures. Depreciation expense is computed using the straight-line method. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details on methods for calculating depreciation expense.
Amortization of definite-lived intangible assets
We have recognized a significant amount of identifiable definite-lived intangible assets since the 2006 Acquisition, which are recorded at fair value on the date of the related acquisition. Definite-lived, acquisition-related intangible assets are amortized on an economic-benefit basis according to the useful lives of the assets or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. The amount of amortization expense related to definite-lived intangible assets depends on the amount of intangible assets acquired and where previously acquired intangible assets are in their estimated life-cycle. Capitalized software licenses, which are considered intangible assets, are amortized on a straight-line basis over the lesser of the term of the license or the useful life of the software. Capitalized software, which is also considered an intangible asset, is amortized on a straight-line basis over its estimated useful life.
Impairment of goodwill and other identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are reviewed for impairment on an annual basis, unless events or circumstances occur that trigger the need for an earlier impairment review. No impairment charges were recorded during any period presented.
Impairment of goodwill and other identifiable intangible assets may result from a change in revenue and earnings forecasts. Our revenue and earnings forecasts may be impacted by many factors, including deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, significant unexpected or planned changes in the use of assets, and our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which could result in a future impairment of goodwill and/or intangible assets.
Should certain other assumptions used in the development of the fair value of our reporting units change, we may be required to recognize impairments in goodwill or other intangible assets. See Critical Accounting Policies and Estimates included elsewhere in this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of the fair value of our reporting units and factors that could result in future impairment charges.
Restructuring and special charges
Restructuring charges consist of severance, outplacement, other separation benefits, certain pension settlement and curtailment losses, and facility exit and other costs. Restructuring charges may be incurred as part of an announced restructuring plan, or may be individual charges recorded related to acquired businesses or the termination of a limited number of employees that do not represent the initiation of a larger restructuring plan. Refer to Note 17, “Restructuring and Special Charges,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of our restructuring costs and special charges.

Interest expense
Interest expense consists primarily of interest incurred related to institutional borrowings and capital lease and other financing obligations. Interest expense also includes the amortization of deferred financing costs and original issue discounts. As of December 31, 2015, we had $3,659.5 million in gross outstanding indebtedness, including both variable-rate and fixed-rate debt and outstanding capital lease and other financing obligations. Refer to Effects of Other Significant Transactions-Leverage included elsewhere in this Management’s Discussion and Analysis for further discussion of transactions and risks impacting our interest expense.
Other, net
Other, net primarily includes gains and losses on foreign currency remeasurement of net monetary assets, gains and losses on our non-designated derivatives used to hedge commodity prices and certain foreign currency exposures, and losses on debt financing transactions.
We derive a significant portion of our revenue from markets outside of the U.S., primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate, with gains or losses recognized within Other, net.
In order to mitigate the potential exposure to variability in cash flows and earnings related to changes in foreign currency exchange rates, we enter into foreign currency exchange rate forward contracts that may or may not be designated as cash flow hedges. The change in fair value of foreign currency forward contracts that were not designated for hedge accounting purposes are recognized in Other, net, and are driven by changes in the forward prices for the foreign exchange rates that we hedge. We cannot predict the future trends in foreign exchange rates, and there can be no assurance that gains or losses experienced in past periods will not recur in future periods.
We enter into forward contracts with third parties to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, platinum, palladium, copper, aluminum, nickel, and zinc, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These derivatives are not designated as accounting hedges. Changes in the fair value of these forward contracts are recognized within Other, net, and are driven by changes in the forward prices for the commodities that we hedge. We cannot predict the future trends in commodity prices, and there can be no assurance that commodity losses experienced in past periods will not recur in future periods.
We periodically enter into debt financing transactions. In accounting for these transactions, costs may be capitalized as either an asset or a reduction in long-term debt, or they may be recorded in the consolidated statements of operations as Other, net or interest expense, net, with each treatment depending on the type of transaction and the nature of the costs.
Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the amounts recorded in Other, net. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the amounts recorded in Other, net related to losses on debt financing transactions. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K for further discussion of the sensitivity of amounts recorded in Other, net related to our non-designated commodity and foreign exchange forward contracts.
Provision for income taxes
We are subject to income tax in the various jurisdictions in which we operate. We have a low effective cash tax rate due to the amortization of intangible assets resulting from the carve-out and acquisition of the Sensors & Controls business in the 2006 Acquisition and other tax benefits derived from our operating and capital structure, including tax incentives in both the U.K. and China, favorable tax status in Mexico, and the Dutch participation exemption, which permits the payment of intercompany dividends without incurring taxable income in the Netherlands.
While the extent of our future tax liability is uncertain, the impact of purchase accounting for past and future acquisitions, changes to debt and equity capitalization of our subsidiaries, and the realignment of the functions performed and risks assumed by our various subsidiaries are among the factors that will determine the future book and taxable income of each respective subsidiary and Sensata as a whole.

Our effective tax rate will generally not equal the U.S. statutory rate of 35% due to various factors, which are described below. As these factors fluctuate from year to year, our effective tax rate will change. The factors include, but are not limited to, the following:

•	changes in tax law;

•	establishing or releasing the valuation allowance related to our gross deferred tax assets;

•
because we operate in locations outside the U.S., including China, the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, we generally see an effective rate benefit, which changes from year to year based upon the mix of earnings;

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
Effects of Other Significant Transactions
Purchase Accounting
We account for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is subject to testing for impairment at least annually. The application of the acquisition method of accounting in 2015 and 2014 resulted in an increase in amortization and depreciation expense in the periods subsequent to the business combinations relating to acquired intangible assets and PP&E, respectively. The application of the acquisition method of accounting also resulted in the adjustment of the value of the acquired inventory to fair value, increasing the costs recognized upon its sale.
Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding amounts recognized in purchase accounting transactions and the methodology and principal assumptions used in determining the fair value of each class of identifiable intangible assets acquired.
Leverage
We are a highly leveraged company, and interest expense is a significant portion of our results of operations. As of December 31, 2015 and 2014 we had gross outstanding indebtedness of $3,659.5 million and $2,848.1 million, respectively.
Our indebtedness at December 31, 2015 included $982.7 million of indebtedness under the term loan (the "Term Loan") provided by the sixth amendment to the credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement"), $500.0 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"), $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes," and together with the 4.875% Senior Notes, the 5.625% Senior Notes, and the 5.0% Senior Notes, the "Senior Notes"), $280.0 million outstanding under our $420.0 million revolving credit facility (the "Revolving Credit Facility") provided by the Credit Agreement, and $46.8 million of capital lease and other financing obligations.
The increase in indebtedness from December 31, 2014 primarily relates to additional indebtedness incurred as a result of the acquisition of CST in December 2015. We have also entered into various other debt transactions and amendments to the Credit Agreement, which had varying levels of impact on interest expense. Refer to Debt Transactions included elsewhere in this Management's Discussion and Analysis, and Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our debt transactions.

The Term Loan and Revolving Credit Facility accrue interest at variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” included elsewhere in this Annual Report on Form 10-K for more information regarding our exposure to potential changes in variable interest rates.
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
Results of Operations
Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. These estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and Critical Accounting Policies and Estimates included elsewhere in this Management's Discussion and Analysis.
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived the statements of operations for the years ended December 31, 2015, 2014, and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2015		2014		2013
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Performance Sensing	$2,346.2	78.9%	$1,755.9	72.9%	$1,358.2	68.6%
Sensing Solutions	628.7	21.1	653.9	27.1	622.5	31.4
Net revenue	2,975.0	100.0%	2,409.8	100.0%	1,980.7	100.0%
Operating costs and expenses:
Cost of revenue	1,977.8	66.5	1,567.3	65.0	1,256.2	63.4
Research and development	123.7	4.2	82.2	3.4	58.0	2.9
Selling, general and administrative	271.4	9.1	220.1	9.1	163.1	8.2
Amortization of intangible assets	186.6	6.3	146.7	6.1	134.4	6.8
Restructuring and special charges	21.9	0.7	21.9	0.9	5.5	0.3
Total operating costs and expenses	2,581.4	86.8	2,038.2	84.6	1,617.3	81.6
Profit from operations	393.6	13.2	371.6	15.4	363.5	18.4
Interest expense, net	(137.6)	(4.6)	(106.1)	(4.4)	(93.9)	(4.7)
Other, net	(50.3)	(1.7)	(12.1)	(0.5)	(35.6)	(1.8)
Income before taxes	205.6	6.9	253.4	10.5	233.9	11.8
(Benefit from)/provision for income taxes	(142.1)	(4.8)	(30.3)	(1.3)	45.8	2.3
Net income	$347.7	11.7%	$283.7	11.8%	$188.1	9.5%

Net revenue - Overall
Net revenue for fiscal year 2015 increased $565.2 million, or 23.5%, to $2,975.0 million from $2,409.8 million for fiscal year 2014. The increase in net revenue was composed of a 33.6% increase in Performance Sensing and a 3.9% decrease in Sensing Solutions.
Net revenue for fiscal year 2014 increased $429.1 million, or 21.7%, to $2,409.8 million from $1,980.7 million for fiscal year 2013. The increase in net revenue was composed of a 29.3% increase in Performance Sensing and a 5.1% increase in Sensing Solutions.
Net revenue - Performance Sensing
Performance Sensing net revenue for fiscal year 2015 increased $590.4 million, or 33.6%, to $2,346.2 million from $1,755.9 million for fiscal year 2014. The increase in Performance Sensing net revenue was primarily composed of 33.8% growth due to acquisitions (primarily DeltaTech and Schrader in the third and fourth quarters of 2014, respectively) and 3.4% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions and the effect of foreign currency exchange), partially offset by a 3.6% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar. The growth in organic revenue was primarily driven by growth in content, partially offset by a 2.3% reduction due to pricing, which is consistent with past trends and expectations for future pricing pressures, and weakening heavy vehicle, agricultural, construction, and Chinese light vehicle markets. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles drive the need for advancements in engine management and safety features that in turn lead to greater demand for our sensors. We expect the heavy vehicle and off-road markets to continue to be weak in 2016. We expect that the impact of foreign currency exchange rates on Performance Sensing net revenue in fiscal year 2016 will be a decline of approximately 2% to 3% when compared to fiscal year 2015.
Performance Sensing net revenue for fiscal year 2014 increased $397.6 million, or 29.3%, to $1,755.9 million from $1,358.2 million for fiscal year 2013. The increase in Performance Sensing net revenue was primarily composed of 20.1% growth due to the impact of acquisitions in 2014, including Wabash, DeltaTech, and Schrader, and 8.8% growth in organic revenue. The growth in organic revenue was primarily driven by growth in content (including the offsetting impact of product obsolescence, primarily in the occupant weight sensing application). The growth in content was primarily the result of significant design wins on new business opportunities that are now in production, and reflect the ongoing evolution and impact of new regulations including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S, "Euro VI" requirements in Europe, and "China 4" requirements in Asia. Organic revenue in 2014 also included a 1.7% reduction due to pricing.
Net revenue - Sensing Solutions
Sensing Solutions net revenue for fiscal year 2015 decreased $25.2 million, or 3.9%, to $628.7 million from $653.9 million for fiscal year 2014. The decrease in Sensing Solutions net revenue was primarily composed of a 6.9% decline in organic revenue and a 1.2% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, partially offset by 4.2% growth due to the impact of the acquisition of Magnum in the second quarter of 2014 and CST in the fourth quarter of 2015. Significant drivers of the decline in organic revenue were broadly weaker markets in China and the industrial and appliance and heating, ventilation, and air-conditioning end-markets, including continued inventory destocking, resulting in lower volumes. Organic revenue during the year ended December 31, 2015 was also impacted by weakness in the semiconductor and communications markets. We expect weakness through 2016 in the industrial, semiconductor, and communications markets, as well as a continued unfavorable impact of foreign currency exchange rates, which we expect will represent a decline of approximately 1% to 2% compared to fiscal year 2015.
Sensing Solutions net revenue for fiscal year 2014 increased $31.5 million, or 5.1%, to $653.9 million from $622.5 million for fiscal year 2013. The increase in Sensing Solutions net revenue was primarily composed of 2.7% growth in organic revenue and 2.6% growth due to the impact of the acquisition of Magnum in the second quarter of 2014. The growth in organic revenue was primarily driven by growth in the commercial aerospace, industrial, and European and Asian automotive end-markets, partially offset by a decline in the semiconductor manufacturing end-market.
Cost of revenue
Cost of revenue for fiscal years 2015, 2014, and 2013 was $1,977.8 million (66.5% of net revenue), $1,567.3 million (65.0% of net revenue), and $1,256.2 million (63.4% of net revenue), respectively.
Cost of revenue as a percentage of net revenue increased in 2015 primarily due to the dilutive effect of acquisitions, the additional charges related to the settlement of the U.S. Automaker warranty claim ($4.0 million) and the Bridgestone intellectual property litigation ($6.0 million) recorded in the second and third quarters of 2015, respectively, and $5.0 million related to the write-down of certain assets during the second quarter of 2015 in connection with the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition. Regarding the dilutive effect of acquisitions, we anticipate that cost of revenue as a percentage of net revenue will decline towards levels more consistent with our historical results as we continue to integrate recently acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integrations of Schrader and CST are anticipated to take up to three years due to their size, scope, and complexity.
Refer to Note 14, "Commitments and Contingencies," and Note 17, "Restructuring and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion of the additional charges recorded related to the U.S. Automaker and Bridgestone settlement matters and the charges related to the closing of our manufacturing facility in Brazil, respectively.
Cost of revenue as a percentage of net revenue increased in 2014 primarily due to the dilutive effect of acquisitions.
Research and development expense
R&D expense for fiscal years 2015, 2014, and 2013 was $123.7 million (4.2% of net revenue), $82.2 million (3.4% of net revenue), and $58.0 million (2.9% of net revenue), respectively.
R&D expense has increased each year as a percentage of net revenue due to continued investment to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth.
Selling, general and administrative expense
SG&A expense for fiscal years 2015, 2014, and 2013 was $271.4 million (9.1% of net revenue), $220.1 million (9.1% of net revenue), and $163.1 million (8.2% of net revenue), respectively.
SG&A expense increased in 2015 due primarily to SG&A expense of acquired businesses of $57.1 million, integration costs, and increased compensation related to selling and administrative headcount, partially offset by the impact of favorable foreign currency exchange rates, particularly the Euro to U.S. dollar, and lower acquisition-related transaction costs. Acquisition related transaction costs included in SG&A expense were $9.4 million in 2015.
SG&A expense increased in 2014 due primarily to SG&A of acquired businesses of $22.0 million, acquisition related transaction costs of $14.3 million, and increased compensation related to selling and administrative headcount.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for fiscal years 2015, 2014, and 2013 was $186.6 million, $146.7 million, and $134.4 million, respectively.
Amortization expense has increased each year due primarily to amortization of additional intangible assets recognized as a result of recent acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (i.e. as intangible assets age, there is generally less economic benefit associated with them, and accordingly less amortization expense as compared to previous years).
Refer to Note 5, "Goodwill and Other Intangible Assets," and Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding intangible assets and the related amortization.
Restructuring and special charges
Restructuring and special charges for fiscal years 2015, 2014, and 2013 were $21.9 million, $21.9 million, and $5.5 million, respectively.
Restructuring and special charges for fiscal year 2015 included $7.6 million of severance charges incurred in order to integrate acquired businesses with ours, $4.0 million of severance charges related to the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition, and the remainder primarily associated with the termination of a limited number of employees in various locations throughout the world. Restructuring and special charges for fiscal year 2014 consisted primarily of $16.2 million of severance charges recorded in connection with acquired businesses, with the remainder relating to charges incurred in connection with the termination of a limited number of employees in various locations throughout the world in order to align our structure with our strategy. Restructuring and special charges for fiscal year 2013 consisted primarily of actions attributable to the execution of the 2011 Plan.
The amounts included in restructuring and special charges are discussed in detail in Note 17, "Restructuring and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest expense, net
Interest expense, net for fiscal years 2015, 2014, and 2013 was $137.6 million, $106.1 million, and $93.9 million, respectively.
Interest expense, net increased in 2015 primarily as a result of the issuance of new debt related to the acquisitions of Schrader and CST in the fourth quarters of 2014 and 2015, respectively, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in the first half of 2015. Interest expense, net increased in 2014 primarily due to the issuance and sale of new debt related to the acquisition of Schrader in the fourth quarter of 2014. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on our financing transactions. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K for an analysis of the sensitivity of our interest expense to changes in interest rates.
Interest expense, net for fiscal years 2015, 2014, and 2013 consisted primarily of $123.8 million, $96.6 million, and $85.0 million, respectively, of interest on our outstanding debt, $6.5 million, $5.1 million, and $4.3 million, respectively, in amortization of deferred financing costs and original issue discounts, and $3.9 million, $4.1 million, and $4.1 million, respectively, associated with capital lease and other financing obligations.
Other, net
Other, net for fiscal years 2015, 2014, and 2013 consisted of net losses of $50.3 million, $12.1 million, and $35.6 million, respectively.
The increase in net losses recognized during fiscal year 2015 as compared to 2014 relate primarily to increased losses associated with our debt financing transactions and increased losses on commodity forward contracts. The decrease in net losses recognized during fiscal year 2014 as compared to 2013 relate primarily to lower losses on commodity forward contracts and lower losses associated with our debt financing transactions.
Refer to Note 8, "Debt," and Note 16, "Derivative Instruments and Hedging Activities," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the losses related to our debt financing transactions and commodity forward contracts, respectively. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the gains and losses included within Other, net. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K for an analysis of the sensitivity of Other, net on changes in foreign currency exchange rates and commodity prices.
(Benefit from)/provision for income taxes
(Benefit from)/provision for income taxes for fiscal years 2015, 2014, and 2013 was $(142.1) million, $(30.3) million, and $45.8 million, respectively. The (Benefit from)/provision for income taxes each year consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences, net of a deferred tax benefit relating to a release of a portion of the U.S. valuation allowance.
Our income tax expense for fiscal years 2015, 2014, and 2013 was less than the amounts computed at the U.S. statutory rate of 35% by $214.0 million, $119.0 million, and $36.1 million, respectively. The most significant reconciling items are noted below.
Foreign tax rate differential. We operate in locations outside the U.S., including China, the U.K., the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, resulting in an effective rate benefit. This benefit can change from year to year based upon the jurisdictional mix of earnings.
Release of valuation allowances. During the years ended December 31, 2015 and 2014, we released a portion of our U.S. valuation allowance and recognized a deferred tax benefit of $180.0 million and $71.1 million, respectively. These benefits arose primarily in connection with the 2015 acquisition of CST, and the 2014 acquisitions of Wabash, DeltaTech, and Schrader. For each of these acquisitions, deferred tax liabilities were established and related primarily to the step-up of intangible assets for book purposes.
Losses not tax benefited. Losses incurred in the U.S. are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in foreseeable future. For the years ended December 31, 2015, 2014, and 2013, this resulted in a deferred tax expense of $56.8 million, $40.2 million, and $25.2 million, respectively.
Changes in tax law or rates. In December 2013, Mexico enacted a comprehensive tax reform package, which became effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit, which reduced deferred income tax expense by $4.7 million for fiscal year 2013.
Withholding taxes not creditable. Withholding taxes may apply to intercompany interest, royalty, management fees, and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient's ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.
In certain jurisdictions we record withholding and other taxes on intercompany payments, including dividends. For fiscal year 2013, this amount totaled $16.1 million.
Reserve for tax exposure. During fiscal year 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in the fourth quarter. Additionally, as a result of certain lapses of the applicable statute of limitations related to unrecognized tax benefits, we recognized $0.9 million of tax benefit. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. The net effect of these items on our provision for income taxes was a benefit of $13.7 million.
Refer to Note 9, “Income Taxes,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on the tax rate reconciliation. We do not believe that there are any known trends related to the reconciling items noted above that are reasonably likely to result in our liquidity increasing or decreasing in any material way.
The valuation allowance as of December 31, 2015 and 2014 was $296.9 million and $394.8 million. It is more likely than not that the related net operating losses will not be utilized in the foreseeable future. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future (benefit from)/provision for income taxes.
Other Important Performance Measures
Adjusted Net Income, which we believe is a useful performance measure, is used by our management, Board of Directors, and investors. Management uses Adjusted Net Income as a measure of operating performance, for planning purposes (including the preparation of our annual operating budget), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies, and in communications with our Board of Directors and investors concerning our financial performance. We believe investors and securities analysts also use Adjusted Net Income in their evaluation of our performance and the performance of other similar companies. Adjusted Net Income is a non-GAAP financial measure, and is not a measure of liquidity. The use of Adjusted Net Income has limitations, and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.
We define Adjusted Net Income as follows: net income before certain restructuring and special charges, costs associated with financing and other transactions, deferred loss/(gain) on other hedges, depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory, deferred income tax and other tax (benefit)/expense, amortization of deferred financing costs, and other costs as outlined in the reconciliation below.
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
The following unaudited table provides a reconciliation of net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted Net Income for the periods presented:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income	$347,696	$283,749	$188,125
Restructuring and special charges(a)(g)	42,332	9,552	8,309
Financing and other transaction costs(b)	43,850	18,594	12,183
Deferred loss/(gain) on other hedges(c)	11,864	(915)	17,900
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory(d)(g)	193,370	155,785	136,245
Deferred income tax and other tax (benefit)/expense(e)	(173,550)	(61,588)	17,756
Amortization of deferred financing costs(f)	6,456	5,118	4,307
Total Adjustments(g)	124,322	126,546	196,700
Adjusted Net Income	$472,018	$410,295	$384,825

(a)
The following unaudited table provides a detail of the components of restructuring and special charges, the total of which is included as an adjustment to arrive at Adjusted Net Income for fiscal years 2015, 2014, and 2013 as shown in the above table:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Severance costs(i)	$15,560	$6,475	$(348)
Facility related costs(ii)	11,353	—	6,984
Special charges and other(iii)	15,419	3,077	1,673
Total restructuring and special charges	$42,332	$9,552	$8,309
__________________

i.
Fiscal year 2015 comprises severance charges associated with our decision to close our Schrader Brazil manufacturing facility ($4.0 million) and other employment related costs associated with the termination of a limited number of employees in various locations throughout the world. Fiscal year 2014 includes severance costs incurred and accounted for as part of ongoing benefit arrangements, excluding those costs recorded in connection with acquired businesses. Fiscal year 2013 includes severance costs (including pension settlement charges) related to the 2011 Plan, excluding the impact of foreign exchange.

ii.
Fiscal year 2015 primarily comprises non-severance related costs associated with our decision to close our Schrader Brazil manufacturing facility, including a $5.0 million charge to write-down certain assets, as well as net operating losses as we execute this plan. Refer to Note 17, "Restructuring and Special Charges," for additional information. Fiscal year 2013 includes facility exit and other costs related to the 2011 Plan.

iii.
Fiscal year 2015 primarily comprises losses associated with the settlement of certain preacquisition loss contingencies, including the U.S. Automaker warranty claim ($4.0 million) and the Bridgestone intellectual property litigation ($6.0 million). Refer to Note 14, "Commitments and Contingencies," for additional information. Fiscal year 2014 and 2013 primarily represent costs incurred, offset by insurance proceeds recognized, as a result of a fire in our South Korean facility, restructuring related charges, and certain other corporate related expenses..

(b)
Includes losses related to debt financing transactions, costs incurred in connection with secondary offering transactions, and costs associated with acquisition activity. Costs associated with debt financing transactions are generally recorded in either Other, net or Interest expense, net, and costs associated with secondary transactions and acquisition activity are generally recorded in SG&A expense. Refer to Note 8, "Debt," and Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(c)	Reflects primarily unrealized and deferred losses/(gains), net on commodity and other hedges.

(d)	Reflects depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory related to acquisitions.

(e)
Represents deferred income tax and other tax (benefit)/expense, including provisions for, and interest expense and penalties related to, unrecognized tax benefits. Fiscal year 2015 includes a $180.0 million benefit from income taxes primarily related to the release of our U.S. valuation allowance in connection with the acquisition of CST, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes. Fiscal year 2014 includes a $71.1 million benefit from income taxes related to the release of our U.S. valuation allowance in connection with the Wabash, DeltaTech, and Schrader acquisitions, for which deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.

(f)	Represents amortization expense related to deferred financing costs and original issue discounts.

(g)
The theoretical current income tax (benefit)/expense associated with the reconciling items presented above is shown below for each period presented. The theoretical current income tax (benefit)/expense was calculated by multiplying the reconciling items, which relate to jurisdictions where such items would provide tax (benefit)/expense, by the applicable tax rates.

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Restructuring and special charges	$(2,119)	$(1,405)	$(1,476)
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory	$(595)	$(1,291)	$(1,036)
Liquidity and Capital Resources
We held cash and cash equivalents of $342.3 million and $211.3 million at December 31, 2015 and 2014, respectively, of which $124.6 million and $65.7 million, respectively, was held in the Netherlands, $33.4 million and $21.3 million, respectively, was held by U.S. subsidiaries, and $184.3 million and $124.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business.
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2015, 2014, and 2013. We have derived these summarized statements of cash flows from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
(Amounts in millions)	2015	2014	2013
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$508.7	$466.3	$421.8
Changes in operating assets and liabilities, net of effects of acquisitions	24.4	(83.8)	(25.9)
Operating activities	533.1	382.6	395.8
Investing activities	(1,166.4)	(1,430.1)	(87.7)
Financing activities	764.2	940.9	(403.8)
Net change	$130.9	$(106.6)	$(95.6)
Operating Activities
The increase in net cash provided by operating activities is primarily due to the cumulative effect of the following: (1) the positive cash flow impact in 2015 of improved inventory and supply chain management, (2) the negative cash flow impact in 2014 of a buildup in inventory (partially offset by the related increase in amounts due to suppliers) as discussed further below, (3) timing of customer receipts, and (4) growth in net income adjusted for non-cash items, primarily resulting from higher sales and the resulting profit. In 2014, we built inventory to continue to ensure on-time delivery to our customers and in preparation for the implementation of our upgraded enterprise resource planning ("ERP") system.
The decrease in net cash provided by operating activities in 2014 compared to 2013 was due primarily to an increase in cash used related to changes in operating assets and liabilities, net of the effects of acquisitions, partially offset by an increase in net income adjusted for non-cash items. The increase in cash used related to changes in operating assets and liabilities, net of effects of acquisitions was primarily due to an increase in our inventory balance as of December 31, 2014 compared to December 31, 2013. Other changes in operating assets and liabilities are due primarily to timing of payments to third parties.
As of December 31, 2015, we had commitments to purchase certain raw materials and components that contain various commodities, such as gold, silver, platinum, palladium, copper, nickel, aluminum, and zinc. In general, the prices for these products vary with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two-, or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.
Investing Activities
Net cash used in investing activities during 2015, 2014, and 2013 was $1,166.4 million, $1,430.1 million, and $87.7 million, respectively. In 2015, we used $996.9 million, net of cash received, to acquire CST, and in 2014 we used $995.3 million, net of cash received, to acquire Schrader. In addition, in 2014 we used $298.4 million, net of cash received, for the acquisitions of Wabash, Magnum, and DeltaTech. During 2015, 2014, and 2013, we also incurred $177.2 million, $144.2 million, and $82.8 million, respectively, in capital expenditures.
Refer to Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of cash used for acquisitions.
Capital expenditures primarily relate to investments associated with increasing our manufacturing capacity. In addition, capital expenditures in 2014 included costs to upgrade our existing ERP system. In 2016, we anticipate capital expenditures of approximately $150 million to $175 million, which we anticipate will be funded with cash flows from operations.
Financing Activities
Net cash provided by/(used in) financing activities during 2015, 2014, and 2013 was $764.2 million, $940.9 million, and $(403.8) million, respectively.
Net cash provided by financing activities during 2015 consisted primarily of $2,795.1 million of proceeds from the issuance of debt, partially offset by $2,000.3 million in payments on debt.
These issuances and payments include amounts related to certain debt instruments that were refinanced in 2015, including $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") that were tendered and redeemed in March and April 2015 using the proceeds from the issuance and sale of the 5.0% Senior Notes, and $990.1 million of Refinanced Term Loans (as defined in the Debt Instruments-Term Loan section below), that were prepaid in May 2015 with the proceeds from the entry into the Term Loan.
In addition, proceeds from the issuance of debt include $750.0 million of proceeds from the issuance and sale of the 6.25% Senior Notes in November 2015, and $355.0 million in total aggregate borrowings on the Revolving Credit Facility in 2015. Net cash payments on debt include $205.0 million in total aggregate payments on the Revolving Credit Facility in 2015, $75.0 million of payments on the Original Term Loan (as defined in the Debt Instruments-Senior Secured Credit Facilities section below) prior to its refinancing, and normal debt servicing activity. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our normal debt servicing requirements.
Net cash provided by financing activities during 2014 consisted primarily of $1,190.5 million of proceeds from the issuance of debt, partially offset by $181.8 million used to repurchase ordinary shares (which includes $169.7 million paid to SCA), and $76.4 million in payments on debt.
The proceeds from the issuance of debt in 2014 relates primarily to $400.0 million in proceeds from the issuance and sale of the 5.625% Senior Notes, $595.5 million in proceeds from the entry into the Incremental Term Loan (as defined in the Debt Instruments-Incremental Term Loan section below) at an original issuance price of 99.25%, and the aggregate amount drawn on the Revolving Credit Facility in 2014. Refer to the Indebtedness and Liquidity section below, and Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these transactions.
The payments to repurchase ordinary shares in 2014 are primarily associated with our $250.0 million share repurchase program, discussed further in the Capital Resources section below. The net cash payments on debt in 2014 primarily include the total aggregate amount paid on the Revolving Credit Facility in 2014, along with normal debt servicing activity.
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
Indebtedness and Liquidity
Our liquidity requirements are significant due to the highly leveraged nature of our company. As of December 31, 2015, we had $3,659.5 million in gross outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.
The following table outlines our outstanding indebtedness (net of discount) as of December 31, 2015 and the associated interest expense for fiscal year 2015:

Description	Balance at December 31, 2015	Interest expense, net for fiscal year 2015
(Amounts in thousands)
Original Term Loan	$—	$5,240
Incremental Term Loan	—	7,790
Term Loan	982,695	19,018
6.5% Senior Notes	—	11,215
4.875% Senior Notes	500,000	24,375
5.625% Senior Notes	400,000	22,500
5.0% Senior Notes	700,000	26,739
6.25% Senior Notes	750,000	4,427
Revolving Credit Facility	280,000	2,492
Less: discount	(20,116)	—
Capital lease and other financing obligations	46,757	3,862
Amortization of financing costs and original issue discounts	—	6,456
Other	—	3,512
Total	$3,639,336	$137,626
Debt Instruments
Summarized information regarding our debt instruments is described below. Refer to Note 8, “Debt,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of the terms of the Senior Notes, the Senior Secured Credit Facilities (as defined below), and the amendments to the Credit Agreement.
Senior Secured Credit Facilities
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. These transactions included the execution of the Credit Agreement which provided for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a $1,100.0 million term loan facility (the "Original Term Loan") and the Revolving Credit Facility. The Senior Secured Credit Facilities also allowed for future additional borrowings under certain circumstances.
Original Term Loan
The Original Term Loan was offered under the Senior Secured Credit Facilities at an original issue price of 99.5%. The Original Term Loan was partially prepaid in April 2013 as discussed in the 4.875% Senior Notes section below. In December

2013, we entered into an amendment to the Credit Agreement to expand the Original Term Loan by $100.0 million. The remaining balance of the Original Term Loan was prepaid in May 2015, as described in the Term Loan section below.
Incremental Term Loan
In October 2014, we entered into an amendment to the Credit Agreement (the “Third Amendment”) that provided for a $600.0 million additional term loan (the “Incremental Term Loan”), which was offered at an original issue price of 99.25%. The remaining balance of the Incremental Term Loan was prepaid in May 2015, as described in the Term Loan section below.
Term Loan
On May 11, 2015, we entered into an amendment (the "Sixth Amendment") of the Credit Agreement. Pursuant to the Sixth Amendment, the Original Term Loan and the Incremental Term Loan (together, the "Refinanced Term Loans") were prepaid in full, and the Term Loan was entered into in an aggregate principal amount of $990.1 million, equal to the sum of the outstanding balances of the Refinanced Term Loans. The Term Loan was offered at 99.75% of par. The maturity date of the Term Loan is October 14, 2021. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount, with the balance due at maturity. The Term Loan accrues interest at a variable rate, based on a LIBOR index rate, subject to a floor of 0.75% plus a spread of 2.25%. At December 31, 2015, the Term Loan accrued interest at a rate of 3.0%. The Term Loan is subject to a repricing prepayment premium of 1.0% if there is a repricing event that occurs prior to May 11, 2016.
6.5% Senior Notes
In May 2011, we completed the issuance and sale of the 6.5% Senior Notes. On March 26, 2015, we completed a series of financing transactions, including the settlement of $620.9 million of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015. The remaining $79.1 million of the 6.5% Senior Notes was redeemed on April 29, 2015.
4.875% Senior Notes
In April 2013, we completed the issuance and sale of the 4.875% Senior Notes. We used the proceeds from the issuance and sale of these notes, together with cash on hand, to, among other things, repay $700.0 million of the Original Term Loan. The 4.875% Senior Notes were offered at par, and mature on October 15, 2023. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year.
5.625% Senior Notes
In October 2014, we completed the issuance and sale of the 5.625% Senior Notes. The 5.625% Senior Notes were offered at par, and mature on November 1, 2024. Interest on the 5.625% Senior Notes is payable semi-annually on May 1 and November 1 of each year, with the first payment made on May 1, 2015.
5.0% Senior Notes
In March 2015, we completed the issuance and sale of the 5.0% Senior Notes, in order to refinance the 6.5% Senior Notes as described in more detail above under the heading 6.5% Senior Notes. The 5.0% Senior Notes were offered at par, and mature on October 1, 2025. Interest on the 5.0% Senior Notes is payable semi-annually on April 1 and October 1 of each year, with the first payment made on October 1, 2015.
6.25% Senior Notes
On November 27, 2015, we completed the issuance and sale of the 6.25% Senior Notes. The 6.25% Senior Notes were offered at par, and mature on February 15, 2026. Interest on the 6.25% Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2016.
Revolving Credit Facility
The original amount available for borrowing under the Revolving Credit Facility per the terms of the Credit Agreement was $250.0 million. On March 26, 2015, we entered into an amendment (the "Fifth Amendment") to the Credit Agreement, which increased the amount available for borrowing under the Revolving Credit Facility to $350.0 million. On September 29, 2015, we entered into an amendment (the "Seventh Amendment") to the Credit Agreement, which increased the amount available for borrowing under the Revolving Credit Facility to $420.0 million.

As of December 31, 2015, there was $134.5 million of availability under the Revolving Credit Facility (net of $5.5 million of letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, the Senior Secured Credit Facilities provide for incremental facilities (the “Accordion”), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. The Incremental Term Loan issued under the Third Amendment (which has been prepaid in full) and the increases to the Revolving Credit Facility provided by the Fifth Amendment and the Seventh Amendment were provided for by the Accordion. As of December 31, 2015, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2015, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Term Loan, the Revolving Credit Facility, or the Senior Notes, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2015.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. In August 2015, Moody's Investors Service and Standard & Poor's each affirmed their respective long-term ratings for STBV and revised their outlook from stable to negative. The change in outlook by the credit rating agencies resulted from reviews initiated upon the announcement of our proposed acquisition of CST. In November 2015, Standard & Poor's downgraded STBV's corporate credit rating one notch and revised its outlook from negative to stable. As of January 28, 2016, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. We did not repurchase any ordinary shares under this program in 2015. During 2014 and 2013, we repurchased 4.3 million and 8.6 million ordinary shares, respectively, for an aggregate purchase price of $181.8 million and $305.1 million, respectively. At December 31, 2015, $74.7 million remained available for share repurchase under this program.
The Credit Agreement and the indentures under which the Senior Notes were issued (the "Senior Notes Indentures") contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, and which are described in more detail below and in Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, were taken into consideration in establishing our share repurchase program, and are evaluated periodically with respect to future potential funding. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase program with available cash and cash flows from operations, should we decide to do so.

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
As of December 31, 2015, we were in compliance with all the covenants and default provisions under the Credit Agreement. For more information on our indebtedness and related covenants and default provisions, refer to Note 8, "Debt," of our audited consolidated financial statements, and Item 1A, “Risk Factors,” each included elsewhere in this Annual Report on Form 10-K.
Contractual Obligations and Commercial Commitments
The table below reflects our contractual obligations as of December 31, 2015. Amounts we pay in future periods may vary from those reflected in the table. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations principal(1)	$3,612.7	$289.9	$19.8	$19.8	$3,283.2
Debt obligations interest(2)	1,401.3	147.8	316.2	315.1	622.2
Capital lease obligations principal(3)	33.7	2.5	5.4	6.4	19.4
Capital lease obligations interest(3)	17.0	2.7	4.8	4.0	5.5
Other financing obligations principal(4)	13.1	8.0	3.4	1.7	—
Other financing obligations interest(4)	1.3	0.4	0.6	0.3	—
Operating lease obligations(5)	41.6	9.9	13.9	5.7	12.1
Non-cancelable purchase obligations(6)	22.6	12.0	9.7	1.0	—
Total(7)(8)	$5,143.3	$473.2	$373.8	$354.0	$3,942.4
__________________

(1)
Represents the contractually required principal payments under the Senior Notes and the Term Loan as of December 31, 2015 in accordance with the required payment schedule. Also represents full payment on the Revolving Credit Facility (which is not contractually due until March 26, 2020) within the next year, consistent with the presentation as current on the balance sheet.

(2)
Represents the contractually required interest payments on our debt obligations in existence as of December 31, 2015 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made on our variable rate debt subsequent to December 31, 2015 were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2015, plus the applicable spread.

(3)
Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.

(4)
Represents the contractually required payments under our financing obligations in existence as of December 31, 2015 in accordance with the required payment schedule. In December 2015, we reached an agreement to reacquire our manufacturing facility in Subang Jaya, Malaysia, which is accounted for as an "other financing obligation." This transaction is expected to close in 2016, and as a result, the remaining obligation is presented on our consolidated balance sheet as of December 31, 2015 as a current liability. Accordingly, the remaining obligation related to this facility is presented in the table above as being due within the next year. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.

(5)
Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2015 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.

(6)
Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2015. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.

(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2015.

(8)
This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2015, we had recognized a net benefit liability of $35.0 million, representing the net unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $38.1 million of unrecognized tax benefits as of December 31, 2015, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on income taxes.

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
Seasonality
Because of the diverse nature of the markets in which we operate, our revenue is only moderately impacted by seasonality. However, our Sensing Solutions business has some seasonal elements, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.
Critical Accounting Policies and Estimates
To prepare our financial statements in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies and estimates that we believe are most critical to the portrayal of our financial position and results of operations are listed below. We believe these policies require our most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which includes other significant accounting policies.

Revenue Recognition
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition ("ASC 605"). Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax, and similar taxes. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our net revenue and have been within our estimates.
Goodwill, Intangible Assets, and Long-Lived Assets
Businesses acquired are recorded at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. Assets acquired may include either definite-lived or indefinite-lived intangible assets, or both. As of December 31, 2015, goodwill and other intangible assets, net totaled $3,019.7 million and $1,262.6 million, respectively, or approximately 48% and 20%, respectively, of our total assets.
Identification of reporting units
We have five reporting units: Performance Sensing, Electrical Protection, Power Management, Industrial Sensing, and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated.
Assignment of assets, liabilities, and goodwill to reporting units
In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units using a reasonable and supportable methodology. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to an existing reporting unit or create a new reporting unit, as of the date of acquisition. Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt, and deferred financing costs, as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
Evaluation of goodwill for impairment
In accordance with the requirements of ASC 350, goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could more likely than not reduce the fair value of a reporting unit below its net book value. Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, we then perform the two-step goodwill impairment test.
In the first step of the two-step goodwill impairment test, we compare the estimated fair values of our reporting units to their respective net book values, including goodwill, to determine whether there is an indicator of potential impairment. If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) based on their fair values, as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the sum of the fair values of each of its components is the implied fair value of goodwill.
2015 assessment of goodwill. We evaluated our goodwill for impairment as of October 1, 2015. In connection with this evaluation, we used the qualitative method of assessing goodwill, and determined that it was not more likely than not that the fair values of each of our Performance Sensing, Electrical Protection, Power Management, Industrial Sensing, and Interconnection reporting units were less than their net book values. In making this determination, we considered several factors, including the following:

•
the amount by which the fair value of the Performance Sensing, Electrical Protection, Power Management, and Interconnection reporting units exceeded their carrying values (301%, 273%, 206%, and 328%, respectively) as of October 1, 2013, and the amount by which the Industrial Sensing reporting unit exceeded its carrying value (340%) as of December 1, 2014, indicating that there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be a potential impairment;

•	the carrying values of these reporting units as of October 1, 2015 compared to the previously calculated fair values as of October 1, 2013 (or December 1, 2014 in the case of Industrial Sensing);

•
public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;

•	demand in the debt markets for our senior notes, the strength of which indicates a view by investors of our strength as a company;

•	changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting units;

•
changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and

•
whether there had been any significant increases to the weighted-average cost of capital ("WACC") rates for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.

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
We did not prepare updated goodwill impairment analyses as of December 31, 2015 for any reporting unit, as we did not become aware of any indicators after October 1, 2015 that would have required such analysis.
Assessment of fair value in prior years. In 2013 (and in 2014 for Industrial Sensing), we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for the following five fiscal years (the “Discrete Projection Period”). We estimated the value of the cash flows beyond the fifth fiscal year (the “Terminal Year”), by applying a multiple to the projected Terminal Year net earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated WACC appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
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

Types of events that could result in a goodwill impairment. As noted above, the assumptions used in the quantitative calculation of fair value of our reporting units in prior years, including the long-range forecasts, the selection of the discount rates, and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units calculated in prior years and could result in a goodwill impairment charge in a future period. We believe that certain factors, such as a future recession, any material adverse conditions in the auto industry and other industries in which we operate, and other factors identified in Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.
Evaluation of other intangible assets for impairment
2015 assessment of indefinite-lived intangible assets. Similar to goodwill, we perform an annual impairment review of our indefinite-lived intangible assets in the fourth quarter of each fiscal year, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect to not use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share, and other conditions. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets. We determine fair value by using the appropriate income approach valuation methodology.
We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2015 (using the quantitative method) and determined that the estimated fair values of these assets exceeded their carrying values at that date. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.
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
Evaluation of long-lived assets for impairment
We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the industry. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets.
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
The expected return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. To determine the expected return on plan assets, we consider the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future, and our investment strategy and asset mix with respect to the plans’ funds.
The rate of increase of healthcare costs directly impacts the estimate of our future obligations in connection with our post-retirement medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future, and the design features of the underlying plan.
We have adopted use of the Retirement Plan ("RP") 2014 mortality tables with the updated Mortality Projection ("MP") 2015 mortality improvement scale as issued by the Society of Actuaries in 2015 for our U.S. defined benefit plans. The updated MP 2015 mortality improvement scale reflects improvements in longevity as compared to the MP 2014 mortality improvement scale the Society of Actuaries issued in 2014, primarily because it includes actual Social Security mortality data for 2010 and 2011. The MP projection scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational).
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
We use the closing price of our ordinary shares on the New York Stock Exchange (the "NYSE") on the date of the grant as the fair value of ordinary shares in the Black-Scholes-Merton option-pricing model.
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
We utilized the simplified method for options granted during 2013 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the expected term. During 2015 and 2014, rather than using the simplified method, we benchmarked the terms of our options granted against those of publicly-traded companies within our industry in order to estimate our expected term.
Also, because of our lack of history as a public company, during 2013 we considered the historical and implied volatilities of publicly-traded companies within our industry when selecting the expected volatility assumption to apply to the options granted in those years. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility. During 2015 and 2014, with additional historical data available, we considered our own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within our industry, in estimating expected volatility for options granted in 2015 and 2014.
The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related option grant.
The dividend yield of 0% is based on our history of having never declared or paid any dividends on our ordinary shares, and our current intention of not declaring any such dividends in the foreseeable future. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities," included elsewhere in this Annual Report on Form 10-K for further discussion of limitations on our ability to pay dividends.
Restricted securities are valued using the closing price of our ordinary shares on the NYSE on the date of the grant. Certain of our restricted securities include performance conditions that require us to estimate the probable outcome of the performance condition. This assessment is based on management's judgment using internally developed forecasts and is assessed at each reporting period. Compensation cost is recorded if it is probable that the performance condition will be achieved.
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
Off-Balance Sheet Arrangements
From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations generally arise in two contexts. First, in connection with certain transactions, such as the sale of a business or the issuance of debt or equity securities, the agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as customer contracts, which might contain indemnification provisions relating to product quality, intellectual property infringement, governmental regulations and employment related matters, and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Historically, we have experienced only immaterial and irregular losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of specific indemnifications.
Recent Accounting Pronouncements
Recently issued accounting standards to be adopted in a future period:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC 605, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. As of December 31, 2015 and December 31, 2014, we had recorded deferred financing costs of $38.3 million and $29.1 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the fourth quarter of 2015. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
Recently issued accounting standards adopted in the current period:
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flows and earnings. We generally manage these risks through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. The fair market value of these derivative instruments is based upon valuation models whose inputs are derived using market observable inputs, including foreign currency exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty is liable to us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.
Interest Rate Risk
Given the leveraged nature of our company, we have exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. For example, in the past, we have entered into interest rate collars and interest rate caps to reduce exposure to variability in cash flows relating to interest payments on our outstanding debt. These derivatives are accounted for in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”).
In August 2011, we purchased an interest rate cap in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar denominated term loans. In August 2014 this interest rate cap matured, and as of December 31, 2015, we do not have any remaining interest rate caps.
The significant components of our debt as of December 31, 2015 and 2014 are shown in the following tables (definitions and descriptions of all components of our debt can be found in Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K):

(Dollars in millions)	Maturity date	Interest rate as of December 31, 2015	Outstanding balance as of December 31, 2015 (1)	Fair value as of December 31, 2015
Term Loan (3)	October 14, 2021	3.00%	$982.7	$963.0
4.875% Senior Notes	October 15, 2023	4.875%	500.0	484.7
5.625% Senior Notes	November 1, 2024	5.625%	400.0	409.3
5.0% Senior Notes	October 1, 2025	5.00%	700.0	675.9
6.25% Senior Notes	February 15, 2026	6.25%	750.0	781.4
Revolving Credit Facility(3)	March 26, 2020	2.17%	280.0	266.9
Total(2)			$3,612.7	$3,581.2
_________________

(1)	Outstanding balance is presented excluding discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $46.8 million.

(3)	This component of our debt accrues interest at a variable rate.

(Dollars in millions)	Interest Rate as of December 31, 2014	Outstanding balance as of December 31, 2014 (1)	Fair value as of December 31, 2014
Original Term Loan(3)	3.25%	$469.3	$467.0
Incremental Term Loan(3)	3.50%	598.5	595.5
6.5% Senior Notes	6.50%	700.0	730.7
4.875% Senior Notes	4.875%	500.0	495.7
5.625% Senior Notes	5.625%	400.0	415.0
Revolving Credit facility (3)	2.41%	130.0	128.3
Other debt (4)	15.27%	2.2	2.2
Total(2)		$2,800.0	$2,834.4
_________________

(1)	Outstanding balance is presented excluding discount.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $48.2 million.

(3)	This component of our debt accrues interest at a variable rate.

(4)	Other debt consists of multiple instruments that accrue interest at various rates. Interest rate shown is a weighted average interest rate at December 31, 2014.
Sensitivity Analysis
As of December 31, 2015, we had total variable rate debt with an outstanding balance of $1,262.7 million issued under the Term Loan and the Revolving Credit Facility. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would result in additional annual interest expense of $11.3 million. The next 100 basis point increase in the applicable interest rate would result in incremental annual interest expense of $12.6 million.
As of December 31, 2014, we had total variable rate debt with an outstanding balance of $1,197.8 million issued under the Original Term Loan, the Incremental Term Loan, and the Revolving Credit Facility. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would have resulted in additional annual interest expense of $6.7 million. The next 100 basis point increase in the applicable interest rate would have resulted in incremental annual interest expense of $12.0 million.
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
Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, British pound sterling, Brazilian real, Singapore dollar, Polish zloty, and Bulgarian lev. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows and variability in earnings, we entered into foreign currency exchange rate derivatives during the year ended December 31, 2015 that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During 2015, we also entered into foreign currency forward contracts that were not designated for hedge accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of these non-designated derivatives in the consolidated statements of operations.

The following foreign currency forward contracts were outstanding as of December 31, 2015:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
535.3 EUR	Various from September 2014 to December 2015	Various from February 2016 to December 2017	Euro to U.S. Dollar Exchange Rate	1.15 USD	Designated
92.0 EUR	Various from September 2014 to December 2015	January 29, 2016	Euro to U.S. Dollar Exchange Rate	1.11 USD	Non-designated
89.0 CNY	December 17, 2015	January 29, 2016	U.S. Dollar to Chinese Renminbi Exchange Rate	6.57 CNY	Non-designated
48,640.0 KRW	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Korean Won Exchange Rate	1,132.34 KRW	Designated
33,700.0 KRW	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Korean Won Exchange Rate	1,180.22 KRW	Non-designated
98.5 MYR	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.89 MYR	Designated
34.7 MYR	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.19 MYR	Non-designated
2,095.4 MXN	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Mexican Peso Exchange Rate	16.45 MXN	Designated
197.9 MXN	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Mexican Peso Exchange Rate	15.90 MXN	Non-designated
57.1 GBP	Various from October 2014 to December 2015	Various from February 2016 to December 2017	British Pound Sterling to U.S. Dollar Exchange Rate	1.53 USD	Designated
9.2 GBP	Various from October 2014 to December 2015	January 29, 2016	British Pound Sterling to U.S. Dollar Exchange Rate	1.51 USD	Non-designated

The following foreign currency forward contracts were outstanding as of December 31, 2014:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
287.8 EUR	Various from October 2013 to December 2014	Various from February 2015 to November 2016	Euro to U.S. Dollar Exchange Rate	1.31 USD	Designated
58.1 EUR	Various from October 2013 to December 2014	January 30, 2015	Euro to U.S. Dollar Exchange Rate	1.25 USD	Non-designated
87.0 CNY	December 23, 2014	January 30, 2015	U.S. Dollar to Chinese Renminbi Exchange Rate	6.18 CNY	Non-designated
264.0 JPY	December 23, 2014	January 30, 2015	U.S. Dollar to Japanese Yen Exchange Rate	120.54 JPY	Non-designated
51,750.0 KRW	Various from March 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Korean Won Exchange Rate	1,063.28 KRW	Designated
37,800.0 KRW	Various from March 2014 to December 2014	January 30, 2015	U.S. Dollar to Korean Won Exchange Rate	1,105.21 KRW	Non-designated
85.7 MYR	Various from January 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.36 MYR	Designated
26.7 MYR	Various from January 2014 to December 2014	January 30, 2015	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.47 MYR	Non-designated
1,222.2 MXN	Various from January 2014 to December 2014	Various from February 2015 to November 2016	U.S. Dollar to Mexican Peso Exchange Rate	13.97 MXN	Designated
101.6 MXN	Various from January 2014 to December 2014	January 30, 2015	U.S. Dollar to Mexican Peso Exchange Rate	13.95 MXN	Non-designated
42.4 GBP	Various from October 2014 to December 2014	Various from February 2015 to November 2016	British Pound Sterling to U.S. Dollar Exchange Rate	1.58 USD	Designated
5.3 GBP	Various from October 2014 to December 2014	January 30, 2015	British Pound Sterling to U.S. Dollar Exchange Rate	1.56 USD	Non-designated
Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2015 and 2014 and the estimated impact to pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Net asset (liability) balance as of December 31, 2015	10% strengthening of the value of the foreign currency relative to the U.S. dollar	10% weakening of the value of the foreign currency relative to the U.S. dollar
Euro to U.S. Dollar	$22.9	$(65.0)	$65.0
Chinese Renminbi to U.S. Dollar	$(0.1)	$(1.3)	$1.3
British Pound Sterling to U.S. Dollar	$(3.0)	$6.3	$(6.3)
Korean Won to U.S. Dollar	$1.7	$(7.3)	$7.3
Malaysian Ringgit to U.S. Dollar	$(3.1)	$3.1	$(3.1)
Mexican Peso to U.S. Dollar	$(10.5)	$13.0	$(13.0)

(Amounts in millions)		Increase/(decrease) to pre-tax earnings due to
	Asset (liability) balance as of December 31, 2014	10% strengthening of the value of the foreign currency relative to the U.S. dollar	10% weakening of the value of the foreign currency relative to the U.S. dollar
Euro to U.S. Dollar	$29.9	$(37.6)	$37.6
Chinese Renminbi to U.S. Dollar	$(0.1)	$(1.4)	$1.4
British Pound Sterling to U.S. Dollar	$(0.9)	$4.7	$(4.7)
Japanese Yen to U.S. Dollar	$(0.0)	$(0.2)	$0.2
Korean Won to U.S. Dollar	$1.3	$(8.4)	$8.4
Malaysian Ringgit to U.S. Dollar	$(1.6)	$3.2	$(3.2)
Mexican Peso to U.S. Dollar	$(6.5)	$8.8	$(8.8)
The tables below present our Euro-denominated net monetary assets as of December 31, 2015 and 2014 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% strengthening/weakening in the Euro to U.S. dollar currency exchange rate:

(Amounts in millions)	Net asset balance as of December 31, 2015		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% weakening of the value of the Euro relative to the U.S. dollar	10% strengthening of the value of the Euro relative to the U.S. dollar
Net monetary assets(1)	€64.4	$70.3	$(7.0)	$7.0

(Amounts in millions)	Net asset balance as of December 31, 2014		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% weakening of the value of the Euro relative to the U.S. dollar	10% strengthening of the value of the Euro relative to the U.S. dollar
Net monetary assets(1)	€38.3	$46.6	$(4.7)	$4.7
 __________________

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations, and other long-term liabilities.
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

Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2015 and 2014 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the related forward price for each commodity:

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset/(liability) balance as of December 31, 2015	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2015	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(4.0)	1,554,959 troy oz.	$16.63	$13.98	Various dates during 2016 and 2017	$2.2	$(2.2)
Gold	$(1.5)	13,940 troy oz.	$1,177.94	$1,065.60	Various dates during 2016 and 2017	$1.5	$(1.5)
Nickel	$(1.1)	520,710 pounds	$6.18	$4.03	Various dates during 2016 and 2017	$0.2	$(0.2)
Aluminum	$(0.7)	4,686,080 pounds	$0.85	$0.69	Various dates during 2016 and 2017	$0.3	$(0.3)
Copper	$(4.2)	7,258,279 pounds	$2.72	$2.13	Various dates during 2016 and 2017	$1.5	$(1.5)
Platinum	$(1.8)	6,730 troy oz.	$1,154.61	$881.53	Various dates during 2016 and 2017	$0.6	$(0.6)
Palladium	$(0.2)	2,139 troy oz.	$647.71	$553.56	Various dates during 2016 and 2017	$0.1	$(0.1)
Zinc	$(0.2)	554,992 pounds	$1.04	$0.73	Various dates during 2016	$0.0	$(0.0)

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset/(liability) balance as of December 31, 2014	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2014	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(6.1)	2,095,639 troy oz.	$19.07	$16.06	Various dates during 2015 and 2016	$3.4	$(3.4)
Gold	$(1.5)	15,272 troy oz.	$1,295.09	$1,194.13	Various dates during 2015 and 2016	$1.8	$(1.8)
Nickel	$(0.2)	648,798 pounds	$7.20	$6.90	Various dates during 2015 and 2016	$0.4	$(0.4)
Aluminum	$(0.4)	5,989,386 pounds	$0.92	$0.85	Various dates during 2015 and 2016	$0.5	$(0.5)
Copper	$(2.3)	9,780,235 pounds	$3.09	$2.84	Various dates during 2015 and 2016	$2.8	$(2.8)
Platinum	$(1.4)	8,323 troy oz.	$1,385.74	$1,214.44	Various dates during 2015 and 2016	$1.0	$(1.0)
Palladium	$0.1	1,293 troy oz.	$772.86	$804.30	Various dates during 2015 and 2016	$0.1	$(0.1)
Zinc	$(0.1)	1,755,012 troy oz.	$1.04	$0.99	Various dates during 2015 and 2016	$0.2	$(0.2)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules
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
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 2, 2016

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$342,263	$211,329
Accounts receivable, net of allowances of $9,535 and $10,364 as of December 31, 2015 and 2014, respectively	467,567	444,852
Inventories	358,701	356,364
Deferred income tax assets	—	15,301
Prepaid expenses and other current assets	109,392	90,918
Total current assets	1,277,923	1,118,764
Property, plant and equipment, at cost	1,168,667	975,543
Accumulated depreciation	(474,512)	(386,059)
Property, plant and equipment, net	694,155	589,484
Goodwill	3,019,743	2,424,795
Other intangible assets, net	1,262,572	910,774
Deferred income tax assets	26,417	16,750
Deferred financing costs	38,345	29,102
Other assets	18,100	26,940
Total assets	$6,337,255	$5,116,609
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$300,439	$145,979
Accounts payable	290,779	287,800
Income taxes payable	21,968	7,516
Accrued expenses and other current liabilities	251,989	222,781
Deferred income tax liabilities	—	13,430
Total current liabilities	865,175	677,506
Deferred income tax liabilities	390,490	362,738
Pension and post-retirement benefit obligations	34,314	35,799
Capital lease and other financing obligations, less current portion	36,219	45,113
Long-term debt, net of discount, less current portion	3,302,678	2,650,744
Other long-term liabilities	39,803	41,817
Commitments and contingencies
Total liabilities	4,668,679	3,813,717
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of December 31, 2015 and 2014	2,289	2,289
Treasury shares, at cost, 8,038 and 9,120 shares as of December 31, 2015 and 2014, respectively	(324,994)	(365,272)
Additional paid-in capital	1,626,024	1,610,390
Retained earnings	391,247	67,233
Accumulated other comprehensive loss	(25,990)	(11,748)
Total shareholders’ equity	1,668,576	1,302,892
Total liabilities and shareholders’ equity	$6,337,255	$5,116,609
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2015	2014	2013
Net revenue	$2,974,961	$2,409,803	$1,980,732
Operating costs and expenses:
Cost of revenue	1,977,799	1,567,334	1,256,249
Research and development	123,666	82,178	57,950
Selling, general and administrative	271,361	220,105	163,145
Amortization of intangible assets	186,632	146,704	134,387
Restructuring and special charges	21,919	21,893	5,520
Total operating costs and expenses	2,581,377	2,038,214	1,617,251
Profit from operations	393,584	371,589	363,481
Interest expense, net	(137,626)	(106,104)	(93,915)
Other, net	(50,329)	(12,059)	(35,629)
Income before taxes	205,629	253,426	233,937
(Benefit from)/provision for income taxes	(142,067)	(30,323)	45,812
Net income	$347,696	$283,749	$188,125
Basic net income per share:	$2.05	$1.67	$1.07
Diluted net income per share:	$2.03	$1.65	$1.05

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2015	2014	2013
Net income	$347,696	$283,749	$188,125
Other comprehensive (loss)/income, net of tax:
Net unrealized (loss)/gain on derivative instruments designated and qualifying as cash flow hedges	(13,726)	25,190	(2,817)
Defined benefit and retiree healthcare plans	(516)	(3,831)	9,116
Other comprehensive (loss)/income	(14,242)	21,359	6,299
Comprehensive income	$333,454	$305,108	$194,424
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$347,696	$283,749	$188,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96,051	65,804	50,889
Amortization of deferred financing costs and original issue discounts	6,456	5,118	4,307
Currency remeasurement gain on debt	(1,924)	(771)	(457)
Share-based compensation	15,326	12,985	8,967
Loss on debt financing	34,335	3,750	9,010
Amortization of inventory step-up to fair value	1,820	5,576	—
Amortization of intangible assets	186,632	146,704	134,387
Deferred income taxes	(179,009)	(59,156)	25,711
Gains from insurance proceeds	—	(2,417)	(7,500)
Unrealized loss on hedges and other non-cash items	1,334	5,003	8,324
Increase/(decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	18,618	(26,287)	(33,436)
Inventories	40,526	(77,473)	(7,336)
Prepaid expenses and other current assets	(9,857)	2,915	1,214
Accounts payable and accrued expenses	(38,034)	19,189	23,902
Income taxes payable	14,452	849	(3,099)
Other	(1,291)	(2,970)	(7,170)
Net cash provided by operating activities	533,131	382,568	395,838
Cash flows from investing activities:
Acquisition of CST, net of cash received	(996,871)	—	—
Acquisition of Schrader, net of cash received	(958)	(995,315)	—
Other acquisitions, net of cash received	3,881	(298,423)	(15,470)
Additions to property, plant and equipment and capitalized software	(177,196)	(144,211)	(82,784)
Insurance proceeds	—	2,417	8,900
Proceeds from sale of assets	4,775	5,467	1,704
Net cash used in investing activities	(1,166,369)	(1,430,065)	(87,650)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	19,411	24,909	20,999
Proceeds from issuance of debt	2,795,120	1,190,500	600,000
Payments on debt	(2,000,257)	(76,375)	(711,665)
Repurchase of ordinary shares from SCA	—	(169,680)	(172,125)
Payments to repurchase ordinary shares	(50)	(12,094)	(132,971)
Payments of debt issuance cost	(50,052)	(16,330)	(8,069)
Net cash provided by/(used in) financing activities	764,172	940,930	(403,831)
Net change in cash and cash equivalents	130,934	(106,567)	(95,643)
Cash and cash equivalents, beginning of year	211,329	317,896	413,539
Cash and cash equivalents, end of year	$342,263	$211,329	$317,896
Supplemental cash flow items:
Cash paid for interest	$125,370	$87,774	$84,714
Cash paid for income taxes	$41,301	$41,126	$33,557
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2012	178,392	$2,289	(381)	$(11,423)	$1,587,202	$(316,368)	$(39,406)	$1,222,294
Issuance of ordinary shares for employee stock plans	—	—	7	233	—	(1)	—	232
Repurchase of ordinary shares	—	—	(8,582)	(305,096)	—	—	—	(305,096)
Stock options exercised	43	—	2,432	77,911	375	(57,519)	—	20,767
Vesting of restricted securities	2	—	62	2,029	—	(2,029)	—	—
Share-based compensation	—	—	—	—	8,967	—	—	8,967
Net income	—	—	—	—	—	188,125	—	188,125
Other comprehensive income		—	—	—			6,299	6,299
Balance as of December 31, 2013	178,437	$2,289	(6,462)	$(236,346)	$1,596,544	$(187,792)	$(33,107)	$1,141,588
Issuance of ordinary shares for employee stock plans	—	—	9	264	128	—	—	392
Repurchase of ordinary shares	—	—	(4,305)	(181,774)	—	—	—	(181,774)
Stock options exercised	—	—	1,589	50,995	657	(27,135)	—	24,517
Vesting of restricted securities	—	—	49	1,589	—	(1,589)	—	—
Share-based compensation	—	—	—	—	13,061	—	—	13,061
Net income	—	—	—	—	—	283,749	—	283,749
Other comprehensive income	—	—	—	—	—	—	21,359	21,359
Balance as of December 31, 2014	178,437	$2,289	(9,120)	$(365,272)	$1,610,390	$67,233	$(11,748)	$1,302,892
Issuance of ordinary shares for employee stock plans	—	—	5	195	72	—	—	267
Surrender of shares for tax withholding	—	—	(54)	(2,507)	—	—	—	(2,507)
Stock options exercised	—	—	1,016	38,199	236	(19,291)	—	19,144
Vesting of restricted securities	—	—	115	4,391	—	(4,391)	—	—
Share-based compensation	—	—	—	—	15,326	—	—	15,326
Net income	—	—	—	—	—	347,696	—	347,696
Other comprehensive loss	—	—	—	—	—	—	(14,242)	(14,242)
Balance as of December 31, 2015	178,437	$2,289	(8,038)	$(324,994)	$1,626,024	$391,247	$(25,990)	$1,668,576

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
Sensata Technologies Holding is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Brazil, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing (formerly referred to as "Sensors") and Sensing Solutions (formerly referred to as "Controls").
Our Performance Sensing business is a manufacturer of pressure, temperature, speed, and position sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization) and heavy on- and off-road vehicles ("HVOR"). These products help improve performance, for example by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example, by improving the stability control of the vehicle and reducing vehicle emissions.
Our Sensing Solutions business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, medical device, and residential markets, and sensor products used in aerospace and industrial applications such as heating, ventilation, and air conditioning ("HVAC") systems and military and commercial aircraft. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, solid state relays, linear and rotary position sensors, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications, and help optimize performance by using sensors which provide feedback to control systems. The Sensing Solutions business also manufactures direct current ("DC") to alternating current ("AC") power inverters, which enable the operation of electronic equipment when grid power is not available.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax, and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our revenue and have been within our estimates.
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
We utilized the simplified method for options granted during 2013 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the expected term. During 2015 and 2014, rather than using the simplified method, we benchmarked the terms of our options granted against those of publicly-traded companies within our industry in order to estimate our expected term.
Also, because of our lack of history as a public company, during 2013 we considered the historical and implied volatilities of publicly-traded companies within our industry when selecting the expected volatility assumption to apply to the options granted in those years. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility. During 2015 and 2014, with additional historical data available, we considered our own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within our industry, in estimating expected volatility for options granted in 2015 and 2014.

The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related option grant.
The dividend yield of 0% is based on our history of having never declared or paid any dividends on our ordinary shares, and our current intention of not declaring any such dividends in the foreseeable future. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities," included elsewhere in this Annual Report on Form 10-K for further discussion of limitations on our ability to pay dividends.
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
Financial Instruments
Derivative financial instruments: We maintain derivative financial instruments with major financial institutions of investment grade credit rating and monitor the amount of credit exposure to any one issuer. We believe there are no significant concentrations of risk associated with our derivative financial instruments.
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
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We enter into forward contracts for certain foreign currencies, including the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, and British pound sterling. The fair value of foreign currency forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. These analyses utilize observable market-based inputs, including foreign exchange rates, and reflect the contractual terms of these instruments, including the period to maturity. Certain of these contracts have not been designated as accounting hedges, and in accordance with ASC 815, we recognize the changes in the fair value of these contracts in the consolidated statments of operations. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption Hedges of Foreign Currency Risk.
We enter into forward contracts for certain commodities, including silver, gold, nickel, aluminum, copper, platinum, palladium, and zinc used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. The fair value of our commodity forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. These analyses utilize observable market-based inputs, including commodity forward curves, and reflect the contractual terms of these instruments, including the period to maturity. These contracts have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these contracts in the consolidated statements of operations. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption Hedges of Commodity Risk.

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
Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables, as described elsewhere in this Note. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. Our largest customer accounted for approximately 9% of our Net revenue for the year ended December 31, 2015.
Goodwill and Other Intangible Assets
Businesses acquired are recorded at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with the requirements of ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead these assets are evaluated for impairment on an annual basis, and whenever events or business conditions change that could more likely than not reduce the fair value of a reporting unit below its net book value. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
Goodwill: We have five reporting units: Performance Sensing, Electrical Protection, Power Management, Industrial Sensing, and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC 350. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit. Goodwill is assigned to reporting units as of the date of the related acquisition. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt, and deferred financing costs, as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or if we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the two-step goodwill impairment test.
In the first step of the two-step goodwill impairment test, we compare the estimated fair values of our reporting units to their respective net book values, including goodwill, to determine whether there is an indicator of potential impairment. If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) based on their fair values as if the reporting unit had been acquired in a business combination at the date of assessment, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the sum of the fair values of each of its components is the implied fair value of goodwill. The calculation of the fair value of our reporting units is considered a level 3 fair value measurement. We used the qualitative method to assess goodwill for impairment at October 1, 2015.
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
Definite-lived intangible assets: Definite-lived intangible assets are amortized over the useful life of the asset, using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software is amortized on a straight-line basis over its estimated useful life. Capitalized software licenses are amortized on a straight-line basis over the lesser of the term of the license, or the useful life of the software.
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
Refer to Note 5, "Goodwill and Other Intangible Assets," for further details of our goodwill and other intangible assets.
Debt Instruments
A premium or discount on a debt instrument is recorded on the balance sheet as an adjustment to the carrying amount of the debt liability. In general, amounts paid to creditors are considered a reduction in the proceeds received from the issuance of the debt and are accounted for as a component of the premium or discount on the issuance, not as an issuance cost. Direct and incremental costs associated with the issuance of debt instruments such as legal fees, printing costs, and underwriters' fees, among others, paid to parties other than creditors, are capitalized and reported as deferred financing costs on the balance sheet. Such costs are amortized over the term of the respective financing arrangement using the effective interest method (periods ranging from 5 to 10 years). Amortization of these costs is included as a component of Interest expense, net in the consolidated statements of operations.
In accounting for debt refinancing transactions, we apply the provisions of ASC Subtopic 470-50, Modifications and Extinguishments (“ASC 470-50”). Our evaluation of the accounting under ASC 470-50 is done on a creditor by creditor basis in order to determine if the terms of the debt are substantially different and, as a result, whether to apply modification or extinguishment accounting. In the event that an individual holder of existing debt did not invest in new debt, we apply extinguishment accounting. Borrowings associated with individual holders of new debt that are not holders of existing debt are accounted for as new issuances.
Refer to Note 8, "Debt," for further details of our debt instruments and transactions.
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
In accordance with ASC Topic 740, Income Taxes ("ASC 740"), penalties and interest related to unrecognized tax benefits may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to unrecognized tax benefits within our (Benefit from)/provision for income taxes line of our consolidated statements of operations.
Refer to Note 9, "Income Taxes," for further details on our income taxes.
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
We have adopted use of the Retirement Plan ("RP") 2014 mortality tables with the updated Mortality Projection ("MP") 2015 mortality improvement scale as issued by the Society of Actuaries in 2015 for our U.S. defined benefit plans. The updated MP 2015 mortality improvement scale reflects improvements in longevity as compared to the MP 2014 mortality improvement scale the Society of Actuaries issued in 2014, primarily because it includes actual Social Security mortality data for 2010 and 2011. The MP projection scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational).
Refer to Note 10, "Pension and Other Post-Retirement Benefits," for further information on our pension and other post-retirement benefit plans.
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
Inventories
Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process, and finished goods is determined based on a first-in, first-out ("FIFO") basis and includes material, labor, and applicable manufacturing overhead, as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value. Refer to Note 4, "Inventories," for details of our inventory balances.

Property, Plant and Equipment ("PP&E") and Other Capitalized Costs
PP&E is stated at cost, and in the case of plant and equipment, is depreciated on a straight-line basis over its estimated economic useful life. In general, depreciable lives of plant and equipment are as follows:

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
Refer to Note 3, "Property, Plant and Equipment," for details of our PP&E balances.
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
Other, net
Other, net for the years ended December 31, 2015, 2014, and 2013 consisted of the following:

	For the year ended December 31,
	2015	2014	2013
Currency remeasurement (loss)/gain on net monetary assets	$(9,613)	$(6,912)	$859
Loss on debt financing	(25,538)	(1,875)	(9,010)
Loss on commodity forward contracts	(18,468)	(9,017)	(23,218)
Gain/(loss) on foreign currency forward contracts	3,606	5,469	(3,290)
Loss on interest rate cap	—	—	(1,097)
Other	(316)	276	127
Total Other, net	$(50,329)	$(12,059)	$(35,629)
Recently issued accounting standards to be adopted in a future period:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC 605, and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years) with early adoption permitted and retrospective application required. As of December 31, 2015 and December 31, 2014, we had recorded deferred financing costs of $38.3 million and $29.1 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the fourth quarter of 2015. There will not be a material impact on our results of operations upon adoption of ASU 2015-03.
Recently issued accounting standards adopted in the current period:
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.
3. Property, Plant and Equipment
PP&E as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Land	$21,715	$22,405
Buildings and improvements	227,665	190,646
Machinery and equipment	919,287	762,492
	1,168,667	975,543
Accumulated depreciation	(474,512)	(386,059)
Total	$694,155	$589,484
Depreciation expense for PP&E, including amortization of assets under capital leases, totaled $96.1 million, $65.8 million, and $50.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

PP&E as of December 31, 2015 and 2014 included the following assets under capital leases:

	December 31, 2015	December 31, 2014
PP&E recognized under capital leases	$44,259	$39,397
Accumulated amortization	(16,308)	(14,263)
Net PP&E recognized under capital leases	$27,951	$25,134
4. Inventories
The components of inventories as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Finished goods	$154,827	$127,407
Work-in-process	62,084	69,218
Raw materials	141,790	159,739
Total	$358,701	$356,364
As of December 31, 2015 and 2014, inventories totaling $10.1 million and $11.1 million, respectively, had been consigned to customers.
5. Goodwill and Other Intangible Assets
The following table outlines the changes in goodwill, by segment:

	Performance Sensing			Sensing Solutions			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance at December 31, 2013	$1,338,645	$—	$1,338,645	$435,870	$(18,466)	$417,404	$1,774,515	$(18,466)	$1,756,049
Wabash Acquisition	18,807	—	18,807	—	—	—	18,807	—	18,807
Magnum Acquisition	—	—	—	12,768	—	12,768	12,768	—	12,768
DeltaTech Acquisition	99,254	—	99,254	—	—	—	99,254	—	99,254
Schrader Acquisition	538,019	—	538,019	—	—	—	538,019	—	538,019
Other acquisitions - purchase accounting adjustment	(102)	—	(102)	—	—	—	(102)	—	(102)
Balance as of December 31, 2014	1,994,623	—	1,994,623	448,638	(18,466)	430,172	2,443,261	(18,466)	2,424,795
CST Acquisition	147,433	—	147,433	439,944	—	439,944	587,377	—	587,377
DeltaTech - purchase accounting adjustment	2,441	—	2,441	—	—	—	2,441	—	2,441
Schrader - purchase accounting adjustment	5,130	—	5,130	—	—	—	5,130	—	5,130
Balance as of December 31, 2015	$2,149,627	$—	$2,149,627	$888,582	$(18,466)	$870,116	$3,038,209	$(18,466)	$3,019,743
Goodwill attributed to acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. Preliminary goodwill attributed to the acquisition of CST (as defined in Note 6,

"Acquisitions") has been assigned to our segments in the above table based on a methodology utilizing anticipated future earnings of the components of the business. This allocation is preliminary.
The purchase accounting adjustments above generally reflect revisions in fair value estimates of liabilities assumed and tangible and intangible assets acquired.
We have evaluated our goodwill for impairment as of October 1, 2015 using the qualitative method, and have determined that it was more likely than not that the fair values of our reporting units exceeded their carrying values on that date. We have evaluated our indefinite-lived intangible assets (other than goodwill) for impairment as of October 1, 2015 using the quantitative method, and have determined that the fair values of these indefinite-lived intangible assets exceeded their carrying values on that date. Should certain assumptions change that were used in the qualitative analysis of goodwill, or in the development of the fair value of our indefinite-lived intangible assets, we may be required to recognize goodwill or intangible asset impairments.
The following table outlines the components of definite-lived intangible assets, excluding goodwill, as of December 31, 2015 and 2014:

	Weighted- Average Life (Years)	December 31, 2015				December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$726,598	$(293,564)	$(2,430)	$430,604	$541,708	$(242,506)	$(2,430)	$296,772
Customer relationships	11	1,765,704	(1,070,460)	(12,144)	683,100	1,460,088	(943,375)	(12,144)	504,569
Non-compete agreements	8	23,400	(23,400)	—	—	23,400	(23,400)	—	—
Tradenames	22	50,754	(5,901)	—	44,853	8,854	(4,259)	—	4,595
Capitalized software	7	55,151	(19,606)	—	35,545	49,127	(12,759)	—	36,368
Total	12	$2,621,607	$(1,412,931)	$(14,574)	$1,194,102	$2,083,177	$(1,226,299)	$(14,574)	$842,304
The following table outlines Amortization of intangible assets for the years ended December 31, 2015, 2014, and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
Acquisition-related definite-lived intangible assets	$179,785	$143,604	$132,984
Capitalized software	6,847	3,100	1,403
Total Amortization of intangible assets	$186,632	$146,704	$134,387
The table below presents estimated Amortization of intangible assets for the following future periods:

2016	$200,454
2017	$159,086
2018	$135,494
2019	$126,389
2020	$110,049
In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 65 years, and we have no plans to discontinue using them. We have recorded $59.1 million and $9.4 million, respectively, on the consolidated balance sheets related to these tradenames.
6. Acquisitions
The following discussion relates to our acquisitions during the years ended December 31, 2015 and 2014. Refer to Note 5, "Goodwill and Other Intangible Assets," for further discussion of our consolidated Goodwill and Other intangible assets, net balances.

CST
On December 1, 2015, we completed the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"), for an aggregate purchase price of $1,008.8 million, subject to customary post-closing adjustments. The acquisition included the Kavlico, BEI, Crydom, and Newall product lines and brands, and encompassed sales, engineering, and manufacturing sites in the U.S., the U.K., Germany, France, and Mexico. We acquired CST to further extend our sensing content beyond automotive markets and build scale in pressure sensing. Portions of CST are being integrated into each of our segments.
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
Net revenue of CST included in our consolidated statement of operations for the year ended December 31, 2015 was $19.9 million. Earnings associated with CST included in our consolidated statement of operations for the year ended December 31, 2015, excluding integration costs, transaction costs, and interest expense recorded related to the indebtedness incurred in order to finance the acquisition of CST, were not material.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$41,469
Inventories	44,717
Prepaid expenses and other current assets	14,808
Property, plant and equipment	29,840
Other intangible assets	533,004
Goodwill	587,377
Other assets	39
Accounts payable	(19,088)
Accrued expenses and other current liabilities	(26,004)
Deferred income tax liabilities	(203,144)
Pension and post-retirement benefit obligations	(3,232)
Other long term liabilities	(415)
Fair value of net assets acquired, excluding cash and cash equivalents	999,371
Cash and cash equivalents	9,472
Fair value of net assets acquired	$1,008,843
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $587.4 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary weighted-average lives:

	Acquisition Date Fair Value	Weighted- Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$184,890	16
Customer relationships	305,616	15
Tradenames	41,900	25
Computer software	598	2
	$533,004	16
The definite-lived intangible assets were valued using the income approach. We used the relief-from-royalty and the multi-period excess earnings methods to value completed technologies. The customer relationships were valued using the multi-period excess earnings and distributor methods. Tradenames were valued using the relief-from-royalty method. These valuation methods incorporate assumptions including expected discounted future cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies, or the future earnings related to existing customer relationships. The fair value of these assets is considered to be a Level 3 fair value measurement.
Schrader
On October 14, 2014, we completed the acquisition of all of the outstanding shares of August Cayman Company, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Schrader"), for an aggregate purchase price of $1,004.7 million. Schrader is a global manufacturer of sensing and valve solutions for automotive manufacturers, including tire pressure monitoring sensors ("TPMS"), and is being integrated into our Performance Sensing segment. We acquired Schrader to add TPMS and additional low pressure sensing capabilities to our current product portfolio.
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$96,675
Inventories	72,118
Prepaid expenses and other current assets	16,783
Property, plant and equipment	149,475
Other intangible assets	362,694
Goodwill	543,149
Other assets	4,814
Accounts payable	(66,461)
Accrued expenses and other current liabilities	(70,302)
Deferred income tax liabilities	(95,235)
Other long term liabilities	(17,437)
Fair value of net assets acquired, excluding cash and cash equivalents	996,273
Cash and cash equivalents	8,420
Fair value of net assets acquired	$1,004,693
The allocation of the purchase price related to this acquisition was finalized in the fourth quarter of 2015 and was based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair values of liabilities assumed. The goodwill of $543.1 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted- Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$100,000	10
Customer relationships	260,000	10
Computer software	2,694	3
	$362,694	10
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital	$10,695
Property, plant and equipment	8,421
Other intangible assets	111,277
Goodwill	101,695
Other noncurrent assets	5,663
Deferred income tax liabilities	(39,586)
Other long term liabilities	(21,237)
Fair value of net assets acquired, excluding cash and cash equivalents	176,928
Cash and cash equivalents	919
Fair value of net assets acquired	$177,847
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

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$26,139	10
Customer relationships	82,420	8
Tradenames	1,820	5
Computer software	898	7
	$111,277	8
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
Magnum Energy
On May 29, 2014, we completed the acquisition of all of the outstanding shares of Magnum Energy Incorporated ("Magnum Energy" or "Magnum") for an aggregate purchase price of $60.6 million. Magnum is a supplier of pure sine, low-frequency inverters and inverter/chargers based in Everett, Washington. Magnum products are used in recreational vehicles and the solar/off-grid applications market. Magnum has been integrated into our Sensing Solutions segment. We acquired Magnum to complement our existing inverter business. The majority of the purchase price was allocated to intangible assets, including goodwill. The allocation of the purchase price related to this acquisition was finalized in the second quarter of 2015.
Wabash Technologies
On January 2, 2014, we completed the acquisition of all the outstanding shares of Wabash Worldwide Holding Corp. ("Wabash Technologies" or "Wabash") from an affiliate of Sun Capital Partners, Inc. for an aggregate purchase price of $59.6 million. Wabash develops, manufactures, and sells a broad range of custom-designed sensors and has operations in the U.S., Mexico, and the U.K. We acquired Wabash in order to complement our existing magnetic speed and position sensor product portfolio and to provide new capabilities in throttle position and transmission range sensing, while enabling additional entry points into the HVOR end-market. Wabash has been integrated into our Performance Sensing segment.
Aggregated Information on Business Combinations
Net revenue for DeltaTech, Magnum, and Wabash included in our consolidated statements of operations for the year ended December 31, 2014 was $148.5 million. Net income for DeltaTech, Magnum, and Wabash included in our consolidated statements of operations for the year ended December 31, 2014 was not material to our consolidated results.

Pro Forma Results
CST
The following unaudited table presents the pro forma Net revenue and Net income for the following periods of the combined entity had we acquired CST on January 1, 2014. Results for the year ended December 31, 2014 only include actual results of Schrader from the acquisition date of October 14, 2014 through December 31, 2014.

	(Unaudited)
	For the year ended
	December 31, 2015	December 31, 2014
Pro forma net revenue	$3,261,515	$2,747,403
Pro forma net income	$345,229	$255,819
Pro forma net income for the year ended December 31, 2014 includes nonrecurring charges of $4.1 million related to the amortization of the step-up adjustment to record inventory at fair value and $9.3 million and $10.0 million of transaction costs and financing costs, respectively, incurred as a result of the acquisition.
Schrader
The following unaudited table presents the pro forma Net revenue and Net income for the following periods of the combined entity had we acquired Schrader on January 1, 2013:

	(Unaudited)
	For the year ended
	December 31, 2014	December 31, 2013
Pro forma net revenue	$2,849,547	$2,436,159
Pro forma net income	$264,907	$117,885
Pro forma net income for the year ended December 31, 2013 includes nonrecurring charges of $3.8 million related to the amortization of the step-up adjustment to record inventory at fair value and $9.0 million and $3.8 million of transaction costs and financing costs, respectively, incurred as a result of the acquisition.
Other Acquisitions
Had the DeltaTech, Magnum, and Wabash acquisitions closed at the beginning of 2013, Net revenue and Net income would not have been materially different from the amounts reported for the years ended December 31, 2014 and 2013.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Accrued compensation and benefits	$81,185	$63,066
Foreign currency and commodity forward contracts	27,674	18,037
Accrued interest	26,104	22,587
Accrued restructuring and severance	14,089	14,046
Current portion of pension and post-retirement benefit obligations	3,461	2,360
Other accrued expenses and current liabilities	99,476	102,685
Total	$251,989	$222,781

8. Debt
Our long-term debt and capital lease and other financing obligations as of December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Original Term Loan	$—	$469,308
Incremental Term Loan	—	598,500
Term Loan	982,695	—
6.5% Senior Notes	—	700,000
4.875% Senior Notes	500,000	500,000
5.625% Senior Notes	400,000	400,000
5.0% Senior Notes	700,000	—
6.25% Senior Notes	750,000	—
Revolving Credit Facility	280,000	130,000
Other debt	—	2,153
Less: discount	(20,116)	(6,312)
Less: current portion	(289,901)	(142,905)
Long-term debt, net of discount, less current portion	$3,302,678	$2,650,744
Capital lease and other financing obligations	$46,757	$48,187
Less: current portion	(10,538)	(3,074)
Capital lease and other financing obligations, less current portion	$36,219	$45,113
Debt Transactions
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. These transactions included the issuance and sale of $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the execution of a credit agreement (the "Credit Agreement") providing for senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of a term loan facility (the "Original Term Loan"), which was offered at an original principal amount of $1,100.0 million and an original issue price of 99.5%, and a $250.0 million revolving credit facility (the "Revolving Credit Facility"). Refer to the section entitled Senior Secured Credit Facilities below for additional details on the Revolving Credit Facility.
In December 2012, we amended the Credit Agreement (the "First Amendment") to reduce the interest rate spread with respect to the Original Term Loan by 0.25%, to 1.75% and 2.75% for Base Rate loans and Eurodollar Rate loans, respectively (each as defined in the Credit Agreement).
In April 2013, we completed the issuance and sale of $500.0 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We used the proceeds from the issuance and sale of these notes, together with cash on hand, to (1) repay $700.0 million of the Original Term Loan, (2) pay all accrued interest on such indebtedness, and (3) pay all fees and expenses in connection with the issuance and sale of the 4.875% Senior Notes.
In December 2013, we amended the Credit Agreement (the "Second Amendment") to (1) expand the Original Term Loan by $100.0 million, (2) reduce the interest rate spread with respect to the Original Term Loan by 0.25%, to 1.50% and 2.50% for Base Rate loans and Eurodollar Rate loans, respectively, (3) reduce the interest rate floor with respect to term loans that are Eurodollar Rate loans from 1.00% to 0.75%, (4) extend the maturity date of the Original Term Loan from May 12, 2018 to May 12, 2019, and (5) modify two negative covenants under the Credit Agreement, specifically (i) the amount of investments that may be made by Loan Parties (as defined in the Credit Agreement) in Restricted Subsidiaries (as defined in the Credit Agreement) that are not Loan Parties was increased from $100.0 million to $300.0 million, and (ii) Loan Parties and their Restricted Subsidiaries may make an additional $150.0 million of restricted payments so long as no default or event of default has occurred and is continuing or would result therefrom.
In October 2014, we completed a series of financing transactions (the "2014 Financing Transactions") in order to fund the acquisition of Schrader. The 2014 Financing Transactions included the issuance and sale of $400.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes") and the entry into a third amendment (the "Third Amendment") to the Credit Agreement that provided for a $600.0 million additional term loan (the "Incremental Term Loan"), which was offered at an original issue price of 99.25%. The net proceeds from the 2014 Financing Transactions, together with cash on hand, were used to (1) fund the acquisition of Schrader, (2) permanently repay all outstanding indebtedness under Schrader's existing credit facilities, and (3) pay all related fees and expenses in connection with the 2014 Financing Transactions and the acquisition of Schrader. Refer to Note 6, “Acquisitions,” for further discussion of the acquisition of Schrader.
In November 2014, we amended the Credit Agreement (the "Fourth Amendment") to revise the calculation used to determine the Revolving Credit Facility commitment fee to be equal to the Applicable Rate (as defined in the Credit Agreement) times the unused portion of the Revolving Credit Facility. Prior to the Fourth Amendment, the commitment fee was calculated as the Applicable Rate times the total amount available to be borrowed under the Revolving Credit Facility, regardless of the portion used. The commitment fee is subject to a pricing grid based on our leverage ratio. Pursuant to the terms of the Fourth Amendment, the spreads on the commitment fee ranged from 0.25% to 0.50%.
On March 26, 2015, we completed a series of financing transactions (the "2015 Financing Transactions"), including the settlement of $620.9 million of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, the issuance and sale of $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and the entry into an amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment (1) increased the amount available for borrowing under the Revolving Credit Facility by $100.0 million to $350.0 million in the aggregate, (2) extended the maturity date of the Revolving Credit Facility to March 26, 2020, (3) lowered the maximum commitment fee on the unused portion of the Revolving Credit Facility from 0.50% to 0.375%; and (4) revised certain index rate spreads and letter of credit fees on the Revolving Credit Facility (each of which depends on the achievement of certain senior secured net leverage ratios) as follows: (i) lower the index rate spread for Eurodollar Rate loans from 2.500%, 2.375%, or 2.250% to 1.75% or 1.50%; (ii) lower the index rate spread for Base Rate loans from 1.500%, 1.375%, or 1.250% to 0.75% or 0.50%; and (iii) lower the letter of credit fees from 2.500%, 2.375%, or 2.250% to 1.625% or 1.375%.
On April 29, 2015, we redeemed the remaining $79.1 million principal amount of 6.5% Senior Notes (the "Redemption").
On May 11, 2015, we entered into an amendment (the "Sixth Amendment") of the Credit Agreement. Pursuant to the Sixth Amendment, the Original Term Loan and the Incremental Term Loan (together, the "Refinanced Term Loans") were prepaid in full, and a new term loan (the "Term Loan") was entered into in an aggregate principal amount equal to the sum of the outstanding balances of the Refinanced Term Loans. Refer to the section entitled Senior Secured Credit Facilities below for additional details on the Term Loan.
On September 29, 2015, we entered into an amendment (the “Seventh Amendment") of the Credit Agreement. The Seventh Amendment increased the amount available for borrowing on the Revolving Credit Facility by $70.0 million to $420.0 million.
On November 27, 2015, we completed the issuance and sale of $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the “6.25% Senior Notes”). We used the proceeds from the issuance and sale of these notes, together with $250.0 million in borrowings on the Revolving Credit Facility and cash on hand, to fund the acquisition of CST and pay related expenses. Refer to Note 6, “Acquisitions,” for further discussion of the acquisition of CST.
Senior Secured Credit Facilities
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries in the U.S., the Netherlands, Mexico, Japan, Belgium, Bulgaria, Malaysia, Bermuda, Luxembourg, France, Ireland, and the U.K. (collectively, the "Guarantors"). The collateral for such borrowings under the Senior Secured Credit Facilities consists of substantially all present and future property and assets of STBV, Sensata Technologies Finance Company, LLC, and the Guarantors.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2015.
We have amended the Credit Agreement on seven occasions since its initial execution. The terms presented herein reflect the changes as a result of these various amendments. Refer to the Debt Transactions section above for additional details of the terms of these amendments.
Term Loan
The Term Loan, which was entered into in May 2015 in order to prepay the Refinanced Term Loans, was offered at 99.75% of par. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount, with the balance due at maturity. At our option, under the terms of the Sixth Amendment, the Term Loan may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Sixth Amendment), each with a different determination of interest rates. Pursuant to the terms of the Sixth Amendment, the applicable margins for the Term Loan are 1.25% and 2.25% for Base Rate loans and Eurodollar Rate loans, respectively, subject to floors of 1.75% and 0.75% for Base Rate loans and Eurodollar Rate loans, respectively. As of December 31, 2015, we maintained the Term Loan as a Eurodollar Rate loan, which accrued interest at a rate of 3.0%. The Term Loan is subject to a repricing prepayment premium of 1.0% if there is a repricing event that occurs prior to May 11, 2016.
Refinanced Term Loans
The Original Term Loan and the Incremental Term Loan each bore interest at variable rates, as defined in the Second Amendment and Third Amendment, respectively. At December 31, 2014, the interest rate on the Original Term Loan and the Incremental Term Loan was 3.25% and 3.50%, respectively.
Revolving Credit Facility
At our option, the Revolving Credit Facility may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Credit Agreement), each with a different determination of interest rates. Pursuant to the terms of the Fifth Amendment, interest rates and fees on the Revolving Credit Facility were as follows (each depending on the achievement of certain senior secured net leverage ratios) (i) the index rate spread for Eurodollar Rate loans was 1.75% or 1.50%; (ii) the index rate spread for Base Rate loans was 0.75% or 0.50%; and (iii) the letter of credit fees were 1.625% or 1.375%. We currently maintain the Revolving Credit Facility as a Eurodollar Rate loan. The weighted-average interest rate on the Revolving Credit Facility for the year ended December 31, 2015 was 2.05%.
The original amount available for borrowing under the Revolving Credit Facility per the terms of the Credit Agreement was $250.0 million. On March 26, 2015, we executed the Fifth Amendment, which increased the amount available for borrowing under the Revolving Credit Facility to $350.0 million. On September 29, 2015, we executed the Seventh Amendment, which increased the amount available for borrowing under the Revolving Credit Facility to $420.0 million. We are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee currently range from 0.25% to 0.375%.
As of December 31, 2015, there was $134.5 million of availability under the Revolving Credit Facility (net of $5.5 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2015, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates through 2016.
Revolving loans may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the Term Loan, once repaid, may be re-borrowed.
Senior Notes
At various times during 2015 and 2014, we had various tranches of senior notes outstanding, including the 6.5% Senior Notes, the 4.875% Senior Notes, the 5.625% Senior Notes, the 5.0% Senior Notes, and the 6.25% Senior Notes (collectively, the “Senior Notes”).
At any time, we may redeem the Senior Notes (with the exception of the 6.5% Senior Notes, which were redeemed in April 2015, and the 6.25% Senior Notes, the redemption terms of which are discussed in more detail below), in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, plus the Applicable Premium (also known as the "make-whole premium") set forth in the indentures under which the Senior Notes were issued (the “Senior Notes Indentures”). Upon the occurrence of certain change in control events, we will be required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, if certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments of the Senior Notes or the guarantees, we may redeem the Senior Notes in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.
The Senior Notes Indentures provide for events of default (subject in certain cases to customary grace and cure periods) that include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the Senior Notes Indentures, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency, failure to pay certain judgments, and when the guarantees of significant subsidiaries cease to be in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes may declare the principal of, and accrued but unpaid interest on, all of the Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Senior Notes Indentures.
6.5% Senior Notes
The 6.5% Senior Notes were issued under an indenture dated May 12, 2011 (the "6.5% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 6.5% Senior Notes were offered at par. Interest on the 6.5% Senior Notes was payable semi-annually on May 15 and November 15 of each year.
On March 26, 2015, we completed the 2015 Financing Transactions, which included the settlement of $620.9 million of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015. On April 29, 2015, we completed the Redemption.
4.875% Senior Notes
The 4.875% Senior Notes were issued under an indenture dated April 17, 2013 (the "4.875% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 4.875% Senior Notes were offered at par. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year.
Our obligations under the 4.875% Senior Notes are guaranteed by all of STBV’s existing and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 4.875% Senior Notes and the related guarantees are the senior unsecured obligations of STBV and the Guarantors, respectively. The 4.875% Senior Notes and the guarantees rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors.
5.625% Senior Notes
The 5.625% Senior Notes were issued under an indenture dated October 14, 2014 (the "5.625% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 5.625% Senior Notes were offered at par. Interest on the 5.625% Senior Notes is payable semi-annually on May 1 and November 1 of each year, with the first payment made on May 1, 2015.
Our obligations under the 5.625% Senior Notes are guaranteed by all of STBV’s existing and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 5.625% Senior Notes and the related guarantees are the senior unsecured obligations of STBV and the Guarantors, respectively. The 5.625% Senior Notes and the guarantees rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors.
5.0% Senior Notes
The 5.0% Senior Notes were issued under an indenture dated March 26, 2015 (the "5.0% Senior Notes Indenture") among STBV, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 5.0% Senior Notes were offered at par. Interest on the 5.0% Senior Notes is payable semi-annually on April 1 and October 1 of each year, with the first payment made on October 1, 2015.
Our obligations under the 5.0% Senior Notes are guaranteed by all of STBV’s existing and future wholly-owned subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. The 5.0% Senior Notes and the related guarantees are the senior unsecured obligations of STBV and the Guarantors, respectively. The 5.0% Senior Notes and the guarantees rank equally in right of payment to all existing and future senior unsecured indebtedness of STBV or the Guarantors.
6.25% Senior Notes
The 6.25% Senior Notes were issued by Sensata Technologies UK Financing Co. plc ("STUK") under an indenture dated November 27, 2015 (the "6.25% Senior Notes Indenture") among STUK, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 6.25% Senior Notes were offered at par. Interest on the 6.25% Senior Notes is payable semi-annually on February 15 and August 15 of each year, with the first payment to be made on February 15, 2016.
We may redeem the 6.25% Senior Notes, in whole or in part, at any time prior to February 15, 2021, at a redemption price equal to 100% of the principal amount of the 6.25% Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, plus the Applicable Premium (also known as the “make-whole” premium) set forth in the 6.25% Senior Notes Indenture. Thereafter, we may redeem the 6.25% Senior Notes, in whole or in part, at the following prices (plus accrued and unpaid interest, if any, to the date of redemption):

Period beginning February 15,	Price
2021	103.125%
2022	102.083%
2023	101.042%
2024 and thereafter	100.000%
In addition, at any time prior to November 15, 2018, we may redeem up to 40% of the aggregate principal amount of the 6.25% Senior Notes with the net cash proceeds from certain equity offerings at the redemption price of 106.25% plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 60% of the aggregate principal amount of the 6.25% Senior Notes remains outstanding immediately after each such redemption.
Our obligations under the 6.25% Senior Notes are guaranteed by STBV and certain of STBV’s existing and future wholly-owned subsidiaries (other than STUK) that guarantee our obligations under the Senior Secured Credit Facilities. The 6.25% Senior Notes and the related guarantees are the senior unsecured obligations of STUK and the Guarantors, respectively. The 6.25% Senior Notes and the guarantees rank equally in right of payment to all existing and future senior unsecured indebtedness of STUK, STBV, or the Guarantors.
Restrictions
As of December 31, 2015, for purposes of the Senior Notes and the Term Loan, all of the subsidiaries of STBV were "Restricted Subsidiaries." Under certain circumstances, STBV will be permitted to designate subsidiaries as "Unrestricted Subsidiaries." As per the terms of the Senior Notes Indentures and the Credit Agreement, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Credit Agreement and will not guarantee any of the Senior Notes.
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
The Senior Notes Indentures contain restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV's subsidiaries' ability to make payments to STBV; pay dividends and make other distributions in respect of STBV's and its Restricted Subsidiaries' capital stock; redeem or repurchase STBV's capital stock, our capital stock, or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indentures. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time. As of December 31, 2015, the Senior Notes were not rated investment grade by either rating agency.
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
The net assets of STBV subject to these restrictions totaled $1,592.3 million at December 31, 2015.
Accounting for Debt Financing Transactions
During the years ended December 31, 2015, 2014 and 2013, we recorded losses of $25.5 million, $1.9 million, and $9.0 million, respectively, in Other, net related to our debt financing transactions. These amounts primarily represent charges on extinguishment or modification of existing debt, accounted for in accordance with ASC 470-50, and include, upon extinguishment of debt, fees paid to creditors and the write-off of unamortized deferred financing costs and original issue discount, and upon modification of debt, fees paid to third parties.
In 2015, the 2015 Financing Transactions, the Redemption, and the entry into the Sixth Amendment and the Seventh Amendment were accounted for in accordance with ASC 470-50. As a result, during the year ended December 31, 2015, we recorded transaction costs of approximately $19.2 million in Other, net. The remaining losses recorded in Other, net primarily relate to the write-off of unamortized deferred financing costs and original issue discount. The issuance and sale of the 6.25% Senior Notes was accounted for as a new issuance and as a result, $12.5 million was capitalized as debt issuance costs. In addition, $8.8 million was recorded in Interest expense, net, which relates to fees associated with bridge financing that was not utilized.
In 2014, in connection with the 2014 Financing Transactions , we incurred $17.7 million of financing costs, of which $13.9 million was recorded as deferred financing costs, $1.9 million was recorded in Other, net, and $1.9 million was recorded in Interest expense.
In 2013, the issuance and sale of the 4.875% Senior Notes, the related repayment of $700.0 million of the Original Term Loan, and the entry into the Second Amendment were accounted for in accordance with ASC 470-50. As a result, during the year ended December 31, 2013, we recorded losses in Other, net of $9.0 million, which consisted of $4.6 million related to transaction costs and $4.4 million related to the write-off of unamortized deferred financing costs and original issue discount. In addition, $3.9 million was recorded as deferred financing costs.
Leases
We operate in leased facilities with initial terms ranging up to 20 years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance, and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $14.1 million, $7.5 million, and $6.5 million, respectively.
In 2011, we entered into a capital lease for a facility in Baoying, China. As of December 31, 2015 and 2014, the capital lease obligation outstanding for this facility was $6.4 million and $7.1 million, respectively.
In 2005, we entered into a capital lease, which matures in 2025, for a facility in Attleboro, Massachusetts. As of December 31, 2015 and 2014, the capital lease obligation outstanding for this facility was $23.5 million and $24.7 million, respectively.
Other Financing Obligations
In 2013, we entered into an agreement with one of our suppliers, Measurement Specialties, Inc., under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019. As of December 31, 2015 and 2014, we had recognized a liability related to this agreement of $6.4 million and $7.6 million, respectively, within Capital lease and other financing obligations.
In 2008, we entered into a series of agreements to sell and leaseback the land, building, and certain equipment associated with our manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at RM41.0 million (or $12.6 million based on the closing date exchange rate), was accounted for as a financing transaction. Accordingly, the land, building, and equipment remains on the consolidated balance sheets, and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2015 and 2014, the outstanding liability recorded was $6.8 million and $8.4 million, respectively. In December 2015, we reached an agreement to reacquire this facility. This transaction is expected to close in 2016, and as a result, this liability is presented as a current obligation as of December 31, 2015.
Debt Maturities
The final maturity of the Revolving Credit Facility is March 26, 2020. Loans made pursuant to the Revolving Credit Facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. The final maturity of the Term Loan is October 14, 2021. The Term Loan must be repaid in full on or prior to this date. The 4.875% Senior Notes, the 5.625% Senior Notes, the 5.0% Senior Notes, and the 6.25% Senior Notes mature on October 15, 2023, November 1, 2024, October 1, 2025, and February 15, 2026, respectively.
The following table presents the remaining mandatory principal repayments of long-term debt, excluding capital lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2016 through 2020 and thereafter. The full balance due on the Revolving Credit Facility (which does not contractually mature until March 26, 2020) is presented as a repayment in 2016, consistent with its presentation as a current liability on the consolidated balance sheet.

For the year ended December 31,	Aggregate Maturities
2016	$289,901
2017	9,901
2018	9,901
2019	9,901
2020	9,901
Thereafter	3,283,190
Total long-term debt principal payments	$3,612,695
Compliance with Financial and Non-Financial Covenants
As of, and for the year ended, December 31, 2015, we were in compliance with all of the covenants and default provisions associated with our indebtedness.
9. Income Taxes
Effective April 27, 2006 (inception), and concurrent with the completion of the acquisition of the Sensors & Controls business ("S&C") of Texas Instruments Incorporated ("TI") (the "2006 Acquisition"), we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our U.S. subsidiaries executed a separation and distribution agreement that divided our U.S. businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the U.S. Beginning on January 1, 2016, our U.S. subsidiaries will resume filing one consolidated tax return. Our remaining subsidiaries will file income tax returns in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Germany, Belgium, Bulgaria, South Korea, Malaysia, the U.K., France, and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated company, and the realignment of the functions performed and risks assumed by the various subsidiaries, are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.
Income before taxes for the years ended December 31, 2015, 2014, and 2013 was categorized by jurisdiction as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2015	$(60,707)	$266,336	$205,629
2014	$(92,632)	$346,058	$253,426
2013	$(80,426)	$314,363	$233,937
(Benefit from)/provision for income taxes for the years ended December 31, 2015, 2014, and 2013 was categorized by jurisdiction as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2015
Current	$(8,187)	$45,326	$(197)	$36,942
Deferred	(168,855)	(361)	(9,793)	(179,009)
Total	$(177,042)	$44,965	$(9,990)	$(142,067)
2014:
Current	$—	$28,438	$395	$28,833
Deferred	(51,564)	(6,280)	(1,312)	(59,156)
Total	$(51,564)	$22,158	$(917)	$(30,323)
2013:
Current	$—	$19,826	$275	$20,101
Deferred	11,857	13,919	(65)	25,711
Total	$11,857	$33,745	$210	$45,812

Effective tax rate reconciliation
The principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2015, 2014, and 2013 were as follows:

	For the year ended December 31,
	2015	2014	2013
Tax computed at statutory rate of 35%	$71,970	$88,700	$81,878
Foreign tax rate differential	(66,367)	(70,090)	(66,835)
Release of valuation allowances, net	(180,001)	(71,111)	—
Losses not tax benefited	56,778	40,200	25,192
Unrealized foreign exchange (gains) and losses, net	(12,120)	(15,195)	(4,029)
Change in tax law or rates	(10,290)	(12,017)	(4,402)
Withholding taxes not creditable	4,346	4,940	16,101
Reserve for tax exposure	(2,949)	308	(13,674)
Other	(3,434)	3,942	11,581
	$(142,067)	$(30,323)	$45,812
Foreign tax rate differential
We operate in locations outside the U.S., including China, the U.K., the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates significantly lower than the U.S. statutory rate, resulting in an effective rate benefit. This benefit can change from year to year based upon the jurisdictional mix of earnings.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or holidays in their respective jurisdictions. From 2013 through 2015, our subsidiary in Changzhou, China was eligible for a reduced tax rate of 15%. Our operations in the U.K. qualify for a favorable tax regime applicable to intellectual property revenues. The impact of the tax holidays and exemptions on our effective rate is included in the foreign tax rate differential line in the reconciliation of the statutory rate to effective rate.
Release of valuation allowances
During the years ended December 31, 2015 and 2014, we released a portion of our U.S. valuation allowance and recognized a deferred tax benefit of $180.0 million and $71.1 million, respectively. These benefits arose primarily in connection with our 2015 acquisition of CST, and our 2014 acquisitions of Wabash, DeltaTech, and Schrader. For each of these acquisitions, deferred tax liabilities were established and related primarily to the step-up of intangible assets for book purposes.
Losses not tax benefited
Losses incurred in the U.S are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in foreseeable future. For the years ended December 31, 2015, 2014, and 2013, this resulted in a deferred tax expense of $56.8 million, $40.2 million, and $25.2 million, respectively.
Change in tax law or rates
In December 2013, Mexico enacted a comprehensive tax reform package, which was effective January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit, which reduced deferred income tax expense by $4.7 million for fiscal year 2013.
Withholding taxes not creditable
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

In certain jurisdictions we record withholding and other taxes on intercompany payments including dividends. During the years ended December 31, 2015, 2014, and 2013, this amount totaled $4.3 million, $4.9 million, and $16.1 million.
Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Inventories and related reserves	$12,013	$9,781
Accrued expenses	76,834	36,613
Property, plant and equipment	20,008	15,685
Intangible assets	88,524	48,747
Net operating loss, interest expense, and other carryforwards	435,980	401,803
Pension liability and other	8,279	10,106
Share-based compensation	11,315	11,633
Other	2,694	8,596
Total deferred tax assets	655,647	542,964
Valuation allowance	(296,922)	(394,838)
Net deferred tax asset	358,725	148,126
Deferred tax liabilities:
Property, plant and equipment	(25,810)	(31,208)
Intangible assets and goodwill	(636,366)	(411,320)
Unrealized exchange gain	(11,753)	(12,959)
Tax on undistributed earnings of subsidiaries	(44,078)	(31,210)
Other	(4,791)	(5,546)
Total deferred tax liabilities	(722,798)	(492,243)
Net deferred tax liability	$(364,073)	$(344,117)
Valuation allowance and net operating loss carryforwards
Since our inception, we have incurred tax losses in the U.S., resulting in allowable tax net operating loss carryforwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or some portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary, and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC 740 to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we have established a full valuation allowance on the deferred tax assets in jurisdictions that have incurred net operating losses and in which it is more likely than not that such losses will not be utilized in the foreseeable future.
For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference, which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The total valuation allowance for the year ended December 31, 2015 decreased $97.9 million, and for the year ended December 31, 2014 increased $15.8 million.
Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2015 will be allocated to income tax benefit recognized in the consolidated statements of operations.

As of December 31, 2015, we have U.S. federal net operating loss carryforwards of $542.9 million and interest expense carryforwards of $527.8 million. Our U.S. federal net operating loss and interest carryforwards include $252.4 million related to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2035, state net operating loss carryforwards will expire from 2016 to 2035, and the interest carryovers have an unlimited life. It is more likely than not that these net operating losses will not be utilized in the foreseeable future. We also have non-U.S. net operating loss carryforwards of $166.2 million, which will begin to expire in 2016.
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
Unrecognized tax benefits
A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance at December 31, 2012	$21,773
Increases related to prior year tax positions	456
Increases related to current year tax positions	9,694
Decreases related to lapse of applicable statute of limitations	(905)
Decreases related to settlements with tax authorities	(8,774)
Balance at December 31, 2013	22,244
Increases related to prior year tax positions	7,540
Increases related to current year tax positions	4,204
Decreases related to lapse of applicable statute of limitations	(3,025)
Decreases related to settlements with tax authorities	(8,189)
Balance at December 31, 2014	22,774
Increases related to prior year tax positions	5,467
Increases related to current year tax positions	18,382
Decreases related to settlements with tax authorities	(8,566)
Balance at December 31, 2015	$38,057
During the year ended December 31, 2015, we established a reserve of $16.0 million in connection with a capital restructuring transaction executed during the year. During the year ended December 31, 2013, we closed income tax audits related to several subsidiaries in Asia and the Americas. As a result of negotiated settlements and final assessments, we recognized $4.1 million of tax benefit in the fourth quarter. Additionally, as a result of certain lapses of the applicable statute of limitations related to unrecognized tax benefits, we recognized $0.9 million of tax benefit. The benefit recorded in tax expense related to interest and penalties totaled $8.7 million. The net effect of these items on our provision for income taxes was a benefit of $13.7 million.
We recognize interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. For the years ended December 31, 2015, 2014, and 2013, amounts recognized in the consolidated statements of operations included interest of $0.1 million, $(1.2) million, and $(4.4) million, respectively, and penalties of $(0.3) million, $0.5 million, and $(4.7) million, respectively. As of December 31, 2015, 2014, and 2013, amounts recognized in the consolidated balance sheets included interest of $1.1 million, $1.8 million, and $1.8 million, respectively, and penalties of $1.5 million, $1.0 million, and $0.1 million, respectively.
The liability for unrecognized tax benefits generally relates to the allocation of taxable income to the various jurisdictions where we are subject to tax. At December 31, 2015, we anticipate that the liability for unrecognized tax benefits could decrease by up to $5.9 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2015 and 2014 that will impact our effective tax rate are $13.5 million and $20.9 million, respectively.

Our major tax jurisdictions include the Netherlands, the U.S., Japan, Germany, Mexico, China, South Korea, Belgium, Bulgaria, France, Malaysia, and the U.K. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2006 through 2015.
Indemnifications
We have various indemnification provisions in place with TI, Honeywell, William Blair, CoActive Holdings, LLC, Tomkins Limited, and Custom Sensors & Technologies Ltd. These provisions provide for the reimbursement by TI, Honeywell, William Blair, CoActive Holdings, LLC, Tomkins Limited, and Custom Sensors & Technologies Ltd of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses including S&C, First Technology Automotive, Airpax, DeltaTech, Schrader, and CST, respectively.
10. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
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
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. We do not expect to contribute to the qualified defined benefit pension plan during 2016.
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

The aggregate expense related to the defined contribution plans for U.S. employees was $4.7 million, $3.2 million, and $2.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service, and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. For the year ended December 31, 2015, we did not, and do not expect to, receive any amount of Medicare Part D Federal subsidy. Our projected benefit obligation as of December 31, 2015 and 2014 did not include an assumption for a Federal subsidy. U.S. retiree healthcare benefit plan obligations for employees that retired prior to the 2006 Acquisition have been assumed by TI.
In the fourth quarter of 2013, we amended the retiree healthcare benefit plan to eliminate supplemental medical coverage offered to Medicare eligible retirees, effective January 1, 2014. As a result of the amendment, we recognized a gain of $7.2 million that was recorded in Accumulated other comprehensive loss in the fourth quarter of 2013, which is being amortized as a component of net periodic benefit cost over a period of approximately 5 years from the date of recognition, which represents the remaining average service period to the full eligibility dates of the active plan participants.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We expect to contribute approximately $3.2 million to non-U.S. defined benefit plans during 2016.
Impact on Financial Statements
The following table outlines the net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	2015			2014			2013
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$—	$102	$2,811	$—	$107	$2,480	$—	$252	$2,274
Interest cost	1,564	272	1,075	1,792	329	1,185	1,441	589	1,156
Expected return on plan assets	(2,666)	—	(892)	(2,450)	—	(865)	(2,509)	—	(908)
Amortization of net loss	473	361	19	262	482	179	954	491	399
Amortization of prior service (credit)/cost	—	(1,335)	(37)	—	(1,335)	—	—	—	10
Loss on settlement	391	—	479	—	—	51	779	—	18
Loss on curtailment	—	—	1,901	—	—	—	—	—	—
Net periodic benefit cost	$(238)	$(600)	$5,356	$(396)	$(417)	$3,030	$665	$1,332	$2,949

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015			2014
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$58,467	$9,973	$59,677	$56,999	$10,576	$40,106
Service cost	—	102	2,811	—	107	2,480
Interest cost	1,564	272	1,075	1,792	329	1,185
Plan participants’ contributions	—	—	134	—	—	192
Plan amendment	—	—	24	—	—	(698)
Actuarial loss/(gain)	107	(949)	(3,683)	1,236	(735)	9,450
Settlements	(391)	—	(1,656)	—	—	(175)
Curtailments	—	—	1,901	—	—	—
Benefits paid	(2,121)	(466)	(1,595)	(1,560)	(304)	(1,794)
Acquisitions (1)	—	2,176	1,056	—	—	15,743
Foreign currency exchange rate changes	—	—	(3,642)	—	—	(6,812)
Ending balance	$57,626	$11,108	$56,102	$58,467	$9,973	$59,677
Change in Plan Assets
Beginning balance	$58,157	$—	$35,652	$55,933	$—	$35,729
Actual return on plan assets	(19)	—	(916)	3,543	—	4,376
Employer contributions	241	466	3,294	241	304	2,040
Plan participants’ contributions	—	—	134	—	—	192
Settlements	(391)	—	(1,656)	—	—	(175)
Benefits paid	(2,121)	(466)	(1,595)	(1,560)	(304)	(1,794)
Foreign currency exchange rate changes	—	—	(952)	—	—	(4,716)
Ending balance	$55,867	$—	$33,961	$58,157	$—	$35,652
Funded status at end of year	$(1,759)	$(11,108)	$(22,141)	$(310)	$(9,973)	$(24,025)
Accumulated benefit obligation at end of year	$57,626	NA	$50,832	$58,467	NA	$50,959
(1) Relates to unfunded defined benefit plans assumed as part of the acquisitions of Wabash, DeltaTech, and Schrader in 2014, and CST in 2015.
The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$1,703	$—	$1,064	$3,311	$—	$540
Current liabilities	(548)	(1,162)	(1,751)	(496)	(910)	(954)
Noncurrent liabilities	(2,914)	(9,946)	(21,454)	(3,125)	(9,063)	(23,611)
	$(1,759)	$(11,108)	$(22,141)	$(310)	$(9,973)	$(24,025)

Balances recognized within Accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs, net of tax, as of December 31, 2015, 2014, and 2013 are as follows:

	2015			2014			2013
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service credit	$—	$(1,847)	$(538)	$—	$(3,182)	$(594)	$—	$(4,517)	$(4)
Net loss	$19,122	$2,387	$10,719	$17,194	$3,697	$12,212	$17,312	$4,914	$7,790
We expect to amortize a gain of $0.4 million from Accumulated other comprehensive loss to net periodic benefit costs during 2016.
Information for plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2015 and 2014 is as follows:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$3,461	$29,874	$3,622	$31,908
Accumulated benefit obligation	$3,461	$26,012	$3,622	$27,299
Plan assets	$—	$6,448	$—	$7,215
Information for plans with a projected benefit obligation in excess of plan assets as of December 31, 2015 and 2014 is as follows:

	December 31, 2015		December 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$14,852	$29,874	$13,595	$31,908
Plan assets	$—	$6,448	$—	$7,215
Other changes in plan assets and benefit obligations, net of tax, recognized in Other comprehensive (income)/loss for the years ended December 31, 2015, 2014, and 2013 are as follows:

	For the year ended December 31,
	2015			2014			2013
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss/(gain)	$2,792	$(949)	$(1,233)	$143	$(735)	$4,640	$(1,284)	$(393)	$(1,072)
Amortization of net (loss)/gain	(473)	(361)	70	(262)	(482)	(167)	(576)	(308)	(314)
Amortization of prior service credit/(cost)	—	1,335	32	—	1,335	2	—	—	(6)
Plan amendment	—	—	24	—	—	(592)	—	(4,517)	(139)
Settlement loss	(391)	—	(330)	—	—	(51)	(489)	—	(18)
Total recognized in other comprehensive loss/(income)	$1,928	$25	$(1,437)	$(119)	$118	$3,832	$(2,349)	$(5,218)	$(1,549)

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	3.10%	3.50%	2.90%	2.90%
Non-U.S. assumed discount rate	2.20%	NA	1.99%	NA
Non-U.S. average long-term pay progression	2.13%	NA	3.05%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2015, 2014, and 2013 are as follows:

	For the year ended December 31,
	2015			2014			2013
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	2.90%	2.90%		3.50%	3.40%		2.50%	3.40%
Non-U.S. assumed discount rate	4.19%	NA		2.66%	NA		2.85%	NA
U.S. average long-term rate of return on plan assets	5.00%	—	(1)	4.75%	—	(1)	4.75%	—	(1)
Non-U.S. average long-term rate of return on plan assets	2.51%	NA		2.17%	NA		2.61%	NA
U.S. average long-term pay progression	—%	—	(2)	—%	—	(2)	—%	—	(2)
Non-U.S. average long-term pay progression	4.34%	NA		3.13%	NA		3.21%	NA
 __________________

(1)	Long-term rate of return on plan assets is not applicable to our U.S. retiree healthcare benefit plan as we do not hold assets for this plan.

(2)	Rate of compensation increase is not applicable to our U.S. retiree healthcare benefit plan as compensation levels do not impact earned benefits.
Assumed healthcare cost trend rates for the U.S. retiree healthcare benefit plan as of December 31, 2015, 2014, and 2013 are as follows:

	Retiree Healthcare
	December 31, 2015	December 31, 2014	December 31, 2013
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.30%	7.60%	7.60%
Attributed to age 65 or greater	6.80%	7.00%	7.00%
Ultimate trend rate	4.50%	4.50%	4.50%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2029	2029	2029
Attributed to age 65 or greater	2029	2029	2029

Assumed healthcare trend rates could have a significant effect on the amounts reported for retiree healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2015 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligations	$265	$(219)
The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	Non-U.S. Defined Benefit

2016	$16,407	$1,227	$2,972
2017	6,827	1,295	2,304
2018	6,378	1,359	2,394
2019	5,710	1,362	2,822
2020	5,138	1,265	2,732
2021 - 2025	16,333	4,140	33,191
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
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2015:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2015
U.S. large cap equity	6%	7%
U.S. small / mid cap equity	4%	4%
International (non-U.S.) equity	6%	5%
Fixed income (U.S. investment grade)	82%	82%
High-yield fixed income	1%	1%
International (non-U.S.) fixed income	1%	1%
The portfolio is monitored for automatic rebalancing on a monthly basis.

The following table presents information about the plan assets measured at fair value as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2015				December 31, 2014
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$3,787	$—	$—	$3,787	$3,869	$—	$—	$3,869
U.S. small / mid cap equity	2,076	—	—	2,076	2,204	—	—	2,204
International (non-U.S.) equity	3,090	—	—	3,090	3,273	—	—	3,273
Total equity mutual funds	8,953	—	—	8,953	9,346	—	—	9,346
Fixed income (U.S. investment grade)	45,689	—	—	45,689	47,441	—	—	47,441
High-yield fixed income	763	—	—	763	836	—	—	836
International (non-U.S.) fixed income	462	—	—	462	534	—	—	534
Total fixed income mutual funds	46,914	—	—	46,914	48,811	—	—	48,811
Total	$55,867	$—	$—	$55,867	$58,157	$—	$—	$58,157
Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, and cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investment in individual securities, derivatives, long-duration fixed income, and cash and cash equivalents is permitted, the plan did not hold these types of investments as of December 31, 2015 or 2014.
Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange, and natural resources (such as timber, oil, and gas).
Japan Plan Assets
The target asset allocation of the Japan defined benefit plan is 50% equity securities and 50% fixed income securities and cash and cash equivalents, with allowance for a 40% deviation in either direction. We, along with the trustee of the plan's assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2015:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2015
Equity securities	10%-90%	34%
Fixed income securities and cash and cash equivalents	10%-90%	66%

The following table presents information about the plan assets measured at fair value as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2015				December 31, 2014
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$2,228	$—	$—	$2,228	$3,365	$—	$—	$3,365
International (non-U.S.) equity	7,048	—	—	7,048	9,471	1,494	—	10,965
Total equity securities	9,276	—	—	9,276	12,836	1,494	—	14,330
U.S. fixed income	3,059	—	—	3,059	1,265	2,574	—	3,839
International (non-U.S.) fixed income	10,873	1,956	—	12,829	9,753	286	—	10,039
Total fixed income securities	13,932	1,956	—	15,888	11,018	2,860	—	13,878
Cash and cash equivalents	2,349	—	—	2,349	230	—	—	230
Total	$25,557	$1,956	$—	$27,513	$24,084	$4,354	$—	$28,438
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
The following tables present information about the plans’ assets measured at fair value as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2015				December 31, 2014
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$5,757	$5,757	$—	$—	$6,544	$6,544
Total	$—	$—	$5,757	$5,757	$—	$—	$6,544	$6,544

The following table outlines the rollforward of the Netherlands plan Level 3 assets for the years ended December 31, 2015 and 2014:

Fair value measurement using significant unobservable inputs (Level 3)
Balance at December 31, 2013	$4,463
Actual return on plan assets still held at reporting date	2,159
Purchases, sales, settlements, and exchange rate changes	(78)
Balance at December 31, 2014	6,544
Actual return on plan assets still held at reporting date	(786)
Purchases, sales, settlements, and exchange rate changes	(1)
Balance at December 31, 2015	$5,757
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
Belgium Plan Assets
The assets of the Belgium defined benefit plan are composed of insurance policies. As of December 31, 2015 and 2014 the fair value of these plan assets was $0.7 million and $0.7 million, respectively, and are considered to be Level 3 financial instruments.
11. Share-Based Payment Plans
In connection with the completion of our initial public offering ("IPO"), we adopted the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (the “2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). The purpose of the 2010 Stock Purchase Plan is to provide an incentive for our present and future eligible employees to purchase our ordinary shares and acquire a proprietary interest in us. The purpose of the 2010 Equity Incentive Plan is to promote long-term growth and profitability by providing our present and future eligible directors, officers, employees, consultants, and advisors with incentives to contribute to, and participate in, our success.
We have implemented management compensation plans to align compensation for certain key executives with our performance. The objective of the plans is to promote our long-term growth and profitability, along with that of our subsidiaries, by providing those persons who are involved in our successes with an opportunity to acquire an ownership interest in us. The following plans established prior to our IPO and still in effect are: (i) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (the “2006 Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan; and (ii) the First Amended and Restated 2006 Management Securities Purchase Plan (the “Restricted Stock Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.
A summary of the ordinary shares authorized and available under each of our outstanding equity plans as of December 31, 2015 is presented below:

	Shares Authorized	Shares Available
2010 Equity Incentive Plan	10,000	5,583
2010 Stock Purchase Plan	500	465
We have no intention to issue shares from either the 2006 Stock Option Plan or the Restricted Stock Plan in the future.

Options
A summary of stock option activity for the years ended December 31, 2015, 2014, and 2013 is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options
Balance at December 31, 2012	6,876	$15.60	5.6	$118,660
Granted	887	32.97
Forfeited and expired	(147)	26.29
Exercised	(2,474)	8.39		68,291
Balance at December 31, 2013	5,142	21.75	7.8	87,506
Granted	767	43.61
Forfeited and expired	(231)	35.60
Exercised	(1,589)	15.42		47,372
Balance at December 31, 2014	4,089	27.53	6.3	101,705
Granted	353	56.60
Forfeited and expired	(65)	43.93
Exercised	(1,016)	18.85		34,835
Balance at December 31, 2015	3,361	32.89	6.2	47,967
Options vested and exercisable as of December 31, 2015	2,172	27.06	5.1	41,297
Vested and expected to vest as of December 31, 2015 (1)	3,217	32.37	6.1	47,261
  __________________

(1)
Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our unvested options as of December 31, 2015 and of the changes during the year then ended is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2014	1,514	$12.41
Granted during the year	353	$17.94
Vested during the year	(614)	$12.26
Forfeited during the year	(64)	$14.23
Unvested as of December 31, 2015	1,189	$14.04
The fair value of stock options that vested during the years ended December 31, 2015, 2014, and 2013 was $7.5 million, $7.4 million, and $6.7 million respectively.
Options granted to employees under the 2010 Equity Incentive Plan vest 25% per year over four years from the date of grant. Options granted to directors under the 2010 Equity Incentive Plan vest after one year.
We recognize compensation expense for options on a straight-line basis over the requisite service period, which is generally the same as the vesting period. The options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date, and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire 6 months after the participant’s termination date).
The weighted-average grant-date fair value per option granted during the years ended December 31, 2015, 2014, and 2013 was $17.94, $14.33, and $10.37, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. See Note 2, "Significant Accounting Policies," for further discussion of how we estimate the fair value of options. The weighted-average key assumptions used in estimating the grant-date fair value of options are as follows:

	For the year ended December 31,
	2015	2014	2013
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	30.00%	30.00%
Risk-free interest rate	1.52%	2.00%	1.10%
Expected term (years)	5.9	5.9	6.1
Fair value per share of underlying ordinary shares	$56.60	$43.61	$32.97
We granted 72, 96, and 120 options to our directors under the 2010 Equity Incentive Plan in 2015, 2014, and 2013, respectively. These options vest after 1 year and are not subject to performance conditions. The weighted-average grant date fair value per option was $17.05, $13.99, and $10.25, respectively.
Restricted Securities
We grant restricted securities that include performance conditions. The performance-based restricted securities generally cliff vest three years after the grant date. The number of securities that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 172.5% of the number of securities granted. We also grant non-performance-based restricted securities that cliff vest over various lengths of time ranging from 2 to 4 years, and others that vest 25% per year over four years. See Note 2, "Significant Accounting Policies," for discussion of how we estimate the fair value of restricted securities.
A summary of performance-based restricted securities granted in the past three years is presented below:

Year ended December 31,	Performance Restricted Securities Granted	Weighted-Average Grant-Date Fair Value
2015	128	$56.94
2014	110	$43.48
2013	122	$32.70
As of December 31, 2015, we considered it probable that the performance conditions associated with the securities granted in 2013, 2014, and 2015 will be met.
In addition, in 2015, 2014, and 2013 we granted 150, 155, and 124 restricted securities, respectively, for which there is no performance condition, to certain of our employees under the 2010 Equity Incentive Plan. The weighted-average grant date fair value of these securities was $56.42, $44.52, and $32.87, respectively.

A summary of the unvested restricted securities (both service and performance based) activity for 2015, 2014, and 2013 is presented in the table below (amounts have been calculated based on unrounded shares):

	Restricted Securities	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2012	489	$27.64
Granted	246	32.79
Forfeited	(41)	26.43
Vested	(64)	18.32
Balance at December 31, 2013	629	30.84
Granted	265	44.09
Forfeited	(172)	34.87
Vested	(65)	21.32
Balance at December 31, 2014	656	36.06
Granted	278	56.66
Forfeited	(165)	38.55
Vested	(115)	26.72
Balance at December 31, 2015	654	$45.87
Aggregate intrinsic value information for restricted securities as of December 31, 2015, 2014, and 2013 is presented below:

	December 31, 2015	December 31, 2014	December 31, 2013
Outstanding	$30,115	$34,404	$24,390
Expected to vest	$22,704	$26,982	$14,670
The expected to vest restricted securities are calculated by considering our assessment of the probability of meeting the required performance conditions and/or by applying a forfeiture rate assumption to the balance of the unvested restricted securities.
The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2015, 2014, and 2013 are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Outstanding	1.4	1.5	1.5
Expected to vest	1.4	1.7	2.0
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards:

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Options	$7,176	$7,685	$6,790
Restricted securities	8,150	5,300	2,177
Total share-based compensation expense	$15,326	$12,985	$8,967
This compensation expense is recorded within SG&A expense in the consolidated statements of operations during the identified periods. We did not recognize a tax benefit associated with these expenses. In the year ended December 31, 2014, we capitalized $0.1 million related to share based compensation. We did not capitalize any amounts in any other period presented.

The table below presents unrecognized compensation expense at December 31, 2015 for each class of award, and the remaining expected term for this expense to be recognized:

	Unrecognized compensation expense	Expected recognition (years)
Options	$9,667	2.2
Restricted securities	13,150	1.8
Total unrecognized compensation expense	$22,817
12. Shareholders’ Equity
On March 16, 2010, we completed an IPO of our ordinary shares. Subsequent to our IPO, we have completed various secondary public offerings of our ordinary shares. Our former principal shareholder, Sensata Investment Company S.C.A. ("SCA"), and certain members of management participated in the secondary offerings. The share capital of SCA was owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management. As of December 31, 2015, SCA no longer owned any of our outstanding ordinary shares.
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
Our authorized share capital consists of 400.0 million ordinary shares with a nominal value of €0.01 per share, of which 178.4 million ordinary shares were issued and 170.4 million were outstanding as of December 31, 2015. Issued and outstanding shares exclude 0.7 million unvested restricted securities and 3.4 million outstanding stock options. We also have authorized 400.0 million preference shares with a nominal value of €0.01 per share, none of which are issued or outstanding. See Note 11, "Share-Based Payment Plans," for awards available for grant under our outstanding equity plans.
Treasury Shares
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. We did not repurchase any ordinary shares under this program during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, we repurchased 4.3 million and 8.6 million ordinary shares, respectively, for an aggregate purchase price of $181.8 million and $305.1 million, respectively, at an average price of $42.22 and $35.55 per ordinary share, respectively. Of the ordinary shares repurchased during the years ended December 31, 2014 and 2013, 4.0 million and 4.5 million, respectively, were repurchased from SCA in private, non-

underwritten transactions, concurrent with the closing of the May 2014 and December 2013 secondary offerings, respectively, at $42.42 and $38.25 per ordinary share, respectively, which, in each case, was equal to the price paid by the underwriters. At December 31, 2015, $74.7 million remained available for share repurchase under this program.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the FIFO method. During 2015, 2014, and 2013 we issued 1.1 million, 1.6 million, and 2.5 million ordinary shares held in treasury, respectively, as part of our share-based compensation programs and employee stock purchase plan. In connection with our treasury share reissuances, in 2015, 2014, and 2013, we recognized losses of $23.7 million, $28.7 million, and $59.5 million, that were recorded in Retained earnings/accumulated deficit.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Net Unrealized (Loss)/Gain on Derivative Instruments Designated and Qualifying as Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(4,795)	$(34,611)	$(39,406)
Pre-tax current period change	(3,756)	14,621	10,865
Income tax benefit/(expense)	939	(5,505)	(4,566)
Balance at December 31, 2013	(7,612)	(25,495)	(33,107)
Pre-tax current period change	34,521	(4,667)	29,854
Income tax (expense)/benefit	(9,331)	836	(8,495)
Balance at December 31, 2014	17,578	(29,326)	(11,748)
Pre-tax current period change	(18,301)	359	(17,942)
Income tax benefit/(expense)	4,575	(875)	3,700
Balance at December 31, 2015	$3,852	$(29,842)	$(25,990)
The details of the components of Other comprehensive (loss)/income, net of tax, for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Deriva-tives - Cash Flow Hedges	Defined Benefit and Retiree Health-care Plans	Change in Accum-ulated Other Comp-rehensive Loss	Deriva - tives - Cash Flow Hedges	Defined Benefit and Retiree Health-care Plans	Change in Accum-ulated Other Comp-rehensive Loss	Deriva - tives - Cash Flow Hedges	Defined Benefit and Retiree Health-care Plans	Change in Accum-ulated Other Comp-rehensive Loss
Other comprehensive income/(loss) before reclassifications	$19,464	$(634)	$18,830	$25,014	(3,456)	$21,558	$(4,767)	7,405	$2,638
Amounts reclassified from Accumulated other comprehensive loss	(33,190)	118	(33,072)	176	(375)	(199)	1,950	1,711	3,661
Net current period other comprehensive (loss)/income	$(13,726)	$(516)	$(14,242)	$25,190	$(3,831)	$21,359	$(2,817)	$9,116	$6,299

The details about the amounts reclassified from Accumulated other comprehensive loss for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss
Component	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line in Consolidated Statements of Operations
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$—	$972	$1,063	Interest expense (1)
Interest rate caps	—	—	1,097	Other, net (1)
Foreign currency forward contracts	(54,537)	334	2,206	Net revenue (1)
Foreign currency forward contracts	10,284	(1,070)	(1,766)	Cost of revenue (1)
	(44,253)	236	2,600	Total before tax
	11,063	(60)	(650)	Benefit from income taxes
	$(33,190)	$176	$1,950	Net of tax
Defined benefit and retiree healthcare plans	$351	$(361)	$2,651	Various (2)
	(233)	(14)	(940)	Benefit from income taxes
	$118	$(375)	$1,711	Net of tax

(1)	See Note 16, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)
Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, Restructuring and special charges, and SG&A line items in the consolidated statements of operations. These amounts reclassified are included in the computation of net periodic benefit cost. See Note 10, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

13. Related Party Transactions
SCA
Between the 2006 Acquisition and September 10, 2014, we engaged in certain transactions with our former principal shareholder, SCA, and certain of its affiliates. On September 10, 2014, SCA sold its remaining shares in Sensata, and was no longer a related party as of that date. The transactions disclosed herein related to SCA and its affiliates represent transactions that occurred prior to that date.

The table below presents a summary of certain transactions with SCA and its affiliates recognized during the years ended December 31, 2014 and 2013. The year ended December 31, 2015 is not presented, as SCA was not a related party during this period.

	Administrative Services Agreement	Legal Services
Charges recognized in SG&A expense
2014	$—	$260
2013	$(281)	$1,022

Payments made related to charges recognized in SG&A expense
2014	$—	$512
2013	$—	$1,256
Administrative Services Agreement
In 2009, we entered into a fee for service arrangement with SCA for ongoing consulting, management advisory, and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement were recorded in SG&A expense. On May 10, 2013, the Administrative Services Agreement was terminated upon a mutual agreement between us and SCA. We do not currently have any obligations to SCA under this agreement.
Financing and Secondary Transactions
During the time SCA was one of our shareholders, we utilized one of SCA’s shareholders for legal services. Costs related to such legal services are recorded in SG&A expense. During the year ended December 31, 2013, we recorded $0.4 million for legal services provided by this shareholder in connection with our refinancing transactions, of which $0.3 million was paid during the year ended December 31, 2013 and $0.1 million was paid during the year ended December 31, 2014. These amounts are not reflected in the table above. We did not record any expense related to these legal services for the period from January 1, 2014 through September 10, 2014, when this shareholder was a related party.
Share Repurchases
Concurrent with the closing of the May 2014 and December 2013 secondary offerings, we repurchased 4.0 million and 4.5 million ordinary shares, respectively, from SCA in private, non-underwritten transactions at a price per ordinary share of $42.42 and $38.25, respectively, which was equal to the price paid by the underwriters.
Texas Instruments
Cross License Agreement
In connection with the 2006 Acquisition, we entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties granted each other a license to use certain technology used in connection with the other party’s business.

14. Commitments and Contingencies
Future minimum payments for capital leases, other financing obligations, and non-cancelable operating leases in effect as of December 31, 2015 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Obligations (1)	Operating Leases	Total
For the year ending December 31,
2016	$5,253	$8,252	$9,940	$23,445
2017	5,131	2,000	7,770	14,901
2018	5,168	2,000	6,100	13,268
2019	5,203	2,000	3,945	11,148
2020	5,239	—	1,761	7,000
2021 and thereafter	24,639	—	12,099	36,738
Net minimum rentals	50,633	14,252	41,615	106,500
Less: interest portion	(17,004)	(1,124)	—	(18,128)
Present value of future minimum rentals	$33,629	$13,128	$41,615	$88,372

(1)
In December 2015, we reached an agreement to reacquire our manufacturing facility in Subang Jaya, Malaysia, which is accounted for as an "other financing obligation." This transaction is expected to close in 2016, and as a result, the remaining obligation is presented on our consolidated balance sheet as of December 31, 2015 as a current liability. Accordingly, the remaining obligation related to this facility is presented in the table above as being due in 2016.

Non-cancelable purchase agreements exist with various suppliers, primarily for services such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2015, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2016	$11,972
2017	6,676
2018	2,998
2019	968
2020	24
2021 and thereafter	32
Total	$22,670
Off-Balance Sheet Commitments
From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations generally arise in two contexts. First, in connection with certain transactions, such as the sale of a business or the issuance of debt or equity securities, the agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as customer contracts, which might contain indemnification provisions relating to product quality, intellectual property infringement, governmental regulations and employment related matters, and other typical indemnities. In certain cases, indemnification obligations arise by law. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Historically, we have experienced only immaterial and irregular losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued.
Specific material indemnifications are described in more detail below.

Indemnifications Provided As Part of Contracts and Agreements
We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters.
Sponsors: Upon the closing of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors, pursuant to which we agreed to indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors, and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.
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
In 2001, TI's subsidiary in Brazil ("TI Brazil") was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Sensores e Controles do Brasil Ltda. ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (the “Acquisition Agreement”), TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2015.
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
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not be material to our financial statements.
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
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. Yukwang filed an appeal of that decision on October 14, 2014, which is being heard by the Seoul High Court (an intermediate appellate court). The Seoul High Court held a first hearing on the appeal on March 10, 2015 and a second hearing on May 26, 2015. On April 24, 2015, the KIPT issued a decision in our favor, finding the patent to be invalid. On January 22, 2016, the Korean Patent Court affirmed the invalidity decision. Both matters remain on appeal, and we continue to vigorously defend ourselves in these actions.
In August 2014, the Korean Fair Trade Commission (the “KFTC”) opened investigations into allegations made by Yukwang that our indirect, wholly-owned subsidiary, Sensata Technologies Korea Limited, engaged in unfair trade practices and violated a Korean law relating to subcontractors. We have responded to information requests from the KFTC. A hearing was held by the KFTC on October 2, 2015, and we anticipate an initial ruling on this matter in the first quarter of 2016. If its investigation determines that our subsidiary has violated Korean law, the KFTC can order injunctions, award damages of up to 2% of impacted revenue for unfair trade practices, and award damages of up to two times the value of the relevant subcontract for violations of the subcontractor law. Damages could cover up to the entire period, which is several years, during which Sensata or any of its current subsidiaries had been operating in Korea. In addition, the KFTC has the authority to prosecute criminally.
We are responding to these various actions by Yukwang. We do not believe that a loss is probable, and as of December 31, 2015, we have not recorded an accrual related to these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the tax department of the State of São Paulo, Brazil (the “São Paulo Tax Department”), which is claiming underpayment of state taxes. The total amount claimed is approximately $26.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of December 31, 2015, we have not recorded an accrual related to this matter.
Hassett Class Action Lawsuit: On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). The lawsuit alleged that faulty valve stems were used in Schrader TPMS installed on Chrysler vehicles model years 2007 through 2014. It alleged breach of warranty, unjust enrichment, and violations of the Michigan Consumer Protection Act and the federal Magnuson-Moss Warranty Act, and was seeking compensatory and punitive damages. Both the size of the class and the damages sought were unspecified. The plaintiffs, joined by an additional individual, filed an amended complaint dated June 2, 2015. On July 23, 2015, along with Chrysler, we filed motions to dismiss. The court held a hearing on these motions on December 2, 2015. Subsequent to this hearing, the court dismissed the complaint on procedural grounds. The plaintiffs have the right to re-file. We do not believe a loss is probable, and as of December 31, 2015, we have not recorded an accrual related to this matter.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. In the first quarter of 2014, a second customer alleged similar defects. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to the first customer in the amount of $0.7 million, which resolved a portion of the claim. In the second quarter of 2015, we settled with the second customer for an immaterial amount. We continue to work towards a final resolution of the open matter with the first customer and consider a loss to be probable. As of December 31, 2015, we have recorded an accrual related to the open matter of $0.7 million, representing our best estimate of the potential loss.
During the fourth quarter of 2015, an additional customer raised similar complaints involving other vehicles from the same approximate production period. At this time, the total number of vehicles affected and, therefore, the total potential liability of the Company, are not known. The Company considers a loss related to this matter to be probable and, as of December 31, 2015, we have recorded an accrual related to this additional matter of $0.2 million. However, the aggregate amount of the Company's actual liability will ultimately depend on the actions taken by the customer and the number of vehicles affected, and such liability could be material and in excess of the accrual.
FCPA Voluntary Disclosure
In 2010, an internal investigation was conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (the “FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship, and our investigation has not identified any other suspect transactions. We contacted the U.S. Department of Justice (the "DOJ") and the SEC to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We have been fully cooperating with their review. During 2012, the DOJ informed us that it has closed its inquiry into the matter but indicated that it could reopen its inquiry in the future in the event it were to receive additional information or evidence. We have not received an update from the SEC concerning the status of its inquiry. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying consolidated financial statements. Given the length of time that has lapsed since the voluntary disclosure, we believe that the SEC will not take action against us in this matter, although they still have the right to do so in the future.

Matters that have become immaterial for future disclosure
The following matters have been disclosed in previous filings. While these matters have not been resolved in 2015, they have become immaterial for disclosure, as we believe any future activity is unlikely to be material to our financial statements.
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
As of December 31, 2015, we were a defendant in eight lawsuits in which plaintiffs have alleged property damage, and in some of the cases, various personal injuries caused by vehicle fires related to the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages, however three plaintiffs have submitted demands in amounts ranging from $0.1 million to $0.4 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with the terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties.
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
Matters Resolved During 2015
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
U.S. Automaker: A U.S. automaker has alleged non-safety-related defects in certain of our sensor products installed in its vehicles from 2009 through 2011. In January 2015, the customer informed us that future repairs may involve up to 150,000 vehicles over an estimated 10-year period, and that it would seek reimbursement of these costs (or a portion thereof). On March 26, 2015, we entered into a settlement agreement with the customer in which we agreed to reimburse it for 50% of its future costs, with a maximum contribution by us of $4.0 million. As of December 31, 2015, based on the projected repairs anticipated, we have recorded an accrual at the maximum of $4.0 million related to this matter.
Bridgestone: We were involved in patent litigation with Bridgestone Americas Tire Operations, LLC (“Bridgestone”) in both the U.S. and Germany.
On May 2, 2013, Bridgestone filed a lawsuit, Bridgestone Americas Tire Operations, LLC v. Schrader-Bridgeport International, Inc., Case No. 1:13-cv-00763, in the U.S. District Court for the District of Delaware, alleging that Schrader-Bridgeport International, Inc. d/b/a Schrader International, Inc., Schrader Electronics Ltd., and Schrader Electronics, Inc. (collectively, “Schrader Electronics”) infringed on certain of its patents (U.S. Patent Numbers 5,562,787, 6,630,885, and 7,161,476) concerning original equipment and original equipment replacement TPMS. Bridgestone was seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patents, or from inducing others to infringe any claim of the asserted patents; judgment for money damages, interest, costs, and other damages; and the award of a compulsory ongoing licensing fee. A trial was held in Wilmington, Delaware from June 1, 2015 through June 9, 2015. At the trial, Bridgestone claimed approximately $28.0 million in damages for past sales. On June 9, 2015, the jury announced its decision finding that the Bridgestone patents were valid but not infringed by Schrader Electronics. Bridgestone subsequently filed a motion asking the court to dismiss the jury verdict.
On May 2, 2013, Bridgestone also filed a patent infringement lawsuit in Germany, Bridgestone Americas Tire Operations LLC v. Schrader International Inc., District Court Munich I, alleging that Schrader Electronics’ TPMS products sold in Germany were infringing on one of its German counterparts’ patents (the German part of European Patent Office patent No. 1309460 B1). On June 12, 2014, the German court rendered a judgment in favor of Bridgestone on the issue of infringement. We filed an appeal of this decision. On May 25, 2015, we also filed a motion requesting stay of any enforcement of the first instance decision, pending the appeal. Additionally, we filed a nullity action in the German patent court seeking a finding of invalidity of the patent. Bridgestone was seeking a permanent injunction preventing Schrader Electronics from making, using, importing, offering to sell, or selling any devices that infringe or contribute to the infringement of any claim of the asserted patent, or from inducing others to infringe any claim of the asserted patent; judgment for money damages for past sales since September 25, 2010, interest, costs, and other damages; and the award of compulsory ongoing licensing fees. The specific amounts claimed were unspecified.
On October 15, 2015, the parties reached an oral agreement to settle the U.S. and German matters. The parties executed an agreement dated November 10, 2015, under which we agreed to pay Bridgestone $6.0 million, an amount which was paid in December 2015.
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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$28,569	$—	$28,569	$—	$31,785	$—	$31,785
Commodity forward contracts	—	42	—	42	—	114	—	114
Total	$—	$28,611	$—	$28,611	$—	$31,899	$—	$31,899
Liabilities
Foreign currency forward contracts	$—	$20,561	$—	$20,561	$—	$9,656	$—	$ 9,656
Commodity forward contracts	—	13,685	—	13,685	—	11,975	—	11,975
Total	$—	$34,246	$—	$34,246	$—	$21,631	$—	$ 21,631
See Note 2, "Significant Accounting Policies," under the caption Financial Instruments, for discussion of how we estimate the fair value of our financial instruments. See Note 16, "Derivative Instruments and Hedging Activities," for specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of December 31, 2015 and 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2015, we evaluated our goodwill for impairment using the qualitative method. Refer to Critical Accounting Policies and Estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K for further discussion of this process. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date.
As of October 1, 2015, we evaluated our indefinite-lived intangible assets for impairment (using the quantitative method) and determined that the fair values of our indefinite-lived intangible assets exceeded their carrying values on that date. The fair value of indefinite-lived intangible assets are considered level 3 fair value measurements.
As of December 31, 2015, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Original Term Loan	$—	$—	$—	$—	$469,308	$—	$466,966	$—
Incremental Term Loan	$—	$—	$—	$—	$598,500	$—	$595,534	$—
Term Loan	$982,695	$—	$963,041	$—	$—	$—	$—	$—
6.5% Senior Notes	$—	$—	$—	$—	$700,000	$—	$730,660	$—
4.875% Senior Notes	$500,000	$—	$484,690	$—	$500,000	$—	$495,650	$—
5.625% Senior Notes	$400,000	$—	$409,252	$—	$400,000	$—	$415,000	$—
5.0% Senior Notes	$700,000	$—	$675,941	$—	$—	$—	$—	$—
6.25% Senior Notes	$750,000	$—	$781,410	$—	$—	$—	$—	$—
Revolving Credit Facility	$280,000	$—	$266,877	$—	$130,000	$—	$128,250	$—
Other debt	$—	$—	$—	$—	$2,153	$—	$2,153	$—
(1) The carrying value is presented excluding discount.
The fair values of the Original Term Loan, the Incremental Term Loan, the Term Loan, and the Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis. The fair value of the Revolving Credit Facility is calculated as the present value of the difference between the contractual spread on the loan and the estimated replacement credit spread using the current outstanding balance on the loan projected to the loan maturity.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Refer to Note 12, "Shareholders' Equity," and elsewhere in this Note, for more details on the reclassification of amounts from Accumulated other comprehensive loss into earnings. The ineffective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recognized directly in earnings.
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of December 31, 2015 and 2014, we had posted no cash collateral.
Hedges of Interest Rate Risk
On August 12, 2014, our interest rate cap, a portion of which was designated as a cash flow hedge of floating interest payments on the Original Term Loan, matured. As a result, as of December 31, 2015, we have no outstanding interest rate derivatives.
Our objectives in using interest rate derivatives have historically been to add stability to interest expense and to manage our exposure to interest rate movements on our floating rate debt. To accomplish these objectives, during the years ended December 31, 2014 and 2013, we used interest rate caps to hedge the variable cash flows associated with our variable rate debt as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.
For the year ended December 31, 2014, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness. For the year ended December 31, 2013, the ineffective portion of the changes in the fair value of these derivatives recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness.
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
For each of the years ended December 31, 2015, 2014, and 2013, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of December 31, 2015, we estimate that $5.8 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending December 31, 2016.

As of December 31, 2015, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
535.3 EUR	Various from September 2014 to December 2015	Various from February 2016 to December 2017	Euro to U.S. Dollar Exchange Rate	1.15 USD	Designated
92.0 EUR	Various from September 2014 to December 2015	January 29, 2016	Euro to U.S. Dollar Exchange Rate	1.11 USD	Non-designated
89.0 CNY	December 17, 2015	January 29, 2016	U.S. Dollar to Chinese Renminbi Exchange Rate	6.57 CNY	Non-designated
48,640.0 KRW	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Korean Won Exchange Rate	1,132.34 KRW	Designated
33,700.0 KRW	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Korean Won Exchange Rate	1,180.22 KRW	Non-designated
98.5 MYR	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.89 MYR	Designated
34.7 MYR	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.19 MYR	Non-designated
2,095.4 MXN	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Mexican Peso Exchange Rate	16.45 MXN	Designated
197.9 MXN	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Mexican Peso Exchange Rate	15.90 MXN	Non-designated
57.1 GBP	Various from October 2014 to December 2015	Various from February 2016 to December 2017	British Pound Sterling to U.S. Dollar Exchange Rate	1.53 USD	Designated
9.2 GBP	Various from October 2014 to December 2015	January 29, 2016	British Pound Sterling to U.S. Dollar Exchange Rate	1.51 USD	Non-designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of December 31, 2015:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,554,959 troy oz.	January 2016 - December 2017	$16.63
Gold	13,940 troy oz.	January 2016 - December 2017	$1,177.94
Nickel	520,710 pounds	January 2016 - December 2017	$6.18
Aluminum	4,686,080 pounds	January 2016 - December 2017	$0.85
Copper	7,258,279 pounds	January 2016 - December 2017	$2.72
Platinum	6,730 troy oz.	January 2016 - December 2017	$1,154.61
Palladium	2,139 troy oz.	January 2016 - December 2017	$647.71
Zinc	554,992 pounds	January 2016 - October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2015 and 2014:

	Asset Derivatives			Liability Derivatives

		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$20,057	$24,097	Accrued expenses and other current liabilities	$13,851	$6,332
Foreign currency forward contracts	Other assets	5,382	5,163	Other long-term liabilities	3,763	2,210
Total		$25,439	$29,260		$17,614	$8,542
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$—	$107	Accrued expenses and other current liabilities	$10,876	$10,591
Commodity forward contracts	Other assets	42	7	Other long-term liabilities	2,809	1,384
Foreign currency forward contracts	Prepaid expenses and other current assets	3,130	2,525	Accrued expenses and other current liabilities	2,947	1,114
Total		$3,172	$2,639		$16,632	$13,089
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 15, "Fair Value Measures," for more information on these measurements.

The following tables present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015 and 2014:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2015	2014		2015	2014
Interest rate caps	$—	$—	Interest expense	$—	$(972)
Foreign currency forward contracts	$46,540	$42,936	Net revenue	$54,537	$(334)
Foreign currency forward contracts	$(20,588)	$(8,651)	Cost of revenue	$(10,284)	$1,070

Derivatives not designated as hedging instruments under ASC 815	Amount of (Loss)/Gain on Derivatives Recognized in Net Income		Location of (Loss)/Gain on Derivatives Recognized in Net Income
	2015	2014
Commodity forward contracts	$(18,468)	$(9,017)	Other, net
Foreign currency forward contracts	$3,606	$5,469	Other, net
Credit risk related contingent features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2015, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $35.2 million. As of December 31, 2015, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
17. Restructuring and Special Charges
Restructuring
Our restructuring programs are described below.
2011 Plan
In 2011, we committed to a restructuring plan (the "2011 Plan") to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to our low-cost sites. In 2012, we expanded the 2011 Plan to include additional costs associated with the planned cessation of manufacturing in our JinCheon, South Korea facility. These actions were completed in 2013, and we do not expect to incur any additional charges related to this plan. Substantially all remaining payments have been made.
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
Special Charges
On September 30, 2012, a fire damaged a portion of our manufacturing facility in JinCheon, South Korea. We incurred various costs related to the fire during the year ended December 31, 2013, which were primarily recognized in Cost of revenue. During the year ended December 31, 2013, we recognized $10.0 million of insurance proceeds related to this fire, of which

$0.8 million was recognized in the Restructuring and special charges line of our consolidated statements of operations, and the remainder in Cost of revenue. During the year ended December 31, 2014, we recognized $7.3 million of insurance proceeds related to this fire, which were partially offset by certain charges and expenses incurred during the second quarter of 2014 related to the completed transformation of our South Korean operations. The insurance proceeds received during the year ended December 31, 2014, and the offsetting charges and expenses incurred, were recognized in the Cost of revenue line of our consolidated statements of operations. We did not receive any insurance proceeds during the year ended December 31, 2015. As discussed in Note 14, "Commitments and Contingencies," we classify insurance proceeds in our consolidated statements of operations in a manner consistent with the related losses.
Summary of Restructuring Programs and Special Charges
The following tables present costs/(gains) recorded within the consolidated statements of operations associated with our restructuring activities and special charges, and where these amounts were recognized, for the years ended December 31, 2015, 2014, and 2013:

	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2015
Restructuring and special charges	$—	$—	$21,919	$—	$21,919
Other, net	—	—	(2,020)	—	(2,020)
Total	$—	$—	$19,899	$—	$19,899
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2014
Restructuring and special charges	$(198)	$—	$22,091	$—	$21,893
Cost of revenue	—	—	—	(4,072)	(4,072)
Total	$(198)	$—	$22,091	$(4,072)	$17,821
	2011 Plan	MSP Plan	Other	Special Charges	Total
For the year ended December 31, 2013
Restructuring and special charges	$5,332	$451	$957	$(1,220)	$5,520
Other, net	(49)	—	20	—	(29)
Cost of revenue	1,304	—	—	(8,030)	(6,726)
Total	$6,587	$451	$977	$(9,250)	$(1,235)

The "other" restructuring charges recognized during the year ended December 31, 2015 include $7.6 million in severance charges recorded in connection with acquired businesses in order to integrate these businesses with ours, $4.0 million of severance charges related to the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition, and the remainder primarily associated with the termination of a limited number of employees in various locations throughout the world. These charges were accounted for as part of an ongoing benefit arrangement in accordance with ASC Topic 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"). Additional charges related to the closing of the manufacturing facility in Brazil are not included in the table above, and are discussed below in Exit and Disposal Activities.
The "other" restructuring charges recognized during the year ended December 31, 2014 includes $16.2 million in severance charges recorded in connection with acquired businesses, in order to integrate these businesses with ours, and the remainder primarily associated with the termination of a limited number of employees in various locations throughout the world.
The "other" restructuring charges recognized during the year ended December 31, 2013 includes severance charges associated with the termination of a limited number of employees in various locations throughout the world.
Amounts presented in the table above that were recorded to Other, net in our consolidated statements of operations represent (gains)/losses associated with the remeasurement of our restructuring liabilities.

The following table outlines the changes to the restructuring liability associated with the severance portion of our "other" actions during the years ended December 31, 2015 and 2014:

Severance
Balance at December 31, 2013	$119
Charges	22,091
Payments	(2,296)
Balance at December 31, 2014	$19,914
Charges	19,829
Payments	(13,737)
Impact of changes in foreign currency exchange rates	(2,020)
Balance at December 31, 2015	$23,986
The table below outlines the current and long-term components of our restructuring liabilities recognized in the consolidated balance sheets as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Current liabilities	$14,089	$14,046
Long-term liabilities	10,918	6,350
	$25,007	$20,396
Exit and Disposal Activities
In the second quarter of 2015, we decided to close our manufacturing facility in Brazil that was part of the Schrader acquisition. During 2015, in connection with this closing, and in addition to the $4.0 million of severance charges recorded in Restructuring and special charges as discussed above, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including PP&E and Inventory. These charges are not included in the restructuring and special charges table above.
18. Segment Reporting
We organize our business into two reportable segments, Performance Sensing (formerly referred to as "Sensors") and Sensing Solutions (formerly referred to as "Controls"). The reportable segments are organized, in general, around end-market, and are consistent with how management views the markets served by us and reflect the financial information that is reviewed by our chief operating decision maker. Our operating segments, Performance Sensing and Sensing Solutions, each of which is also a reportable segment, are businesses that we manage as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
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
The Performance Sensing segment is a manufacturer of pressure, temperature, speed, and position sensors, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning and ride stabilization), and heavy on- and off-road vehicles. These products help improve operating performance, for example, by making an automobile’s heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example, by improving the stability control of the vehicle and reducing vehicle emissions.
Our Performance Sensing segment uses a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including silver, gold, platinum, palladium, copper, aluminum, zinc, and nickel, as well as magnets containing rare earth metals, of which a large majority of the world's production is in China. A reduction in the export of rare earth materials from China could limit the worldwide supply of these rare earth materials, significantly increasing the price of magnets, which could materially impact our business.
The Sensing Solutions segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, medical device, and residential markets, and sensors used in aerospace and industrial products such as HVAC systems and military and commercial aircraft. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, solid state relays, linear and rotary position sensors, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air conditioning systems, refrigerators, aircraft, automobiles, lighting, and other industrial applications. The Sensing Solutions business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.
The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	2015	2014	2013
Net revenue:
Performance Sensing	$2,346,226	$1,755,857	$1,358,238
Sensing Solutions	628,735	653,946	622,494
Total net revenue	$2,974,961	$2,409,803	$1,980,732
Segment operating income (as defined above):
Performance Sensing	$598,524	$475,943	$401,595
Sensing Solutions	199,744	202,115	195,822
Total segment operating income	798,268	678,058	597,417
Corporate and other	(196,133)	(137,872)	(94,029)
Amortization of intangible assets	(186,632)	(146,704)	(134,387)
Restructuring and special charges	(21,919)	(21,893)	(5,520)
Profit from operations	393,584	371,589	363,481
Interest expense, net	(137,626)	(106,104)	(93,915)
Other, net	(50,329)	(12,059)	(35,629)
Income before income taxes	$205,629	$253,426	$233,937
No customer exceeded 10% of our Net revenue in any of the periods presented.

The following table presents Net revenue by product categories for the years ended December 31, 2015, 2014, and 2013:

	Performance Sensing	Sensing Solutions	For the year ended December 31,
			2015	2014	2013
Net revenue:
Pressure sensors	X	X	$1,669,393	$1,186,913	$943,763
Speed and position sensors	X		328,102	275,628	153,537
Bimetal electromechanical controls		X	318,721	359,610	355,089
Temperature sensors	X		191,369	152,662	137,016
Thermal and magnetic-hydraulic circuit breakers		X	110,980	117,816	113,228
Pressure switches	X	X	86,994	99,489	87,846
Interconnection		X	61,738	69,332	72,206
Power conversion and control		X	58,180	35,160	19,994
Other	X	X	149,484	113,193	98,053
			$2,974,961	$2,409,803	$1,980,732
In 2015, we determined that force sensors were no longer a significant product category for our business, and we reclassified the revenue related to this product category to "other." In addition, we determined that the products of certain businesses acquired in 2014 that were previously included in "other" were more appropriately categorized as speed and position sensors. Prior periods have been recast to reflect these changes.
The following table presents depreciation and amortization expense for the reported segments for the years ended December 31, 2015, 2014 and 2013:

	For the year ended December 31,
	2015	2014	2013
Total depreciation and amortization
Performance Sensing	$62,754	$40,092	$37,967
Sensing Solutions	10,643	9,582	8,313
Corporate and other(1)	209,286	162,834	138,996
Total	$282,683	$212,508	$185,276
 __________________

(1)
Included within Corporate and other is depreciation and amortization expense associated with the fair value step-up recognized in prior acquisitions and accelerated depreciation recorded in connection with restructuring actions. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with these acquisitions or accelerated depreciation related to restructuring actions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Total assets
Performance Sensing	$1,263,790	$1,157,628
Sensing Solutions	329,055	304,522
Corporate and other(1)	4,744,410	3,654,459
Total	$6,337,255	$5,116,609
 __________________

(1)
Included within Corporate and other as of December 31, 2015 and 2014 is $3,019.7 million and $2,424.8 million, respectively, of Goodwill, $1,262.6 million and $910.8 million, respectively, of Other intangible assets, net, $342.3 million and $211.3 million, respectively, of cash, and $29.0 million and $36.3 million, respectively, of PP&E. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	2015	2014	2013
Total capital expenditures
Performance Sensing	$125,376	$95,534	$38,358
Sensing Solutions	16,899	13,832	20,738
Corporate and other	34,921	34,845	23,688
Total	$177,196	$144,211	$82,784
Geographic Area Information
In the geographic area data below, Net revenue is aggregated based on an internal methodology that considers both the location of our subsidiaries and the primary location of each subsidiary's customers. PP&E is aggregated based on the location of our subsidiaries.
The following tables present Net revenue by geographic area and by significant country for the years ended December 31, 2015, 2014, and 2013:

	Net Revenue
	For the year ended December 31,
	2015	2014	2013
Americas	$1,217,626	$961,024	$739,847
Asia	764,298	742,263	656,070
Europe	993,037	706,516	584,815
	$2,974,961	$2,409,803	$1,980,732

	Net Revenue
	For the year ended December 31,
	2015	2014	2013
United States	$1,084,757	$913,958	$704,493
The Netherlands	553,192	496,376	449,054
China	346,890	341,864	285,118
Korea	198,440	181,588	166,457
Japan	153,114	150,018	155,277
All Other	638,568	325,999	220,333
	$2,974,961	$2,409,803	$1,980,732

The following tables present long-lived assets, exclusive of Goodwill and Other intangible assets, net, by geographic area and by significant country as of December 31, 2015 and 2014:

	Long-Lived Assets
	December 31, 2015	December 31, 2014
Americas	$249,996	$220,761
Asia	254,224	222,129
Europe	189,935	146,594
Total	$694,155	$589,484

	Long-Lived Assets
	December 31, 2015	December 31, 2014
United States	$137,849	$114,333
China	204,835	170,857
Mexico	107,229	97,190
Bulgaria	74,433	43,196
United Kingdom	73,463	67,751
Malaysia	43,994	41,766
The Netherlands	7,254	6,310
All Other	45,098	48,081
	$694,155	$589,484
19. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2015, 2014, and 2013, the weighted-average shares outstanding for basic and diluted net income per share were as follows:

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Basic weighted-average ordinary shares outstanding	169,977	170,113	176,091
Dilutive effect of stock options	1,265	1,929	2,774
Dilutive effect of unvested restricted securities	271	175	159
Diluted weighted-average ordinary shares outstanding	171,513	172,217	179,024
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

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Anti-dilutive shares excluded	747	737	1,700
Contingently issuable shares excluded	409	386	411

20. Unaudited Quarterly Data
A summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 is as follows:

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
For the year ended December 31, 2015
Net revenue	$726,471	$727,360	$770,445	$750,685
Gross profit	$249,814	$250,726	$252,570	$244,052
Net income	$218,289	$53,152	$40,900	$35,355
Basic net income per share	$1.28	$0.31	$0.24	$0.21
Diluted net income per share	$1.27	$0.31	$0.24	$0.21

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
For the year ended December 31, 2014
Net revenue	$705,261	$577,095	$575,853	$551,594
Gross profit	$235,512	$205,155	$207,407	$194,395
Net income	$69,520	$81,963	$63,893	$68,373
Basic net income per share	$0.41	$0.49	$0.37	$0.40
Diluted net income per share	$0.41	$0.48	$0.37	$0.39
Acquisitions
In the first, second, and third quarters of 2014, we completed the acquisitions of Wabash, Magnum, and DeltaTech, respectively. Aggregate Net revenue for these acquisitions included in our consolidated statement of operations for each of the first, second, third, and fourth quarters of 2014 was $21.3 million, $23.5 million, $47.7 million, and $56.0 million, respectively. Net income for Wabash, Magnum, and DeltaTech included in our consolidated statements of operations was not material in any of these quarters.
In the fourth quarter of 2014, we completed the acquisition of Schrader. Net revenue and Income/(loss) before taxes for Schrader included in our consolidated statement of operations in the fourth quarter of 2014 were $133.3 million and $(3.6) million, respectively. In the third and fourth quarters of 2014, we recorded transaction costs of $3.5 million and $9.0 million, respectively, in connection with this acquisition, which are included within SG&A expense in our consolidated statements of operations.
In the fourth quarter of 2015, we completed the acquisition of CST. Net revenue of CST included in our consolidated statements of operations in the fourth quarter of 2015 was $19.9 million. Earnings of CST in the fourth quarter of 2015, excluding integration costs, transaction costs, and interest expense recorded related to the indebtedness incurred in order to finance the acquisition of CST, were not material. In the third and fourth quarters of 2015, we recorded transaction costs of $3.7 million and $5.6 million, respectively, in connection with this acquisition, which are included within SG&A expense in our consolidated statements of operations.
Refer to Note 6, "Acquisitions," for further discussion of these transactions.
Debt transactions
In the fourth quarter of 2014, we completed a series of financing transactions in order to fund the acquisition of Schrader. In connection with these transactions, in the fourth quarter of 2014, we incurred $17.7 million of financing costs, of which $1.9 million was recorded in Interest expense, $1.9 million was recorded in Other, net, and $13.9 million was recorded in deferred financing costs. In addition, the debt incurred as a result of these transactions resulted in an incremental $9.4 million of interest expense in the fourth quarter of 2014.
In the first quarter of 2015, we completed a series of financing transactions including the settlement of $620.9 million of the 6.5% Senior Notes in connection with a tender offer, the related issuance and sale of the 5.0% Senior Notes, and the entry into the Fifth Amendment. In connection with these transactions, in the first quarter of 2015, we recorded charges of $19.6 million in Other, net.

In the second quarter of 2015, we redeemed the remaining 6.5% Senior Notes and entered into the Sixth Amendment in order to refinance the Original Term Loan and the Incremental Term Loan with the Term Loan. In connection with these transactions, in the second quarter of 2015, we recorded charges of $6.0 million in Other, net.
In the fourth quarter of 2015, we completed a series of debt transactions in order to fund the acquisition of CST, including the issuance and sale of the 6.25% Senior Notes. In connection with these transactions, in the fourth quarter of 2015, we recorded $8.8 million in Interest expense. In addition, the debt incurred as a result of these transactions resulted in an incremental $4.4 million of interest expense in the fourth quarter of 2015.
Refer to Note 8, "Debt," for further discussion of these transactions.
Income taxes
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
In the second quarter of 2015, we wrote off $5.0 million related to a tax indemnification asset related to a pre-acquisition tax liability that was favorably resolved, which was recorded in SG&A expense.
The benefit from income taxes in the fourth quarter of 2015 included a benefit from income taxes of $180.0 million, primarily due to the release of a portion of the U.S. valuation allowance in connection with the acquisition of CST, for which deferred tax liabilities were established related to acquired intangible assets.
Refer to Note 9, "Income Taxes," for further discussion of tax related matters.
Restructuring charges
In the third quarter of 2014, we recorded restructuring charges of $4.5 million related primarily to the termination of a limited number of employees in various locations throughout the world, which were accounted for as part of an ongoing benefit arrangement in accordance with ASC 712.
In the fourth quarter of 2014, we recorded restructuring charges of $14.7 million, primarily related to businesses acquired in 2014, in order to integrate these businesses with ours.
In the second quarter of 2015, we recorded restructuring charges of $10.1 million, primarily related to severance charges associated with the termination of a limited number of employees in various locations throughout the world and severance charges recorded in connection with acquired businesses, including $4.0 million of severance charges related to the closing of our manufacturing facility in Brazil that was part of the Schrader acquisition. Also in relation to the closing of this facility, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including PP&E and Inventory.
In the fourth quarter of 2015, we recorded restructuring charges of $9.5 million, related to severance charges recorded in connection with acquired businesses in order to integrate these businesses with ours and charges associated with the termination of a limited number of employees in various locations throughout the world.
Refer to Note 17, "Restructuring and Special Charges," for further discussion of our restructuring charges.
Commodity forward contracts
Gains and losses related to our commodity forward contracts, which are not designated for hedge accounting treatment in accordance with ASC 815, are recorded in Other, net in the consolidated statements of operations. During the first, second, third, and fourth quarters of 2015, we recognized (losses) of $(1.4) million, $(4.7) million, $(8.0) million, and $(4.4) million, respectively, related to these contracts. During the first, second, third, and fourth quarters of 2014, we recognized gains/(losses) of $1.3 million, $4.2 million, $(9.1) million, and $(5.4) million, respectively, related to these contracts.
Refer to Note 16, "Derivative Instruments and Hedging Activities," for further discussion of our commodity forward contracts, and Note 2, "Significant Accounting Policies," for a detail of Other, net for the years ended December 31, 2015 and 2014.

Litigation and claims
In the first quarter of 2015, we settled a pending warranty claim against us by a U.S. automaker. In this settlement, we agreed to reimburse the U.S. automaker for 50% of its future costs, with a maximum contribution by us of $4.0 million. In the second quarter of 2015, based on updated projections of anticipated repairs, we recorded a charge in Cost of revenue of $4.0 million related to this claim.
In October 2015, we settled pending intellectual property litigation brought against us by Bridgestone. As a result, we recorded a charge in Cost of revenue of $6.0 million related to this claim in the third quarter of 2015, reflecting the agreed upon settlement.
Refer to Note 14, "Commitments and Contingencies," for further discussion of pending and settled litigation.
21. Subsequent Events
On February 1, 2016, our Board of Directors amended the terms of our outstanding authorized share buyback program in order to reset the amount available for share repurchases to $250 million. Refer to Note 12, "Shareholders' Equity," for additional information related to our share buyback program.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Balance Sheets
(In thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,283	$1,398
Intercompany receivables from subsidiaries	79,384	55,578
Prepaid expenses and other current assets	886	783
Total current assets	81,553	57,759
Investment in subsidiaries	1,592,310	1,249,050
Total assets	$1,673,863	$1,306,809
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$486	$229
Intercompany payables to subsidiaries	2,885	389
Accrued expenses and other current liabilities	983	2,371
Total current liabilities	4,354	2,989
Pension obligations	933	928
Total liabilities	5,287	3,917
Total shareholders’ equity	1,668,576	1,302,892
Total liabilities and shareholders’ equity	$1,673,863	$1,306,809

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net revenue	$—	$—	$—
Operating costs/(income) and expenses:
Cost of revenue	—	(2,417)	—
Selling, general and administrative	618	1,423	1,822
Total operating costs/(income) and expenses	618	(994)	1,822
(Loss)/gain from operations	(618)	994	(1,822)
Interest expense, net	—	—	—
Other, net	60	(50)	6
(Loss)/gain before income taxes and equity in net income of subsidiaries	(558)	944	(1,816)
Equity in net income of subsidiaries	348,254	282,805	189,941
Provision for income taxes	—	—	—
Net income	$347,696	$283,749	$188,125

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$347,696	$283,749	$188,125
Other comprehensive (loss)/income, net of tax:
Defined benefit plan	(22)	(374)	(353)
Subsidiaries' other comprehensive (loss)/income	(14,220)	21,733	6,652
Other comprehensive (loss)/income	(14,242)	21,359	6,299
Comprehensive income	$333,454	$305,108	$194,424
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net cash used in operating activities	$(25,576)	$(30,491)	$(24,958)
Cash flows from investing activities:
Insurance proceeds	—	2,417	—
Return of capital from subsidiaries	6,100	164,200	320,000
Net cash provided by investing activities	6,100	166,617	320,000
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	19,411	24,909	20,999
Payments to repurchase ordinary shares	(50)	(181,774)	(305,096)
Net cash provided by/(used in) financing activities	19,361	(156,865)	(284,097)
Net change in cash and cash equivalents	(115)	(20,739)	10,945
Cash and cash equivalents, beginning of year	1,398	22,137	11,192
Cash and cash equivalents, end of year	$1,283	$1,398	$22,137

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
Sensata Technologies Holding conducts limited separate operations and acts primarily as a holding company. Sensata Technologies Holding has no direct outstanding debt obligations. However, Sensata Technologies B.V, an indirect, wholly-owned subsidiary of Sensata Technologies Holding, is limited in its ability to pay dividends or otherwise make other distributions to its immediate parent company and, ultimately, to Sensata Technologies Holding, under its senior secured credit facilities and the indentures governing its senior notes. For a discussion of the debt obligations of the subsidiaries of Sensata Technologies Holding, see Note 8, "Debt," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
3. Related Party Transactions
On September 10, 2014, Sensata Investment Company S.C.A. ("SCA") sold its remaining shares in Sensata Technologies Holding, and was no longer a related party as of that date. The transactions below represent transactions that occurred prior to that date.
Administrative Services Agreement
In 2009, Sensata Technologies Holding entered into a fee for service arrangement with SCA for ongoing consulting, management advisory, and other services (the “Administrative Services Agreement”), effective January 1, 2008. Expenses related to this arrangement were recorded in Selling, general and administrative expense. On May 10, 2013, the Administrative Services Agreement was terminated upon a mutual agreement between Sensata Technologies Holding and SCA. Sensata Technologies Holding does not have any obligations to SCA under this agreement.
Share Repurchase
Concurrent with the closing of the May 2014 and December 2013 secondary offerings, Sensata Technologies Holding repurchased 4.0 million and 4.5 million ordinary shares, respectively, from SCA in private, non-underwritten transactions at a price per ordinary share of $42.42 and $38.25, respectively, which was equal to the price paid by the underwriters. For further details on these secondary offerings, refer to Note 12, "Shareholders’ Equity," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
		Charged to expenses/against revenue
For the year ended December 31, 2015
Allowance for doubtful accounts and sales allowances	$10,364	$2,424	$(3,253)	$9,535
For the year ended December 31, 2014
Allowance for doubtful accounts and sales allowances	$9,199	$2,015	$(850)	$10,364
For the year ended December 31, 2013
Allowance for doubtful accounts and sales allowances	$11,059	$507	$(2,367)	$9,199
Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to sales allowances are charged against revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
In December 2015, we completed the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"). As permitted by the U.S. Securities and Exchange Commission, we excluded this acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, since it was not practical for management to conduct an assessment of internal control over financial reporting for this entity between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, were total assets and net revenues of approximately 2.2% and 0.7%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2015.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2015, we completed the acquisition of CST. As permitted by the U.S. Securities and Exchange Commission, we excluded this acquisition from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, since it was not practical for management to conduct an assessment of internal control over financial reporting for this entity between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, were total assets and net revenues of approximately 2.2% and 0.7%, respectively, of our consolidated total assets and net revenues as of and for the year ended December 31, 2015.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Almelo, The Netherlands
February 2, 2016

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of
Sensata Technologies Holding N.V.
We have audited Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sensata Technologies Holding N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the subsidiaries and assets of Custom Sensors & Technologies Ltd. that were acquired by Sensata Technologies Holding N.V., which are included in the 2015 consolidated financial statements of Sensata Technologies Holding N.V. and constituted 2.2% of total assets and 0.7% of net revenues, respectively, as of December 31, 2015 and for the year then ended. Our audit of internal control over financial reporting of Sensata Technologies Holding N.V. also did not include an evaluation of the internal control over financial reporting of the subsidiaries and assets of Custom Sensors & Technologies Ltd. that were acquired by Sensata Technologies Holding N.V.
In our opinion, Sensata Technologies Holding N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2015 of Sensata Technologies Holding N.V. and our report dated February 2, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 2, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 19, 2016 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 19, 2016 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 19, 2016 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 19, 2016 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 19, 2016 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)

1.	Financial Statements — See “Financial Statements” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

2.	Financial Statement Schedules — See “Financial Statement Schedules” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

3.	Exhibits
EXHIBIT INDEX

3.1	Amended Articles of Association of Sensata Technologies Holding N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registration Statement on Form S-1 filed on March 8, 2010).

3.2
Amendments to the Articles of Association of Sensata Technologies Holding N.V. dated February 22, 2013 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on February 6, 2014).

4.1
Indenture, dated as of May 12, 2011, among Sensata Technologies B.V., the Guarantors and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 17, 2011).

4.2	Form of 6.5% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 17, 2011) (included as Exhibit A to Exhibit 4.1 thereof).

4.3
Indenture, dated as of April 17, 2013, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 18, 2013).

4.4	Form of 4.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on April 18, 2013) (included as Exhibit A to Exhibit 4.1 thereof).

4.5
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 17, 2014).

4.6	Form of 5.625% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 17, 2014) (included as Exhibit A thereto).

4.7
Indenture, dated as of March 26, 2015, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 1, 2015).

4.8	Form of 5.0% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 1, 2015) (included as Exhibit A thereto).

4.9
Indenture, dated as of November 27, 2015, among Sensata Technologies UK Financing Co. plc, the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 2, 2015).

4.10	Form of 6.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 2, 2015) (included as Exhibit A thereto).

10.1
Asset and Stock Purchase Agreement, dated January 8, 2006, between Texas Instruments Incorporated and S&C Purchase Corp (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).

10.2
Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-4/A of Sensata Technologies B.V. filed on January 24, 2007).

10.3
Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).

10.4
Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).

10.5
Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).†

10.6
Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).†

10.7
First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009 of Sensata Technologies B.V. filed on November 13, 2009).†

10.8
First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1 filed on November 25, 2009).

10.9
First Amended and Restated Management Securityholders Addendum—Dutchco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 filed on November 25, 2009).

10.10
Form of First Amended and Restated Investor Rights Agreement, entered into by and among Sensata Management Company S.A., Sensata Investment Company S.C.A, Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.), funds managed by Bain Capital Partners, LLC or its affiliates, certain other investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.50 to Amendment No. 4 to the Registration Statement on Form S-1 filed on February 26, 2010).

10.11
Form of Indemnification Agreement, entered among Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.) and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 22, 2010).†

10.12
Administrative Services Agreement, effective as of January 1, 2008, by and between Sensata Investment Company S.C.A. and Sensata Technologies Holding B.V. (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 22, 2010).

10.13
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 22, 2011).†

10.14
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on April 22, 2011).†

10.15
Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc., as administrative agent, the initial l/c issuer and initial swing line lender named therein, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 17, 2011).

10.16
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

10.17
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 17, 2011).

10.18
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

10.19
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on May 17, 2011).

10.20
Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on May 17, 2011).

10.21
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

10.23
Amendment to Award Agreement between Sensata Technologies Holding N.V. and Jeffrey Cote dated January 23, 2012 (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on February 10, 2012).†

10.24	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012).

10.25
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

10.26	Separation Agreement, dated December 10, 2012, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 10, 2012).†

10.27
Amendment to Equity Award Agreements, dated December 10, 2012, between Sensata Technologies Holding N.V. and Thomas Wroe (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 10, 2012).†

10.28
Second Amended and Restated Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 4, 2013).†

10.29
Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Steven Beringhause (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 4, 2013).†

10.30
Intellectual Property License Agreement, dated March 14, 2013, between Sensata Technologies, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 20, 2013).

10.31
Agreement between Sensata Technologies Holding, N.V. and Sensata Investment Company S.C.A., dated May 10, 2013, to terminate the Administrative Services Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 10, 2013).

10.32	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan, as Amended May 22, 2013 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2013).†

10.33
Share Repurchase Agreement, dated as of November 29, 2013, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 2, 2013)

10.34
Amendment No. 2 to Credit Agreement dated as of December 11, 2013, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 11, 2013).

10.35
Employment Agreement, entered into on February 4, 2014 between Sensata Technologies, Inc. and Paul S. Vasington (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 4, 2014).†

10.36
Share Repurchase Agreement, dated as of May 19, 2014, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 20, 2014).

10.37
Stock Purchase Agreement, dated as of July 3, 2014, by and among Sensata Technologies Minnesota, Inc., CoActive Holdings, LLC, and CoActive US Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 7, 2014).

10.38
Share Purchase Agreement, dated as of August 15, 2014, by and among Sensata Technologies B.V., Sensata Technologies Holding N.V., and Schrader International, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 18, 2014).

10.39
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

10.40
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

10.41
Amendment No. 5 to Credit Agreement, dated as of March 26, 2015, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 1, 2015).

10.42
Amendment No. 6 to Credit Agreement dated as of May 11, 2015, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC as joint lead arrangers and bookrunners, Morgan Stanley Senior Funding, Inc. as administrative agent on behalf of the lenders party to the Credit Agreement, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2015).

10.43
Stock and Asset Purchase Agreement, dated as of July 30, 2015, by and among Sensata Technologies Holding N.V., Custom Sensors &Technologies Ltd., Crouzet Automatismes S.A.S. and Custom Sensors & Technologies (Huizhou) Limited (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 5, 2015).

10.44
Amendment No. 7 to Credit Agreement, dated as of September 29, 2015, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 2, 2015).

10.45
Separation Agreement, dated November 16, 2015, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 19, 2015).†

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

101
The following materials from Sensata's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Condensed Financial Information of the Registrant and (viii) Schedule II — Valuation and Qualifying Accounts.

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
Date: February 2, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MARTHA SULLIVAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 2, 2016
Martha Sullivan

/S/ PAUL VASINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2016
Paul Vasington

/S/ PAUL EDGERLEY	Chairman of the Board of Directors	February 2, 2016
Paul Edgerley

/S/ LEWIS CAMPBELL	Director	February 2, 2016
Lewis Campbell

/S/ JAMES HEPPELMANN	Director	February 2, 2016
James Heppelmann

/S/ MICHAEL JACOBSON	Director	February 2, 2016
Michael Jacobson

/S/ CHARLES PEFFER	Director	February 2, 2016
Charles Peffer

/S/ KIRK POND	Director	February 2, 2016
Kirk Pond

/S/ ANDREW TEICH	Director	February 2, 2016
Andrew Teich

/S/ THOMAS WROE	Director	February 2, 2016
Thomas Wroe

/S/ STEPHEN ZIDE	Director	February 2, 2016
Stephen Zide

/S/ MARTHA SULLIVAN	Authorized Representative in the United States	February 2, 2016
Martha Sullivan