Form 10-Q
period 2016-03-31
Sensata Technologies Holding N.V.
filed 2016-04-26
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2016, 170,547,871 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$347,987	$342,263
Accounts receivable, net of allowances of $9,332 and $9,535 as of March 31, 2016 and December 31, 2015, respectively	525,684	467,567
Inventories	344,251	358,701
Prepaid expenses and other current assets	113,314	109,392
Total current assets	1,331,236	1,277,923
Property, plant and equipment, net	699,298	694,155
Goodwill	3,014,927	3,019,743
Other intangible assets, net of accumulated amortization of $1,463,378 and $1,412,931 as of March 31, 2016 and December 31, 2015, respectively	1,217,720	1,262,572
Deferred income tax assets	31,840	26,417
Other assets	66,254	18,100
Total assets	$6,361,275	$6,298,910
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$263,898	$300,439
Accounts payable	323,214	290,779
Income taxes payable	18,279	21,968
Accrued expenses and other current liabilities	271,498	251,989
Total current liabilities	876,889	865,175
Deferred income tax liabilities	395,935	390,490
Pension and post-retirement benefit obligations	35,414	34,314
Capital lease and other financing obligations, less current portion	35,282	36,219
Long-term debt, net of discount and deferred financing costs, less current portion	3,263,693	3,264,333
Other long-term liabilities	37,773	39,803
Total liabilities	4,644,986	4,630,334
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of March 31, 2016 and December 31, 2015	2,289	2,289
Treasury shares, at cost, 8,024 and 8,038 shares as of March 31, 2016 and December 31, 2015, respectively	(324,433)	(324,994)
Additional paid-in capital	1,629,540	1,626,024
Retained earnings	451,378	391,247
Accumulated other comprehensive loss	(42,485)	(25,990)
Total shareholders’ equity	1,716,289	1,668,576
Total liabilities and shareholders’ equity	$6,361,275	$6,298,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Net revenue	$796,549	$750,685
Operating costs and expenses:
Cost of revenue	528,378	506,633
Research and development	31,351	30,736
Selling, general and administrative	71,931	64,396
Amortization of intangible assets	50,447	45,809
Restructuring and special charges	855	720
Total operating costs and expenses	682,962	648,294
Profit from operations	113,587	102,391
Interest expense, net	(42,268)	(34,761)
Other, net	5,488	(21,757)
Income before taxes	76,807	45,873
Provision for income taxes	16,195	10,518
Net income	$60,612	$35,355
Basic net income per share:	$0.36	$0.21
Diluted net income per share:	$0.35	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Net income	$60,612	$35,355
Other comprehensive (loss)/income, net of tax:
Deferred (loss)/gain on derivative instruments, net of reclassifications	(16,703)	21,504
Defined benefit and retiree healthcare plans	208	(389)
Other comprehensive (loss)/income	(16,495)	21,115
Comprehensive income	$44,117	$56,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$60,612	$35,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,999	21,842
Amortization of deferred financing costs and original issue discounts	1,844	1,653
Currency remeasurement loss/(gain) on debt	128	(570)
Share-based compensation	3,516	3,187
Loss on debt financing	—	19,564
Amortization of inventory step-up to fair value	2,319	—
Amortization of intangible assets	50,447	45,809
Deferred income taxes	5,547	1,357
Unrealized (gain)/loss on hedges and other non-cash items	(3,974)	879
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(58,234)	(43,430)
Inventories	10,106	9,530
Prepaid expenses and other current assets	2,351	4,697
Accounts payable and accrued expenses	41,939	18,541
Income taxes payable	(3,689)	(193)
Other	(2,709)	(15,111)
Net cash provided by operating activities	136,202	103,110
Cash flows from investing activities:
Acquisition of CST, net of cash received	(3,360)	—
Acquisition of Schrader, net of cash received	—	(958)
Other acquisitions, net of cash received	—	3,881
Additions to property, plant and equipment and capitalized software	(34,235)	(37,878)
Investment in equity securities	(50,000)	—
Net cash used in investing activities	(87,595)	(34,955)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	128	4,902
Proceeds from issuance of debt	—	700,000
Payments on debt	(40,308)	(768,568)
Payments to repurchase ordinary shares	(2,494)	—
Payments of debt issuance costs	(209)	(20,237)
Net cash used in financing activities	(42,883)	(83,903)
Net change in cash and cash equivalents	5,724	(15,748)
Cash and cash equivalents, beginning of period	342,263	211,329
Cash and cash equivalents, end of period	$347,987	$195,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Description of Business
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding N.V. ("Sensata Technologies Holding") and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
Sensata Technologies Holding is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, the Dominican Republic, Bulgaria, Poland, France, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing and Sensing Solutions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable period in 2015 necessarily representative of those actually experienced for the full year 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
Adopted in the current period:
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual reporting periods. We adopted ASU 2015-03 on January 1, 2016, and as a result, as of March 31, 2016 and December 31, 2015, $37.1 million and $38.3 million, respectively, of deferred financing costs were classified as a reduction of long-term debt on our condensed consolidated balance sheets. The adoption of ASU 2015-03 did not have any impact on our statements of operations. Refer to Note 6, "Debt," for a reconciliation of the various components of long-term debt to the condensed consolidated balance sheets.
To be adopted in a future period:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that "an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. We will adopt ASU 2014-09 on January 1, 2018, and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. ASU 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. We are currently evaluating when to adopt ASU 2016-02 and the impact that this adoption will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of its simplification initiative. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The provisions of ASU 2016-09 that will impact Sensata are as follows: (1) an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures, and (2) companies will be allowed to withhold shares, upon either the exercise of options or vesting of restricted securities, with an aggregate fair value in excess of the minimum statutory withholding requirement and still qualify for the exception to liability classification. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. Amendments related to the provisions that are applicable to Sensata must be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted. We are currently evaluating when to adopt ASU 2016-09 and the impact that this adoption will have on our consolidated financial statements.
3. Inventories
The components of inventories as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Finished goods	$136,800	$154,827
Work-in-process	67,564	62,084
Raw materials	139,887	141,790
Total	$344,251	$358,701

4. Shareholders' Equity
Treasury Shares
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. The share repurchase program may be modified or terminated by our Board of Directors at any time. On February 1, 2016, our Board of Directors amended the program to reset the amount available for repurchase to $250.0 million. At March 31, 2016, $250.0 million remained available for share repurchase under this program.
We did not repurchase any ordinary shares under this program during the three months ended March 31, 2016 or March 31, 2015.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the three months ended March 31, 2016, we reissued an immaterial number of treasury shares and during the three months ended March 31, 2015, we reissued 0.5 million treasury shares. During the three months ended March 31, 2016, in connection with our treasury share reissuances, we recognized a loss of $0.5 million that was recorded in Retained earnings.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2016:

	Deferred (Loss)/Gain on Derivative Instruments, Net of Reclassifications	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$3,852	$(29,842)	$(25,990)
Other comprehensive loss before reclassifications	(13,828)	—	(13,828)
Amounts reclassified from accumulated other comprehensive loss	(2,875)	208	(2,667)
Net current period other comprehensive loss	(16,703)	208	(16,495)
Balance as of March 31, 2016	$(12,851)	$(29,634)	$(42,485)

The details of the amounts reclassified from Accumulated other comprehensive loss for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended
Component	March 31, 2016	March 31, 2015
Derivative instruments designated and qualifying as cash flow hedges
Foreign currency forward contracts	$(8,466)	$(10,801)	Net revenue (1)
Foreign currency forward contracts	4,633	1,519	Cost of revenue (1)
	(3,833)	(9,282)	Income before taxes
	958	2,320	Provision for income taxes
	$(2,875)	$(6,962)	Net income

Defined benefit and retiree healthcare plans	$259	$(367)	Various (2)
	(51)	(22)	Provision for income taxes
	$208	$(389)	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

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

5. Restructuring and Special Charges
The following table presents costs/(gains) recorded within the condensed consolidated statements of operations associated with our restructuring actions, and where these amounts were recognized, for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended March 31,
	2016	2015
Restructuring and special charges	$855	$720
Other, net	261	(1,064)
Total	$1,116	$(344)
Amounts presented in the table above that were recorded to Other, net represent losses/(gains) associated with the remeasurement of our restructuring liabilities.
The restructuring and special charges of $0.9 million recognized during the three months ended March 31, 2016 consisted primarily of severance recorded in connection with the termination of a limited number of employees.
The restructuring and special charges of $0.7 million recognized during the three months ended March 31, 2015 consisted primarily of severance recorded in connection with acquired businesses.

The following table outlines the changes to the restructuring liability associated with the severance portion of our restructuring actions during the three months ended March 31, 2016:

Severance
Balance at December 31, 2015	$23,986
Charges	855
Payments	(1,211)
Impact of changes in foreign currency exchange rates	261
Balance at March 31, 2016	$23,891
6. Debt
Our long-term debt and capital lease and other financing obligations as of March 31, 2016 and December 31, 2015 consisted of the following:

	Maturity Date	March 31, 2016	December 31, 2015
Term Loan	October 14, 2021	$980,220	$982,695
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Revolving Credit Facility	March 26, 2020	250,000	280,000
Less: discount		(19,500)	(20,116)
Less: deferred financing costs		(37,126)	(38,345)
Less: current portion		(259,901)	(289,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,263,693	$3,264,333

Capital lease and other financing obligations		$39,279	$46,757
Less: current portion		(3,997)	(10,538)
Capital lease and other financing obligations, less current portion		$35,282	$36,219
As of March 31, 2016, there was $164.5 million of availability under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $5.5 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016.
Accounting for Debt Transactions
In the first quarter of 2015, we completed a series of transactions, including the settlement of $620.9 million of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, the issuance and sale of the 5.0% Senior Notes, and the entry into the fifth amendment of our credit agreement dated as of May 12, 2011. In accounting for these transactions, we applied the provisions of ASC Subtopic 470-50, Modifications and Extinguishments. During the three months ended March 31, 2015, we recorded a loss of $19.6 million in Other, net related to these transactions, which was primarily composed of fees paid to creditors of $12.4 million and transaction costs incurred with third parties of $3.8 million, with the remainder primarily related to the write-off of unamortized deferred financing costs.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, accrued interest totaled $48.2 million and $26.1 million, respectively.

7. Income Taxes
We recorded a Provision for income taxes for the three months ended March 31, 2016 and March 31, 2015 of $16.2 million and $10.5 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and the use of net operating losses.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2016 and March 31, 2015 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Service cost	$—	$—	$25	$28	$643	$781	$668	$809
Interest cost	420	387	94	69	291	274	805	730
Expected return on plan assets	(680)	(664)	—	—	(226)	(227)	(906)	(891)
Amortization of net loss	118	108	48	96	31	(228)	197	(24)
Amortization of prior service credit	—	—	(333)	(334)	(10)	(9)	(343)	(343)
Loss on settlement	405	—	—	—	—	—	405	—
Net periodic benefit cost	$263	$(169)	$(166)	$(141)	$729	$591	$826	$281
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended
	March 31, 2016	March 31, 2015
Stock options	$1,699	$1,674
Restricted securities	1,817	1,513
Total share-based compensation expense	$3,516	$3,187
Share-Based Compensation Awards
We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the three months ended March 31, 2016:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	257	$11.66	Three-year cliff (1)
(1) These options will vest on January 21, 2019, depending on the satisfaction of certain performance criteria.
We granted 28 restricted securities, with a weighted-average grant date fair value of $35.75, under the 2010 Equity Plan during the three months ended March 31, 2016.

On April 25, 2016, our Board of Directors approved retroactive amendments to our restricted security award agreements (for both performance-based awards and awards that vest based only upon the passage of time) to allow for accelerated vesting upon termination without cause within 24 months after a change in control, as defined in the 2010 Equity Plan. These changes were made in order to provide consistency across our equity awards, to better align management and shareholder interests, and to incorporate equity compensation best practices. There was no change to the terms of our option awards, as Section 4.3(b) of the 2010 Equity Plan specifically provides for accelerated vesting of options upon termination without cause within 24 months after a change in control.
10. Commitments and Contingencies
Collaborative Arrangements
On March 4, 2016, we entered into a strategic partnership agreement (the "SPA") with Quanergy Systems, Inc. ("Quanergy") to jointly develop, manufacture, and sell solid state Light Detection and Ranging ("LiDAR") sensors. Under the terms of the SPA, we will be exclusive partners with Quanergy for component level solid state LiDAR sensors in the transportation market.
We are accounting for the SPA under the provisions of ASC Topic 808, Collaborative Arrangements, under which the accounting for certain transactions is determined using principal versus agent considerations. Using the guidance in ASC Subtopic 605-45, Principal Agent Considerations, we have determined that we are the principal with respect to the SPA.
During the three months ended March 31, 2016, there were no amounts recorded to earnings related to the SPA.
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
Sponsors: Upon the closing of the carve-out and acquisition of the Sensors & Controls business from Texas Instruments (the "2006 Acquisition"), we entered into customary indemnification agreements with entities associated with Bain Capital Partners, LLC and co-investors (collectively referred to as the “Sponsors”), pursuant to which we agreed to indemnify them, either during or after the term of the agreements, against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors, and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. There is no limit to the maximum future payments, if any, under these indemnifications.
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
In 2001, a subsidiary of Texas Instruments ("TI") in Brazil ("TI Brazil") was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Sensores e Controles do Brasil Ltda. ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of March 31, 2016.
Control Devices, Inc. ("CDI"), a wholly-owned subsidiary of one of our U.S. operating subsidiaries, Sensata Technologies, Inc., acquired through our acquisition of First Technology Automotive, is party to a post-closure license, along with GTE Operations Support, Inc. ("GTE"), from the Maine Department of Environmental Protection ("DEP") with respect to a closed hazardous waste surface impoundment located on real property owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an environmental agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. In 2013, CDI subdivided and sold a portion of the property subject to the post-closure license, including a manufacturing building, but retained the portion of the property that contains the closed hazardous waste surface impoundment, for which it and GTE continue to be subject to the obligations of the post-closure license. The buyer of the facility is also now subject to certain restrictions of the post-closure license. In 2013, the Maine DEP required CDI to commence an ecological risk assessment on sediments in an unnamed stream crossing the sold and retained land. In the first quarter of 2016, after reviewing the completed study, the Maine DEP agreed that no further action is required with regard to the stream sediments.
Legal Proceedings and Claims
We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies ("ASC 450"). Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be an immaterial amount, is recorded. As information becomes known, either the minimum loss amount is increased, or a best estimate can be made, generally resulting in additional loss provisions. A best estimate amount may be changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.
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
In the first quarter of 2014, Yukwang filed a complaint against us with the Small and Medium Business Administration (the "SMBA"), a Korean government agency charged with protecting the interests of small and medium sized businesses. The SMBA attempted to mediate the dispute between us and Yukwang, but its efforts failed. We believe that the SMBA has abandoned its efforts to mediate the dispute.
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. On October 14, 2014, Yukwang filed an appeal of that decision to the Seoul High Court (an intermediate appellate court). The Seoul High Court decided in our favor on February 29, 2016, and Yukwang did not attempt to appeal this decision to the Korean Supreme Court, so this decision is now final. On April 24, 2015, the KIPT issued a decision in our favor, finding the patent to be invalid. On January 22, 2016, the Korean Patent Court affirmed the invalidity decision. On February 12, 2016, Yukwang filed an appeal to the Korean Supreme Court. This matter remains on appeal, and we continue to vigorously defend ourselves in this action.
In August 2014, the Korean Fair Trade Commission (the "KFTC") opened investigations into allegations made by Yukwang that our indirect, wholly-owned subsidiary, Sensata Technologies Korea Limited, engaged in unfair trade practices and violated a Korean law relating to subcontractors (the "Subcontracting Act"). We have responded to information requests from the KFTC. A hearing was held by the KFTC on October 2, 2015, and we held several meetings and responded to a subpoena for documents in early 2016. On March 15, 2016, the KFTC issued a decision that found us "not guilty" of several allegations involving alleged violations of the Fair Trade Act but found us "guilty" of imposing unfair trade terms and conditions. The agency has issued a "strict warning" to compel future compliance but will not issue a fine. On April 7, 2016, the KFTC issued a decision that found us “not guilty” of alleged violations of the Subcontracting Act.
We do not believe that a loss is probable, and as of March 31, 2016, we have not recorded an accrual related to these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the tax department of the State of São Paulo, Brazil (the "São Paulo Tax Department"), which is claiming underpayment of state taxes. The total amount claimed is approximately $26.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of March 31, 2016, we have not recorded an accrual related to this matter.
Hassett Class Action Lawsuit: On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). The lawsuit alleged that faulty valve stems were used in Schrader tire pressure monitoring sensors installed on Chrysler vehicles in model years 2007 through 2014. It alleged breach of warranty, unjust enrichment, and violations of the Michigan Consumer Protection Act and the federal Magnuson-Moss Warranty Act, and was seeking compensatory and punitive damages. Both the size of the class and the damages sought were unspecified. The plaintiffs, joined by an additional individual, filed an amended complaint dated June 2, 2015. On July 23, 2015, along with Chrysler, we filed motions to dismiss. The court held a hearing on these motions on December 2, 2015. On December 7, 2015, the court dismissed the complaint on procedural grounds. The plaintiffs had the right to re-file, but have not done so. We do not believe a loss is probable, and as of March 31, 2016, we have not recorded an accrual related to this matter.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to this customer in the amount of $0.7 million, which resolved a portion of the claim. In the first quarter of 2016, this customer requested an additional reimbursement, which we are currently evaluating, related to these alleged defects. We continue to work towards a final resolution of this matter and consider a loss to be probable. As of March 31, 2016, we have recorded an accrual of $1.5 million, representing our estimate of the minimum loss related to this claim. We cannot estimate an upper end of the potential range of loss due to the early stages of our investigation into this matter.
In the first quarter of 2014, a second customer alleged similar non-safety related defects. In the second quarter of 2015, we settled with this customer for an immaterial amount.
During the fourth quarter of 2015, an additional customer raised similar complaints involving other vehicles from the same approximate production period. As of March 31, 2016, we recorded an accrual related to this matter of $0.4 million, as we believed a loss to be probable. On April 15, 2016, we settled this matter with this customer for $0.4 million.
11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement.
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fell:

	March 31, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$11,611	$—	$—	$28,569	$—
Commodity forward contracts	—	1,340	—	—	42	—
Total	$—	$12,951	$—	$—	$28,611	$—
Liabilities
Foreign currency forward contracts	$—	$24,981	$—	$—	$20,561	$—
Commodity forward contracts	—	6,416	—	—	13,685	—
Total	$—	$31,397	$—	$—	$34,246	$—
The valuations of the foreign currency and commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including foreign currency and commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 12, "Derivative Instruments and Hedging Activities," under the captions "Hedges of Foreign Currency Risk" and "Hedges of Commodity Risk."
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of March 31, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of

October 1, 2015, we evaluated our goodwill for impairment using the qualitative method, and determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date.
As of October 1, 2015, we evaluated our indefinite-lived intangible assets for impairment (using the quantitative method), and determined that the fair values of our indefinite-lived intangible assets exceeded their carrying values on that date. The fair values of indefinite-lived intangible assets are considered Level 3 fair value measurements.
As of March 31, 2016, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$980,220	$—	$980,220	$—	$982,695	$—	$963,041	$—
4.875% Senior Notes	$500,000	$—	$503,750	$—	$500,000	$—	$484,690	$—
5.625% Senior Notes	$400,000	$—	$418,000	$—	$400,000	$—	$409,252	$—
5.0% Senior Notes	$700,000	$—	$707,000	$—	$700,000	$—	$675,941	$—
6.25% Senior Notes	$750,000	$—	$805,785	$—	$750,000	$—	$781,410	$—
Revolving Credit Facility	$250,000	$—	$244,169	$—	$280,000	$—	$266,877	$—

(1)	The carrying value is presented excluding discount and deferred financing costs.
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
In March 2016, we acquired $50.0 million of Series B Preferred Stock of Quanergy. In accordance with the guidance in ASC Topic 323, Investments - Equity Method and Joint Ventures, we have accounted for this investment as a cost method investment under ASC 325-20, Cost Method Investments, as the Series B Preferred Stock is not "in substance" common stock and does not have a readily determinable fair value. Fair value of this cost method investment as of March 31, 2016 has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging ("ASC 815") we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We currently only utilize cash flow hedges.
Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in the condensed consolidated statements of operations. Specific information about the valuations of derivatives and classification of derivatives in the fair value hierarchy is described in Note 11, "Fair Value Measures."
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
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of March 31, 2016 and December 31, 2015, we had posted no cash collateral.
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
For the three months ended March 31, 2016 and March 31, 2015, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of March 31, 2016, we estimate that $11.4 million in net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending March 31, 2017.

As of March 31, 2016, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
94.5 EUR	Various from September 2014 to March 2016	April 29, 2016	Euro to U.S. Dollar Exchange Rate	1.14 USD	Non-designated
496.4 EUR	Various from September 2014 to March 2016	Various from May 2016 to February 2018	Euro to U.S. Dollar Exchange Rate	1.14 USD	Designated
89.0 CNY	March 24, 2016	April 29, 2016	U.S. Dollar to Chinese Renminbi Exchange Rate	6.54 CNY	Non-designated
35,800.0 KRW	Various from September 2014 to March 2016	April 29, 2016	U.S. Dollar to Korean Won Exchange Rate	1,164.42 KRW	Non-designated
46,435.0 KRW	Various from September 2014 to March 2016	Various from May 2016 to February 2018	U.S. Dollar to Korean Won Exchange Rate	1,151.55 KRW	Designated
32.7 MYR	Various from September 2014 to March 2016	April 29, 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.96 MYR	Non-designated
97.0 MYR	Various from September 2014 to March 2016	Various from May 2016 to February 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.01 MYR	Designated
195.3 MXN	Various from September 2014 to March 2016	April 29, 2016	U.S. Dollar to Mexican Peso Exchange Rate	16.25 MXN	Non-designated
2,158.7 MXN	Various from September 2014 to March 2016	Various from May 2016 to February 2018	U.S. Dollar to Mexican Peso Exchange Rate	17.13 MXN	Designated
8.2 GBP	Various from October 2014 to March 2016	April 29, 2016	Pound Sterling to U.S. Dollar Exchange Rate	1.47 USD	Non-designated
58.0 GBP	Various from October 2014 to March 2016	Various from May 2016 to February 2018	Pound Sterling to U.S. Dollar Exchange Rate	1.51 USD	Designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of March 31, 2016:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,378,511 troy oz.	April 2016 - February 2018	$16.43
Gold	12,707 troy oz.	April 2016 - February 2018	$1,174.84
Nickel	418,085 pounds	April 2016 - February 2018	$5.79
Aluminum	4,697,434 pounds	April 2016 - February 2018	$0.81
Copper	6,328,810 pounds	April 2016 - February 2018	$2.61
Platinum	6,850 troy oz.	April 2016 - February 2018	$1,084.12
Palladium	1,923 troy oz.	April 2016 - February 2018	$631.71
Zinc	315,019 pounds	April 2016 - October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$7,535	$20,057	Accrued expenses and other current liabilities	$15,300	$13,851
Foreign currency forward contracts	Other assets	1,959	5,382	Other long-term liabilities	6,306	3,763
Total		$9,494	$25,439		$21,606	$17,614
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$587	$—	Accrued expenses and other current liabilities	$5,394	$10,876
Commodity forward contracts	Other assets	753	42	Other long-term liabilities	1,022	2,809
Foreign currency forward contracts	Prepaid expenses and other current assets	2,117	3,130	Accrued expenses and other current liabilities	3,375	2,947
Total		$3,457	$3,172		$9,791	$16,632
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 11, "Fair Value Measures," for more information on these measurements.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015
Foreign currency forward contracts	$(19,317)	$45,017	Net revenue	$8,466	$10,801
Foreign currency forward contracts	$880	$(7,061)	Cost of revenue	$(4,633)	$(1,519)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	March 31, 2016	March 31, 2015
Commodity forward contracts	$5,308	$(1,406)	Other, net
Foreign currency forward contracts	$(3,877)	$4,708	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2016, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $32.2 million. As of March 31, 2016, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended
	March 31, 2016	March 31, 2015
Currency remeasurement gain/(loss) on net monetary assets	$4,303	$(5,668)
Gain/(loss) on commodity forward contracts	5,308	(1,406)
(Loss)/gain on foreign currency forward contracts	(3,877)	4,708
Loss on debt financing	—	(19,564)
Other	(246)	173
Total Other, net	$5,488	$(21,757)
14. Segment Reporting
We organize our business into two reportable segments, Performance Sensing and Sensing Solutions, each of which is also an operating segment. Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is available and is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our two reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended
	March 31, 2016	March 31, 2015
Net revenue:
Performance Sensing	$597,175	$591,252
Sensing Solutions	199,374	159,433
Total net revenue	$796,549	$750,685
Segment operating income (as defined above):
Performance Sensing	$145,787	$143,872
Sensing Solutions	63,248	49,218
Total segment operating income	209,035	193,090
Corporate and other	(44,146)	(44,170)
Amortization of intangible assets	(50,447)	(45,809)
Restructuring and special charges	(855)	(720)
Profit from operations	113,587	102,391
Interest expense, net	(42,268)	(34,761)
Other, net	5,488	(21,757)
Income before taxes	$76,807	$45,873
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2016 and March 31, 2015, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Basic weighted-average ordinary shares outstanding	170,404	169,487
Dilutive effect of stock options	590	1,567
Dilutive effect of unvested restricted securities	263	208
Diluted weighted-average ordinary shares outstanding	171,257	171,262
Net income and net income per share are presented in the condensed consolidated statements of operations.

For the three months ended March 31, 2016 and March 31, 2015, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended
	March 31, 2016	March 31, 2015
Anti-dilutive shares excluded	1,276	622
Contingently issuable shares excluded	427	297
16. Acquisitions
CST
On December 1, 2015, we completed the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"), for an aggregate purchase price of $1,001.8 million. The acquisition included the Kavlico, BEI, Crydom, and Newall product lines and brands, and encompassed sales, engineering, and manufacturing sites in the U.S., the U.K., Germany, France, and Mexico. We acquired CST to further extend our sensing content beyond automotive markets and build scale in pressure sensing. Portions of CST are being integrated into each of our segments.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$41,352
Inventories	42,692
Prepaid expenses and other current assets	14,658
Property, plant and equipment	29,474
Other intangible assets	535,884
Goodwill	582,562
Other assets	39
Accounts payable	(19,088)
Accrued expenses and other current liabilities	(27,016)
Deferred income tax liabilities	(203,144)
Pension and post-retirement benefit obligations	(3,767)
Other long term liabilities	(415)
Fair value of net assets acquired, excluding cash and cash equivalents	993,231
Cash and cash equivalents	8,612
Fair value of net assets acquired	$1,001,843
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $582.6 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary weighted-average lives:

	Acquisition Date Fair Value	Weighted- Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$184,890	16
Customer relationships	308,496	15
Tradenames	41,900	25
Computer software	598	2
Total	$535,884	16
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
Pro forma results
The following unaudited table presents the pro forma Net revenue and Net income of the combined entity for the three months ended March 31, 2015, had we acquired CST on January 1, 2014.

For the three months ended
March 31, 2015
Pro forma net revenue	$831,139
Pro forma net income	$43,074

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
In addition to historical facts, this Quarterly Report on Form 10-Q, including any documents incorporated by reference herein, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements also relate to our future prospects, developments, and business strategies. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," and similar terms or phrases, or the negative of such terminology, including references to assumptions. However, these terms are not the exclusive means of identifying such statements.
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
We believe that the following important factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

•	risks associated with security breaches and other disruptions to our information technology infrastructure; and

•	the other risks set forth in Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission on February 2, 2016, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The table below presents our results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the three months ended
	March 31, 2016		March 31, 2015
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$597.2	75.0%	$591.3	78.8%
Sensing Solutions	199.4	25.0	159.4	21.2
Net revenue	796.5	100.0	750.7	100.0
Operating costs and expenses:
Cost of revenue	528.4	66.3	506.6	67.5
Research and development	31.4	3.9	30.7	4.1
Selling, general and administrative	71.9	9.0	64.4	8.6
Amortization of intangible assets	50.4	6.3	45.8	6.1
Restructuring and special charges	0.9	0.1	0.7	0.1
Total operating costs and expenses	683.0	85.7	648.3	86.4
Profit from operations	113.6	14.3	102.4	13.6
Interest expense, net	(42.3)	(5.3)	(34.8)	(4.6)
Other, net	5.5	0.7	(21.8)	(2.9)
Income before taxes	76.8	9.6	45.9	6.1
Provision for income taxes	16.2	2.0	10.5	1.4
Net income	$60.6	7.6%	$35.4	4.7%
Net revenue. Net revenue for the three months ended March 31, 2016 increased $45.9 million, or 6.1%, to $796.5 million from $750.7 million for the three months ended March 31, 2015. The increase in net revenue was composed of a 1.0% increase in Performance Sensing and a 25.1% increase in Sensing Solutions.
Performance Sensing net revenue for the three months ended March 31, 2016 increased $5.9 million, or 1.0%, to $597.2 million from $591.3 million for the three months ended March 31, 2015. The increase in Performance Sensing net revenue was primarily composed of 2.3% growth due to the net impact of an acquisition and exited businesses, and 0.8% growth in organic revenue (defined as sales, including the impact of pricing, but excluding the impact of acquisitions, exited businesses, and the effect of changes in foreign currency exchange rates), partially offset by a 2.1% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar. We acquired CST (as defined in Note 16, "Acquisitions," of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a portion of which is being integrated into the Performance Sensing segment, in the fourth quarter of 2015. The impact of this acquisition was partially offset by the impact of the termination of unprofitable business activities in 2015, primarily at our Schrader Brazil facility. The increase in organic revenue was primarily driven by higher automotive production and growth in content, partially offset by price downs and weakening heavy vehicle on-road and construction markets. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, and operator controls that in turn lead to greater demand for our sensors. The growth in content was primarily the result of design wins on new business opportunities that are now in production, which reflects both consumer demand and the ongoing evolution and impact of new regulations, including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia. We expect Performance Sensing net revenue for the full year 2016 to grow with higher automotive production and growth in content, which will be offset somewhat by price downs, the impact of foreign currency exchange rate movements, and continued weak heavy vehicle markets.
Sensing Solutions net revenue for the three months ended March 31, 2016 increased $39.9 million, or 25.1%, to $199.4 million from $159.4 million for the three months ended March 31, 2015. The increase in Sensing Solutions net revenue was primarily composed of 33.4% growth due to the impact of the acquisition of CST in the fourth quarter of 2015, partially offset by a 7.0% decline in organic revenue and a 1.3% decline due to changes in foreign currency exchange rates. Organic revenue declined in the first quarter of 2016 versus the first quarter of 2015, primarily due to broadly weaker global economic conditions, particularly in China. However, we saw sequential organic revenue growth in China in the first quarter of 2016 from the fourth quarter of 2015, and believe the year over year comparisons will improve sequentially during 2016.
Cost of revenue. Cost of revenue for the three months ended March 31, 2016 and March 31, 2015 was $528.4 million (66.3% of net revenue) and $506.6 million (67.5% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to lower freight expenditures, lower material costs, driven in part by lower commodity prices, and other productivity gains. We anticipate that cost of revenue as a percentage of net revenue will further decline towards levels more consistent with our historical results as we continue to integrate recently acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integrations of Schrader and CST are anticipated to take up to three years due to their size and scope.
Research and development expense. Research and development ("R&D") expense for the three months ended March 31, 2016 and March 31, 2015 was $31.4 million (3.9% of net revenue) and $30.7 million (4.1% of net revenue), respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2016 and March 31, 2015 was $71.9 million (9.0% of net revenue) and $64.4 million (8.6% of net revenue), respectively. SG&A expense increased primarily due to SG&A expense of CST. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2016 and March 31, 2015 was $50.4 million and $45.8 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of the acquisition of CST, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to CST, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended March 31, 2016 and March 31, 2015 were $0.9 million and $0.7 million, respectively. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the three months ended March 31, 2016 and March 31, 2015 was $42.3 million and $34.8 million, respectively. Interest expense, net increased primarily as a result of the issuance of new debt related to the acquisition of CST in the fourth quarter of 2015, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our refinancing activities in the first quarter of 2015.
Other, net. Other, net for the three months ended March 31, 2016 and March 31, 2015 represented of a gain of $5.5 million and a loss of $21.8 million, respectively. The favorable change in Other, net relates primarily to $19.6 million of losses on debt financing transactions incurred during the first quarter of 2015 and the favorable comparison of gains and losses on commodity forward contracts. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the three months ended March 31, 2016 and March 31, 2015 was $16.2 million and $10.5 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill, utilization of net operating losses, withholding taxes on subsidiary earnings, and other temporary book to tax differences.
The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in profitable jurisdictions and the impact of changes in foreign currency exchange rates.
Deferred taxes, in part, involve accounting for differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. The future related consequences of these differences result in deferred tax assets and liabilities. We assess the recoverability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized. To the extent we believe that a more likely than not standard cannot be met, we record a valuation allowance against the related deferred tax asset. Significant management judgment is required in determining the need for a valuation allowance against deferred tax assets. We review the need for valuation allowances jurisdictionally during each reporting period based on information available to us at that time. We have significant valuation allowances in certain jurisdictions where our businesses have historically incurred operating losses. Should our judgment change about the need for a valuation allowance, it may result in the recognition of a valuation allowance or the reduction of some or all of the previously recognized valuation allowances, possibly resulting in a material tax provision or benefit in the period of such change.
Liquidity and Capital Resources
We held cash and cash equivalents of $348.0 million and $342.3 million at March 31, 2016 and December 31, 2015, respectively, of which $97.2 million and $124.6 million, respectively, was held in the Netherlands, $24.1 million and $33.4 million, respectively, was held by U.S. subsidiaries, and $226.7 million and $184.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2016 and March 31, 2015. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Amount in millions)	March 31, 2016	March 31, 2015
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$146.4	$129.1
Changes in operating assets and liabilities, net of effects of acquisitions	(10.2)	(26.0)
Operating activities	136.2	103.1
Investing activities	(87.6)	(35.0)
Financing activities	(42.9)	(83.9)
Net change	$5.7	$(15.7)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2016 and March 31, 2015 was $136.2 million and $103.1 million, respectively. The increase in cash provided by operating activities relates primarily to improved inventory and supply chain management and improved profitability, partially offset by the timing of customer receipts.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2016 and March 31, 2015 was $87.6 million and $35.0 million, respectively, which included $34.2 million and $37.9 million, respectively, in capital expenditures. Net cash used in investing activities for the three months ended March 31, 2016 also included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc.
In 2016, we anticipate capital expenditures of approximately $150 million to $175 million, which we expect to be funded with cash flows from operations.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2016 and March 31, 2015 was $42.9 million and $83.9 million, respectively. Net cash used in financing activities for the three months ended March 31, 2016 consisted primarily of $40.3 million in payments on debt.
For the three months ended March 31, 2015, net cash used in financing activities consisted primarily of $768.6 million in payments on debt, partially offset by $700.0 million of proceeds from the issuance and sale of the 5.0% Senior Notes. The cash payments on debt consisted of $633.3 million (including $12.4 million in premiums) paid on the 6.5% Senior Notes, $75.0 million paid on a previously-held term loan that was subsequently refinanced with the Term Loan, as well as $55.0 million paid on our $420.0 million revolving credit facility (the "Revolving Credit Facility"), along with regularly scheduled debt payments.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2016, we had $3,619.5 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of March 31, 2016 is as follows:

	Maturity Date	March 31, 2016
Term Loan	October 14, 2021	$980,220
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Revolving Credit Facility	March 26, 2020	250,000
Less: discount		(19,500)
Less: deferred financing costs		(37,126)
Less: current portion		(259,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,263,693

Capital lease and other financing obligations		$39,279
Less: current portion		(3,997)
Capital lease and other financing obligations, less current portion		$35,282
As of March 31, 2016, there was $164.5 million of availability under the Revolving Credit Facility, net of $5.5 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of March 31, 2016, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2016, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.

However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
The credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement") stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2016.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 21, 2016, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. On February 1, 2016, our Board of Directors amended the program to reset the amount available for repurchase to $250.0 million. During the three months ended March 31, 2016, we did not repurchase any ordinary shares under the program. At March 31, 2016, $250.0 million remained available for share repurchase under the program.
The Credit Agreement and the indentures under which each of our various senior notes were issued (the "Senior Notes Indentures") contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, and which are described in more detail below and in Note 8, "Debt," of our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K, were taken into consideration in establishing our share repurchase program, and are evaluated periodically with respect to future potential funding. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase program with available cash and cash flows from operations, should we decide to do so.
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
As of March 31, 2016, we were in compliance with all covenants and default provisions under our credit arrangements.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. The core principle of the guidance is that "an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In achieving this objective, an entity must perform five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations of the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also clarifies how an entity should account for costs of obtaining or fulfilling a contract in a new ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. We will adopt ASU 2014-09 on January 1, 2018, and are currently evaluating the impact that this adoption will have on our consolidated financial statements. At this time, we have not determined the transition method that will be used.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. ASU 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. We are currently evaluating when to adopt ASU 2016-02 and the impact that this adoption will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of its simplification initiative. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The provisions of ASU 2016-09 that will impact Sensata are as follows: (1) an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures, and (2) companies will be allowed to withhold shares, upon either the exercise of options or vesting of restricted securities, with an aggregate fair value in excess of the minimum statutory withholding requirement and still qualify for the exception to liability classification. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. Amendments related to the provisions that are applicable to Sensata must be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted. We are currently evaluating when to adopt ASU 2016-09 and the impact that this adoption will have on our consolidated financial statements.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our market risk since December 31, 2015. For a discussion of market risk affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.
The required certifications of our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in these certifications. These certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding legal proceedings is discussed in Part I, Item 3—"Legal Proceedings," in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2016	1,047	(1)	$35.34	—	$74.7
February 1 through February 29, 2016	—		$—	—	$250.0	(2)
March 1 through March 31, 2016	—		$—	—	$250.0
Total	1,047		$35.34	—	$250.0
 __________________

(1)
Pursuant to the "withhold to cover" method for collecting and paying withholding taxes for our employees upon the vesting of restricted securities, we withheld from certain employees the shares noted in the table above to cover such statutory minimum tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

(2)	On February 1, 2016, our Board of Directors amended the terms of our share repurchase program to reset the amount available for repurchase under the program to $250.0 million.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Employment Agreement, dated February 26, 2016, between Sensata Technologies, Inc. and Allisha Elliott (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 3, 2016).†

10.2	Form of modified Award Agreement for Performance Restricted Stock Units.*†

10.3	Form of modified Award Agreement for Restricted Stock Units.*†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 26, 2016
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)