Form 10-Q
period 2016-06-30
Sensata Technologies Holding N.V.
filed 2016-07-26
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒
As of July 15, 2016, 170,831,854 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$309,120	$342,263
Accounts receivable, net of allowances of $11,033 and $9,535 as of June 30, 2016 and December 31, 2015, respectively	535,488	467,567
Inventories	346,120	358,701
Prepaid expenses and other current assets	105,593	109,392
Total current assets	1,296,321	1,277,923
Property, plant and equipment, net	709,260	694,155
Goodwill	3,013,693	3,019,743
Other intangible assets, net of accumulated amortization of $1,513,941 and $1,412,931 as of June 30, 2016 and December 31, 2015, respectively	1,168,301	1,262,572
Deferred income tax assets	32,034	26,417
Other assets	69,312	18,100
Total assets	$6,288,921	$6,298,910
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$139,203	$300,439
Accounts payable	323,062	290,779
Income taxes payable	19,137	21,968
Accrued expenses and other current liabilities	247,867	251,989
Total current liabilities	729,269	865,175
Deferred income tax liabilities	405,344	390,490
Pension and other post-retirement benefit obligations	33,966	34,314
Capital lease and other financing obligations, less current portion	34,341	36,219
Long-term debt, net of discount and deferred financing costs, less current portion	3,263,061	3,264,333
Other long-term liabilities	34,981	39,803
Total liabilities	4,500,962	4,630,334
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of June 30, 2016 and December 31, 2015	2,289	2,289
Treasury shares, at cost, 7,605 and 8,038 shares as of June 30, 2016 and December 31, 2015, respectively	(308,332)	(324,994)
Additional paid-in capital	1,634,546	1,626,024
Retained earnings	501,704	391,247
Accumulated other comprehensive loss	(42,248)	(25,990)
Total shareholders’ equity	1,787,959	1,668,576
Total liabilities and shareholders’ equity	$6,288,921	$6,298,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net revenue	$827,545	$770,445	$1,624,094	$1,521,130
Operating costs and expenses:
Cost of revenue	537,441	517,875	1,065,819	1,024,508
Research and development	32,288	31,242	63,639	61,978
Selling, general and administrative	77,660	73,008	149,591	137,404
Amortization of intangible assets	50,563	45,075	101,010	90,884
Restructuring and special charges	1,475	10,089	2,330	10,809
Total operating costs and expenses	699,427	677,289	1,382,389	1,325,583
Profit from operations	128,118	93,156	241,705	195,547
Interest expense, net	(41,757)	(31,562)	(84,025)	(66,323)
Other, net	130	(12,085)	5,618	(33,842)
Income before taxes	86,491	49,509	163,298	95,382
Provision for income taxes	20,981	8,609	37,176	19,127
Net income	$65,510	$40,900	$126,122	$76,255
Basic net income per share:	$0.38	$0.24	$0.74	$0.45
Diluted net income per share:	$0.38	$0.24	$0.74	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$65,510	$40,900	$126,122	$76,255
Other comprehensive income/(loss), net of tax:
Deferred gain/(loss) on derivative instruments, net of reclassifications	178	(17,132)	(16,525)	4,372
Defined benefit and retiree healthcare plans	59	407	267	18
Other comprehensive income/(loss)	237	(16,725)	(16,258)	4,390
Comprehensive income	$65,747	$24,175	$109,864	$80,645
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$126,122	$76,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,345	48,808
Amortization of deferred financing costs and original issue discounts	3,678	3,231
Currency remeasurement gain on debt	(39)	(654)
Share-based compensation	8,522	7,581
Loss on debt financing	—	25,538
Amortization of inventory step-up to fair value	2,319	—
Amortization of intangible assets	101,010	90,884
Deferred income taxes	15,599	6,844
Unrealized (gain)/loss on hedges and other non-cash items	(2,004)	2,335
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(68,290)	(54,385)
Inventories	6,224	23,682
Prepaid expenses and other current assets	(9,941)	(16,461)
Accounts payable and accrued expenses	18,994	(4,312)
Income taxes payable	(4,790)	6,362
Other	(2,118)	(3,509)
Net cash provided by operating activities	246,631	212,199
Cash flows from investing activities:
Acquisition of CST, net of cash received	4,688	—
Acquisition of Schrader, net of cash received	—	(958)
Other acquisitions, net of cash received	—	3,881
Additions to property, plant and equipment and capitalized software	(64,466)	(86,801)
Investment in equity securities	(50,000)	—
Proceeds from the sale of assets	650	—
Net cash used in investing activities	(109,128)	(83,878)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	3,067	13,266
Proceeds from issuance of debt	—	1,795,120
Payments on debt	(168,679)	(1,892,263)
Payments to repurchase ordinary shares	(4,516)	(50)
Payments of debt issuance costs	(518)	(28,928)
Net cash used in financing activities	(170,646)	(112,855)
Net change in cash and cash equivalents	(33,143)	15,466
Cash and cash equivalents, beginning of period	342,263	211,329
Cash and cash equivalents, end of period	$309,120	$226,795
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
Our Performance Sensing business is a manufacturer of pressure, temperature, speed, and position sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization) and heavy on- and off-road vehicles ("HVOR"). These products help improve performance, for example by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example by improving the stability control of a vehicle and reducing vehicle emissions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable periods in 2015 necessarily representative of those actually experienced for the full year 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.

2. New Accounting Standards
Adopted in fiscal year 2016:
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual reporting periods. We adopted ASU 2015-03 on January 1, 2016, and as a result, as of June 30, 2016 and December 31, 2015, $35.9 million and $38.3 million, respectively, of deferred financing costs were classified as a reduction of long-term debt on our condensed consolidated balance sheets. The adoption of ASU 2015-03 did not have any impact on our statements of operations. Refer to Note 6, "Debt," for a reconciliation of the various components of long-term debt to the condensed consolidated balance sheets.
To be adopted in a future period:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. ASU 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. We are currently evaluating when to adopt ASU 2016-02 and the impact that this adoption will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of its simplification initiative. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The provisions of ASU 2016-09 that will impact us are as follows: (1) an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures, and (2) companies will be allowed to withhold shares, upon either the exercise of options or vesting of restricted securities, with an aggregate fair value in excess of the minimum statutory withholding requirement and still qualify for the exception to liability classification. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. Amendments related to the provisions that are applicable to Sensata must be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted. We are currently evaluating when to adopt ASU 2016-09 and the impact that this adoption will have on our consolidated financial statements.
3. Inventories
The components of inventories as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Finished goods	$127,009	$154,827
Work-in-process	67,747	62,084
Raw materials	151,364	141,790
Inventories	$346,120	$358,701

4. Shareholders' Equity
Treasury Shares
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. The share repurchase program may be modified or terminated by our Board of Directors at any time. At June 30, 2016, $250.0 million remained available for the repurchase of shares under this program.
We did not repurchase any ordinary shares under this program during the six months ended June 30, 2016 or June 30, 2015.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the six months ended June 30, 2016 and June 30, 2015, we reissued 0.5 million and 0.8 million treasury shares, respectively. During the six months ended June 30, 2016, in connection with our treasury share reissuances, we recognized a reduction in Retained earnings of $15.7 million.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2016:

	Deferred Gain/(Loss) on Derivative Instruments, Net of Reclassifications	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$3,852	$(29,842)	$(25,990)
Other comprehensive loss before reclassifications	(14,813)	—	(14,813)
Amounts reclassified from accumulated other comprehensive loss	(1,712)	267	(1,445)
Net current period other comprehensive (loss)/income	(16,525)	267	(16,258)
Balance as of June 30, 2016	$(12,673)	$(29,575)	$(42,248)

The details of the amounts reclassified from Accumulated other comprehensive loss for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the six months ended
Component	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Derivative instruments designated and qualifying as cash flow hedges
Foreign currency forward contracts	$(3,838)	$(14,741)	$(12,304)	$(25,542)	Net revenue (1)
Foreign currency forward contracts	5,390	1,725	10,023	3,244	Cost of revenue (1)
Total, before taxes	1,552	(13,016)	(2,281)	(22,298)	Income before taxes
Income tax effect	(389)	3,260	569	5,580	Provision for income taxes
Total, net of taxes	$1,163	$(9,756)	$(1,712)	$(16,718)	Net income

Defined benefit and retiree healthcare plans	$70	$677	$329	$310	Various (2)
Income tax effect	(11)	(270)	(62)	(292)	Provision for income taxes
Total, net of taxes	$59	$407	$267	$18	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)
Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, Selling, general and administrative ("SG&A"), and Restructuring and special charges lines in the condensed consolidated statements of operations. The amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

5. Restructuring and Special Charges
The following table presents amounts recorded within the condensed consolidated statements of operations associated with our restructuring actions for the three and six months ended June 30, 2016 and June 30, 2015:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Restructuring and special charges	$1,475	$10,089	$2,330	$10,809
(Gain)/loss related to changes in foreign currency exchange rates	(313)	381	(52)	(683)
Total	$1,162	$10,470	$2,278	$10,126
(Gains)/losses related to changes in foreign currency exchange rates are associated with the remeasurement of our restructuring liabilities, and are recorded in Other, net.
The restructuring and special charges of $1.5 million and $2.3 million recognized during the three and six months ended June 30, 2016, respectively, consisted mainly of facility exit costs recorded during the three months ended June 30, 2016 related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We expect to complete the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.

The restructuring and special charges of $10.1 million and $10.8 million recognized during the three and six ended June 30, 2015, respectively, consisted primarily of costs associated with the termination of a limited number of employees in various locations throughout the world and severance charges recorded in connection with acquired businesses, including $4.0 million of severance charges related to the closing of our Schrader Brazil manufacturing facility. Additional charges related to the closing of this facility were not recorded in Restructuring and special charges, and are discussed below in Exit and Disposal Activities.
The following table outlines the changes to the restructuring liability associated with the severance portion of our restructuring actions during the six months ended June 30, 2016:

Severance
Balance at December 31, 2015	$23,986
Charges	1,423
Payments	(3,069)
Impact of changes in foreign currency exchange rates	(52)
Balance at June 30, 2016	$22,288
Exit and Disposal Activities
During the three months ended June 30, 2015, we decided to close our Schrader Brazil manufacturing facility. In connection with this closing, and in addition to the $4.0 million of severance charges recorded in the Restructuring and special charges line of our condensed consolidated statements of operations as discussed above, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including Property, plant and equipment and Inventory. These charges were not included in the restructuring and special charges table above.
6. Debt
Our long-term debt and capital lease and other financing obligations as of June 30, 2016 and December 31, 2015 consisted of the following:

	Maturity Date	June 30, 2016	December 31, 2015
Term Loan	October 14, 2021	$977,745	$982,695
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Revolving Credit Facility	March 26, 2020	125,000	280,000
Less: discount		(18,884)	(20,116)
Less: deferred financing costs		(35,899)	(38,345)
Less: current portion		(134,901)	(289,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,263,061	$3,264,333

Capital lease and other financing obligations		$38,643	$46,757
Less: current portion		(4,302)	(10,538)
Capital lease and other financing obligations, less current portion		$34,341	$36,219
As of June 30, 2016, there was $289.5 million of availability under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $5.5 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016 and 2017.

Accounting for Debt Financing Transactions
Gains or losses on debt financing transactions are recorded in Other, net. These gains or losses primarily represent charges related to the extinguishment or modification of existing debt, accounted for in accordance with ASC 470-50, and include, upon extinguishment of debt, fees paid to creditors and the write-off of unamortized deferred financing costs and original issue discount, and upon modification of debt, fees paid to third parties.
During the three and six months ended June 30, 2016, we did not enter into any debt financing transactions.
During the three and six months ended June 30, 2015, we recorded losses of $6.0 million and $25.5 million, respectively, in Other, net, which were primarily composed of fees paid to creditors of $0.9 million and $13.3 million, respectively, and transaction costs incurred with third parties of $2.1 million and $5.9 million, respectively, with the remainder primarily related to the write-off of unamortized deferred financing costs and original issue discounts.
Our debt financing transactions during the six months ended June 30, 2015 included (1) the settlement of the portion ($620.9 million) of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, (2) the redemption of the remaining $79.1 million of the 6.5% Senior Notes on April 29, 2015, (3) the issuance and sale of the 5.0% Senior Notes on March 26, 2015, (4) the entry, on March 26, 2015, into the fifth amendment of our credit agreement dated as of May 12, 2011 (the "Credit Agreement"), which, among other things, increased the availability on the Revolving Credit Facility by $100.0 million and extended its maturity date to March 26, 2020, and (5) the entry into the sixth amendment of the Credit Agreement on May 11, 2015, which consolidated our then existing terms loans into the Term Loan.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, accrued interest totaled $36.7 million and $26.1 million, respectively.
7. Income Taxes
We recorded a Provision for income taxes for the three months ended June 30, 2016 and June 30, 2015 of $21.0 million and $8.6 million, respectively and for the six months ended June 30, 2016 and June 30, 2015 of $37.2 million and $19.1 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.

8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2016 and June 30, 2015 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$—	$—	$26	$23	$663	$713	$689	$736
Interest cost	357	374	95	63	298	269	750	706
Expected return on plan assets	(667)	(643)	—	—	(239)	(223)	(906)	(866)
Amortization of net loss/(gain)	119	124	48	84	16	(16)	183	192
Amortization of prior service (credit)/cost	—	—	(334)	(334)	36	(9)	(298)	(343)
Loss on settlement	185	—	—	—	—	293	185	293
Loss on curtailment	—	—	—	—	—	535	—	535
Net periodic benefit cost	$(6)	$(145)	$(165)	$(164)	$774	$1,562	$603	$1,253
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2016 and June 30, 2015 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$—	$—	$51	$51	$1,306	$1,494	$1,357	$1,545
Interest cost	777	761	189	132	589	543	1,555	1,436
Expected return on plan assets	(1,347)	(1,307)	—	—	(465)	(450)	(1,812)	(1,757)
Amortization of net loss/(gain)	237	232	96	180	47	(244)	380	168
Amortization of prior service (credit)/cost	—	—	(667)	(668)	26	(18)	(641)	(686)
Loss on settlement	590	—	—	—	—	293	590	293
Loss on curtailment	—	—	—	—	—	535	—	535
Net periodic benefit cost	$257	$(314)	$(331)	$(305)	$1,503	$2,153	$1,429	$1,534

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options	$2,227	$1,981	$3,926	$3,655
Restricted securities	2,779	2,413	4,596	3,926
Share-based compensation expense	$5,006	$4,394	$8,522	$7,581
Share-Based Compensation Awards
We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2016:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	257	$11.66	Three-year cliff (1)
Various executives and employees	396	$12.36	25% per year over four years
(1) These options will vest on January 21, 2019, depending on the satisfaction of certain performance criteria.
We granted the following restricted securities under the 2010 Equity Plan during the six months ended June 30, 2016:

Awards Granted to	Number of Restricted Securities Granted	Weighted- Average Grant Date Fair Value
Various executives and employees	446	$38.76
Directors	37	$37.08
Of the restricted securities granted to various executives and employees during the six months ended June 30, 2016, 180 were performance-based securities that cliff vest in 2019. The number of these performance-based securities that vest will depend on the extent to which certain performance criteria are met and could range between 0.0% and 172.5% of the number of securities granted. The remaining restricted securities granted during the six months ended June 30, 2016 are non-performance-based restricted securities that vest on various dates between June 2017 and April 2019.
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
Option Exercises
During the six months ended June 30, 2016, 323 stock options were exercised, all of which were settled with shares reissued from treasury.
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
During the three and six months ended June 30, 2016, there were no amounts recorded to earnings related to the SPA.
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
In 2001, a subsidiary of Texas Instruments ("TI") in Brazil ("TI Brazil") was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Sensores e Controles do Brasil Ltda. ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna,

São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of June 30, 2016.
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
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang is seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. On October 14, 2014, Yukwang filed an appeal of that decision to the Seoul High Court (an intermediate appellate court). The Seoul High Court decided in our favor on February 29, 2016, and Yukwang did not attempt to appeal this decision to the Korean Supreme Court, so this decision is now final. On April 24, 2015, the KIPT issued a decision in our favor, finding the patent to be invalid. On January 22, 2016, the Korean Patent Court affirmed the invalidity decision. On February 12, 2016, Yukwang filed an appeal to the Korean Supreme Court. On June 9, 2016, the Korean Supreme Court decided not to hear further appeals. This concludes the intellectual property matters.
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
We believe that all of the above matters have now been resolved, with no amount due by us, and as a result, as of June 30, 2016, we have not recorded an accrual related to these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the tax department of the State of São Paulo, Brazil (the "São Paulo Tax Department"), which is claiming underpayment of state taxes. The total amount claimed is approximately $26.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of June 30, 2016, we have not recorded an accrual related to this matter.
Hassett Class Action Lawsuit: On March 19, 2015, two named plaintiffs filed a class action complaint in the U.S. District Court for the Eastern District of Michigan against Chrysler and Schrader-Bridgeport International, Inc., styled Hassett v. FCA US, LLC et al., case number 2:2015cv11030 (E.D. Michigan). The lawsuit alleged that faulty valve stems were used in Schrader tire pressure monitoring sensors installed on Chrysler vehicles in model years 2007 through 2014. It alleged breach of warranty, unjust enrichment, and violations of the Michigan Consumer Protection Act and the federal Magnuson-Moss Warranty Act, and was seeking compensatory and punitive damages. Both the size of the class and the damages sought were unspecified. The plaintiffs, joined by an additional individual, filed an amended complaint dated June 2, 2015. On July 23, 2015, along with Chrysler, we filed motions to dismiss. The court held a hearing on these motions on December 2, 2015. On December 7, 2015, the court dismissed the complaint on procedural grounds. The plaintiffs did not re-file their claim, and as a result, this matter is concluded.
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to this customer in the amount of $0.7 million, which resolved a portion of the claim. In the first quarter of 2016, this customer requested an additional reimbursement, which we are currently evaluating, related to these alleged defects. We continue to work towards a final resolution of this matter and consider a loss to be probable. As of June 30, 2016, we have recorded an accrual of $2.2 million, representing our estimate of the minimum loss related to this matter. We are still in negotiations with the customer, and cannot estimate an upper end of the potential range of loss as we do not know the number of parts or vehicles that will ultimately be involved in the claim.
In the first quarter of 2014, a second customer alleged similar non-safety related defects. In the second quarter of 2015, we settled with this customer for an immaterial amount.
In the fourth quarter of 2015, an additional customer raised similar complaints involving other vehicles from the same approximate production period. On April 15, 2016, we settled this matter with this customer for $0.4 million.

11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement.
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fell:

	June 30, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$12,093	$—	$—	$28,569	$—
Commodity forward contracts	—	4,850	—	—	42	—
Total	$—	$16,943	$—	$—	$28,611	$—
Liabilities
Foreign currency forward contracts	$—	$26,334	$—	$—	$20,561	$—
Commodity forward contracts	—	2,832	—	—	13,685	—
Total	$—	$29,166	$—	$—	$34,246	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of June 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
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
As of June 30, 2016, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$977,745	$—	$977,745	$—	$982,695	$—	$963,041	$—
4.875% Senior Notes	$500,000	$—	$502,500	$—	$500,000	$—	$484,690	$—
5.625% Senior Notes	$400,000	$—	$416,000	$—	$400,000	$—	$409,252	$—
5.0% Senior Notes	$700,000	$—	$703,066	$—	$700,000	$—	$675,941	$—
6.25% Senior Notes	$750,000	$—	$776,250	$—	$750,000	$—	$781,410	$—
Revolving Credit Facility	$125,000	$—	$122,250	$—	$280,000	$—	$266,877	$—

(1)	The carrying value is presented excluding discount and deferred financing costs.
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
In March 2016, we acquired $50.0 million of Series B Preferred Stock of Quanergy. In accordance with the guidance in ASC Topic 323, Investments - Equity Method and Joint Ventures, we have accounted for this investment as a cost method investment under ASC 325-20, Cost Method Investments, as the Series B Preferred Stock is not "in substance" common stock and does not have a readily determinable fair value. Fair value of this cost method investment as of June 30, 2016 has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
12. Derivative Instruments and Hedging Activities
As required by ASC Topic 815, Derivatives and Hedging ("ASC 815"), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We currently only utilize cash flow hedges.
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

We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of June 30, 2016 and December 31, 2015, we had posted no cash collateral.
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
For the three and six months ended June 30, 2016 and June 30, 2015, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of June 30, 2016, we estimate that $11.7 million in net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending June 30, 2017.

As of June 30, 2016, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
96.6 EUR	Various from September 2014 to June 2016	July 29, 2016	Euro to U.S. Dollar Exchange Rate	1.12 USD	Non-designated
454.5 EUR	Various from September 2014 to June 2016	Various from August 2016 to May 2018	Euro to U.S. Dollar Exchange Rate	1.14 USD	Designated
157.0 CNY	June 27, 2016	July 29, 2016	U.S. Dollar to Chinese Renminbi Exchange Rate	6.69 CNY	Non-designated
212.0 JPY	June 28, 2016	July 29, 2016	U.S. Dollar to Japanese Yen Exchange Rate	102.60 JPY	Non-designated
47,900.0 KRW	Various from September 2014 to June 2016	July 29, 2016	U.S. Dollar to Korean Won Exchange Rate	1,182.23 KRW	Non-designated
46,793.2 KRW	Various from September 2014 to June 2016	Various from August 2016 to May 2018	U.S. Dollar to Korean Won Exchange Rate	1,160.77 KRW	Designated
5.7 MYR	Various from September 2014 to August 2015	July 29, 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.72 MYR	Non-designated
95.2 MYR	Various from September 2014 to June 2016	Various from August 2016 to May 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.07 MYR	Designated
207.8 MXN	Various from September 2014 to June 2016	July 29, 2016	U.S. Dollar to Mexican Peso Exchange Rate	17.17 MXN	Non-designated
2,093.4 MXN	Various from September 2014 to June 2016	Various from August 2016 to May 2018	U.S. Dollar to Mexican Peso Exchange Rate	17.63 MXN	Designated
9.1 GBP	Various from October 2014 to June 2016	July 29, 2016	British Pound Sterling to U.S. Dollar Exchange Rate	1.42 USD	Non-designated
54.6 GBP	Various from October 2014 to June 2016	Various from August 2016 to May 2018	British Pound Sterling to U.S. Dollar Exchange Rate	1.50 USD	Designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of June 30, 2016:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,122,435 troy oz.	July 2016-May 2018	$16.35
Gold	11,755 troy oz.	July 2016-May 2018	$1,183.48
Nickel	346,875 pounds	July 2016-May 2018	$5.37
Aluminum	4,533,806 pounds	July 2016-May 2018	$0.78
Copper	6,045,472 pounds	July 2016-May 2018	$2.47
Platinum	6,778 troy oz.	July 2016-May 2018	$1,043.80
Palladium	1,699 troy oz.	July 2016-May 2018	$614.90
Zinc	125,002 troy oz.	July 2016-October 2016	$1.04
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$7,204	$20,057	Accrued expenses and other current liabilities	$16,921	$13,851
Foreign currency forward contracts	Other assets	3,262	5,382	Other long-term liabilities	5,883	3,763
Total		$10,466	$25,439		$22,804	$17,614
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$3,093	$—	Accrued expenses and other current liabilities	$2,411	$10,876
Commodity forward contracts	Other assets	1,757	42	Other long-term liabilities	421	2,809
Foreign currency forward contracts	Prepaid expenses and other current assets	1,627	3,130	Accrued expenses and other current liabilities	3,530	2,947
Total		$6,477	$3,172		$6,362	$16,632
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 11, "Fair Value Measures," for more information on these measurements.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2016 and June 30, 2015:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Foreign currency forward contracts	$13,436	$(13,113)	Net revenue	$3,838	$14,741
Foreign currency forward contracts	$(14,749)	$3,277	Cost of revenue	$(5,390)	$(1,725)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	June 30, 2016	June 30, 2015
Commodity forward contracts	$5,423	$(4,710)	Other, net
Foreign currency forward contracts	$(208)	$(1,378)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2016 and June 30, 2015:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Foreign currency forward contracts	$(5,881)	$31,904	Net revenue	$12,304	$25,542
Foreign currency forward contracts	$(13,869)	$(3,784)	Cost of revenue	$(10,023)	$(3,244)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	June 30, 2016	June 30, 2015
Commodity forward contracts	$10,731	$(6,116)	Other, net
Foreign currency forward contracts	$(4,085)	$3,330	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2016, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $29.7 million. As of June 30, 2016, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

13. Other, Net
Other, net consisted of the following (losses)/gains for the three and six months ended June 30, 2016 and June 30, 2015:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Currency remeasurement loss on net monetary assets	$(5,460)	$(60)	$(1,157)	$(5,728)
Gain/(loss) on commodity forward contracts	5,423	(4,710)	10,731	(6,116)
(Loss)/gain on foreign currency forward contracts	(208)	(1,378)	(4,085)	3,330
Loss on debt financing	—	(5,974)	—	(25,538)
Other	375	37	129	210
Other, net	$130	$(12,085)	$5,618	$(33,842)
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

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2016 and June 30, 2015:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net revenue:
Performance Sensing	$615,570	$606,353	$1,212,745	$1,197,605
Sensing Solutions	211,975	164,092	411,349	323,525
Total net revenue	$827,545	$770,445	$1,624,094	$1,521,130
Segment operating income (as defined above):
Performance Sensing	$152,525	$153,008	$298,312	$296,880
Sensing Solutions	68,175	52,117	131,423	101,335
Total segment operating income	220,700	205,125	429,735	398,215
Corporate and other	(40,544)	(56,805)	(84,690)	(100,975)
Amortization of intangible assets	(50,563)	(45,075)	(101,010)	(90,884)
Restructuring and special charges	(1,475)	(10,089)	(2,330)	(10,809)
Profit from operations	128,118	93,156	241,705	195,547
Interest expense, net	(41,757)	(31,562)	(84,025)	(66,323)
Other, net	130	(12,085)	5,618	(33,842)
Income before taxes	$86,491	$49,509	$163,298	$95,382
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2016 and June 30, 2015, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic weighted-average ordinary shares outstanding	170,723	170,007	170,563	169,747
Dilutive effect of stock options	491	1,416	540	1,491
Dilutive effect of unvested restricted securities	129	244	196	226
Diluted weighted-average ordinary shares outstanding	171,343	171,667	171,299	171,464
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and six months ended June 30, 2016 and June 30, 2015, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Anti-dilutive shares excluded	1,622	340	1,449	481
Contingently issuable shares excluded	736	477	581	387

16. Acquisitions
CST
On December 1, 2015, we completed the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China (collectively, "CST"), for an aggregate purchase price of $1,000.8 million. The acquisition included the Kavlico, BEI, Crydom, and Newall product lines and brands, and encompassed sales, engineering, and manufacturing sites in the U.S., the U.K., Germany, France, and Mexico. We acquired CST to further extend our sensing content beyond automotive markets and build scale in pressure sensing. Portions of CST are being integrated into each of our segments.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$41,100
Inventories	40,679
Prepaid expenses and other current assets	13,899
Property, plant and equipment	32,120
Other intangible assets	535,826
Goodwill	581,327
Other assets	39
Accounts payable	(19,088)
Accrued expenses and other current liabilities	(27,031)
Deferred income tax liabilities	(202,506)
Pension and other post-retirement benefit obligations	(3,767)
Other long term liabilities	(415)
Fair value of net assets acquired, excluding cash and cash equivalents	992,183
Cash and cash equivalents	8,612
Fair value of net assets acquired	$1,000,795
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $581.3 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and preliminary weighted-average lives:

	Acquisition Date Fair Value	Weighted- Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$184,890	16
Customer relationships	308,496	15
Tradenames	41,900	25
Computer software	540	2
Total	$535,826	16
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
Pro forma results
The following unaudited table presents the pro forma Net revenue and Net income of the combined entity for the six months ended June 30, 2015, had we acquired CST on January 1, 2014.

For the six months ended
June 30, 2015
Pro forma net revenue	$1,681,372
Pro forma net income	$72,708

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

•
risks associated with our non-U.S. operations, including compliance with export control regulations, foreign currency risks, and the potential for changes in socio-economic conditions and/or monetary and fiscal policies, including as a result of the impending exit of the U.K. from the European Union;

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
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	For the three months ended
	June 30, 2016		June 30, 2015
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$615.6	74.4%	$606.4	78.7%
Sensing Solutions	212.0	25.6	164.1	21.3
Net revenue	827.5	100.0	770.4	100.0
Operating costs and expenses:
Cost of revenue	537.4	64.9	517.9	67.2
Research and development	32.3	3.9	31.2	4.1
Selling, general and administrative	77.7	9.4	73.0	9.5
Amortization of intangible assets	50.6	6.1	45.1	5.9
Restructuring and special charges	1.5	0.2	10.1	1.3
Total operating costs and expenses	699.4	84.5	677.3	87.9
Profit from operations	128.1	15.5	93.2	12.1
Interest expense, net	(41.8)	(5.0)	(31.6)	(4.1)
Other, net	0.1	0.0	(12.1)	(1.6)
Income before taxes	86.5	10.5	49.5	6.4
Provision for income taxes	21.0	2.5	8.6	1.1
Net income	$65.5	7.9%	$40.9	5.3%
Net revenue. Net revenue for the three months ended June 30, 2016 increased $57.1 million, or 7.4%, to $827.5 million from $770.4 million for the three months ended June 30, 2015. This increase in net revenue was composed of a 1.5% increase in Performance Sensing and a 29.2% increase in Sensing Solutions, as described in more detail below. Organic revenue growth (or decline), a non-GAAP financial measure, will also be addressed in the following discussion. See the section entitled "Non-GAAP Financial Measures" below for further information.
Performance Sensing net revenue for the three months ended June 30, 2016 increased $9.2 million, or 1.5%, to $615.6 million from $606.4 million for the three months ended June 30, 2015. Excluding 2.0% growth due to the net impact of an acquisition and exited businesses (described in more detail below) and a 1.3% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 0.8% when compared to the three months ended June 30, 2015. We acquired CST (as defined in Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a portion of which is being integrated into the Performance Sensing segment, in the fourth quarter of 2015. The impact of this acquisition was partially offset by the impact of the termination of unprofitable business activities in 2015, primarily at our Schrader Brazil facility. The organic revenue growth was primarily driven by continued content growth in our Europe and China automotive end-markets, partially offset by price reductions and weaker performance in the heavy vehicle off-road ("HVOR") end-market, particularly the North American Class 8 truck market. However, our performance in the HVOR end-market for the second quarter of 2016 represented modest sequential improvement from the first quarter of 2016. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, and operator controls that in turn lead to greater demand for our sensors. The growth in content was primarily the result of design wins on new business opportunities that are now in production, which reflects both consumer demand and the ongoing evolution and impact of new regulations, including the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia. We believe Performance Sensing net revenue for the full year 2016 will grow due to higher content, partially offset by the impact of further weakness in the global agriculture and construction equipment markets.
Sensing Solutions net revenue for the three months ended June 30, 2016 increased $47.9 million, or 29.2%, to $212.0 million from $164.1 million for the three months ended June 30, 2015. Excluding 32.6% growth due to the impact of the acquisition of CST in the fourth quarter of 2015 and a 1.0% decline due to changes in foreign currency exchange rates, organic revenue decline was 2.4% when compared to the three months ended June 30, 2015. The organic revenue decline was primarily due to broadly weaker global economic conditions. However, in China, a previous area of concern, we saw sequential net revenue growth in the second quarter of 2016 from the first quarter of 2016. We believe year over year comparisons for Sensing Solutions net revenue will improve in the second half of 2016, despite continued high inventory levels in the supply chain.
Cost of revenue. Cost of revenue for the three months ended June 30, 2016 and June 30, 2015 was $537.4 million (64.9% of net revenue) and $517.9 million (67.2% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to productivity gains and certain charges incurred in the second quarter of 2015 that did not recur in 2016, including a $5.0 million charge related to the write-down of certain assets associated with the shutdown of our Schrader Brazil manufacturing facility (refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details related to this charge), and certain charges related to litigations and claims, including $4.0 million associated with a warranty claim by a U.S. automaker, and $0.8 million associated with the settlement of litigation with SGL Italia. We anticipate that cost of revenue as a percentage of net revenue will further decline as we continue to integrate recently acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integrations of Schrader and CST are anticipated to take up to three years due to their size and scope.
Research and development expense. Research and development ("R&D") expense for the three months ended June 30, 2016 and June 30, 2015 was $32.3 million (3.9% of net revenue) and $31.2 million (4.1% of net revenue), respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2016 and June 30, 2015 was $77.7 million (9.4% of net revenue) and $73.0 million (9.5% of net revenue), respectively. SG&A expense increased primarily due to SG&A expenses related to the normal operations of CST, partially offset by the one-time write-off, in the second quarter of 2015, of a $5.0 million tax indemnification asset related to a pre-acquisition tax liability that was favorably resolved. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2016 and June 30, 2015 was $50.6 million and $45.1 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of the acquisition of CST, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to CST, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended June 30, 2016 and June 30, 2015 were $1.5 million and $10.1 million, respectively. Restructuring and special charges decreased primarily due to certain restructuring charges incurred in the second quarter of 2015 that did not recur in 2016, including acquisition-related restructuring charges and $4.0 million of severance charges related to the closing of our Schrader Brazil manufacturing facility.

Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the three months ended June 30, 2016 and June 30, 2015 was $41.8 million and $31.6 million, respectively. Interest expense, net increased primarily as a result of the issuance of new debt related to the acquisition of CST in the fourth quarter of 2015, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our refinancing activities in the first half of 2015.
Other, net. Other, net for the three months ended June 30, 2016 and June 30, 2015 represented of a gain of $0.1 million and a loss of $12.1 million, respectively. The favorable change in Other, net relates primarily to commodity forward contracts and losses on debt financing transactions incurred during the second quarter of 2015 that did not recur in 2016. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the three months ended June 30, 2016 and June 30, 2015 was $21.0 million and $8.6 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.
The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in profitable jurisdictions and the impact of changes in foreign currency exchange rates.
Deferred taxes, in part, involve accounting for differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. The future related consequences of these differences result in deferred tax assets and liabilities. We assess the recoverability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized. To the extent we believe that a more likely than not standard cannot be met, we record a valuation allowance against the related deferred tax asset. Significant management judgment is required in determining the need for a valuation allowance against deferred tax assets. We review the need for valuation allowances jurisdictionally during each reporting period based on information available to us at that time. We have significant valuation allowances in certain jurisdictions where our businesses have historically incurred operating losses. Should our judgment change about the need for a valuation allowance, it may result in the recognition of a valuation allowance or the reduction of some or all of the previously recognized valuation allowances, possibly resulting in a material tax provision or benefit in the period of such change.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the six months ended
	June 30, 2016		June 30, 2015
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,212.7	74.7%	$1,197.6	78.7%
Sensing Solutions	411.3	25.3	323.5	21.3
Net revenue	1,624.1	100.0	1,521.1	100.0
Operating costs and expenses:
Cost of revenue	1,065.8	65.6	1,024.5	67.4
Research and development	63.6	3.9	62.0	4.1
Selling, general and administrative	149.6	9.2	137.4	9.0
Amortization of intangible assets	101.0	6.2	90.9	6.0
Restructuring and special charges	2.3	0.1	10.8	0.7
Total operating costs and expenses	1,382.4	85.1	1,325.6	87.1
Profit from operations	241.7	14.9	195.5	12.9
Interest expense, net	(84.0)	(5.2)	(66.3)	(4.4)
Other, net	5.6	0.3	(33.8)	(2.2)
Income before taxes	163.3	10.1	95.4	6.3
Provision for income taxes	37.2	2.3	19.1	1.3
Net income	$126.1	7.8%	$76.3	5.0%
Net revenue. Net revenue for the six months ended June 30, 2016 increased $103.0 million, or 6.8%, to $1,624.1 million from $1,521.1 million for the six months ended June 30, 2015. This increase in net revenue was composed of a 1.3% increase in Performance Sensing and a 27.1% increase in Sensing Solutions, as described in more detail below. Organic revenue growth (or decline), a non-GAAP financial measure, will also be addressed in the following discussion. See the section entitled "Non-GAAP Financial Measures" below for further information.
Performance Sensing net revenue for the six months ended June 30, 2016 increased $15.1 million, or 1.3%, to $1,212.7 million from $1,197.6 million for the six months ended June 30, 2015. Excluding 2.2% growth due to the net impact of an acquisition and exited businesses (described in more detail below) and a 1.7% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 0.8% when compared to the six months ended June 30, 2015. We acquired CST, a portion of which is being integrated into the Performance Sensing segment, in the fourth quarter of 2015. The impact of this acquisition was partially offset by the impact of the termination of unprofitable business activities in 2015, primarily at our Schrader Brazil facility. The organic revenue growth was primarily driven by continued content growth in our Europe and China automotive end-markets, partially offset by price reductions and weaker performance in the HVOR end-market, particularly the North American Class 8 truck market. The growth in content was primarily the result of design wins on new business opportunities that are now in production, which reflects both consumer demand and the ongoing evolution and impact of new regulations, including the CAFE requirements in the U.S., Euro VI requirements in Europe, and China 4 requirements in Asia.
Sensing Solutions net revenue for the six months ended June 30, 2016 increased $87.8 million, or 27.1%, to $411.3 million from $323.5 million for the six months ended June 30, 2015. Excluding 33.0% growth due to the impact of the acquisition of CST in the fourth quarter of 2015 and a 1.1% decline due to changes in foreign currency exchange rates, organic revenue decline was 4.8% when compared to the six months ended June 30, 2015. The organic revenue decline was primarily due to broadly weaker global economic conditions.
Cost of revenue. Cost of revenue for the six months ended June 30, 2016 and June 30, 2015 was $1,065.8 million (65.6% of net revenue) and $1,024.5 million (67.4% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to lower material costs (driven in part by lower commodity prices) and other productivity gains, partially offset by additional amortization of inventory related to the step-up in fair value as a result of the acquisition of CST. In addition, there were certain charges incurred in the first half of 2015 that did not recur in 2016, including a $5.0 million charge related to the write-down of certain assets associated with the shutdown of our Schrader Brazil manufacturing facility (refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly

Report on Form 10-Q for more details related to this charge), and certain charges related to litigations and claims, including $4.0 million associated with a warranty claim by a U.S. automaker, and $0.8 million associated with the settlement of litigation with SGL Italia.
Research and development expense. Research and development ("R&D") expense for the six months ended June 30, 2016 and June 30, 2015 was $63.6 million (3.9% of net revenue) and $62.0 million (4.1% of net revenue), respectively.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the six months ended June 30, 2016 and June 30, 2015 was $149.6 million (9.2% of net revenue) and $137.4 million (9.0% of net revenue), respectively. SG&A expense increased primarily due to SG&A expenses related to the normal operations of CST, partially offset by the one-time write-off, in the second quarter of 2015, of a $5.0 million tax indemnification asset related to a pre-acquisition tax liability that was favorably resolved.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2016 and June 30, 2015 was $101.0 million and $90.9 million, respectively. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of the acquisition of CST, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to CST, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the six months ended June 30, 2016 and June 30, 2015 were $2.3 million and $10.8 million, respectively. Restructuring and special charges decreased primarily due to certain restructuring charges incurred in the second quarter of 2015 that did not recur in the second quarter of 2016, including acquisition-related restructuring charges and $4.0 million of severance charges related to the closing of our Schrader Brazil manufacturing facility. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the six months ended June 30, 2016 and June 30, 2015 was $84.0 million and $66.3 million, respectively. Interest expense, net increased primarily as a result of the issuance of new debt related to the acquisition of CST in the fourth quarter of 2015, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of our refinancing activities in the first half of 2015.
Other, net. Other, net for the six months ended June 30, 2016 and June 30, 2015 represented of a gain of $5.6 million and a loss of $33.8 million, respectively. The favorable change in Other, net relates primarily to commodity forward contracts and losses on debt financing transactions incurred during the first half of 2015 that did not recur in 2016. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details of the gains and losses included within this account.
Provision for income taxes. Provision for income taxes for the six months ended June 30, 2016 and June 30, 2015 was $37.2 million and $19.1 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.
The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in profitable jurisdictions and the impact of changes in foreign currency exchange rates.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth (or decline), which is a non-GAAP financial measure. Organic revenue growth (or decline) is defined as the reported percentage change in net revenue (including the impact of price reductions) calculated in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding the impact of acquisitions, exited businesses, and the effect of changes in foreign currency exchange rates.
We believe organic revenue growth (or decline) provides investors with helpful information with respect to our operating performance, and we use organic revenue growth (or decline) to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe organic revenue growth (or decline) provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
However, organic revenue growth (or decline) should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for net revenue growth prepared in accordance with U.S. GAAP. In addition, our measure of organic revenue growth (or decline) may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
We held cash and cash equivalents of $309.1 million and $342.3 million at June 30, 2016 and December 31, 2015, respectively, of which $57.8 million and $124.6 million, respectively, was held in the Netherlands, $9.2 million and $33.4 million, respectively, was held by U.S. subsidiaries, and $242.1 million and $184.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2016 and June 30, 2015. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(Amount in millions)	June 30, 2016	June 30, 2015
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$306.6	$260.8
Changes in operating assets and liabilities, net of effects of acquisitions	(59.9)	(48.6)
Operating activities	246.6	212.2
Investing activities	(109.1)	(83.9)
Financing activities	(170.6)	(112.9)
Net change	$(33.1)	$15.5
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2016 and June 30, 2015 was $246.6 million and $212.2 million, respectively. The increase in cash provided by operating activities relates primarily to improved profitability, partially offset by the timing of customer receipts.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2016 and June 30, 2015 was $109.1 million and $83.9 million, respectively, which included $64.5 million and $86.8 million, respectively, in capital expenditures. The decrease in capital expenditures was contemplated in our planning and relates largely to the completion of certain activities in 2015, including the construction of certain equipment and facilities and capital spending related to acquisition and integration activities. Net cash used in investing activities for the six months ended June 30, 2016 also included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc.
In 2016, we anticipate capital expenditures of approximately $150 million to $175 million, which we expect to be funded with cash flows from operations.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2016 and June 30, 2015 was $170.6 million and $112.9 million, respectively. Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of $168.7 million in payments on debt, including $155.0 million in payments on the Revolving Credit Facility.
For the six months ended June 30, 2015, net cash used in financing activities consisted primarily of $1,892.3 million in payments on debt and $28.9 million in payments of debt issuance costs, partially offset by $1,795.1 million of proceeds from the issuance of debt. Payments on debt and proceeds from the issuance of debt relate primarily to certain debt refinancing activities and $105.0 million of borrowings and payments under the Revolving Credit Facility at various times during the first half of 2015. These debt refinancing activities include refinancing $990.1 million of certain outstanding term loans through the issuance of the Term Loan and refinancing $700.0 million in aggregate principal amount of 6.5% senior notes due 2019 with $700.0 million aggregate principal amount of 5.0% senior notes due 2025. The remaining cash payments on debt primarily consisted of $75.0 million paid on a previously held term loan facility.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2016, we had $3,491.4 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of June 30, 2016 is as follows:

	Maturity Date	June 30, 2016
Term Loan	October 14, 2021	$977,745
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Revolving Credit Facility	March 26, 2020	125,000
Less: discount		(18,884)
Less: deferred financing costs		(35,899)
Less: current portion		(134,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,263,061

Capital lease and other financing obligations		$38,643
Less: current portion		(4,302)
Capital lease and other financing obligations, less current portion		$34,341
As of June 30, 2016, there was $289.5 million of availability under the Revolving Credit Facility, net of $5.5 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016 and 2017.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of June 30, 2016 $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2016, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
The credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement") stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2016.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 21, 2016, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the six months ended June 30, 2016, we did not repurchase any ordinary shares under the program. At June 30, 2016, $250.0 million remained available for share repurchase under the program.
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
As of June 30, 2016, we were in compliance with all covenants and default provisions under our credit arrangements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers), the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. ASU 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. We are currently evaluating when to adopt ASU 2016-02 and the impact that this adoption will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of its simplification initiative. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The provisions of ASU 2016-09 that will impact us are as follows: (1) an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures, and (2) companies will be allowed to withhold shares, upon either the exercise of options or vesting of restricted securities, with an aggregate fair value in excess of the minimum statutory withholding requirement and still qualify for the exception to liability classification. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. Amendments related to the provisions that are applicable to Sensata must be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted. We are currently evaluating when to adopt ASU 2016-09 and the impact that this adoption will have on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As discussed in Part I, Item 3—"Legal Proceedings," in our Annual Report on Form 10-K for the year ended December 31, 2015, we are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. Information on certain legal proceedings in which we are involved is included in Note 10, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of the current litigation matters that are pending against us will not have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. The information presented below updates and should be read in connection with the risk factors and information previously disclosed therein.
The recent vote by the United Kingdom to leave the European Union could adversely affect us.
The United Kingdom ("U.K.") held a referendum on June 23, 2016 on its membership in the European Union ("E.U."), in which a majority of U.K. voters voted to exit the E.U. (commonly referred to as "Brexit"). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. These negotiations will determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The referendum has also given rise to calls for the governments of other E.U. member states to consider withdrawal from the E.U.
The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and contribute to instability in global financial markets. We have substantial sales and operations in the E.U., and manufacturing operations in the U.K. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2016	54,562	(1)	$37.06	—	$250.0
May 1 through May 31, 2016	—		$—	—	$250.0
June 1 through June 30, 2016	—		$—	—	$250.0
Total	54,562		$37.06	—	$250.0
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended Articles of Association of Sensata Technologies Holding N.V.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 26, 2016
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)