Form 10-Q
period 2016-09-30
Sensata Technologies Holding N.V.
filed 2016-10-25
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 14, 2016, 170,860,233 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$299,887	$342,263
Accounts receivable, net of allowances of $11,256 and $9,535 as of September 30, 2016 and December 31, 2015, respectively	532,571	467,567
Inventories	372,968	358,701
Prepaid expenses and other current assets	90,901	109,392
Total current assets	1,296,327	1,277,923
Property, plant and equipment, net	722,429	694,155
Goodwill	3,008,894	3,019,743
Other intangible assets, net of accumulated amortization of $1,564,503 and $1,412,931 as of September 30, 2016 and December 31, 2015, respectively	1,118,861	1,262,572
Deferred income tax assets	34,102	26,417
Other assets	70,380	18,100
Total assets	$6,250,993	$6,298,910
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$14,475	$300,439
Accounts payable	324,273	290,779
Income taxes payable	17,566	21,968
Accrued expenses and other current liabilities	265,631	251,989
Total current liabilities	621,945	865,175
Deferred income tax liabilities	410,019	390,490
Pension and other post-retirement benefit obligations	34,518	34,314
Capital lease and other financing obligations, less current portion	33,255	36,219
Long-term debt, net of discount and deferred financing costs, less current portion	3,262,409	3,264,333
Other long-term liabilities	34,610	39,803
Total liabilities	4,396,756	4,630,334
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued as of September 30, 2016 and December 31, 2015	2,289	2,289
Treasury shares, at cost, 7,577 and 8,038 shares as of September 30, 2016 and December 31, 2015, respectively	(307,272)	(324,994)
Additional paid-in capital	1,639,303	1,626,024
Retained earnings	570,626	391,247
Accumulated other comprehensive loss	(50,709)	(25,990)
Total shareholders’ equity	1,854,237	1,668,576
Total liabilities and shareholders’ equity	$6,250,993	$6,298,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net revenue	$789,798	$727,360	$2,413,892	$2,248,490
Operating costs and expenses:
Cost of revenue	508,944	476,634	1,574,763	1,501,142
Research and development	31,601	30,816	95,240	92,794
Selling, general and administrative	75,046	66,233	224,637	203,637
Amortization of intangible assets	50,562	45,184	151,572	136,068
Restructuring and special charges	837	1,615	3,167	12,424
Total operating costs and expenses	666,990	620,482	2,049,379	1,946,065
Profit from operations	122,808	106,878	364,513	302,425
Interest expense, net	(41,176)	(29,706)	(125,201)	(96,029)
Other, net	(726)	(10,805)	4,892	(44,647)
Income before taxes	80,906	66,367	244,204	161,749
Provision for income taxes	11,121	13,215	48,297	32,342
Net income	$69,785	$53,152	$195,907	$129,407
Basic net income per share	$0.41	$0.31	$1.15	$0.76
Diluted net income per share	$0.41	$0.31	$1.14	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$69,785	$53,152	$195,907	$129,407
Other comprehensive loss, net of tax:
Deferred loss on derivative instruments, net of reclassifications	(8,485)	(17,430)	(25,010)	(13,058)
Defined benefit and retiree healthcare plans	24	742	291	760
Other comprehensive loss	(8,461)	(16,688)	(24,719)	(12,298)
Comprehensive income	$61,324	$36,464	$171,188	$117,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$195,907	$129,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,649	71,162
Amortization of deferred financing costs and original issue discounts	5,501	4,755
Currency remeasurement gain on debt	(66)	(2,082)
Share-based compensation	13,279	11,093
Loss on debt financing	—	25,538
Amortization of inventory step-up to fair value	2,319	—
Amortization of intangible assets	151,572	136,068
Deferred income taxes	15,706	11,237
Unrealized loss on hedges and other non-cash items	726	13,541
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(65,373)	(37,021)
Inventories	(20,624)	14,969
Prepaid expenses and other current assets	2,320	(22,483)
Accounts payable and accrued expenses	33,371	8,840
Income taxes payable	(6,361)	7,090
Other	(9,575)	(8,401)
Net cash provided by operating activities	396,351	363,713
Cash flows from investing activities:
Acquisition of CST, net of cash received	4,688	—
Acquisition of Schrader, net of cash received	—	(958)
Other acquisitions, net of cash received	—	3,881
Additions to property, plant and equipment and capitalized software	(94,584)	(130,243)
Investment in equity securities	(50,000)	—
Proceeds from the sale of assets	751	102
Net cash used in investing activities	(139,145)	(127,218)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	3,306	15,361
Proceeds from issuance of debt	—	1,795,120
Payments on debt	(297,698)	(1,970,685)
Payments to repurchase ordinary shares	(4,672)	(50)
Payments of debt issuance costs	(518)	(29,361)
Net cash used in financing activities	(299,582)	(189,615)
Net change in cash and cash equivalents	(42,376)	46,880
Cash and cash equivalents, beginning of period	342,263	211,329
Cash and cash equivalents, end of period	$299,887	$258,209
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
Sensata Technologies Holding is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, Bulgaria, Poland, France, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing and Sensing Solutions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable periods in 2015 necessarily representative of those actually experienced for the full year 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
Adopted in fiscal year 2016:
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual reporting periods. We adopted ASU 2015-03 on January 1, 2016, and as a result, as of September 30, 2016 and December 31, 2015, $34.7 million and $38.3 million, respectively, of deferred financing costs were classified as a reduction of long-term debt on our condensed consolidated balance sheets. The adoption of ASU 2015-03 did not have any impact on our statements of operations. Refer to Note 6, "Debt," for a reconciliation of the various components of long-term debt to the condensed consolidated balance sheets.
To be adopted in a future period:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
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
3. Inventories
The components of inventories as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Finished goods	$150,894	$154,827
Work-in-process	71,147	62,084
Raw materials	150,927	141,790
Inventories	$372,968	$358,701

4. Shareholders' Equity
Treasury Shares
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. The share repurchase program may be modified or terminated by our Board of Directors at any time. At September 30, 2016, $250.0 million remained available for the repurchase of shares under this program.

We did not repurchase any ordinary shares under this program during the nine months ended September 30, 2016 or September 30, 2015.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the nine months ended September 30, 2016 and September 30, 2015, we reissued 0.5 million and 0.9 million treasury shares, respectively. During the nine months ended September 30, 2016, in connection with our treasury share reissuances, we recognized a reduction in Retained earnings of $16.5 million.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2016:

	Deferred Gain/(Loss) on Derivative Instruments, Net of Reclassifications	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$3,852	$(29,842)	$(25,990)
Other comprehensive loss before reclassifications	(24,847)	—	(24,847)
Amounts reclassified from accumulated other comprehensive loss	(163)	291	128
Net current period other comprehensive loss	(25,010)	291	(24,719)
Balance as of September 30, 2016	$(21,158)	$(29,551)	$(50,709)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the nine months ended
Component	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Derivative instruments designated and qualifying as cash flow hedges
Foreign currency forward contracts	$(2,771)	$(13,665)	$(15,075)	$(39,207)	Net revenue (1)
Foreign currency forward contracts	4,834	2,576	14,857	5,820	Cost of revenue (1)
Total, before taxes	2,063	(11,089)	(218)	(33,387)	Income before taxes
Income tax effect	(514)	2,767	55	8,347	Provision for income taxes
Total, net of taxes	$1,549	$(8,322)	$(163)	$(25,040)	Net income

Defined benefit and retiree healthcare plans	$(5)	$1,017	$324	$1,327	Various (2)
Income tax effect	29	(275)	(33)	(567)	Provision for income taxes
Total, net of taxes	$24	$742	$291	$760	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

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
5. Restructuring and Special Charges
The following table presents amounts recorded within the condensed consolidated statements of operations associated with our restructuring actions for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Restructuring and special charges	$837	$1,615	$3,167	$12,424
Gain related to changes in foreign currency exchange rates	(36)	(1,368)	(88)	(2,051)
Total	$801	$247	$3,079	$10,373
Gains related to changes in foreign currency exchange rates are associated with the remeasurement of our restructuring liabilities and are recorded in Other, net.
The restructuring and special charges of $0.8 million and $3.2 million recognized during the three and nine months ended September 30, 2016, respectively, consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
The restructuring and special charges of $1.6 million and $12.4 million recognized during the three and nine ended September 30, 2015, respectively, consisted primarily of costs associated with the termination of a limited number of employees in various locations throughout the world and severance charges recorded in connection with acquired businesses, including $4.0 million of severance charges recorded in the second quarter of 2015 related to the closing of our Schrader Brazil manufacturing facility. Additional charges related to the closing of this facility were not recorded in Restructuring and special charges, and are discussed below in Exit and Disposal Activities.
The following table outlines the changes to the restructuring liability associated with the severance portion of our restructuring actions during the nine months ended September 30, 2016:

Severance
Balance at December 31, 2015	$23,986
Charges, net of reversals	1,197
Payments	(5,232)
Impact of changes in foreign currency exchange rates	(88)
Balance at September 30, 2016	$19,863
Exit and Disposal Activities
In the second quarter of 2015, we decided to close our Schrader Brazil manufacturing facility. During the nine months ended September 30, 2015, in connection with this closing, and in addition to the $4.0 million of severance charges recorded in the Restructuring and special charges line of our condensed consolidated statements of operations as discussed above, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including Property, plant and equipment and Inventory. These charges were not included in the restructuring and special charges table above.

6. Debt
Our long-term debt and capital lease and other financing obligations as of September 30, 2016 and December 31, 2015 consisted of the following:

	Maturity Date	September 30, 2016	December 31, 2015
Term Loan	October 14, 2021	$975,270	$982,695
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Revolving Credit Facility	March 26, 2020	—	280,000
Less: discount		(18,270)	(20,116)
Less: deferred financing costs		(34,690)	(38,345)
Less: current portion		(9,901)	(289,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,262,409	$3,264,333

Capital lease and other financing obligations		$37,829	$46,757
Less: current portion		(4,574)	(10,538)
Capital lease and other financing obligations, less current portion		$33,255	$36,219
As of September 30, 2016, there was $414.6 million of availability under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $5.4 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016 and 2017.
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
During the nine months ended September 30, 2016 and the three months ended September 30, 2015, we did not enter into any debt financing transactions.
During the nine months ended September 30, 2015, we recorded a loss of $25.5 million in Other, net, which was primarily composed of fees paid to creditors of $13.3 million and transaction costs incurred with third parties of $5.9 million, with the remainder primarily related to the write-off of unamortized deferred financing costs and original issue discounts.
The debt financing transactions entered into in the nine months ended September 30, 2015 included (1) the settlement of the portion ($620.9 million) of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, (2) the redemption of the remaining $79.1 million of the 6.5% Senior Notes on April 29, 2015, (3) the issuance and sale of the 5.0% Senior Notes on March 26, 2015, (4) the entry, on March 26, 2015, into the fifth amendment of our credit agreement dated as of May 12, 2011 (the "Credit Agreement"), which, among other things, increased the availability on the Revolving Credit Facility by $100.0 million and extended its maturity date to March 26, 2020, and (5) the entry into the sixth amendment of the Credit Agreement on May 11, 2015, which consolidated our then existing terms loans into the Term Loan.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, accrued interest totaled $45.5 million and $26.1 million, respectively.

7. Income Taxes
We recorded a Provision for income taxes for the three months ended September 30, 2016 and September 30, 2015 of $11.1 million and $13.2 million, respectively, and for the nine months ended September 30, 2016 and September 30, 2015 of $48.3 million and $32.3 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.
During the three and nine months ended September 30, 2016, we recognized a benefit from income taxes of $5.1 million and $3.7 million, respectively, related to the change in our U.S. valuation allowance associated with the acquisition of CST (as defined in Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), for which deferred tax liabilities were established related primarily to the step-up of tangible assets for book purposes. Refer to Note 16, "Acquisitions," for discussion of this acquisition.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2016 and September 30, 2015 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$—	$—	$25	$26	$697	$705	$722	$731
Interest cost	332	381	94	66	298	264	724	711
Expected return on plan assets	(659)	(654)	—	—	(249)	(221)	(908)	(875)
Amortization of net loss	118	116	46	90	42	154	206	360
Amortization of prior service credit	—	—	(334)	(334)	(18)	(9)	(352)	(343)
Loss on settlement	140	273	—	—	1	147	141	420
Loss on curtailment	—	—	—	—	—	580	—	580
Net periodic benefit cost	$(69)	$116	$(169)	$(152)	$771	$1,620	$533	$1,584

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2016 and September 30, 2015 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$—	$—	$76	$77	$2,003	$2,199	$2,079	$2,276
Interest cost	1,109	1,142	283	198	887	807	2,279	2,147
Expected return on plan assets	(2,006)	(1,961)	—	—	(714)	(671)	(2,720)	(2,632)
Amortization of net loss/(gain)	355	348	142	270	89	(90)	586	528
Amortization of prior service (credit)/cost	—	—	(1,001)	(1,002)	8	(27)	(993)	(1,029)
Loss on settlement	730	273	—	—	1	440	731	713
Loss on curtailment	—	—	—	—	—	1,115	—	1,115
Net periodic benefit cost	$188	$(198)	$(500)	$(457)	$2,274	$3,773	$1,962	$3,118

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recorded within SG&A expense in the condensed consolidated statements of operations during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock options	$1,621	$1,650	$5,547	$5,305
Restricted securities	3,136	1,862	7,732	5,788
Share-based compensation expense	$4,757	$3,512	$13,279	$11,093
Share-Based Compensation Awards
We grant share-based compensation awards for which vesting is subject only to continued employment and the passage of time (options and restricted stock units ("RSUs")), as well as those for which vesting also depends on the attainment of certain performance criteria (performance options and performance-based restricted stock units ("PRSUs")).
We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2016:

Awards Granted to	Number of Options Granted	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	257	$11.66	Three-year cliff (1)
Various executives and employees	396	$12.36	25% per year over four years
(1) These performance options will vest on January 21, 2019, depending on the satisfaction of certain performance criteria.

We granted the following RSUs and PRSUs under the 2010 Equity Plan during the nine months ended September 30, 2016:

Awards Granted to	Number of RSUs Granted (1)	Number of PRSUs Granted (2)	Weighted- Average Grant Date Fair Value (Combined)
Various executives and employees	280	180	$38.76
Directors	37	—	$37.08
(1) RSUs granted during the nine months ended September 30, 2016 vest on various dates between June 2017 and July 2019.
(2) PRSUs granted during the nine months ended September 30, 2016 vest in April 2019, depending on the extent to which certain performance criteria are met, and could range between 0.0% and 172.5% of the number granted.
On April 25, 2016, our Board of Directors approved retroactive amendments to our RSUs and PRSUs to allow for accelerated vesting upon termination without cause within 24 months after a change in control, as defined in the 2010 Equity Plan. These changes were made in order to provide consistency across our equity awards, to better align management and shareholder interests, and to incorporate equity compensation best practices. There was no change to the terms of our option awards, as Section 4.3(b) of the 2010 Equity Plan specifically provides for accelerated vesting of options upon termination without cause within 24 months after a change in control.
Option Exercises
During the nine months ended September 30, 2016, 342 stock options were exercised, all of which were settled with shares reissued from treasury.
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
During the three and nine months ended September 30, 2016, there were no amounts recorded to earnings related to the SPA.
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
Officers and Directors: Our articles of association provide for indemnification of directors and officers by us to the fullest extent permitted by applicable law, as it now exists or may hereinafter be amended (but, in the case of an amendment, only to the extent such amendment permits broader indemnification rights than permitted prior thereto), against any and all liabilities, including all expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit, or proceeding, provided he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful or outside of his or her mandate. The articles do not provide a limit to the maximum future payments, if any, under the indemnification. No indemnification is provided for in respect of any claim, issue, or matter as to which such person has been adjudged to be liable for gross negligence or willful misconduct in the performance of his or her duty on our behalf.
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

In 2001, a subsidiary of Texas Instruments ("TI") in Brazil ("TI Brazil") was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Sensores e Controles do Brasil Ltda. ("ST Brazil"), is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, TI retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of September 30, 2016.
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
We believe that all of the above matters have now been resolved, with no amount due by us, and as a result, as of September 30, 2016, we have not recorded an accrual related to these matters.
Brazil Local Tax: Schrader International Brasil Ltda. is involved in litigation with the tax department of the State of São Paulo, Brazil (the "São Paulo Tax Department"), which is claiming underpayment of state taxes. The total amount claimed is approximately $26.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Although we do not believe that a loss is probable in this matter, Schrader International Brasil Ltda. has been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. Certain of our subsidiaries have been indemnified by Tomkins Limited (a previous owner of Schrader) for any potential loss relating to this issue, and Tomkins Limited is responsible for and is currently managing the defense of this matter. As of September 30, 2016, we have not recorded an accrual related to this matter.
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
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to this customer in the amount of $0.7 million, which resolved a portion of the claim. In the first quarter of 2016, this customer requested an additional reimbursement, which we are currently evaluating, related to these alleged defects. We continue to work towards a final resolution of this matter and consider a loss to be probable. As of September 30, 2016, we have recorded an accrual of $2.2 million, representing our estimate of the minimum loss related to this matter. We are still in negotiations with the customer, and cannot estimate an upper end of the potential range of loss as we do not know the number of parts or vehicles that will ultimately be involved in the claim.

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
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fell:

	September 30, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$5,131	$—	$—	$28,569	$—
Commodity forward contracts	—	5,098	—	—	42	—
Total	$—	$10,229	$—	$—	$28,611	$—
Liabilities
Foreign currency forward contracts	$—	$28,639	$—	$—	$20,561	$—
Commodity forward contracts	—	1,853	—	—	13,685	—
Total	$—	$30,492	$—	$—	$34,246	$—
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of September 30, 2016 and December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
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
As of September 30, 2016, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$975,270	$—	$977,708	$—	$982,695	$—	$963,041	$—
4.875% Senior Notes	$500,000	$—	$521,875	$—	$500,000	$—	$484,690	$—
5.625% Senior Notes	$400,000	$—	$423,500	$—	$400,000	$—	$409,252	$—
5.0% Senior Notes	$700,000	$—	$717,500	$—	$700,000	$—	$675,941	$—
6.25% Senior Notes	$750,000	$—	$814,223	$—	$750,000	$—	$781,410	$—
Revolving Credit Facility	$—	$—	$—	$—	$280,000	$—	$266,877	$—

(1)	The carrying value is presented excluding discount and deferred financing costs.
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
In March 2016, we acquired $50.0 million of Series B Preferred Stock of Quanergy. In accordance with the guidance in ASC Topic 323, Investments - Equity Method and Joint Ventures, we have accounted for this investment as a cost method investment under ASC 325-20, Cost Method Investments, as the Series B Preferred Stock is not "in substance" common stock and does not have a readily determinable fair value. Fair value of this cost method investment as of September 30, 2016 has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
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
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of September 30, 2016 and December 31, 2015, we had posted no cash collateral.
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
For the three and nine months ended September 30, 2016 and September 30, 2015, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of September 30, 2016, we estimate that $20.6 million in net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending September 30, 2017.

As of September 30, 2016, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Hedge Designation
96.3 EUR	Various from November 2014 to September 2016	October 31, 2016	Euro to U.S. Dollar Exchange Rate	1.13 USD	Non-designated
417.1 EUR	Various from December 2014 to September 2016	Various from November 2016 to August 2018	Euro to U.S. Dollar Exchange Rate	1.14 USD	Designated
194.0 CNY	September 27, 2016	October 31, 2016	U.S. Dollar to Chinese Renminbi Exchange Rate	6.70 CNY	Non-designated
600.0 JPY	September 28, 2016	October 31, 2016	U.S. Dollar to Japanese Yen Exchange Rate	100.48 JPY	Non-designated
54,189.4 KRW	Various from December 2014 to September 2016	October 31, 2016	U.S. Dollar to Korean Won Exchange Rate	1,106.94 KRW	Non-designated
50,073.1 KRW	Various from December 2014 to September 2016	Various from November 2016 to August 2018	U.S. Dollar to Korean Won Exchange Rate	1,155.94 KRW	Designated
5.7 MYR	Various from November 2014 to November 2015	October 28, 2016 and October 31, 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.92 MYR	Non-designated
92.1 MYR	Various from December 2014 to September 2016	Various from November 2016 to August 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.12 MYR	Designated
231.2 MXN	Various from November 2014 to September 2016	October 31, 2016	U.S. Dollar to Mexican Peso Exchange Rate	17.94 MXN	Non-designated
2,016.5 MXN	Various from December 2014 to September 2016	Various from November 2016 to August 2018	U.S. Dollar to Mexican Peso Exchange Rate	18.19 MXN	Designated
4.2 GBP	Various from November 2014 to November 2015	October 31, 2016	British Pound Sterling to U.S. Dollar Exchange Rate	1.52 USD	Non-designated
55.7 GBP	Various from December 2014 to September 2016	Various from November 2016 to December 2018	British Pound Sterling to U.S. Dollar Exchange Rate	1.45 USD	Designated
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

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of September 30, 2016:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,056,717 troy oz.	October 2016- August 2018	$16.97
Gold	12,961 troy oz.	October 2016- August 2018	$1,223.70
Nickel	325,909 pounds	October 2016- August 2018	$5.07
Aluminum	5,112,035 pounds	October 2016- August 2018	$0.77
Copper	6,633,092 pounds	October 2016- August 2018	$2.35
Platinum	7,642 troy oz.	October 2016- August 2018	$1,037.15
Palladium	1,757 troy oz.	October 2016- August 2018	$625.13
Zinc	12,500 pounds	October 2016	$1.03
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,219	$20,057	Accrued expenses and other current liabilities	$19,758	$13,851
Foreign currency forward contracts	Other assets	1,254	5,382	Other long-term liabilities	5,839	3,763
Total		$4,473	$25,439		$25,597	$17,614
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$3,839	$—	Accrued expenses and other current liabilities	$1,545	$10,876
Commodity forward contracts	Other assets	1,259	42	Other long-term liabilities	308	2,809
Foreign currency forward contracts	Prepaid expenses and other current assets	658	3,130	Accrued expenses and other current liabilities	3,042	2,947
Total		$5,756	$3,172		$4,895	$16,632
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 11, "Fair Value Measures," for more information on these measurements.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2016 and September 30, 2015:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Foreign currency forward contracts	$(6,929)	$1,672	Net revenue	$2,771	$13,665
Foreign currency forward contracts	$(6,450)	$(13,816)	Cost of revenue	$(4,834)	$(2,576)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	September 30, 2016	September 30, 2015
Commodity forward contracts	$1,318	$(7,995)	Other, net
Foreign currency forward contracts	$(3,827)	$(939)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2016 and September 30, 2015:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Foreign currency forward contracts	$(12,810)	$33,576	Net revenue	$15,075	$39,207
Foreign currency forward contracts	$(20,319)	$(17,600)	Cost of revenue	$(14,857)	$(5,820)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	September 30, 2016	September 30, 2015
Commodity forward contracts	$12,049	$(14,111)	Other, net
Foreign currency forward contracts	$(7,912)	$2,391	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2016, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $31.0 million. As of September 30, 2016, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

13. Other, Net
Other, net consisted of the following (losses)/gains for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Currency remeasurement gain/(loss) on net monetary assets	$1,707	$(1,944)	$550	$(7,672)
Gain/(loss) on commodity forward contracts	1,318	(7,995)	12,049	(14,111)
(Loss)/gain on foreign currency forward contracts	(3,827)	(939)	(7,912)	2,391
Loss on debt financing	—	—	—	(25,538)
Other	76	73	205	283
Other, net	$(726)	$(10,805)	$4,892	$(44,647)
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

The following table presents Net revenue and Segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net revenue:
Performance Sensing	$584,650	$576,476	$1,797,395	$1,774,081
Sensing Solutions	205,148	150,884	616,497	474,409
Total net revenue	$789,798	$727,360	$2,413,892	$2,248,490
Segment operating income (as defined above):
Performance Sensing	$155,228	$150,782	$453,540	$447,662
Sensing Solutions	67,314	49,734	198,737	151,069
Total segment operating income	222,542	200,516	652,277	598,731
Corporate and other	(48,335)	(46,839)	(133,025)	(147,814)
Amortization of intangible assets	(50,562)	(45,184)	(151,572)	(136,068)
Restructuring and special charges	(837)	(1,615)	(3,167)	(12,424)
Profit from operations	122,808	106,878	364,513	302,425
Interest expense, net	(41,176)	(29,706)	(125,201)	(96,029)
Other, net	(726)	(10,805)	4,892	(44,647)
Income before taxes	$80,906	$66,367	$244,204	$161,749
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2016 and September 30, 2015, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Basic weighted-average ordinary shares outstanding	170,840	170,147	170,656	169,880
Dilutive effect of stock options	431	1,093	504	1,359
Dilutive effect of unvested restricted securities	207	368	199	273
Diluted weighted-average ordinary shares outstanding	171,478	171,608	171,359	171,512
Net income and net income per share are presented in the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2016 and September 30, 2015, certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards that were contingently issuable, for which the contingency had not been satisfied.

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Anti-dilutive shares excluded	1,355	1,160	1,418	707
Contingently issuable shares excluded	735	429	632	401

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
Kavlico is a provider of linear and rotary position sensors to aerospace original equipment manufacturers and Tier 1 suppliers, and pressure sensors to the general industrial and HVOR markets. BEI provides harsh environment position sensors, optical and magnetic encoders, and motion control sensors to the industrial, aerospace, agricultural, and medical device markets. Crydom manufactures solid state relays for power control applications in industrial markets. Newall provides encoders and digital readouts to machinery and machine tool markets.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$41,100
Inventories	40,679
Prepaid expenses and other current assets	13,881
Property, plant and equipment	42,109
Other intangible assets	535,826
Goodwill	576,528
Other assets	39
Accounts payable	(19,088)
Accrued expenses and other current liabilities	(27,123)
Deferred income tax liabilities	(207,586)
Pension and other post-retirement benefit obligations	(3,767)
Other long term liabilities	(415)
Fair value of net assets acquired, excluding cash and cash equivalents	992,183
Cash and cash equivalents	8,612
Fair value of net assets acquired	$1,000,795
The allocation of the purchase price related to this acquisition is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the final valuation assessments of tangible and intangible assets are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $576.5 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.

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
Pro forma results
The following unaudited table presents the pro forma Net revenue and Net income of the combined entity for the nine months ended September 30, 2015, had we acquired CST on January 1, 2014.

For the nine months ended
September 30, 2015
Pro forma net revenue	$2,485,424
Pro forma net income	$122,686

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
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the three months ended
	September 30, 2016		September 30, 2015
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$584.7	74.0%	$576.5	79.3%
Sensing Solutions	205.1	26.0	150.9	20.7
Net revenue	789.8	100.0	727.4	100.0
Operating costs and expenses:
Cost of revenue	508.9	64.4	476.6	65.5
Research and development	31.6	4.0	30.8	4.2
Selling, general and administrative	75.0	9.5	66.2	9.1
Amortization of intangible assets	50.6	6.4	45.2	6.2
Restructuring and special charges	0.8	0.1	1.6	0.2
Total operating costs and expenses	667.0	84.5	620.5	85.3
Profit from operations	122.8	15.5	106.9	14.7
Interest expense, net	(41.2)	(5.2)	(29.7)	(4.1)
Other, net	(0.7)	(0.1)	(10.8)	(1.5)
Income before taxes	80.9	10.2	66.4	9.1
Provision for income taxes	11.1	1.4	13.2	1.8
Net income	$69.8	8.8%	$53.2	7.3%
Net revenue. Net revenue for the three months ended September 30, 2016 increased $62.4 million, or 8.6%, to $789.8 million from $727.4 million for the three months ended September 30, 2015. This increase in net revenue was composed of a 1.4% increase in Performance Sensing and a 36.0% increase in Sensing Solutions, as described in more detail below. Organic revenue growth (or decline), a non-GAAP financial measure, will also be addressed in the following discussion. See the section entitled "Non-GAAP Financial Measures" below for further information.
Performance Sensing net revenue for the three months ended September 30, 2016 increased $8.2 million, or 1.4%, to $584.7 million from $576.5 million for the three months ended September 30, 2015. Excluding 1.8% growth due to the net impact of an acquisition and exited businesses (described in more detail below) and a 1.9% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 1.5% when compared to the three months ended September 30, 2015. We acquired CST (as defined in Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), a portion of which is being integrated into the Performance Sensing segment, in the fourth quarter of 2015. The increase in revenue related to this acquisition was partially offset by the decrease in revenue related to the exit from unprofitable businesses during the last twelve months. The organic revenue growth was primarily driven by continued content growth, particularly in our automotive end-markets in Europe and China, and market stabilization in China, partially offset by price reductions and weak heavy vehicle on- and off-road ("HVOR") markets, particularly the North American Class 8 truck and global construction and agriculture markets.

However, content growth in our HVOR end-markets, which was better than anticipated, helped partially mitigate the impact of this weakness on our results. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles, such as the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, and operator controls that in turn lead to greater demand for our sensors.
Sensing Solutions net revenue for the three months ended September 30, 2016 increased $54.3 million, or 36.0%, to $205.1 million from $150.9 million for the three months ended September 30, 2015. Excluding 34.3% growth due to the impact of the acquisition of CST in the fourth quarter of 2015 and a 0.7% decline due to changes in foreign currency exchange rates, organic revenue growth was 2.4% when compared to the three months ended September 30, 2015. The organic revenue growth was primarily due to stabilization of the market in China. However, global economic conditions remain broadly weak across many of our served end-markets.
Cost of revenue. Cost of revenue for the three months ended September 30, 2016 and September 30, 2015 was $508.9 million (64.4% of net revenue) and $476.6 million (65.5% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to certain charges incurred in the third quarter of 2015 that did not recur in 2016, including a $6.0 million charge related to the settlement of the Bridgestone litigation (refer to Note 14, "Commitments and Contingencies," of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of this litigation and the related settlement) and productivity gains. We anticipate that cost of revenue as a percentage of net revenue will further decline as we continue to drive improvements in productivity and operational efficiencies and as we integrate recently acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integrations of certain acquisitions, for example Schrader and CST, are anticipated to take up to three years due to their size and scope.
Research and development expense. Research and development ("R&D") expense for the three months ended September 30, 2016 and September 30, 2015 was $31.6 million (4.0% of net revenue) and $30.8 million (4.2% of net revenue), respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2016 and September 30, 2015 was $75.0 million (9.5% of net revenue) and $66.2 million (9.1% of net revenue), respectively. SG&A expense increased primarily due to SG&A expense related to CST. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue.
Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2016 and September 30, 2015 was $50.6 million and $45.2 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of the acquisition of CST, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to CST, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the three months ended September 30, 2016 and September 30, 2015 were $0.8 million and $1.6 million, respectively. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of these charges.
Interest expense, net. Interest expense, net for the three months ended September 30, 2016 and September 30, 2015 was $41.2 million and $29.7 million, respectively. Interest expense, net increased primarily as a result of the issuance of new debt related to the acquisition of CST in the fourth quarter of 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details of our existing debt at September 30, 2016.
Other, net. Other, net for the three months ended September 30, 2016 and September 30, 2015 represented losses of $0.7 million and $10.8 million, respectively. The favorable change in Other, net relates primarily to commodity forward contracts.

Refer to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our commodity forward contracts (Note 12, "Derivative Instruments and Hedging Activities") and the other gains and losses included within this account (Note 13, "Other, Net").
Provision for income taxes. Provision for income taxes for the three months ended September 30, 2016 and September 30, 2015 was $11.1 million and $13.2 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.
During the three months ended September 30, 2016, we recognized a benefit from income taxes of $5.1 million related to the change in our U.S. valuation allowance associated with the acquisition of CST, for which deferred tax liabilities were established related primarily to the step-up of tangible assets for book purposes. Refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the acquisition of CST. The remaining change in the provision for income taxes was primarily due to a change in the amount of income recorded in profitable jurisdictions.
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
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the nine months ended
	September 30, 2016		September 30, 2015
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,797.4	74.5%	$1,774.1	78.9%
Sensing Solutions	616.5	25.5	474.4	21.1
Net revenue	2,413.9	100.0	2,248.5	100.0
Operating costs and expenses:
Cost of revenue	1,574.8	65.2	1,501.1	66.8
Research and development	95.2	3.9	92.8	4.1
Selling, general and administrative	224.6	9.3	203.6	9.1
Amortization of intangible assets	151.6	6.3	136.1	6.1
Restructuring and special charges	3.2	0.1	12.4	0.6
Total operating costs and expenses	2,049.4	84.9	1,946.1	86.5
Profit from operations	364.5	15.1	302.4	13.5
Interest expense, net	(125.2)	(5.2)	(96.0)	(4.3)
Other, net	4.9	0.2	(44.6)	(2.0)
Income before taxes	244.2	10.1	161.7	7.2
Provision for income taxes	48.3	2.0	32.3	1.4
Net income	$195.9	8.1%	$129.4	5.8%
Net revenue. Net revenue for the nine months ended September 30, 2016 increased $165.4 million, or 7.4%, to $2,413.9 million from $2,248.5 million for the nine months ended September 30, 2015. This increase in net revenue was composed of a 1.3% increase in Performance Sensing and a 30.0% increase in Sensing Solutions, as described in more detail below. Organic revenue growth (or decline), a non-GAAP financial measure, will also be addressed in the following discussion. See the section entitled "Non-GAAP Financial Measures" below for further information.
Performance Sensing net revenue for the nine months ended September 30, 2016 increased $23.3 million, or 1.3%, to $1,797.4 million from $1,774.1 million for the nine months ended September 30, 2015. Excluding 2.1% growth due to the net impact of an acquisition and exited businesses (described in more detail below) and a 1.8% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 1.0% when compared to the nine months ended September 30, 2015. We acquired CST, a portion of which is being integrated into the Performance Sensing segment, in the fourth quarter of 2015. The increase in revenue related to this acquisition was partially offset by the decrease in revenue related to the exit from unprofitable businesses during the last twelve months. The organic revenue growth was primarily driven by continued content growth, particularly in our automotive end-markets in Europe and China, and market stabilization in China, partially offset by price reductions and weak HVOR markets, particularly the North American Class 8 truck and global construction markets. However, content growth in our HVOR end-markets helped partially mitigate the impact of this weakness on our results. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles, such as the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro VI" requirements in Europe, and "China 4" requirements in Asia, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, and operator controls that in turn lead to greater demand for our sensors.
Sensing Solutions net revenue for the nine months ended September 30, 2016 increased $142.1 million, or 30.0%, to $616.5 million from $474.4 million for the nine months ended September 30, 2015. Excluding 33.4% growth due to the impact of the acquisition of CST in the fourth quarter of 2015 and a 1.0% decline due to changes in foreign currency exchange rates, organic revenue decline was 2.4% when compared to the nine months ended September 30, 2015. The organic revenue decline was primarily due to the effects of broadly weak global economic conditions across many of our served end-markets, partially offset by stabilization of the market in China.
Cost of revenue. Cost of revenue for the nine months ended September 30, 2016 and September 30, 2015 was $1,574.8 million (65.2% of net revenue) and $1,501.1 million (66.8% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to lower material costs (driven in part by lower commodity prices) and other productivity gains, partially offset by additional amortization of inventory related to the step-up in fair value as a result of the acquisition of CST. In addition, there were certain charges incurred in the first nine months of 2015 that did not recur in 2016, including a $6.0 million charge related to the settlement of the Bridgestone litigation in the third quarter of 2015, a $5.0 million charge related to the write-down of certain assets associated with the shutdown of our Schrader Brazil manufacturing facility in the second quarter of 2015, and certain charges taken in the second quarter of 2015 related to litigation and claims, including $4.0 million associated with a warranty claim by a U.S. automaker, and $0.8 million associated with the settlement of litigation with SGL Italia. Refer to Note 14, "Commitments and Contingencies," of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of the settlement of the Bridgestone and SGL Italia litigation and the U.S. automaker warranty claim. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more details around the charge related to the shutdown of the Schrader Brazil manufacturing facility. We anticipate that cost of revenue as a percentage of net revenue will further decline as we continue to drive improvements in productivity and operational efficiencies and as we integrate recently acquired businesses. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integrations of certain acquisitions, for example Schrader and CST, are anticipated to take up to three years due to their size and scope.
Research and development expense. R&D expense for the nine months ended September 30, 2016 and September 30, 2015 was $95.2 million (3.9% of net revenue) and $92.8 million (4.1% of net revenue), respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. These factors may impact our level of R&D expense in the future.
Selling, general and administrative expense. SG&A expense for the nine months ended September 30, 2016 and September 30, 2015 was $224.6 million (9.3% of net revenue) and $203.6 million (9.1% of net revenue), respectively. SG&A expense increased primarily due to SG&A expense related to CST, partially offset by the one-time write-off, in the second quarter of 2015, of a $5.0 million tax indemnification asset related to a pre-acquisition tax liability that was favorably resolved. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs may be fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of net revenue.

Amortization of intangible assets. Amortization expense associated with definite-lived intangible assets for the nine months ended September 30, 2016 and September 30, 2015 was $151.6 million and $136.1 million, respectively. Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be determined. Amortization expense increased primarily due to additional amortization related to intangible assets recognized as a result of the acquisition of CST, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (as intangible assets age, there is generally less economic benefit associated with them). For further discussion of intangible assets related to CST, refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring and special charges. Restructuring and special charges for the nine months ended September 30, 2016 and September 30, 2015 were $3.2 million and $12.4 million, respectively. Restructuring and special charges decreased primarily due to certain restructuring charges incurred in 2015 that did not recur in 2016, including $4.0 million of severance charges incurred in the second quarter of 2016 related to the closing of our Schrader Brazil manufacturing facility. Refer to Note 5, "Restructuring and Special Charges," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these charges.
Interest expense, net. Interest expense, net for the nine months ended September 30, 2016 and September 30, 2015 was $125.2 million and $96.0 million, respectively. Interest expense, net increased primarily as a result of the issuance of new debt related to the acquisition of CST in the fourth quarter of 2015, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in 2015. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details of our debt balances as of September 30, 2016 and for further discussion of our refinancing activities in 2015.
Other, net. Other, net for the nine months ended September 30, 2016 and September 30, 2015 represented a gain of $4.9 million and a loss of $44.6 million, respectively. The favorable change in Other, net relates primarily to commodity forward contracts and losses on debt financing transactions incurred during 2015 that did not recur in 2016. Refer to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our commodity forward contracts (Note 12, "Derivative Instruments and Hedging Activities"), debt financing transactions (Note 6, "Debt"), and the other gains and losses included within this account (Note 13, "Other, Net").
Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2016 and September 30, 2015 was $48.3 million and $32.3 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.
During the nine months ended September 30, 2016, we recognized a benefit from income taxes of $3.7 million related to the change in our U.S. valuation allowance associated with the acquisition of CST, for which deferred tax liabilities were established related primarily to the step-up of tangible assets for book purposes. Refer to Note 16, "Acquisitions," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the acquisition of CST. The remaining change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in profitable jurisdictions and the impact of changes in foreign currency exchange rates.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth (or decline), which is a non-GAAP financial measure. Organic revenue growth (or decline) is defined as the reported percentage change in net revenue calculated in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding the impact of acquisitions, net of exited businesses that occurred within the previous 12 months, and the effect of changes in foreign currency exchange rates.
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

Liquidity and Capital Resources
We held cash and cash equivalents of $299.9 million and $342.3 million at September 30, 2016 and December 31, 2015, respectively, of which $43.5 million and $124.6 million, respectively, was held in the Netherlands, $9.7 million and $33.4 million, respectively, was held by U.S. subsidiaries, and $246.7 million and $184.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2016 and September 30, 2015. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(Amount in millions)	September 30, 2016	September 30, 2015
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$462.6	$400.7
Changes in operating assets and liabilities, net of effects of acquisitions	(66.2)	(37.0)
Operating activities	396.4	363.7
Investing activities	(139.1)	(127.2)
Financing activities	(299.6)	(189.6)
Net change	$(42.4)	$46.9
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2016 and September 30, 2015 was $396.4 million and $363.7 million, respectively. The increase in cash provided by operating activities relates primarily to improved profitability, partially offset by the timing of customer receipts.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2016 and September 30, 2015 was $139.1 million and $127.2 million, respectively, which included $94.6 million and $130.2 million, respectively, in capital expenditures. The decrease in capital expenditures was contemplated in our planning and relates largely to the completion of certain activities in 2015, including the construction of certain equipment and facilities and capital spending related to acquisition and integration activities. Net cash used in investing activities for the nine months ended September 30, 2016 also included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc.
In 2016, we anticipate capital expenditures of approximately $125 million to $150 million, which we expect to be funded with cash flows from operations.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2016 and September 30, 2015 was $299.6 million and $189.6 million, respectively. Net cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of $297.7 million in payments on debt, including $280.0 million in payments on the Revolving Credit Facility.
For the nine months ended September 30, 2015, net cash used in financing activities consisted primarily of $1,970.7 million in payments on debt and $29.4 million in payments of debt issuance costs, partially offset by $1,795.1 million of proceeds from the issuance of debt. Payments on debt and proceeds from the issuance of debt relate primarily to certain debt refinancing activities and $105.0 million of borrowings and $180.0 million of payments under the Revolving Credit Facility at various times during the nine months ended September 30, 2015. The debt refinancing activities include (1) the refinancing of $990.1 million of certain outstanding term loans through the issuance of the Term Loan and (2) the refinancing of $700.0 million in aggregate principal amount of 6.5% senior notes due 2019 with $700.0 million aggregate principal amount of 5.0% senior notes due 2025. The remaining cash payments on debt primarily consisted of $75.0 million paid on a previously held term loan facility.

Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2016, we had $3,363.1 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of September 30, 2016 is as follows:

	Maturity Date	September 30, 2016
Term Loan	October 14, 2021	$975,270
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Revolving Credit Facility	March 26, 2020	—
Less: discount		(18,270)
Less: deferred financing costs		(34,690)
Less: current portion		(9,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,262,409

Capital lease and other financing obligations		$37,829
Less: current portion		(4,574)
Capital lease and other financing obligations, less current portion		$33,255
As of September 30, 2016, there was $414.6 million of availability under the Revolving Credit Facility, net of $5.4 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2016 and 2017.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of September 30, 2016, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2016, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
The credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement") stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Term Loan. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Term Loan upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2016.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 20, 2016, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB with a positive outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.

We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. During the nine months ended September 30, 2016, we did not repurchase any ordinary shares under the program. At September 30, 2016, $250.0 million remained available for share repurchase under the program.
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
As of September 30, 2016, we were in compliance with all covenants and default provisions under our credit arrangements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2016	464	(1)	$35.99	—	$250.0
August 1 through August 31, 2016	—		$—	—	$250.0
September 1 through September 30, 2016	3,667	(1)	$37.89	—	$250.0
Total	4,131		$37.68	—	$250.0
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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 25, 2016
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)