Form 10-K
period 2016-12-31
Sensata Technologies Holding N.V.
filed 2017-02-02
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
 FORM 10-K
__________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34652
 __________________________________________
SENSATA TECHNOLOGIES HOLDING N.V.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________

THE NETHERLANDS	98-0641254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jan Tinbergenstraat 80, 7559 SP Hengelo The Netherlands	31-74-357-8000
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares—nominal value €0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2016 was approximately $5.9 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 13, 2017, 170,879,763 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2017. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

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
We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	risks associated with changes to current policies by the U.S. government;

•	adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our businesses;

•	competitive pressures could require us to lower our prices or result in reduced demand for our products;

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

•
our level of indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations or comply with the covenants contained in the credit agreements;

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
Overview
Sensata, a global industrial technology company, engages in the development, manufacture, and sale of sensors and controls. We produce a wide range of sensors and controls for applications such as pressure sensors in automotive systems, thermal circuit breakers in aircraft, and bimetal current and temperature control devices in electric motors. We can trace our origins back to entities that have been engaged in the sensors and controls business since 1916.
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
Our primary products include low-, medium-, and high-pressure sensors, speed and position sensors, bimetal electromechanical controls, temperature sensors, power conversion and control products, thermal and magnetic-hydraulic circuit breakers, pressure switches, and interconnection products. We develop customized, innovative solutions for specific customer requirements or applications across a variety of end-markets, including automotive, heavy vehicle off-road ("HVOR"), appliance, heating, ventilation, and air conditioning (“HVAC”), industrial, aerospace, data/telecom, semiconductor, and mobile power, among others. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers (“OEMs”) and other multinational companies.
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
We are a global business, with significant operations around the world. As of December 31, 2016, 37%, 36%, and 27% of our fixed assets were located in the Americas, Asia, and Europe, respectively. We have a diverse revenue mix by geography, customer, and end-market. We generated 43%, 25%, and 32% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2016. Our largest customer accounted for approximately 9% of our net revenue for the year ended December 31, 2016. Our net revenue for the year ended December 31, 2016 was derived from the following end-markets: 25.2% from European automotive, 20.1% from North American automotive, 17.8% from Asia and rest of world automotive, 12.8% from HVOR, 9.0% from industrial, 5.9% from appliance and HVAC, 4.7% from aerospace, and 4.5% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Acquisition History
Over the past ten years, we completed the following significant acquisitions:

		Segment
Date	Acquired Entity	Performance Sensing	Sensing Solutions	Purchase Price (in Millions)
July 27, 2007	Airpax Holdings, Inc. ("Airpax")		X	$277.3
January 28, 2011	Automotive on Board ("MSP")	X		$152.5
August 1, 2011	Sensor-NITE Group Companies ("HTS")	X		$324.0
January 2, 2014	Wabash Worldwide Holding Corp. ("Wabash")	X		$59.6
May 29, 2014	Magnum Energy Incorporated ("Magnum")		X	$60.6
August 4, 2014	CoActive U.S. Holdings Inc. ("DeltaTech Controls")	X		$177.8
October 14, 2014	August Cayman Company, Inc. ("Schrader")	X		$1,004.7
December 1, 2015	Custom Sensors & Technologies ("CST") (1)	X	X	$1,000.8

(1)	Includes the acquisition of all of the outstanding shares of certain subsidiaries of Custom Sensors & Technologies Ltd. in the U.S., the U.K., and France, as well as certain assets in China.
Performance Sensing Business
Overview
Our Performance Sensing business is a leading supplier of automotive and HVOR sensors, including pressure sensors, speed and position sensors, temperature sensors, operator controls, and pressure switches. Our Performance Sensing business accounted for approximately 74% of our 2016 net revenue. Products manufactured by our Performance Sensing business are used in a wide variety of applications, including automotive and HVOR air conditioning, braking, exhaust, fuel oil, tire, and transmission applications. We believe that we are one of the largest suppliers of pressure and high temperature sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive and HVOR OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio, which, we believe, helps to protect us against shifts in market share between different OEMs.
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the Performance Sensing segment operating income for the years ended December 31, 2016, 2015, and 2014 and total assets as of December 31, 2016 and 2015.
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
Automotive and HVOR sensors are included in the Performance Sensing business results, while industrial and aerospace sensors are included in the Sensing Solutions business results. Refer to the Sensing Solutions Business Markets section for discussion of industrial and aerospace sensors.
Automotive and HVOR Sensors
Revenue growth from the global automotive and HVOR sensor end-markets, which include applications in powertrain, tire, air conditioning, and chassis control, is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth since the global recession in 2008 and 2009 and are expected to continue to increase over the long-term due to population growth and increased usage of cars in emerging markets. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety, emissions, and greater fuel efficiency, consumer demand for new applications, and productivity for HVOR applications. For example, fuel economy standards such as the Corporate Average Fuel Economy ("CAFE") requirements in the U.S. and emissions requirements such as "Euro VI" in Europe lead to sensor-rich automobile powertrain strategies. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.
According to the LMC Automotive "Global Car & Truck Forecast" for the fourth quarter 2016, the production of global light vehicles in 2016 was approximately 92.4 million units, an increase of 3.9% from 2015.
The automotive and HVOR sensor markets are characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and the OEM or the Tier 1 supplier. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive and HVOR manufacturers once a sensor is designed-in, and we believe is one of the reasons that sensors are rarely changed during a platform life-cycle, which in the case of the automotive end-market typically lasts five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, our experience has been that OEMs and Tier 1 suppliers tend to work with suppliers that have a long track record of quality and on-time delivery and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors, giving participants with a presence in this end-market significant scale advantages over those participating only in smaller, more niche industrial and medical markets.
According to an October 2016 report prepared by Strategy Analytics, Inc., the global automotive sensor market was $21.2 billion in 2016, compared to $20.1 billion in 2015. We believe the increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers of the increase in the global automotive sensor market. We believe that the increasing installation in vehicles of safety, emissions, efficiency, and comfort-related features that depend on sensors for proper functioning, such as electronic stability control, TPMS, advanced driver assistance, and advanced combustion and exhaust after-treatment, will continue to drive increased sensor usage and content growth.
Performance Sensing Products
We offer the following significant products in the Performance Sensing business:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure sensors	Air conditioning systems Transmission Engine oil Suspension Fuel rail Braking Tire pressure monitoring Exhaust after treatment	Automotive HVOR Motorcycle

Speed and position sensors	Transmission Braking Engine	Automotive HVOR

Temperature sensors	Exhaust after-treatment	Automotive HVOR

Pressure switches	Air conditioning systems Power steering Transmission	Automotive HVOR

The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years:

Product Category	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Pressure sensors	$1,724,677	$1,631,678	$1,164,494
Speed and position sensors	305,287	328,102	275,628
Temperature sensors	185,289	191,369	152,662
Pressure switches	56,005	55,607	65,129
Other	114,122	139,470	97,944
Total	$2,385,380	$2,346,226	$1,755,857
Sensing Solutions Business
Overview
We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power conversion and control products, industrial and aerospace sensors, and interconnection products. Our Sensing Solutions business accounted for approximately 26% of our 2016 net revenue. We market and manufacture a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, pressure sensors and switches, temperature sensors and switches/thermostats, linear and rotary position sensors, semiconductor burn-in test sockets, solid state relays, and power inverters. Our control products are sold into industrial, aerospace, military, commercial, medical device, and residential end-markets. We derive most of our Sensing Solutions business revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as internal and external motor and compressor protectors, circuit protection, motor starters, thermostats, switches, semiconductor testing, and light industrial systems. Our industrial and aerospace sensors, including pressure sensors, temperature sensors, and linear and rotary position sensors, provide real time information about the state of a specific system or subsystem, so control adjustments can be made to optimize system performance. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete.
Our Sensing Solutions business benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories ("UL") Standards for Safety, have been written based on the performance and specifications of our control products. We also have U.S. and Canadian Component Recognitions from UL, a U.S.-based organization that issues safety standards for many electrical products in the U.S., for many of our control products, so that customers can use Klixon® and Airpax® products throughout North America. Where our component parts are detailed in our customers' certifications from UL, changes to their certifications may be necessary in order for them to incorporate competitors' motor protection offerings. Similarly, our aerospace products undergo exhaustive qualification procedures to customer or military performance standards; requiring a significant investment in a re-qualification effort to incorporate competitors’ offerings.
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
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of the Sensing Solutions segment operating income for the years ended December 31, 2016, 2015, and 2014 and total assets as of December 31, 2016 and 2015.
Sensing Solutions Business Markets
Sensing Solutions products include controls, which are customized devices that protect equipment and electrical architecture from excessive heat or current, and sensors, which measure specific fluid based system parameters, including pressure and temperature. Our products help our customers' systems run safely and in an energy efficient and environmentally friendly manner. Our product lines encompass bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power conversion and control products, interconnection products, and industrial and aerospace sensors, each of which serves a highly diversified base of customers, end-markets, applications, and geographies.

Bimetal Electromechanical Controls
Bimetal electromechanical controls include motor protectors, motor starters, thermostats, and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors, household appliances, and commercial and military aircraft. The demand for many of these products tends to follow the general economic environment and is affected by the increasing significance of new electronically-driven applications.
Thermal and Magnetic-Hydraulic Circuit Breakers
Our circuit breaker portfolio includes thermal circuit breakers and customized magnetic-hydraulic circuit breakers, which help prevent damage from thermal or electrical overload. We provide thermal circuit breakers to the commercial and military aircraft markets as well as the industrial and agricultural markets. Our magnetic-hydraulic circuit breaker business serves a broad spectrum of OEMs and other multinational companies in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural, and alternative energy markets. Demand for these products tends to follow the general economic environment.
Power Conversion and Control
Power conversion and control products include power inverters, charge controllers, and solid state relays.
Our power inverter products enable conversion of electric power from direct current ("DC") power to alternating current ("AC") power, or AC power to DC power. Power inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power, or in applications where AC power is converted to DC power to charge batteries or power DC loads. Typically, converting AC power to DC power also utilizes a charge controller.
Specific applications for power inverters and charge controllers include powering applications in utility/service trucks or recreational vehicles and providing power conversion and charge control for off-grid and grid-tie battery back-up systems. Demand for these products is driven by economic development, the need to meet new energy efficiency standards, electrification of auxiliary loads on work trucks, emerging opportunities for residential energy storage and off-grid power systems, and a growing interest in clean energy to replace generators, which increases demand for both mobile and stationary power.
With the acquisition of CST in December 2015, this product category was expanded to include solid state relays. Solid state relays are used where it is necessary to control a circuit by a low-power signal, or where several circuits must also be controlled by one signal. Solid state relays have certain advantages over mechanical relays, including long operation life, silent operation, low power, and low electrical interference. Applications for solid state relays primarily include those in the industrial and commercial equipment end-markets.
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
Industrial and Aerospace Sensors
Industrial sensors employ similar technology to automotive and HVOR sensors discussed in the Performance Sensing Business section above, but often require different customization in terms of packaging, calibration, and electrical output. Applications in which these sensors have historically been widely used include: multiple HVAC and refrigeration systems, where refrigerant, water, or air is the sensed fluid media used to optimize performance of the heating and cooling application; discrete industrial equipment applications that have a fluid-based subsystem (e.g., air compressors and hydraulic machinery such as molding and metal machining); applications such as pumps and storage tanks, where measurement of pressure and temperature is required for optimum performance; and commercial and military aircraft applications.
With the acquisition of CST in December 2015, this product category was expanded to include linear and rotary position sensors. Linear and rotary position sensors translate linear or angular mechanical position to an electrical signal, and are typically used in systems where high reliability is desired, such as commercial and military aircraft controls. The primary applications for our linear and rotary position sensors are in harsh environments in the aerospace and energy and infrastructure end-markets.
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
Sensing Solutions Products
We offer the following significant products in the Sensing Solutions business:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal electromechanical controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC/R Small/large appliances Lighting Industrial motors Auxiliary DC motors Commercial aircraft Military Marine/industrial

Thermal and magnetic-hydraulic circuit breakers	Circuit protection	Commercial aircraft Data communications Telecommunications Computer servers Marine/industrial HVAC/R Military

Interconnection	Semiconductor testing	Semiconductor manufacturing

Power conversion and control	DC/AC inverters Charge controllers Solid state relays	Utility Work Vehicles Recreational vehicles Solar power Industrial equipment Commercial equipment

Industrial and aerospace sensors	System fluid measurement Motion control systems	HVAC/R Industrial equipment Aerospace and defense
The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years:

Product Category	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Bimetal electromechanical controls	$321,202	$318,721	$359,610
Industrial and aerospace sensors	193,843	69,102	56,779
Power conversion and control	120,357	58,180	35,160
Thermal and magnetic-hydraulic circuit breakers	109,719	110,980	117,816
Interconnection	57,518	61,738	69,332
Other	14,269	10,014	15,249
Total	$816,908	$628,735	$653,946
Technology and Intellectual Property
We rely primarily on patents and trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our products, and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired, or competitor patents. As of December 31, 2016, we had approximately 298 U.S. and 314 non-U.S. patents and approximately 46 U.S. and 275 non-U.S. pending patent applications that were filed within the last five years. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patents have expiration dates ranging from 2017 to 2036. We incurred Research and Development expense of $126.7 million, $123.7 million, and $82.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
We utilize licensing arrangements with respect to certain technology that we use in our sensor products and, to a lesser extent, our control products. In 2006, we entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments Incorporated ("TI"), which permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach.
We purchase sense element assemblies, which are components used primarily in our monosilicon strain gage pressure sensors, from Measurement Specialties, Inc. and its affiliates ("MEAS") and also manufacture them internally as a second source. In March 2013 we entered into an intellectual property licensing arrangement (the "License Agreement") with MEAS, which provides for an indefinite duration license, and which is subject to royalties through 2019 and thereafter is royalty-free. Pursuant to the terms of the License Agreement, we are authorized to produce our entire need for these sense elements within the passenger vehicle and heavy duty truck fields of use. The License Agreement can be terminated by either party in the event of an uncured material breach. The sense element assemblies subject to the License Agreement accounted for $397.7 million in net revenue for the year ended December 31, 2016, of which $150.6 million was related to products that were manufactured by MEAS, and $247.1 million was related to products that were manufactured by us.
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
Customers
Our customer base in the Performance Sensing business includes a wide range of OEMs and Tier 1 suppliers in the automotive and HVOR end-markets. Our customers in the Sensing Solutions business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, medical, energy and infrastructure, data/telecom, and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers, we rely on third-party distributors to sell our sensor and control products. We have had relationships with our top ten customers for an average of 27 years. Our largest customer accounted for approximately 9% of our net revenue for the year ended December 31, 2016.
Selected Geographic Information
Refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details of our net revenue by selected geographic areas for the years ended December 31, 2016, 2015, and 2014 and long-lived assets by selected geographic area as of December 31, 2016 and 2015.
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
Within each of the principal product categories in our Sensing Solutions business, we compete with divisions of large multinational industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in these markets are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found that certain of the product categories have specific competitive factors. For example, in the thermal circuit breaker, thermostat, and switch markets, strength of technology, quality, and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by UL and military agencies, and similar organizations outside of the U.S., such as Verband der Elektrotechnik, Elektronik und Informationstechnik, and TÜV Rheinland in Europe, China Compulsory Certification in China, and Canadian Standards Association in Canada.
Employees
As of December 31, 2016, we had approximately 20,300 employees, of whom approximately 10% were located in the U.S. As of December 31, 2016, approximately 650 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2016, we had approximately 1,670 contract workers on a worldwide basis. We believe that our relations with our employees are good.
Environmental Matters and Governmental Regulation
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving us or our operations, other than as set forth in Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2016, compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings, or competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2017.
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
We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation (“ITAR”). The export of any such ITAR-controlled products requires an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user, national security, and foreign policy. The length of time involved in the licensing process varies but currently averages approximately six to eight weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.
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
The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8300. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on, or accessible through, this website are not incorporated into this filing. Further, our references to the URLs for the SEC's website and our website are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
Adverse conditions in the automotive industry have had, and may in the future have, adverse effects on our business.
Much of our business depends on, and is directly affected by, the global automobile industry. Sales to customers in the automotive industry accounted for approximately 63% of our total 2016 net revenue. Adverse developments like those we have seen in past years in the automotive industry, including but not limited to declines in demand, customer bankruptcies, and increased demands on us for pricing decreases, could have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
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
We operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.
We operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service, and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low cost, particularly in markets where low-cost country-based suppliers, primarily in China with respect to the Sensing Solutions business, have entered the markets, or increased their sales in these markets, by delivering products at low cost to local OEMs. In addition, certain of our competitors in the automotive sensor market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for many of the products that we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting price reductions. Certain of our customers currently have, or may develop in the future, the capability to internally produce the products that we sell to them and may compete with us with respect to those and other products and with respect to other customers. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.
We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses, or subject us to potential penalties and/or sanctions in the event of non-compliance with the Foreign Corrupt Practices Act (the "FCPA") or similar worldwide anti-bribery laws.
Our subsidiaries located outside of the United States (the "U.S.") generated approximately 64% of our 2016 net revenue, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.
A portion of our revenue, expenses, receivables, and payables are denominated in currencies other than U.S. dollars ("USD"), in particular the Euro. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is USD because of the significant influence of USD on our operations. In certain instances, we enter into transactions that are denominated in a currency other than USD. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than USD are adjusted to USD using the exchange rate at the balance sheet date, with gains or losses recorded in Other, net. During times of a weakening U.S. dollar, our reported international sales and earnings may increase because the non-U.S.

currency will translate into more USD. Conversely, during times of a strengthening USD, our reported international sales and earnings may decrease because the local currency will translate into fewer USD.
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
We may also seek to restructure our business in the future by disposing of certain of our assets or by consolidating operations. There can be no assurance that any restructuring of our business will not adversely affect our financial position, leverage, or results of operations. In addition, any significant restructuring of our business will require significant managerial attention, which may be diverted from our other operations.
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
The integrations of Schrader and CST into our operations are significant undertakings and will continue to require significant attention from our management team. The Acquisitions involve the integration of companies that previously operated independently, and the unique business cultures of these companies may prove to be incompatible. It is possible that the integration processes could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes, and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisitions. Our results of operations and financial condition could also be adversely affected by any issues attributable to the operations of Schrader or CST that arose or are based on events or actions that occurred prior to the closing of the Acquisitions. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and although we currently anticipate significant long-term synergies, no assurance can be given that these anticipated synergies will be realized or, if realized, the timing of their realization. Our actual synergies and the expenses required to realize these synergies could differ materially from our current expectations, and we cannot assure you that these synergies will not have other adverse effects on our business. Failure to achieve the anticipated benefits of the Acquisitions could result in increased costs or decreased revenue and could materially adversely affect our business, financial condition, and results of operations.
The assumption of known or unknown liabilities in the Acquisitions may harm our financial condition and results of operations.
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
Our level of indebtedness could adversely affect our financial condition and our ability to operate our business.
As of December 31, 2016, we had $3,324.9 million of gross outstanding indebtedness, including $937.8 million of indebtedness under the term loan (the "Term Loan") provided by the sixth amendment to the credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement"), $500.0 million aggregate principal amount of 4.875% senior notes due 2023 issued under an indenture dated as of April 17, 2013 (the "4.875% Senior Notes"), $400.0 million aggregate principal amount of 5.625% senior notes due 2024 issued under an indenture dated as of October 14, 2014 (the "5.625% Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2025 issued under an indenture dated as of March 26, 2015 (the "5.0% Senior Notes"), $750.0 million aggregate principal amount of 6.25% senior notes due 2026 issued under an indenture dated as of November 27, 2015 (together with the 4.875% Senior Notes, the 5.625% Senior Notes, and the 5.0% Senior Notes, the "Senior Notes"), and $37.1 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, the senior secured credit facilities provided for under the Credit Agreement (the "Senior Secured Credit Facilities"), under which the Term Loan and the Revolving Credit Facility were issued, permit us to incur additional indebtedness in the future. As of December 31, 2016, we had $414.4 million available to us under the Revolving Credit Facility. If we increase our indebtedness by borrowing under the Revolving Credit Facility or incur other new indebtedness, the risks described above would increase. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our outstanding indebtedness.
Our business may not generate sufficient cash flows from operations, or future borrowings under the Senior Secured Credit Facilities or from other sources, may not be available to us in an amount sufficient to enable us to service and/or repay our indebtedness when it becomes due, or to fund our other liquidity needs, including capital expenditures.
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
As of December 31, 2016, we had approximately 20,300 employees, of whom approximately 10% were located in the U.S. As of December 31, 2016, approximately 650 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils.
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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products, including those containing silver, gold, platinum, palladium, copper, aluminum, nickel, zinc, resins, and certain rare earth metals, which may experience significant volatility in their price and availability. We have entered into hedge arrangements in an attempt to minimize commodity pricing volatility and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles. Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. Refer to Note 16, "Derivative instruments and Hedging Activities," of our audited consolidated financial statements, and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," each included elsewhere in this Annual Report on Form 10-K for further discussion of accounting for hedges of commodity prices, and an analysis of the sensitivity on pretax earnings of a change in the forward price on these hedges, respectively.
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
Our ability to generate revenue from products pending customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce, as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. In some cases, we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products that the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the originally contracted amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.
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
We must comply with the U.S. Export Administration Regulations, International Traffic in Arms Regulation ("ITAR"), and the sanctions, regulations, and embargoes administered by the Office of Foreign Assets Control (“OFAC”). Certain of our products that have military applications are on the munitions list of ITAR and require an individual validated license in order to be exported to certain jurisdictions. These restrictions also apply to technical data for design, development, production, use, repair, and maintenance of such ITAR-controlled products. The export of ITAR-controlled products or technical data requires an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. Any delays in obtaining, or our inability to obtain, such licenses could result in a material reduction in revenue.
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
We have discovered in the past, and may discover in the future, deficiencies in our OFAC and ITAR compliance programs. Although we continue to enhance these compliance programs, we cannot assure you that any such enhancements will ensure that we are in compliance with applicable laws and regulations at all times, or that applicable authorities will not raise compliance concerns or perform audits to confirm our compliance with applicable laws and regulations. Any failure by us to comply with applicable laws and regulations could result in governmental enforcement actions, fines or penalties, criminal and/or civil proceedings, or other remedies, any of which could have a material adverse effect on our business, results of operations, or financial condition.
We may be adversely affected by environmental, safety, and governmental regulations or concerns.
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the U.S. and other countries, as well as product performance standards established by quasi-governmental and industrial standards organizations. We cannot assure you that we have been, and will continue to be, in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have accrued. In addition, these requirements are complex, change frequently, and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations, and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act require us to report on "conflict minerals" used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. Adherence to these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made, and may be required in the future to make, capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and/or settle these claims will not be material.
Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us.
Sensata Technologies Holding N.V. is a Dutch public limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations and financial condition.
We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing arrangements are not generally binding on applicable tax authorities. Our transfer pricing methodology is based on economic studies. The prices charged for products, services, and financing among our companies, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liabilities, interest, and penalties.
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
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other intangible assets, net totaled approximately $4.1 billion as of December 31, 2016, or 65% of our total assets. Goodwill, which represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, was approximately $3.0 billion as of December 31, 2016, or 48% of our total assets. Goodwill and other identifiable intangible assets were recognized at fair value as of the corresponding acquisition date. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in the use of assets, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. Although no impairment charges have been recorded during the past three fiscal years, should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments. Refer to Note 5, "Goodwill and Other Intangible Assets," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on our goodwill and other identifiable intangible assets. Refer to Critical Accounting Policies and Estimates, included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this

Annual Report on Form 10-K for further discussion of the assumptions used in the development of the fair value of our reporting units.
We are a Dutch public limited liability company, and it may be difficult for shareholders to obtain or enforce judgments against us in the U.S.
Sensata Technologies Holding, N.V. is incorporated under the laws of the Netherlands, and a substantial portion of our assets are located outside of the U.S. As a result, although we have appointed an agent for service of process in the U.S., it may be difficult or impossible for U.S. investors to effect service of process upon us within the U.S. or to realize any judgment against us in the U.S., including for civil liabilities under U.S. securities laws. Therefore, any judgment obtained against us in any U.S. federal or state court may have to be enforced in the courts of the Netherlands, or such other foreign jurisdiction, as applicable. Because there is no treaty or other applicable convention between the U.S. and the Netherlands with respect to the recognition and enforcement of legal judgments regarding civil or commercial matters, a judgment rendered by any U.S. federal or state court will not be enforced by the courts of the Netherlands unless the underlying claim is relitigated before a Dutch court. Under current practice, however, a Dutch court will generally grant the same judgment without a review of the merits of the underlying claim (i) if that judgment resulted from legal proceedings compatible with Dutch notions of due process, (ii) if that judgment does not contravene public policy of the Netherlands, and (iii) if the jurisdiction of the U.S. federal or state court has been based on internationally accepted principles of private international law.
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
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures

(including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.
The vote by the United Kingdom to leave the European Union could adversely affect us.
The United Kingdom ("U.K.") held a referendum on June 23, 2016 on its membership in the European Union (the "E.U."), in which a majority of voters in the U.K. voted to exit the E.U. (commonly referred to as "Brexit"). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. These negotiations will determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The referendum has also given rise to calls for the governments of other E.U. member states to consider withdrawal from the E.U.
The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and contribute to instability in global financial markets. We have substantial sales and operations in the E.U., and manufacturing operations in the U.K. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, and financial condition.
Changes to current policies by the U.S. government could adversely affect our business.
We anticipate possible changes to current policies by the U.S. government that could affect our business, including potentially through (i) increased import tariffs and other influences on U.S. trade relations with other countries (e.g., Mexico and China) and/or (ii) changes to U.S. tax laws. The imposition of tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Tax changes would have different impacts depending on the specific policies enacted. Additionally, it is possible that U.S. policy changes and uncertainty about policy could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could impact our results of operations and financial condition related to transactions denominated in a foreign currency.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2016, we occupied 19 principal manufacturing facilities and business centers totaling approximately 3,675 thousand square feet, with the majority devoted to research, development, engineering, manufacturing, and assembly. We lease approximately 433 thousand square feet for our United States headquarters in Attleboro, Massachusetts. Of our principal facilities, approximately 1,547 thousand square feet are owned and approximately 2,128 thousand square feet are occupied under leases. A significant portion of our owned properties and equipment is subject to a lien under the Senior Secured Credit Facilities. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Senior Secured Credit Facilities. We consider our manufacturing facilities sufficient to meet our current operational requirements. The table below lists the location of our principal executive and operating facilities:

		Operating Segment
Country	Location	Performance Sensing	Sensing Solutions	Owned or Leased	Approximate Square Footage (in thousands)
Bulgaria	Botevgrad	X		Owned	137
Bulgaria	Plovdiv	X		Owned	125
Bulgaria	Sofia	X		Leased	108
China	Baoying		X	Owned	360
China	Baoying	X	X	Leased	385
China	Changzhou	X	X	Leased	488
France	Pontarlier	X		Owned	178
Germany	Berlin	X		Leased	33
Malaysia	Subang Jaya	X		Owned	123
Mexico	Aguascalientes	X	X	Owned	411
Mexico	Tijuana (1)	X	X	Leased	287
Netherlands	Hengelo(2)	X	X	Leased	94
Poland	Bydgoszcz	X		Leased	54
United Kingdom	Antrim	X		Leased	97
United Kingdom	Carrickfergus	X		Owned	63
United Kingdom	Swindon	X		Leased	34
United States	Attleboro, MA	X	X	Leased	433
United States	Altavista, VA	X		Owned	150
United States	Thousand Oaks, CA	X	X	Leased	115

(1)	This location includes two principal manufacturing facilities.

(2)	In December 2016, we sold our principal headquarters in Almelo, the Netherlands, and moved into a new facility in Hengelo, the Netherlands.
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
Market Information
Our ordinary shares trade on the New York Stock Exchange (“NYSE”) under the symbol “ST.” The following table sets forth the high and low intraday sales prices per share of our ordinary shares, as reported by the NYSE, for the periods indicated:

	Price Range
	High	Low
2015
Quarter ended March 31, 2015	$58.16	$48.75
Quarter ended June 30, 2015	$59.04	$52.39
Quarter ended September 30, 2015	$53.51	$41.98
Quarter ended December 31, 2015	$49.73	$42.48
2016
Quarter ended March 31, 2016	$45.60	$29.92
Quarter ended June 30, 2016	$39.89	$32.07
Quarter ended September 30, 2016	$40.69	$33.81
Quarter ended December 31, 2016	$41.43	$35.10
Performance Graph
The following graph compares the total shareholder return of our ordinary shares since December 31, 2011, to the total shareholder return since that date on the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index. The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2011.

Total Shareholder Return of $100.00 Investment from December 31, 2011
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Sensata	$100.00	$123.59	$147.53	$199.43	$175.27	$148.21
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
S&P 500 Industrial	$100.00	$115.35	$162.27	$178.21	$173.70	$206.46
The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the United States ("U.S.") Securities and Exchange Commission, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The total shareholder return shown on the graph represents past performance and should not be considered an indication of future price performance.
Stockholders
As of January 13, 2017, there was one holder of record of our ordinary shares, Cede & Co. (which acts as nominee shareholder for the Depository Trust Company), and approximately 31,600 beneficial owners, including beneficial owners whose shares are held in "street name" by banks, brokers, and other financial institutions.
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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
October 1 through October 31, 2016	293	(1)	$38.78	—	$250.0
November 1 through November 30, 2016	—		$—	—	$250.0
December 1 through December 31, 2016	1,720	(1)	$40.04	—	$250.0
Total	2,013		$39.86	—	$250.0
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
We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2016, 2015, and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012, from audited consolidated financial statements not included in this Annual Report on Form 10-K.
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

	Sensata Technologies Holding N.V. (consolidated)
	For the year ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data(a):
Net revenue	$3,202,288	$2,974,961	$2,409,803	$1,980,732	$1,913,910
Operating costs and expenses:
Cost of revenue	2,084,261	1,977,799	1,567,334	1,256,249	1,257,547
Research and development	126,665	123,666	82,178	57,950	52,072
Selling, general and administrative	293,587	271,361	220,105	163,145	141,894
Amortization of intangible assets	201,498	186,632	146,704	134,387	144,777
Restructuring and special charges	4,113	21,919	21,893	5,520	40,152
Total operating costs and expenses	2,710,124	2,581,377	2,038,214	1,617,251	1,636,442
Profit from operations	492,164	393,584	371,589	363,481	277,468
Interest expense, net	(165,818)	(137,626)	(106,104)	(93,915)	(99,222)
Other, net(b)	(4,901)	(50,329)	(12,059)	(35,629)	(5,581)
Income before income taxes	321,445	205,629	253,426	233,937	172,665
Provision for/(benefit from) income taxes (c)	59,011	(142,067)	(30,323)	45,812	(4,816)
Net income	$262,434	$347,696	$283,749	$188,125	$177,481
Basic net income per share	$1.54	$2.05	$1.67	$1.07	$1.00
Diluted net income per share	$1.53	$2.03	$1.65	$1.05	$0.98
Weighted-average ordinary shares outstanding—basic	170,709	169,977	170,113	176,091	177,473
Weighted-average ordinary shares outstanding—diluted	171,460	171,513	172,217	179,024	181,623
Other Financial Data(a):
Net cash provided by/(used in):
Operating activities	$521,525	$533,131	$382,568	$395,838	$397,313
Investing activities	(174,778)	(1,166,369)	(1,430,065)	(87,650)	(62,501)
Financing activities	(337,582)	764,172	940,930	(403,831)	(13,400)
Capital expenditures	(130,217)	(177,196)	(144,211)	(82,784)	(54,786)

	2016	2015	2014	2013	2012
Balance Sheet Data (as of December 31)(a):
Cash and cash equivalents	$351,428	$342,263	$211,329	$317,896	$413,539
Working capital(d)	758,189	412,748	441,258	537,139	616,317
Total assets(e)	6,240,976	6,298,910	5,087,507	3,479,692	3,626,272
Total debt, including capital lease and other financing obligations, net of discount and deferred financing costs (e)	3,273,594	3,600,991	2,812,734	1,704,834	1,802,536
Total shareholders’ equity	1,942,007	1,668,576	1,302,892	1,141,588	1,222,294
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

(b)
Other, net for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 primarily includes: (losses) recognized on debt financing transactions of $0.0 million, $(25.5) million, $(1.9) million, $(9.0) million, and $(2.2) million, respectively; gains/(losses) on commodity forward contracts of $7.4 million, $(18.5) million, $(9.0) million, $(23.2) million, and $(0.4) million, respectively; and (losses) related to foreign currency exchange rates (including gains and losses related to currency remeasurement of net monetary assets and gains and losses on forward currency forward contracts) of $(12.5) million, $(6.0) million, ($1.4) million, $(2.4) million, and $(3.1) million, respectively. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of amounts included in Other, net.

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

(e)
In the first quarter of 2016, we adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which simplifies the presentation of debt issuance costs, by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As required by ASU 2015-03, we applied its provisions retrospectively. Accordingly, total assets and long term debt as of December 31, 2015, 2014, 2013, and 2012, have been recast to reflect $38.3 million, $29.1 million, $19.1 million, and $22.1 million, respectively, of deferred financing costs as a reduction of long-term debt.

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
We generated 43%, 25%, and 32% of our net revenue in the Americas, Asia, and Europe, respectively, for the year ended December 31, 2016. Our largest customer accounted for approximately 9% of our net revenue for the year ended December 31, 2016. Our net revenue for the year ended December 31, 2016 was derived from the following end-markets: 25.2% from European automotive, 20.1% from North American automotive, 17.8% from Asia and rest of world automotive, 12.8% from heavy vehicle off-road ("HVOR"), 9.0% from industrial, 5.9% from appliance and heating, ventilation, and air-conditioning ("HVAC"), 4.7% from aerospace, and 4.5% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple original equipment manufacturers, reducing our exposure to fluctuations in market share within individual end-markets.
We produce a wide range of sensors and controls for applications such as pressure sensors in automotive systems, thermal circuit breakers in aircraft, and bimetal current and temperature control devices in electric motors. We compete in growing global market segments driven by demand for products that are safe, energy efficient, and environmentally friendly. We have a long-standing position in emerging markets, including a presence in China for more than 20 years.
Refer to Item 1, "Business," included elsewhere in this Annual Report on Form 10-K for more detailed discussion of factors affecting our business, including those specific to our Performance Sensing and Sensing Solutions segments and information about our acquisition history.

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
The following table presents net revenue by segment and as a percentage of total net revenue for the identified periods:

	For the year ended December 31,
	2016		2015		2014
(Amounts in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Performance Sensing	$2,385.4	74.5%	$2,346.2	78.9%	$1,755.9	72.9%
Sensing Solutions	816.9	25.5	628.7	21.1	653.9	27.1
Total	$3,202.3	100.0%	$2,975.0	100.0%	$2,409.8	100.0%
The following table presents segment operating income and segment operating income as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2016		2015		2014
(Amounts in millions)	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue
Segment operating income
Performance Sensing	$615.5	25.8%	$598.5	25.5%	$475.9	27.1%
Sensing Solutions	261.9	32.1%	199.7	31.8%	202.1	30.9%
Total	$877.4		$798.3		$678.1
For a reconciliation of total segment operating income to profit from operations, refer to Note 18, "Segment Reporting," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Factors Affecting Our Operating Results
The following discussion sets forth certain components of the consolidated statements of operations, as well as factors that impact those components. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and Critical Accounting Policies and Estimates included elsewhere in this Management's Discussion and Analysis for further discussion of the accounting policies and estimates made related to these components.
Net revenue
We generate revenue from the sale of sensor and control products across all major geographic areas. We believe regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles, as well as customer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, and operator controls. These advancements lead to sensor growth rates that exceed underlying end-market demand in many of our key markets and will continue to offer us significant growth opportunities. The technology-driven, highly-customized, and integrated nature of our products require customers to invest heavily in certification and qualification to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. As a result, our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. We focus on new applications that will help us secure new business and drive long-term growth. New applications for sensors typically provide an opportunity to define a leading application technology in collaboration with our customers.

Because we derive a significant portion of our revenue from sales to customers in the automotive industry (63% in 2016), demand for our products is driven in large part by conditions in this industry. However, outside of the automotive industry, we sell our products to end-users in a wide range of industries, end-markets, and geographies. As a result, the drivers of demand for these products vary considerably and are influenced by the conditions in these industries, end-markets, or geographic regions. Our overall net revenue is generally impacted by the following factors:

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
We manufacture the majority of our products, and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•
Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains resins and metals, such as copper, nickel, zinc, aluminum, gold, silver, platinum, and palladium, and the cost of these materials may vary with underlying commodities pricing. However, we enter into forward contracts to economically hedge a portion of our exposure to the potential change in prices associated with certain of these commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities. Gains and losses recognized on these non-designated derivatives are included in Other, net.

•
Employee Costs. Employee costs include the wage and benefit charges for employees involved in our manufacturing operations. These costs generally fluctuate on an aggregate basis in direct correlation with changes in production volumes. As a percentage of revenue, these costs may decline as a result of economies of scale associated with higher production volumes, and conversely, may increase with lower production volumes. These costs will also fluctuate based on local market conditions. We rely on contract workers for direct labor in certain geographies. As of December 31, 2016, we had approximately 1,670 contract workers on a worldwide basis.

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new and existing customers in familiar applications.

•	Other. Our remaining cost of revenue primarily consists of:

•	gains and losses on certain foreign currency forward contracts that are designated as cash flow hedges;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	maintenance and repair expenses;

•	operating supplies; and

•	other general manufacturing expenses, such as expenses for energy consumption and operating lease expense.
The main factors that influence our cost of revenue as a percent of net revenue include:

•	changes in the price of raw materials, including certain metals;

•
the implementation of cost improvement measures aimed at increasing productivity, including reduction of fixed production costs, refinements in inventory management, design driven changes, and the coordination of procurement within each subsidiary and at the business level;

•	production volumes - production costs are capitalized in inventory based on normal production volumes, as revenue increases, the fixed portion of these costs does not;

•	transfer of production to our lower cost production facilities;

•
product lifecycles, as we typically incur higher cost of revenue associated with excess manufacturing capacity during the initial stages of product launches and during phase-out of discontinued products;

•	the increase in the carrying value of inventory that is adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of PP&E to fair value associated with acquisitions;

•	fluctuations in foreign currency exchange rates; and

•	acquisitions, as acquired businesses may generate higher or lower gross margins than us.
Research and development ("R&D")
We develop products that address increasingly complex engineering requirements. We believe that continued focused investment in R&D activities is critical to our future growth and maintaining our leadership position. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.
R&D expense consists of costs related to direct product design, development, and process engineering. The level of R&D expense is related to the number of products in development, the stage of the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research. We conduct such activities in areas that we believe will increase our longer term net revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products.
Costs related to modifications of existing products for use by new and existing customers in familiar applications are recorded in cost of revenue and not included in R&D expense.

Selling, general and administrative ("SG&A")
SG&A expense consists of all expenditures incurred in connection with the sale and marketing of our products, as well as administrative overhead costs, including:

•
salary and benefit costs for sales personnel and administrative staff, including cash and share-based incentive compensation expense. Expenses relating to our sales personnel can fluctuate due to prolonged trends in sales volume. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume;

•	expenses related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expenses, including expenses relating to information systems, human resources, and legal and accounting services;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	transaction costs associated with acquisitions.
Changes in SG&A expense as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts;

•	pricing changes;

•	volume and timing of acquisitions; and

•	fluctuations in exchange rates.
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
Amortization of definite-lived intangible assets
We have recognized a significant amount of identifiable definite-lived intangible assets, which are recorded at fair value on the date of the related acquisition. Definite-lived, acquisition-related intangible assets are amortized on an economic-benefit basis according to the useful lives of the assets or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. The amount of amortization expense related to definite-lived intangible assets depends on the amount of intangible assets acquired and where previously acquired intangible assets are in their estimated life-cycle. Capitalized software and capitalized software licenses are presented on the consolidated balance sheets as intangible assets. Capitalized software licenses are amortized on a straight-line basis over the lesser of the term of the license or the estimated useful life of the software. Capitalized software is amortized on a straight-line basis over its estimated useful life.
Impairment of goodwill and other identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are reviewed for impairment on an annual basis, unless events or circumstances occur that trigger the need for an earlier impairment review. No impairment charges were recorded during any period presented.
Impairment of goodwill and other identifiable intangible assets may result from a change in revenue and earnings forecasts. Our revenue and earnings forecasts may be impacted by many factors, including deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, significant unexpected or planned changes in the use of assets, and our ability to project customer spending. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which could result in a future impairment of goodwill and/or intangible assets.
Should certain other assumptions used in the development of the fair value of our reporting units change, we may be required to recognize impairments of goodwill or other intangible assets. See Critical Accounting Policies and Estimates included elsewhere in this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of the fair value of our reporting units and factors that could result in future impairment charges.
Restructuring and special charges
Restructuring and special charges consist of severance, outplacement, other separation benefits, certain pension settlement and curtailment losses, and facility exit and other costs. Restructuring charges may be incurred as part of an announced restructuring plan, or may be individual charges recorded related to acquired businesses or the termination of a limited number of employees that do not represent the initiation of a larger restructuring plan. Refer to Note 17, “Restructuring and Special Charges,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of our restructuring and special charges.
Interest expense
We are a highly leveraged company, and interest expense is a significant portion of our results of operations. As of December 31, 2016 and 2015 we had gross outstanding indebtedness of $3,324.9 million and $3,659.5 million, respectively.
Our indebtedness at December 31, 2016 included $937.8 million of indebtedness under the term loan (the "Term Loan") provided by the sixth amendment to the credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement"), $500.0 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"), $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes," and together with the 4.875% Senior Notes, the 5.625% Senior Notes, and the 5.0% Senior Notes, the "Senior Notes"), and $37.1 million of capital lease and other financing obligations.
We have entered into various debt transactions and amendments to the Credit Agreement, which had varying levels of impact on interest expense. Refer to Debt Transactions included elsewhere in this Management's Discussion and Analysis, and Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our debt transactions.
The Term Loan and Revolving Credit Facility accrue interest at variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” included elsewhere in this Annual Report on Form 10-K for more information regarding our exposure to potential changes in variable interest rates.
Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities, since a substantial portion of our cash flows from operations will be dedicated to the servicing of our debt, and this may place us at a competitive disadvantage to competitors that are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry, or the economy in general. Refer to Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.
Other, net
Other, net primarily includes gains and losses associated with the remeasurement of non-U.S. dollar denominated net monetary assets and liabilities into U.S. dollars, changes in the fair value of non-designated derivative financial instruments, and debt financing transactions.
We derive a significant portion of our revenue from markets outside of the U.S. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar ("USD"). In certain instances, we enter into transactions that are denominated in a currency other than USD. At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than USD are adjusted to USD using the current exchange rate, with gains or losses recognized within Other, net.
In order to mitigate the potential exposure to variability in cash flows and earnings related to changes in foreign currency exchange rates, we enter into foreign currency exchange rate forward contracts that may or may not be designated as cash flow hedges. The change in fair value of foreign currency forward contracts that are not designated for hedge accounting purposes are recognized in Other, net, and are driven by changes in the forward prices for the foreign exchange rates that we hedge. We cannot predict the future trends in foreign exchange rates, and there can be no assurance that gains or losses experienced in past periods will not recur in future periods.
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
We periodically enter into debt financing transactions. In accounting for these transactions, costs may be capitalized or they may be recorded in the consolidated statements of operations as Other, net or Interest expense, net, depending on the type of transaction and the nature of the costs.
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
Provision for income taxes
We are subject to income tax in the various jurisdictions in which we operate. We have a low effective cash tax rate due to the amortization of intangible assets and other tax benefits derived from our operating and capital structure, including tax incentives in both the U.K. and China, and favorable tax status in Mexico. In addition, the Dutch participation exemption permits the payment of intercompany dividends without incurring taxable income in the Netherlands.
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
Our effective tax rate will generally not equal the U.S. statutory rate of 35% due to various factors, the most significant of which are described below. As these factors fluctuate from year to year, our effective tax rate will change. The factors include, but are not limited to, the following:

•	changes in tax law;

•	establishing or releasing the valuation allowance related to our gross deferred tax assets;

•
because we operate in locations outside the U.S., including China, the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates lower than the U.S. statutory rate, we generally see an effective rate benefit, which changes from year to year based upon the mix of earnings;

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

•
losses incurred in certain jurisdictions, predominantly the U.S., are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future.

Results of Operations
Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. These estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies and estimates are more fully described in Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and Critical Accounting Policies and Estimates included elsewhere in this Management's Discussion and Analysis.
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived these results of operations for the years ended December 31, 2016, 2015, and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table and discussion below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2016		2015		2014
(Dollars in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Performance Sensing	$2,385.4	74.5%	$2,346.2	78.9%	$1,755.9	72.9%
Sensing Solutions	816.9	25.5	628.7	21.1	653.9	27.1
Net revenue	3,202.3	100.0%	2,975.0	100.0%	2,409.8	100.0%
Operating costs and expenses:
Cost of revenue	2,084.3	65.1	1,977.8	66.5	1,567.3	65.0
Research and development	126.7	4.0	123.7	4.2	82.2	3.4
Selling, general and administrative	293.6	9.2	271.4	9.1	220.1	9.1
Amortization of intangible assets	201.5	6.3	186.6	6.3	146.7	6.1
Restructuring and special charges	4.1	0.1	21.9	0.7	21.9	0.9
Total operating costs and expenses	2,710.1	84.6	2,581.4	86.8	2,038.2	84.6
Profit from operations	492.2	15.4	393.6	13.2	371.6	15.4
Interest expense, net	(165.8)	(5.2)	(137.6)	(4.6)	(106.1)	(4.4)
Other, net	(4.9)	(0.2)	(50.3)	(1.7)	(12.1)	(0.5)
Income before taxes	321.4	10.0	205.6	6.9	253.4	10.5
Provision for/(benefit from) income taxes	59.0	1.8	(142.1)	(4.8)	(30.3)	(1.3)
Net income	$262.4	8.2%	$347.7	11.7%	$283.7	11.8%
Net revenue - Overall
Net revenue for fiscal year 2016 increased $227.3 million, or 7.6%, to $3,202.3 million from $2,975.0 million for fiscal year 2015. The increase in net revenue was composed of a 1.7% increase in Performance Sensing and a 29.9% increase in Sensing Solutions. Excluding 7.9% growth due to the net impact of an acquisition and exited businesses (described in more detail below) and a 1.9% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 1.6% when compared to fiscal year 2015. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Net revenue for fiscal year 2015 increased $565.2 million, or 23.5%, to $2,975.0 million from $2,409.8 million for fiscal year 2014. The increase in net revenue was composed of a 33.6% increase in Performance Sensing and a 3.9% decrease in Sensing Solutions.
Net revenue - Performance Sensing
Performance Sensing net revenue for fiscal year 2016 increased $39.2 million, or 1.7%, to $2,385.4 million from $2,346.2 million for fiscal year 2015. Excluding 1.9% growth due to the net impact of an acquisition and exited businesses (described in more detail below) and a 2.1% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 1.9% when compared to fiscal year 2015. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
We acquired CST (as defined in Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K), a portion of which is being integrated into the Performance Sensing segment, in the fourth quarter of 2015. The increase in revenue related to this acquisition was partially offset by the decrease in revenue related to the exit from unprofitable businesses during the last twelve months.
Performance Sensing organic revenue growth was primarily driven by content and market growth, particularly in our automotive end-markets in China and North America. This growth was partially offset by a decline in our HVOR business as a result of weakness in the North American Class 8 truck and global construction markets, which was partially offset by content growth in this business. In addition, price reductions of 1.8%, primarily related to automotive customers, further reduced organic revenue growth. These price reductions are consistent with expectations for future pricing pressures.
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
Performance Sensing net revenue for fiscal year 2015 increased $590.4 million, or 33.6%, to $2,346.2 million from $1,755.9 million for fiscal year 2014. Excluding 33.8% growth due to acquisitions (primarily DeltaTech and Schrader in the third and fourth quarters of 2014, respectively) and a 3.6% decline due to changes in foreign currency exchange rates, particularly the Euro to U.S. dollar, organic revenue growth was 3.4% when compared to fiscal year 2014. The growth in organic revenue was primarily driven by growth in content, partially offset by a 2.3% reduction due to pricing, which is consistent with past trends and expectations for future pricing pressures, and weakening heavy vehicle, agricultural, construction, and Chinese light vehicle markets.
Net revenue - Sensing Solutions
Sensing Solutions net revenue for fiscal year 2016 increased $188.2 million, or 29.9%, to $816.9 million from $628.7 million for fiscal year 2015. Excluding 30.5% growth due to the impact of the acquisition of CST in the fourth quarter of 2015 and a 1.2% decline due to changes in foreign currency exchange rates, organic revenue growth was 0.6% when compared to fiscal year 2015. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure. After experiencing an organic revenue decline in the first half of 2016, Sensing Solutions organic revenue grew in the second half of the year primarily due to a stabilizing market in China and broadly stronger demand for our electromechanical control and pressure sensor products.
Sensing Solutions net revenue for fiscal year 2015 decreased $25.2 million, or 3.9%, to $628.7 million from $653.9 million for fiscal year 2014. Excluding 4.2% growth due to the impact of the acquisition of Magnum in the second quarter of 2014 and CST in the fourth quarter of 2015 and a 1.2% decline due to changes in foreign currency exchange rates, organic revenue decline was 6.9% when compared to fiscal year 2015. Significant drivers of the decline in organic revenue were broadly weaker markets in China and the industrial and appliance and heating, ventilation, and air-conditioning end-markets, including continued inventory destocking, resulting in lower volumes. Organic revenue during the year ended December 31, 2015 was also impacted by weakness in the semiconductor and communications markets.

Cost of revenue
Cost of revenue for fiscal years 2016, 2015, and 2014 was $2,084.3 million (65.1% of net revenue), $1,977.8 million (66.5% of net revenue), and $1,567.3 million (65.0% of net revenue), respectively.
Cost of revenue decreased as a percentage of net revenue in fiscal year 2016 primarily due to lower material and logistics costs and improved operating efficiencies, partially offset by the negative effect of changes in foreign currency exchange rates and amounts accrued in 2016 related to the Automotive customer claim (as described in Note 14, "Commitments and Contingencies" of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). In addition, there were certain charges recorded in cost of revenue in fiscal year 2015 that did not recur in fiscal year 2016, including a $6.0 million charge related to the settlement in the third quarter of 2015 of litigation brought by Bridgestone, a $5.0 million charge related to the write-down of certain assets associated with the announcement in the second quarter of 2015 of the shutdown of our Schrader Brazil manufacturing facility, and a $4.0 million charge taken in the second quarter of 2015 related to a warranty claim by a U.S. automaker.
Refer to Note 14, "Commitments and Contingencies," of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of the settlement of the Bridgestone litigation and the charge taken related to the U.S. automaker warranty claim. Refer to Note 17, "Restructuring and Special Charges," of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of the charge related to the announcement of the shutdown of the Schrader Brazil manufacturing facility.
We anticipate that cost of revenue as a percentage of net revenue will further decline as we continue to create new product designs, and drive operational efficiencies and improvements in productivity, including lowering material costs, and as we integrate recently acquired businesses. We expect that these improvements will be partially offset in fiscal year 2017 by the negative effect of changes in foreign currency exchange rates. We generally complete integration activities within 18 to 24 months after the related acquisition. However, the integrations of certain acquisitions, for example Schrader and CST, are anticipated to take three to four years due to their size and scope.
Cost of revenue as a percentage of net revenue increased in 2015 primarily due to the dilutive effect of acquisitions, and certain charges recorded in cost of revenue in 2015, as discussed above, partially offset by lower material costs and productivity gains.
Research and development expense
R&D expense for fiscal years 2016, 2015, and 2014 was $126.7 million, $123.7 million, and $82.2 million, respectively.
R&D expense has increased over the last two years due to continued investment to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth.
Selling, general and administrative expense
SG&A expense for fiscal years 2016, 2015, and 2014 was $293.6 million, $271.4 million, and $220.1 million, respectively.
SG&A expense increased in 2016 primarily due to the acquisition of CST, which added $35.6 million in SG&A expense (excluding integration costs), and increased compensation costs, partially offset by lower acquisition related transaction costs, the impact of the write-off in 2015 of a $5.0 million tax indemnification asset related to a pre-acquisition tax liability that was favorably resolved, and the positive effect of changes in foreign currency exchange rates.
SG&A expense increased in 2015 due primarily to $57.1 million in SG&A expense of acquired businesses, integration costs, the write-off of the tax indemnification asset discussed above, and increased compensation costs, partially offset by the impact of favorable foreign currency exchange rates, particularly the Euro to U.S. dollar, and lower acquisition-related transaction costs. Acquisition related transaction costs included in SG&A expense were $9.4 million in 2015.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for fiscal years 2016, 2015, and 2014 was $201.5 million, $186.6 million, and $146.7 million, respectively.
Amortization expense has increased each year primarily due to amortization of intangible assets recognized as a result of acquisitions, partially offset by a difference in the pattern of economic benefits over which intangible assets were amortized (i.e. as intangible assets age, there is generally less economic benefit associated with them, and accordingly less amortization expense as compared to previous years). We expect Amortization expense to decrease to approximately $159.8 million in fiscal year 2017, as certain intangible assets, primarily those recognized as a result of the 2006 carve-out and acquisition of our business from Texas Instruments and the 2011 acquisition of the Sensor-NITE Group companies, become fully amortized.
Refer to Note 5, "Goodwill and Other Intangible Assets," and Note 6, "Acquisitions," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding intangible assets and the related amortization.
Restructuring and special charges
Restructuring and special charges for fiscal years 2016, 2015, and 2014 were $4.1 million, $21.9 million, and $21.9 million, respectively.
Restructuring and special charges for fiscal year 2016 primarily included facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees in various locations throughout the world. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Restructuring and special charges for fiscal year 2015 included $7.6 million of severance charges incurred in order to integrate acquired businesses with ours, $4.0 million of severance charges incurred in the second quarter of 2015 related to the announced closing of our Schrader Brazil manufacturing facility, and the remainder primarily associated with the termination of a limited number of employees in various locations throughout the world.
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
Interest expense, net
Interest expense, net for fiscal years 2016, 2015, and 2014 was $165.8 million, $137.6 million, and $106.1 million, respectively.
Interest expense, net increased in 2016 primarily as a result of the issuance of new debt related to the acquisition of CST in the fourth quarter of 2015, partially offset by lower interest rates due to the refinancing of certain debt instruments in 2015. In addition, 2015 included approximately $8.8 million in fees associated with bridge financing obtained for the acquisition of CST that was not ultimately utilized.
Interest expense, net increased in 2015 primarily as a result of the issuance of new debt related to the acquisitions of Schrader and CST in the fourth quarters of 2014 and 2015, respectively, and approximately $8.8 million in fees associated with bridge financing obtained for the acquisition of CST that was not ultimately utilized, partially offset by the impact of lower interest rates due to the refinancing of certain debt instruments in 2015.
Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details on our financing transactions. Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included elsewhere in this Annual Report on Form 10-K for an analysis of the sensitivity of our interest expense to changes in interest rates.
Other, net
Other, net for fiscal years 2016, 2015, and 2014 consisted of net losses of $4.9 million, $50.3 million, and $12.1 million, respectively.
The favorable change in Other, net in 2016 compared to 2015 relates primarily to commodity forward contracts and losses on debt financing transactions incurred during 2015 that did not recur in 2016.
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
Provision for/(benefit from) income taxes
Provision for/(benefit from) income taxes for fiscal years 2016, 2015, and 2014 was $59.0 million, $(142.1) million, and $(30.3) million, respectively. The Provision for/(benefit from) income taxes each year consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences, primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with acquisitions made by our U.S. subsidiaries.
Our income tax expense for fiscal years 2016, 2015, and 2014 was less than the amounts computed at the U.S. statutory rate of 35% by $53.5 million, $214.0 million, and $119.0 million, respectively. The most significant reconciling items are noted below.
Foreign tax rate differential. We operate in locations outside the U.S., including China, the U.K., the Netherlands, South Korea, Malaysia, and Bulgaria, that have statutory tax rates lower than the U.S. statutory rate, resulting in an effective rate benefit. This benefit can change from year to year based upon the jurisdictional mix of earnings.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or holidays in their respective jurisdictions. From 2013 through 2016, a subsidiary in Changzhou, China was eligible for a reduced tax rate of 15%. The impact of the tax holidays and exemptions on our effective rate is included in the foreign tax rate differential line in the reconciliation of the statutory rate to effective rate. Our operations in the U.K. qualify for a favorable tax regime applicable to intellectual property revenues.
Release of valuation allowances. During the years ended December 31, 2016, 2015 and 2014, we released a portion of our valuation allowance and recognized a benefit from income taxes of $1.9 million, $180.0 million, and $71.1 million, respectively. These benefits arose primarily in connection with the 2015 acquisition of CST, and the 2014 acquisitions of Wabash, DeltaTech, and Schrader. For each of these acquisitions, deferred tax liabilities were established and related primarily to the step-up of intangible assets for book purposes.
Losses not tax benefited. Losses incurred in certain jurisdictions, predominantly the U.S., are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future. For the years ended December 31, 2016, 2015, and 2014, this resulted in a deferred tax expense of $32.5 million, $56.8 million, and $40.2 million, respectively.
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
The valuation allowance as of December 31, 2016 and 2015 was $299.7 million and $296.9 million, respectively. It is more likely than not that the related net operating losses will not be utilized in the foreseeable future. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future (benefit from)/provision for income taxes.

Non-GAAP Financial Measures
This section provides additional information regarding certain non-GAAP financial measures, including adjusted net income and organic revenue growth (or decline), which are used by our management, Board of Directors, and investors, as further discussed below. Adjusted net income and organic revenue growth (or decline) should be considered as supplemental in nature and are not intended to be considered in isolation or as a substitute for net income or net revenue growth prepared in accordance with U.S. GAAP. In addition, our measures of adjusted net income and organic revenue growth (or decline) may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Organic revenue growth (or decline)
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
Organic revenue growth (or decline) is defined as the reported percentage change in net revenue calculated in accordance with U.S. GAAP, excluding the impact of acquisitions, net of exited businesses that occurred within the previous 12 months, and the effect of changes in foreign currency exchange rates.
Adjusted net income
Management uses adjusted net income as a measure of operating performance, for planning purposes (including the preparation of our annual operating budget), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies, and in communications with our Board of Directors and investors concerning our financial performance. We believe investors and securities analysts also use adjusted net income in their evaluation of our performance and the performance of other similar companies. Adjusted net income is not a measure of liquidity. The use of adjusted net income has limitations, and this performance measure should not be considered in isolation from, or as an alternative to, U.S. GAAP measures such as net income.
We define adjusted net income as follows: net income before certain restructuring and special charges, financing and other transaction costs, deferred loss/(gain) on other hedges, depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory, deferred income tax and other tax (benefit)/expense, amortization of deferred financing costs, and other costs as outlined in the reconciliation below.
Our definition of adjusted net income excludes the deferred provision for/(benefit from) income taxes and other tax expense/(benefit). Our deferred provision for/(benefit from) income taxes includes adjustments for book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses, and adjustments to our U.S. valuation allowance in connection with certain acquisitions. Other tax expense/(benefit) includes certain adjustments to unrecognized tax positions. As we treat deferred income tax and other tax expense/(benefit) as an adjustment to compute adjusted net income, the deferred income tax effect associated with the reconciling items presented below would not change adjusted net income for any period presented. Refer to note (g) to the table below for the theoretical current income tax expense/(benefit) associated with the reconciling items indicated, which relate to jurisdictions where such items would provide tax expense/(benefit).
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

The following unaudited table provides a reconciliation of adjusted net income to net income, the most directly comparable financial measure presented in accordance with U.S. GAAP:

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Net income	$262,434	$347,696	$283,749
Restructuring and special charges(a)(g)	14,982	42,332	9,552
Financing and other transaction costs(b)	1,508	43,850	18,594
Deferred (gain)/loss on other hedges(c)	(19,347)	11,864	(915)
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory(d)(g)	210,847	193,370	155,785
Deferred income tax and other tax expense/(benefit)(e)	17,086	(173,550)	(61,588)
Amortization of deferred financing costs(f)	7,334	6,456	5,118
Total adjustments(g)	232,410	124,322	126,546
Adjusted net income	$494,844	$472,018	$410,295

(a)
The following unaudited table provides a detail of the components of restructuring and special charges, the total of which is included as an adjustment to arrive at adjusted net income for fiscal years 2016, 2015, and 2014 as shown in the above table:

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Severance costs(i)	$21	$15,560	$6,475
Facility related costs(ii)	10,945	11,353	—
Special charges and other(iii)	4,016	15,419	3,077
Total restructuring and special charges	$14,982	$42,332	$9,552
__________________

i.
Consists primarily of severance charges incurred and accounted for as part of ongoing benefit arrangements, excluding those costs recorded in connection with the integration of acquired businesses. Fiscal year 2015 also includes $4.0 million in severance charges associated with our decision to close our Schrader Brazil manufacturing facility and exit that business (refer also to Note 17, "Restructuring and Special Charges" of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

ii.
Consists primarily of costs associated with line moves and the closing or relocation of various facilities throughout the world. In fiscal year 2016, these costs include $3.7 million of costs associated with the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, $1.1 million in in non-severance related costs associated with the closing of our Schrader Brazil manufacturing facility, and $3.8 million of costs associated with other exited product lines. In fiscal year 2015, these costs include non-severance related costs associated with our decision to close our Schrader Brazil manufacturing facility, including a $5.0 million charge to write-down certain assets (refer to Note 17, "Restructuring and Special Charges," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

iii.
Consists of other expenses that do not fall within one of the other specific categories, including, in fiscal year 2015, losses associated with the settlement of certain preacquisition loss contingencies, including the U.S. automaker warranty claim ($4.0 million) and the Bridgestone intellectual property litigation ($6.0 million). Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

(c)	Reflects primarily unrealized and deferred losses/(gains), net on commodity and other hedges.

(d)	Represents depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory related to acquisitions.

(e)
Represents deferred income tax and other tax expense/(benefit), including provisions for, and interest expense and penalties related to, certain unrecognized tax benefits (or benefits from their release). Our deferred income tax includes adjustments for book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, utilization of net operating losses and adjustments to our U.S. valuation allowance in connection with certain acquisitions. Other tax expense/(benefit) includes certain adjustments to unrecognized tax positions. Fiscal years 2016, 2015, and 2014 include $1.9 million, $180.0 million, and $71.1 million, respectively, of deferred income tax benefits related to the release of portions of our U.S. valuation allowance in connection with our 2015 acquisition of CST and our 2014 acquisitions of Wabash, DeltaTech, and Schrader. For each of these acquisitions, deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.

(f)	Represents amortization expense related to deferred financing costs and original issue discounts.

(g)
The theoretical current income tax (benefit)/expense associated with the reconciling items presented above is shown below for each period presented. The theoretical current income tax (benefit)/expense was calculated by multiplying the reconciling items, which relate to jurisdictions where such items would provide current tax (benefit)/expense, by the applicable tax rates.

	For the year ended December 31,
(Amounts in thousands)	2016	2015	2014
Restructuring and special charges	$(1,001)	$(2,119)	$(1,405)
Depreciation and amortization expense related to the step-up in fair value of fixed and intangible assets and inventory	$(149)	$(595)	$(1,291)
Liquidity and Capital Resources
We held cash and cash equivalents of $351.4 million and $342.3 million at December 31, 2016 and 2015, respectively, of which $37.8 million and $124.6 million, respectively, was held in the Netherlands, $5.7 million and $33.4 million, respectively, was held by U.S. subsidiaries, and $307.9 million and $184.3 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including the timing of cash receipts and disbursements in the normal course of business, and the timing of debt issuances and payments, repurchases of ordinary shares, and other financing transactions.
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2016, 2015, and 2014. We have derived these summarized statements of cash flows from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
(Amounts in millions)	2016	2015	2014
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$615.5	$508.7	$466.3
Changes in operating assets and liabilities, net of effects of acquisitions	(93.9)	24.4	(83.8)
Operating activities	521.5	533.1	382.6
Investing activities	(174.8)	(1,166.4)	(1,430.1)
Financing activities	(337.6)	764.2	940.9
Net change	$9.2	$130.9	$(106.6)
Operating Activities
Net cash provided by operating activities during the years ended December 31, 2016, 2015, and 2014 was $521.5 million, $533.1 million, and $382.6 million, respectively.

The decrease in net cash provided by operating activities in 2016 compared to 2015 is primarily due to a build up of inventory to support anticipated line moves and timing of supplier payments and customer receipts, partially offset by higher net income (after adjusting for non-cash items).
The increase in net cash provided by operating activities in 2015 compared to 2014 is primarily due to the cumulative effect of the following: (1) the positive cash flow impact in 2015 of improved inventory and supply chain management, (2) the negative cash flow impact in 2014 of a buildup in inventory (partially offset by the related increase in amounts due to suppliers), (3) timing of customer receipts, and (4) growth in net income adjusted for non-cash items, primarily resulting from higher sales and the resulting profit. In 2014, we built inventory to continue to ensure on-time delivery to our customers and in preparation for the implementation of our upgraded enterprise resource planning ("ERP") system.
Investing Activities
Net cash used in investing activities during the years ended December 31, 2016, 2015, and 2014 was $174.8 million, $1,166.4 million, and $1,430.1 million, respectively, which included $130.2 million, $177.2 million, and $144.2 million, respectively, in capital expenditures. Capital expenditures primarily relate to investments associated with increasing our manufacturing capacity, and in 2014 included costs to upgrade our existing ERP system. In 2017, we anticipate capital expenditures of approximately $130.0 million to $150.0 million, which we expect to be funded with cash flows from operations.
In addition, in 2016, net cash used in investing activities included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc. Refer to Note 15, "Fair Value Measures," for further discussion of this investment.
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
Financing Activities
Net cash (used in)/provided by financing activities during the years ended December 31, 2016, 2015, and 2014 was $(337.6) million, $764.2 million, and $940.9 million, respectively.
Net cash used in financing activities in 2016 consisted primarily of $336.3 million in payments on debt, including $280.0 million in payments on the Revolving Credit Facility and $44.9 million in payments on the Term Loan.
Net cash provided by financing activities during 2015 consisted primarily of $2,795.1 million of proceeds from the issuance of debt, partially offset by $2,000.3 million in payments on debt. These issuances and payments include amounts related to certain debt instruments that were refinanced in 2015, including $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") that were tendered and redeemed in March and April 2015 using the proceeds from the issuance and sale of the 5.0% Senior Notes, and $990.1 million of previously existing term loans that were prepaid in May 2015 with the proceeds from the entry into the Term Loan.
In addition, proceeds from the issuance of debt include $750.0 million of proceeds from the issuance and sale of the 6.25% Senior Notes in November 2015, and $355.0 million in total aggregate borrowings on the Revolving Credit Facility in 2015. Cash payments on debt also include $205.0 million in total aggregate payments on the Revolving Credit Facility in 2015, and $75.0 million of payments on our then-existing term loan prior to its refinancing. Refer to Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our normal debt servicing requirements.
Net cash provided by financing activities during 2014 consisted primarily of $1,190.5 million of proceeds from the issuance of debt, partially offset by $181.8 million used to repurchase ordinary shares (which includes $169.7 million paid to our former principal shareholder, Sensata Investment Company S.C.A. (“SCA”)), and $76.4 million in payments on debt.
The proceeds from the issuance of debt in 2014 relates primarily to $400.0 million in proceeds from the issuance and sale of the 5.625% Senior Notes, $595.5 million in proceeds from the entry into an incremental term loan facility (subsequently refinanced in 2015) at an original issuance price of 99.25%, and the aggregate amount drawn on the Revolving Credit Facility in 2014. Refer to the Indebtedness and Liquidity section below, and Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of these transactions. The payments to repurchase ordinary shares in 2014 are primarily associated with our $250.0 million share repurchase program, discussed further in the Capital Resources section below. The cash payments on debt in 2014 primarily include the total aggregate amount paid on the Revolving Credit Facility in 2014.
Indebtedness and Liquidity
Our liquidity requirements are significant due to the highly leveraged nature of our company. The following table details our gross outstanding indebtedness as of December 31, 2016, and the associated interest expense for fiscal year 2016:

Description	Balance at December 31, 2016	Interest expense, net for fiscal year 2016
(Amounts in thousands)
Term Loan	$937,794	$29,788
4.875% Senior Notes	500,000	24,375
5.625% Senior Notes	400,000	22,500
5.0% Senior Notes	700,000	35,000
6.25% Senior Notes	750,000	46,875
Capital lease and other financing obligations	37,111	3,087
Total	$3,324,905	161,625
Other interest expense, net		4,193
Total interest expense, net		$165,818
Debt Instruments
Summarized information regarding our debt instruments is described below. Refer to Note 8, “Debt,” of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details of the terms of the Senior Notes, the Senior Secured Credit Facilities (as defined below), and the amendments to the Credit Agreement.
Senior Secured Credit Facilities
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. These transactions included the execution of the Credit Agreement which provided for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a $1,100.0 million term loan facility and the Revolving Credit Facility. The Senior Secured Credit Facilities also allowed for future additional borrowings under certain circumstances.
Term Loan
In May 2015, we entered into an amendment (the "Sixth Amendment") of the Credit Agreement. Pursuant to the Sixth Amendment, all term loans outstanding on that date were prepaid in full, and the Term Loan was entered into in an aggregate principal amount of $990.1 million, equal to the sum of the outstanding balances of the term loans that were prepaid. The Term Loan was offered at 99.75% of par. The maturity date of the Term Loan is October 14, 2021. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount, with the balance due at maturity. The Term Loan accrues interest at a variable rate, based on a LIBOR index rate, subject to a floor of 0.75% plus a spread of 2.25%. At December 31, 2016, the Term Loan accrued interest at a rate of 3.02%.
4.875% Senior Notes
In April 2013, we completed the issuance and sale of the 4.875% Senior Notes. We used the proceeds from the issuance and sale of these notes, together with cash on hand, to, among other things, repay $700.0 million of our then-existing term loan. The 4.875% Senior Notes were offered at par, and mature on October 15, 2023. Interest on the 4.875% Senior Notes is payable semi-annually on April 15 and October 15 of each year.
5.625% Senior Notes
In October 2014, we completed the issuance and sale of the 5.625% Senior Notes, which were offered at par, and mature on November 1, 2024. Interest on the 5.625% Senior Notes is payable semi-annually on May 1 and November 1 of each year.

5.0% Senior Notes
In March 2015, we completed the issuance and sale of the 5.0% Senior Notes, in order to refinance the 6.5% Senior Notes. The 5.0% Senior Notes were offered at par, and mature on October 1, 2025. Interest on the 5.0% Senior Notes is payable semi-annually on April 1 and October 1 of each year.
6.25% Senior Notes
On November 27, 2015, we completed the issuance and sale of the 6.25% Senior Notes, which were offered at par, and mature on February 15, 2026. Interest on the 6.25% Senior Notes is payable semi-annually on February 15 and August 15 of each year, with the first payment made on February 15, 2016.
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
As of December 31, 2016, there was $414.4 million of availability under the Revolving Credit Facility (net of $5.6 million of letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, the Senior Secured Credit Facilities provide for incremental facilities (the “Accordion”), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of December 31, 2016, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2016, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months.
However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset disposition and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2016.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short-term and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 27, 2017, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB with a positive outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
We have a $250.0 million share repurchase program in place. Under this program, we may repurchase ordinary shares from time to time, at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions. We expect that any future repurchases of ordinary shares will be funded by cash from operations. The share repurchase program may be modified or terminated by our Board of Directors at any time. We did not repurchase any ordinary shares under this program in 2016 or 2015. During 2014, we repurchased 4.3 million ordinary shares for an aggregate purchase price of $181.8 million. On February

1, 2016, our Board of Directors amended the terms of this program in order to reset the amount available for share repurchases to $250.0 million. At December 31, 2016, $250.0 million remained available for share repurchase under this program.
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
As of December 31, 2016, we were in compliance with all the covenants and default provisions under the Credit Agreement. For more information on our indebtedness and related covenants and default provisions, refer to Note 8, "Debt," of our audited consolidated financial statements, and Item 1A, “Risk Factors,” each included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commercial Commitments
The table below reflects our contractual obligations as of December 31, 2016. Amounts we pay in future periods may vary from those reflected in the table. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations principal(1)	$3,287.8	$9.9	$19.8	$908.1	$2,350.0
Debt obligations interest(2)	1,246.7	157.4	313.8	308.2	467.3
Capital lease obligations principal(3)	30.7	2.6	5.8	6.5	15.8
Capital lease obligations interest(3)	14.1	2.5	4.4	3.5	3.7
Other financing obligations principal(4)	6.4	2.2	4.0	0.2	—
Other financing obligations interest(4)	1.1	0.3	0.7	0.1	—
Operating lease obligations(5)	69.8	13.1	17.5	8.7	30.5
Non-cancelable purchase obligations(6)	15.6	9.5	5.9	0.1	0.1
Total(7)(8)	$4,672.2	$197.5	$371.9	$1,235.4	$2,867.4
__________________

(1)	Represents the contractually required principal payments under the Senior Notes and the Term Loan as of December 31, 2016 in accordance with the required payment schedule.

(2)
Represents the contractually required interest payments on our debt obligations in existence as of December 31, 2016 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made on our variable rate debt subsequent to December 31, 2016 were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2016, plus the applicable spread.

(3)
Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.

(4)
Represents the contractually required payments under our financing obligations in existence as of December 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.

(5)
Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2016 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.

(6)
Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2016. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.

(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2016.

(8)
This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2016, we had recognized a net benefit liability of $37.6 million, representing the net unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 10, "Pension and Other Post-Retirement Benefits," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $12.0 million of unrecognized tax benefits as of December 31, 2016, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 9, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on income taxes.

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
Revenue Recognition
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition ("ASC 605"). Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Based on these criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax, and similar taxes. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our net revenue and have been within our estimates.
Goodwill, Intangible Assets, and Long-Lived Assets
Businesses acquired are recorded at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed recognized as goodwill. Assets acquired may include either definite-lived or indefinite-lived intangible assets, or both. As of December 31, 2016, goodwill and other intangible assets, net totaled $3,005.5 million and $1,075.4 million, respectively, or approximately 48% and 17%, respectively, of our total assets.
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

Assignment of assets, liabilities, and goodwill to reporting units
In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units using a reasonable and supportable methodology. As businesses are acquired, we assign assets acquired (including goodwill) and liabilities assumed to an existing reporting unit or create a new reporting unit, as of the date of acquisition. Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, property, plant and equipment associated with our corporate offices, and debt, as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
Evaluation of goodwill for impairment
In accordance with the requirements of ASC 350, goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could indicate that the asset is impaired. Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect not to use this option, or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, we then perform the two-step goodwill impairment test.
In the first step of the two-step goodwill impairment test, we compare the estimated fair values of our reporting units to their respective net book values, including goodwill, to determine whether there is an indicator of potential impairment. If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds its calculated implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its identifiable assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the sum of the fair values of each of its identifiable assets and liabilities is the implied fair value of goodwill.
2016 assessment of goodwill. We evaluated our goodwill for impairment as of October 1, 2016. In connection with this evaluation, we used the qualitative method of assessing goodwill, and determined that it was not more likely than not that the fair values of each of our Performance Sensing, Electrical Protection, Power Management, Industrial Sensing, and Interconnection reporting units were less than their net book values. In making this determination, we considered several factors, including the following:

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

•	the carrying values of these reporting units as of October 1, 2016 compared to the previously calculated fair values as of October 1, 2013 (or December 1, 2014 in the case of Industrial Sensing);

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
We did not prepare updated goodwill impairment analyses as of December 31, 2016 for any reporting unit, as we did not become aware of any indicators after October 1, 2016 that would have required such analysis.
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
Types of events that could result in a goodwill impairment. As noted above, the assumptions used in the quantitative calculation of fair value of our reporting units in prior years, including the long-range forecasts, the selection of the discount rates, and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units calculated in prior years and could result in a goodwill impairment charge in a future period. We believe that certain factors, such as a future recession, any material adverse conditions in the automotive industry and other industries in which we operate, and other factors identified in Item 1A, "Risk Factors," included elsewhere in this Annual Report on Form 10-K could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.
Evaluation of other intangible assets for impairment
2016 assessment of indefinite-lived intangible assets. Similar to goodwill, we perform an annual impairment review of our indefinite-lived intangible assets in the fourth quarter of each fiscal year, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect not to use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to estimate the fair value of the indefinite–lived intangible asset and compare that amount to its carrying value. We estimate the fair value by using the relief–from–royalty method which requires us to make assumptions about future conditions impacting the value of the indefinite–lived intangible assets, including projected growth rates, cost of capital, effective tax rates, and royalty rates. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets.
We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2016 (using the quantitative method) and determined that the estimated fair values of these assets exceeded their carrying values at that date. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.
Impairment of definite-lived intangible assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate that the carrying values of our definite-lived intangible assets to be held and used are impaired.

If we determine these facts or circumstances exist, we estimate the recoverability of these assets by comparing the projected undiscounted net cash flows associated with these assets to their respective carrying values. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying value over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology depending on the nature of the intangible asset.
Evaluation of long-lived assets for impairment
We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying value of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the markets we serve. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets.
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
Pension and Other Post-Retirement Benefit Plans
We sponsor various pension and other post-retirement benefit plans covering our current and former employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets, and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates, and mortality rates. We review these assumptions annually. Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between these assumptions and our actual experience results in the recognition of an actuarial gain or loss. Actuarial gains or losses are recorded directly to other comprehensive (loss)/income. If the total net actuarial gain or loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension or post-retirement benefit plan.
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
We have adopted use of the Retirement Plan ("RP") 2014 mortality tables with the updated Mortality Projection ("MP") 2016 mortality improvement scale as issued by the Society of Actuaries in 2016 for our U.S. defined benefit plans. The updated MP 2016 mortality improvement scale reflects improvements in longevity as compared to the MP 2015 mortality improvement scale the Society of Actuaries issued in 2015, primarily because it includes actual Social Security mortality data for 2012, 2013, and 2014. The MP projection scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational).
Future changes to assumptions, or differences between actual and expected outcomes, can significantly affect our future net periodic pension cost, projected benefit obligations, and accumulated other comprehensive loss.
Share-Based Payment Plans
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires that a company measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted securities, and recognize as compensation expense that fair value over the requisite service period.
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
The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, has been determined by comparing the terms of our options granted against those of publicly-traded companies within our industry.
We consider our own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within our industry, in estimating expected volatility for options. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility.
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
Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the requisite service period. The forfeiture rate is based on our estimate of forfeitures by plan participants after consideration of historical forfeiture rates. Compensation expense recognized for each award ultimately reflects the number of units that actually vest.

Off-Balance Sheet Arrangements
From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations generally arise in two contexts. First, in connection with certain transactions, such as the sale of a business or the issuance of debt or equity securities, the agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as customer contracts, that might contain indemnification provisions relating to product quality, intellectual property infringement, governmental regulations and employment related matters, and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Historically, we have experienced only immaterial and irregular losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued. Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of specific indemnifications.
Recent Accounting Pronouncements
Recently issued accounting standards to be adopted in a future period:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605, and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements, however, we will continue to evaluate this assessment in 2017. We intend to adopt ASU 2014-09 on January 1, 2018. We have not yet selected a transition method, but expect to do so in 2017 upon completion of further analysis.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of its simplification initiative. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The provisions of ASU 2016-09 that will impact us are as follows: (1) an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures, and (2) companies will be allowed to withhold shares, upon either the exercise of options or vesting of restricted securities, with an aggregate fair value in excess of the minimum statutory withholding requirement and still qualify for the exception to liability classification. ASU 2016-09 is effective for annual reporting periods beginning after

December 15, 2016, including interim periods within those annual reporting periods. Amendments related to the provisions that are applicable to Sensata must be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and transact in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flows and earnings. We generally manage these risks through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.
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
The significant components of our debt as of December 31, 2016 and 2015 are shown in the following tables (definitions and descriptions of all components of our debt can be found in Note 8, "Debt," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K):

(Dollars in millions)	Maturity date	Interest rate as of December 31, 2016	Outstanding balance as of December 31, 2016 (1)	Fair value as of December 31, 2016
Term Loan (3)	October 14, 2021	3.02%	$937.8	$942.5
4.875% Senior Notes	October 15, 2023	4.875%	500.0	514.4
5.625% Senior Notes	November 1, 2024	5.625%	400.0	417.8
5.0% Senior Notes	October 1, 2025	5.00%	700.0	686.0
6.25% Senior Notes	February 15, 2026	6.25%	750.0	786.1
Total(2)(4)			$3,287.8	$3,346.7
_________________

(1)	Outstanding balance is presented excluding discount and deferred financing costs.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $37.1 million.

(3)	This component of our debt accrues interest at a variable rate.

(4)	Total has been calculated based on the unrounded amount, and may not equal the sum of the rounded values in this table.

(Dollars in millions)	Interest Rate as of December 31, 2015	Outstanding balance as of December 31, 2015 (1)	Fair value as of December 31, 2015
Term Loan(3)	3.00%	$982.7	$963.0
4.875% Senior Notes	4.875%	500.0	484.7
5.625% Senior Notes	5.625%	400.0	409.3
5.0% Senior Notes	5.00%	700.0	675.9
6.25% Senior Notes	6.25%	750.0	781.4
Revolving Credit facility (3)	2.17%	280.0	266.9
Total(2)		$3,612.7	$3,581.2
_________________

(1)	Outstanding balance is presented excluding discount and deferred financing costs.

(2)	Total outstanding balance excludes capital leases and other financing obligations of $46.8 million.

(3)	This component of our debt accrues interest at a variable rate.
Sensitivity Analysis
As of December 31, 2016, we had total variable rate debt with an outstanding balance of $937.8 million issued under the Term Loan. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would result in additional annual interest expense of $9.3 million in 2017. The next 100 basis point increase in the applicable interest rate would result in incremental annual interest expense of $9.3 million in 2017.
As of December 31, 2015, we had total variable rate debt with an outstanding balance of $1,262.7 million issued under the Original Term Loan, the Incremental Term Loan, and the Revolving Credit Facility. Considering the impact of our interest rate floor, an increase of 100 basis points in the applicable interest rate would have resulted in additional annual interest expense of $11.3 million. The next 100 basis point increase in the applicable interest rate would have resulted in incremental annual interest expense of $12.6 million.
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
Our significant foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, British pound sterling, Polish zloty, and Bulgarian lev. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows and variability in earnings, we entered into foreign currency exchange rate derivatives during the year ended December 31, 2016 that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. During 2016, we also entered into foreign currency forward contracts that were not designated for hedge accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of these non-designated derivatives in the consolidated statements of operations.

The following foreign currency forward contracts were outstanding as of December 31, 2016:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Cash Flow Hedge Designation
97.7 EUR	Various from February 2015 to December 2016	January 31, 2017	Euro to U.S. Dollar Exchange Rate	1.07 USD	Non-designated
444.9 EUR	Various from March 2015 to December 2016	Various from February 2017 to December 2018	Euro to U.S. Dollar Exchange Rate	1.13 USD	Designated
545.0 CNY	December 22, 2016	January 26, 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	7.01 CNY	Non-designated
720.0 JPY	December 22, 2016	January 31, 2017	U.S. Dollar to Japanese Yen Exchange Rate	117.20 JPY	Non-designated
3,321.6 KRW	Various from February 2015 to August 2016	January 31, 2017	U.S. Dollar to Korean Won Exchange Rate	1,158.87 KRW	Non-designated
50,239.2 KRW	Various from March 2015 to December 2016	Various from February 2017 to November 2018	U.S. Dollar to Korean Won Exchange Rate	1,157.71 KRW	Designated
5.7 MYR	Various from February 2015 to April 2016	January 31, 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.02 MYR	Non-designated
81.8 MYR	Various from March 2015 to November 2016	Various from February 2017 to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.17 MYR	Designated
204.0 MXN	Various from February 2015 to December 2016	January 31, 2017	U.S. Dollar to Mexican Peso Exchange Rate	18.62 MXN	Non-designated
2,072.7 MXN	Various from March 2015 to December 2016	Various from February 2017 to December 2018	U.S. Dollar to Mexican Peso Exchange Rate	19.00 MXN	Designated
21.5 GBP	Various from February 2015 to December 2016	January 31, 2017	British Pound Sterling to U.S. Dollar Exchange Rate	1.27 USD	Non-designated
56.2 GBP	Various from March 2015 to December 2016	Various from February 2017 to December 2018	British Pound Sterling to U.S. Dollar Exchange Rate	1.40 USD	Designated

The following foreign currency forward contracts were outstanding as of December 31, 2015:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Cash Flow Hedge Designation
535.3 EUR	Various from September 2014 to December 2015	Various from February 2016 to December 2017	Euro to U.S. Dollar Exchange Rate	1.15 USD	Designated
92.0 EUR	Various from September 2014 to December 2015	January 29, 2016	Euro to U.S. Dollar Exchange Rate	1.11 USD	Non-designated
89.0 CNY	December 17, 2015	January 29, 2016	U.S. Dollar to Chinese Renminbi Exchange Rate	6.57 CNY	Non-designated
48,640.0 KRW	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Korean Won Exchange Rate	1,132.34 KRW	Designated
33,700.0 KRW	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Korean Won Exchange Rate	1,180.22 KRW	Non-designated
98.5 MYR	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	3.89 MYR	Designated
34.7 MYR	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.19 MYR	Non-designated
2,095.4 MXN	Various from September 2014 to December 2015	Various from February 2016 to December 2017	U.S. Dollar to Mexican Peso Exchange Rate	16.45 MXN	Designated
197.9 MXN	Various from September 2014 to December 2015	January 29, 2016	U.S. Dollar to Mexican Peso Exchange Rate	15.90 MXN	Non-designated
57.1 GBP	Various from October 2014 to December 2015	Various from February 2016 to December 2017	British Pound Sterling to U.S. Dollar Exchange Rate	1.53 USD	Designated
9.2 GBP	Various from October 2014 to December 2015	January 29, 2016	British Pound Sterling to U.S. Dollar Exchange Rate	1.51 USD	Non-designated

Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2016 and 2015 and the estimated impact to future pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

(Amounts in millions)		Increase/(decrease) to future pre-tax earnings due to:
	Net asset (liability) balance as of December 31, 2016	10% strengthening of the value of the foreign currency relative to the U.S. dollar	10% weakening of the value of the foreign currency relative to the U.S. dollar
Euro	$30.3	$(57.6)	$57.6
Chinese Renminbi	$0.1	$(7.8)	$7.8
British Pound Sterling	$(10.1)	$9.6	$(9.6)
Japanese Yen	$0.0	$0.6	$(0.6)
Korean Won	$1.9	$(4.4)	$4.4
Malaysian Ringgit	$(1.8)	$1.9	$(1.9)
Mexican Peso	$(14.8)	$10.6	$(10.6)

(Amounts in millions)		Increase/(decrease) to future pre-tax earnings due to:
	Net asset (liability) balance as of December 31, 2015	10% strengthening of the value of the foreign currency relative to the U.S. dollar	10% weakening of the value of the foreign currency relative to the U.S. dollar
Euro	$22.9	$(65.0)	$65.0
Chinese Renminbi	$(0.1)	$(1.3)	$1.3
British Pound Sterling	$(3.0)	$6.3	$(6.3)
Korean Won	$1.7	$(7.3)	$7.3
Malaysian Ringgit	$(3.1)	$3.1	$(3.1)
Mexican Peso	$(10.5)	$13.0	$(13.0)
The tables below present our Euro-denominated net monetary assets as of December 31, 2016 and 2015 and the estimated impact to future pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% strengthening/weakening in the Euro to U.S. dollar currency exchange rate:

(Amounts in millions)	Net asset balance as of December 31, 2016		Increase/(decrease) to future pre-tax earnings due to:
Euro-denominated financial instruments	Euro	$ Equivalent	10% weakening of the value of the Euro relative to the U.S. dollar	10% strengthening of the value of the Euro relative to the U.S. dollar
Net monetary assets	€78.6	$82.1	$(8.2)	$8.2

(Amounts in millions)	Net asset balance as of December 31, 2015		Increase/(decrease) to future pre-tax earnings due to:
Euro-denominated financial instruments	Euro	$ Equivalent	10% weakening of the value of the Euro relative to the U.S. dollar	10% strengthening of the value of the Euro relative to the U.S. dollar
Net monetary assets	€64.4	$70.3	$(7.0)	$7.0

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
Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2016 and 2015 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the related forward price for each commodity:

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset/(liability) balance as of December 31, 2016	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2016	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(0.8)	1,069,914 troy oz.	$17.09	$16.32	Various dates during 2017 and 2018	$1.7	$(1.7)
Gold	$(0.9)	14,113 troy oz.	$1,233.30	$1,167.90	Various dates during 2017 and 2018	$1.6	$(1.6)
Nickel	$(0.1)	339,402 pounds	$4.98	$4.58	Various dates during 2017 and 2018	$0.2	$(0.2)
Aluminum	$0.1	5,807,659 pounds	$0.76	$0.77	Various dates during 2017 and 2018	$0.4	$(0.4)
Copper	$1.4	7,707,228 pounds	$2.32	$2.51	Various dates during 2017 and 2018	$1.9	$(1.9)
Platinum	$(0.9)	8,719 troy oz.	$1,017.41	$911.87	Various dates during 2017 and 2018	$0.8	$(0.8)
Palladium	$0.1	1,923 troy oz.	$641.43	$685.73	Various dates during 2017 and 2018	$0.1	$(0.1)

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Net asset/(liability) balance as of December 31, 2015	Notional	Weighted Average Contract Price Per Unit	Average Forward Price Per Unit as of December 31, 2015	Expiration
						10% increase in the forward price	10% decrease in the forward price
Silver	$(4.0)	1,554,959 troy oz.	$16.63	$13.98	Various dates during 2016 and 2017	$2.2	$(2.2)
Gold	$(1.5)	13,940 troy oz.	$1,177.94	$1,065.60	Various dates during 2016 and 2017	$1.5	$(1.5)
Nickel	$(1.1)	520,710 pounds	$6.18	$4.03	Various dates during 2016 and 2017	$0.2	$(0.2)
Aluminum	$(0.7)	4,686,080 pounds	$0.85	$0.69	Various dates during 2016 and 2017	$0.3	$(0.3)
Copper	$(4.2)	7,258,279 pounds	$2.72	$2.13	Various dates during 2016 and 2017	$1.5	$(1.5)
Platinum	$(1.8)	6,730 troy oz.	$1,154.61	$881.53	Various dates during 2016 and 2017	$0.6	$(0.6)
Palladium	$(0.2)	2,139 troy oz.	$647.71	$553.56	Various dates during 2016 and 2017	$0.1	$(0.1)
Zinc	$(0.2)	554,992 pounds	$1.04	$0.73	Various dates during 2016	$0.0	$(0.0)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding N.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules
The following schedules are included elsewhere in this Annual Report on Form 10-K:
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
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies Holding N.V. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 2, 2017

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$351,428	$342,263
Accounts receivable, net of allowances of $11,811 and $9,535 as of December 31, 2016 and 2015, respectively	500,211	467,567
Inventories	389,844	358,701
Prepaid expenses and other current assets	100,002	109,392
Total current assets	1,341,485	1,277,923
Property, plant and equipment, net	725,754	694,155
Goodwill	3,005,464	3,019,743
Other intangible assets, net	1,075,431	1,262,572
Deferred income tax assets	20,695	26,417
Other assets	72,147	18,100
Total assets	$6,240,976	$6,298,910
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$14,643	$300,439
Accounts payable	299,198	290,779
Income taxes payable	23,889	21,968
Accrued expenses and other current liabilities	245,566	251,989
Total current liabilities	583,296	865,175
Deferred income tax liabilities	392,628	390,490
Pension and other post-retirement benefit obligations	34,878	34,314
Capital lease and other financing obligations, less current portion	32,369	36,219
Long-term debt, net of discount and deferred financing costs, less current portion	3,226,582	3,264,333
Other long-term liabilities	29,216	39,803
Total liabilities	4,298,969	4,630,334
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued	2,289	2,289
Treasury shares, at cost, 7,557 and 8,038 shares as of December 31, 2016 and 2015, respectively	(306,505)	(324,994)
Additional paid-in capital	1,643,449	1,626,024
Retained earnings	636,841	391,247
Accumulated other comprehensive loss	(34,067)	(25,990)
Total shareholders’ equity	1,942,007	1,668,576
Total liabilities and shareholders’ equity	$6,240,976	$6,298,910
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2016	2015	2014
Net revenue	$3,202,288	$2,974,961	$2,409,803
Operating costs and expenses:
Cost of revenue	2,084,261	1,977,799	1,567,334
Research and development	126,665	123,666	82,178
Selling, general and administrative	293,587	271,361	220,105
Amortization of intangible assets	201,498	186,632	146,704
Restructuring and special charges	4,113	21,919	21,893
Total operating costs and expenses	2,710,124	2,581,377	2,038,214
Profit from operations	492,164	393,584	371,589
Interest expense, net	(165,818)	(137,626)	(106,104)
Other, net	(4,901)	(50,329)	(12,059)
Income before taxes	321,445	205,629	253,426
Provision for/(benefit from) income taxes	59,011	(142,067)	(30,323)
Net income	$262,434	$347,696	$283,749
Basic net income per share	$1.54	$2.05	$1.67
Diluted net income per share	$1.53	$2.03	$1.65

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2016	2015	2014
Net income	$262,434	$347,696	$283,749
Other comprehensive (loss)/income, net of tax:
Deferred (loss)/gain on derivative instruments, net of reclassifications	(3,829)	(13,726)	25,190
Defined benefit and retiree healthcare plans	(4,248)	(516)	(3,831)
Other comprehensive (loss)/income	(8,077)	(14,242)	21,359
Comprehensive income	$254,357	$333,454	$305,108
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$262,434	$347,696	$283,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,903	96,051	65,804
Amortization of deferred financing costs and original issue discounts	7,334	6,456	5,118
Currency remeasurement gain on debt	(324)	(1,924)	(771)
Share-based compensation	17,425	15,326	12,985
Loss on debt financing	—	34,335	3,750
Amortization of inventory step-up to fair value	2,319	1,820	5,576
Amortization of intangible assets	201,498	186,632	146,704
Deferred income taxes	8,344	(179,009)	(59,156)
Gains from insurance proceeds	—	—	(2,417)
Unrealized loss on hedges and other non-cash items	9,522	1,334	5,003
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(33,013)	18,618	(26,287)
Inventories	(37,500)	40,526	(77,473)
Prepaid expenses and other current assets	6,956	(9,857)	2,915
Accounts payable and accrued expenses	(21,432)	(38,034)	19,189
Income taxes payable	(1,938)	14,452	849
Other	(7,003)	(1,291)	(2,970)
Net cash provided by operating activities	521,525	533,131	382,568
Cash flows from investing activities:
Acquisition of CST, net of cash received	4,688	(996,871)	—
Acquisition of Schrader, net of cash received	—	(958)	(995,315)
Other acquisitions, net of cash received	—	3,881	(298,423)
Additions to property, plant and equipment and capitalized software	(130,217)	(177,196)	(144,211)
Investment in equity securities	(50,000)	—	—
Insurance proceeds	—	—	2,417
Proceeds from sale of assets	751	4,775	5,467
Net cash used in investing activities	(174,778)	(1,166,369)	(1,430,065)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	3,944	19,411	24,909
Proceeds from issuance of debt	—	2,795,120	1,190,500
Payments on debt	(336,256)	(2,000,257)	(76,375)
Repurchase of ordinary shares from SCA	—	—	(169,680)
Payments to repurchase ordinary shares	(4,752)	(50)	(12,094)
Payments of debt issuance cost	(518)	(50,052)	(16,330)
Net cash (used in)/provided by financing activities	(337,582)	764,172	940,930
Net change in cash and cash equivalents	9,165	130,934	(106,567)
Cash and cash equivalents, beginning of year	342,263	211,329	317,896
Cash and cash equivalents, end of year	$351,428	$342,263	$211,329
Supplemental cash flow items:
Cash paid for interest	$155,925	$125,370	$87,774
Cash paid for income taxes	$43,152	$41,301	$41,126
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2013	178,437	$2,289	(6,462)	$(236,346)	$1,596,544	$(187,792)	$(33,107)	$1,141,588
Issuance of ordinary shares for employee stock plans	—	—	9	264	128	—	—	392
Repurchase of ordinary shares	—	—	(4,305)	(181,774)	—	—	—	(181,774)
Stock options exercised	—	—	1,589	50,995	657	(27,135)	—	24,517
Vesting of restricted securities	—	—	49	1,589	—	(1,589)	—	—
Share-based compensation	—	—	—	—	13,061	—	—	13,061
Net income	—	—	—	—	—	283,749	—	283,749
Other comprehensive income	—	—	—	—	—	—	21,359	21,359
Balance as of December 31, 2014	178,437	$2,289	(9,120)	$(365,272)	$1,610,390	$67,233	$(11,748)	$1,302,892
Issuance of ordinary shares for employee stock plans	—	—	5	195	72	—	—	267
Surrender of shares for tax withholding	—	—	(54)	(2,507)	—	—	—	(2,507)
Stock options exercised	—	—	1,016	38,199	236	(19,291)	—	19,144
Vesting of restricted securities	—	—	115	4,391	—	(4,391)	—	—
Share-based compensation	—	—	—	—	15,326	—	—	15,326
Net income	—	—	—	—	—	347,696	—	347,696
Other comprehensive loss	—	—	—	—	—	—	(14,242)	(14,242)
Balance as of December 31, 2015	178,437	$2,289	(8,038)	$(324,994)	$1,626,024	$391,247	$(25,990)	$1,668,576
Surrender of shares for tax withholding	—	—	(62)	(2,295)	—	—	—	(2,295)
Stock options exercised	—	—	358	13,698	—	(9,754)	—	3,944
Vesting of restricted securities	—	—	185	7,086	—	(7,086)	—	—
Share-based compensation	—	—	—	—	17,425	—	—	17,425
Net income	—	—	—	—	—	262,434	—	262,434
Other comprehensive loss	—	—	—	—	—	—	(8,077)	(8,077)
Balance as of December 31, 2016	178,437	$2,289	(7,557)	$(306,505)	$1,643,449	$636,841	$(34,067)	$1,942,007

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
Our Performance Sensing business is a manufacturer of pressure, temperature, speed, and position sensors, and electromechanical products used in subsystems of automobiles (e.g., engine, air conditioning, and ride stabilization) and heavy vehicle off-road ("HVOR"). These products help improve performance, for example by making an automobile's heating and air conditioning systems work more efficiently, thereby improving gas mileage. These products are also used in systems that address safety and environmental concerns, for example, by improving the stability control of the vehicle and reducing vehicle emissions.
Our Sensing Solutions business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, medical device, and residential markets, and sensor products used in aerospace and industrial applications such as heating, ventilation, and air conditioning ("HVAC") systems and military and commercial aircraft. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, solid state relays, linear and rotary position sensors, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial HVAC systems, refrigerators, aircraft, lighting, and other industrial applications, and help optimize performance by using sensors which provide feedback to control systems. The Sensing Solutions business also manufactures direct current ("DC") to alternating current ("AC") power inverters, which enable the operation of electronic equipment when grid power is not available.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Based on these criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax, and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our revenue and have been within our estimates.
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
The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, has been determined by comparing the terms of our options granted against those of publicly-traded companies within our industry.
We consider our own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within our industry, in estimating expected volatility for options. Implied volatility provides a forward-looking indication and may offer insight into expected industry volatility.
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

Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those awards expected to vest over the requisite service period. Compensation expense recognized for each award ultimately reflects the number of units that actually vest.
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
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We enter into forward contracts for certain foreign currencies, including the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, and British pound sterling. The fair value of foreign currency forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. These analyses utilize observable market-based inputs, including foreign exchange rates, and reflect the contractual terms of these instruments, including the period to maturity. Certain of these contracts have not been designated as accounting hedges, and in accordance with ASC 815, we recognize the changes in the fair value of these contracts in the consolidated statements of operations. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption Hedges of Foreign Currency Risk.
We enter into forward contracts for certain commodities, including silver, gold, nickel, aluminum, copper, platinum, and palladium used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. The fair value of our commodity forward contracts is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. These analyses utilize observable market-based inputs, including commodity forward curves, and reflect the contractual terms of these instruments, including the period to maturity. These contracts have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these contracts in the consolidated statements of operations. The specific contractual terms utilized as inputs in determining fair value, and a discussion of the nature of the risks being mitigated by these instruments, are detailed in Note 16, “Derivative Instruments and Hedging Activities,” under the caption Hedges of Commodity Risk.
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
Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables, as described elsewhere in this Note. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. Our largest customer accounted for approximately 9% of our Net revenue for the year ended December 31, 2016.
Goodwill and Other Intangible Assets
Businesses acquired are recorded at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed recognized as goodwill. In accordance with the requirements of ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead these assets are evaluated for impairment on an annual basis, and whenever events or business conditions change that could indicate that the asset is impaired. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
Goodwill: We have five reporting units: Performance Sensing, Electrical Protection, Power Management, Industrial Sensing, and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC 350. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit. Goodwill is assigned to reporting units as of the date of the related acquisition. We view some assets and liabilities, such as cash and cash equivalents, property, plant and equipment associated with our corporate offices, and debt, as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect not to use this option, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the two-step goodwill impairment test.
In the first step of the two-step goodwill impairment test, we compare the estimated fair values of our reporting units to their respective net book values, including goodwill, to determine whether there is an indicator of potential impairment. If the net book value of a reporting unit exceeds its estimated fair value, we conduct a second step in which we calculate the implied fair value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds its calculated implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its identifiable assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination at the date of assessment, and the fair value of the reporting unit was the purchase price. The excess of the fair value of the reporting unit over the sum of the fair values of each of its identifiable assets and liabilities is the implied fair value of goodwill. The calculation of the fair value of our reporting units is considered a level 3 fair value measurement.
We used the qualitative method to assess goodwill for impairment as of October 1, 2016.
Indefinite-lived intangible assets: We perform an annual impairment review of our indefinite-lived intangible assets in the fourth quarter of each fiscal year, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect not to use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment review that requires us to estimate the fair value of the indefinite–lived intangible asset and compare that amount to its carrying value. We estimate the fair value by using the relief–from–royalty method which requires us to make assumptions about future conditions impacting the value of the indefinite–lived intangible assets, including projected growth rates, cost of capital, effective tax rates, and royalty rates. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets.
Definite-lived intangible assets: Definite-lived intangible assets are amortized over the estimated useful life of the asset, using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software is amortized on a straight-line basis over its estimated useful life. Capitalized software licenses are amortized on a straight-line basis over the lesser of the term of the license, or the estimated useful life of the software.
Reviews are regularly performed to determine whether facts or circumstances exist that indicate that the carrying values of our definite-lived intangible assets to be held and used are impaired. If we determine these facts or circumstances exist, we estimate the recoverability of these assets by comparing the projected undiscounted net cash flows associated with these assets to their respective carrying values. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying value over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology, depending on the nature of the intangible asset.
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
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result of this new guidance, beginning in 2016, direct and incremental costs associated with the issuance of debt instruments such as legal fees, printing costs, and underwriters' fees, among others, paid to parties other than creditors, are reported and presented as a reduction of debt on the consolidated balance sheets.
Debt issuance costs and premiums or discounts are amortized over the term of the respective financing arrangement using the effective interest method. Amortization of these amounts is included as a component of Interest expense, net in the consolidated statements of operations.
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
In accordance with ASC Topic 740, Income Taxes ("ASC 740"), penalties and interest related to unrecognized tax benefits may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to unrecognized tax benefits within the Provision for/(benefit from) income taxes line of the consolidated statements of operations.
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
Our review of demographic assumptions includes analyzing historical patterns and/or referencing industry standard tables, combined with our expectations around future compensation and staffing strategies. The difference between these assumptions and our actual experience results in the recognition of an actuarial gain or loss. Actuarial gains and losses are recorded directly to Other comprehensive (loss)/income. If the total net actuarial gain or loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension or post-retirement benefit plan.
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
We have adopted use of the Retirement Plan ("RP") 2014 mortality tables with the updated Mortality Projection ("MP") 2016 mortality improvement scale as issued by the Society of Actuaries in 2016 for our U.S. defined benefit plans. The updated MP 2016 mortality improvement scale reflects improvements in longevity as compared to the MP 2015 mortality improvement scale the Society of Actuaries issued in 2015, primarily because it includes actual Social Security mortality data for 2012, 2013 and 2014. The MP projection scale is used to factor in projected mortality improvements over time, based on age and date of birth (i.e., two-dimension generational).
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
Management judgments are used to determine when to charge off uncollectible trade accounts receivable. We base these judgments on the age of the receivable, credit quality of the customer, current economic conditions, and other factors that may affect a customer’s ability and intent to pay.
Losses on receivables have not historically been significant.
Inventories
Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process, and finished goods is determined based on a first-in, first-out ("FIFO") basis and includes material, labor, and applicable manufacturing overhead. We conduct quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value. Refer to Note 4, "Inventories," for details of our inventory balances.
Property, Plant and Equipment ("PP&E") and Other Capitalized Costs
PP&E is stated at cost, and in the case of plant and equipment, is depreciated on a straight-line basis over its estimated economic useful life. The depreciable lives of plant and equipment are as follows:

Buildings and improvements	2 – 40 years
Machinery and equipment	2 – 15 years
Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated economic useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense associated with capital leases, which is included within depreciation expense, is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease, unless ownership is transferred by the end of the lease or there is a bargain purchase option, in which case the asset is amortized, normally on a straight-line basis, over the useful life that would be assigned if the asset were owned.
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
Other, net
Other, net for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	For the year ended December 31,
	2016	2015	2014
Currency remeasurement loss on net monetary assets	$(10,621)	(9,613)	(6,912)
Loss on debt financing	—	(25,538)	(1,875)
Gain/(loss) on commodity forward contracts	7,399	(18,468)	(9,017)
(Loss)/gain on foreign currency forward contracts	(1,850)	3,606	5,469
Other	171	(316)	276
Total Other, net	$(4,901)	$(50,329)	$(12,059)
Recently issued accounting standards adopted in the current period:
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual reporting periods. We adopted ASU 2015-03 on January 1, 2016, and as a result, as of December 31, 2016 and 2015, $33.7 million and $38.3 million, respectively, of deferred financing costs were classified as a reduction of long-term debt on our consolidated balance sheets. The adoption of ASU 2015-03 did not have any impact on our statements of operations. Refer to Note 8, "Debt," for a reconciliation of the various components of long-term debt to the consolidated balance sheets.
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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements, however, we will continue to evaluate this assessment in 2017. We intend to adopt ASU 2014-09 on January 1, 2018. We have not yet selected a transition method, but expect to do so in 2017 upon completion of further analysis.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") as part of its simplification initiative. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The provisions of ASU 2016-09 that will impact us are as follows: (1) an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures, and (2) companies will be allowed to withhold shares, upon either the exercise of options or vesting of restricted securities, with an aggregate fair value in excess of the minimum statutory withholding requirement and still qualify for the exception to liability classification. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Amendments related to the provisions that are applicable to Sensata must be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 is adopted. We do not expect the adoption of ASU 2016-09 to have a material impact on our financial position or results of operations.
3. Property, Plant and Equipment
PP&E as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Land	$23,316	$21,715
Buildings and improvements	236,547	227,665
Machinery and equipment	1,025,900	919,287
PP&E, gross	1,285,763	1,168,667
Accumulated depreciation	(560,009)	(474,512)
PP&E, net	$725,754	$694,155
Depreciation expense for PP&E, including amortization of assets under capital leases, totaled $106.9 million, $96.1 million, and $65.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
PP&E as of December 31, 2016 and 2015 included the following assets under capital leases:

	December 31, 2016	December 31, 2015
PP&E recognized under capital leases	$44,637	$44,259
Accumulated amortization	(18,410)	(16,308)
Net PP&E recognized under capital leases	$26,227	$27,951

4. Inventories
The components of inventories as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Finished goods	$169,304	$154,827
Work-in-process	74,810	62,084
Raw materials	145,730	141,790
Total	$389,844	$358,701
As of December 31, 2016 and 2015, inventories totaling $10.3 million and $10.1 million, respectively, had been consigned to customers.
5. Goodwill and Other Intangible Assets
The following table outlines the changes in goodwill, by segment:

	Performance Sensing			Sensing Solutions			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2014	$1,994,623	$—	$1,994,623	$448,638	$(18,466)	$430,172	$2,443,261	$(18,466)	$2,424,795
CST Acquisition	147,433	—	147,433	439,944	—	439,944	587,377	—	587,377
DeltaTech - purchase accounting adjustment	2,441	—	2,441	—	—	—	2,441	—	2,441
Schrader - purchase accounting adjustment	5,130	—	5,130	—	—	—	5,130	—	5,130
Balance as of December 31, 2015	2,149,627	—	2,149,627	888,582	(18,466)	870,116	3,038,209	(18,466)	3,019,743
CST - purchase accounting adjustment	(1,492)	—	(1,492)	(12,787)	—	(12,787)	(14,279)	—	(14,279)
Balance as of December 31, 2016	$2,148,135	$—	$2,148,135	$875,795	$(18,466)	$857,329	$3,023,930	$(18,466)	$3,005,464
Goodwill attributed to acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above generally reflect revisions in fair value estimates of liabilities assumed and tangible and intangible assets acquired, as well as an adjustment to arrive at the final allocation of goodwill to our segments based on a methodology utilizing anticipated future earnings of the components of the business.
We have evaluated our goodwill for impairment as of October 1, 2016 using the qualitative method, and have determined that it was more likely than not that the fair values of our reporting units exceeded their carrying values on that date. We have evaluated our indefinite-lived intangible assets (other than goodwill) for impairment as of October 1, 2016 using the quantitative method, and have determined that the fair values of these indefinite-lived intangible assets exceeded their carrying values on that date. Should certain assumptions change that were used in the qualitative analysis of goodwill, or in the development of the fair value of our indefinite-lived intangible assets, we may be required to recognize goodwill or intangible asset impairments.

The following table outlines the components of definite-lived intangible assets, excluding goodwill, as of December 31, 2016 and 2015:

	Weighted- Average Life (Years)	December 31, 2016				December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$729,168	$(358,500)	$(2,430)	$368,238	$726,598	$(293,564)	$(2,430)	$430,604
Customer relationships	11	1,771,198	(1,196,961)	(12,144)	562,093	1,765,704	(1,070,460)	(12,144)	683,100
Non-compete agreements	8	23,400	(23,400)	—	—	23,400	(23,400)	—	—
Tradenames	22	50,754	(8,672)	—	42,082	50,754	(5,901)	—	44,853
Capitalized software (1)	7	54,284	(19,736)	—	34,548	55,151	(19,606)	—	35,545
Total	12	$2,628,804	$(1,607,269)	$(14,574)	$1,006,961	$2,621,607	$(1,412,931)	$(14,574)	$1,194,102

(1)	During the year ended December 31, 2016, we wrote-off approximately $7.2 million of fully-amortized capitalized software that was not in use.
The following table outlines Amortization of intangible assets for the years ended December 31, 2016, 2015, and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
Acquisition-related definite-lived intangible assets	$194,208	$179,785	$143,604
Capitalized software	7,290	6,847	3,100
Total Amortization of intangible assets	$201,498	$186,632	$146,704
The table below presents estimated Amortization of intangible assets for the following future periods:

2017	$159,824
2018	$136,154
2019	$127,006
2020	$110,541
2021	$94,727
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
Kavlico is a provider of linear and rotary position sensors to aerospace original equipment manufacturers and Tier 1 suppliers, and pressure sensors primarily to the general industrial and HVOR markets. BEI provides harsh environment position sensors, optical and magnetic encoders, and motion control sensors to the industrial, aerospace, agricultural, and medical device markets. Crydom manufactures solid state relays for power control applications in industrial markets. Newall provides encoders and digital readouts to machinery and machine tool markets.
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts receivable	$41,100
Inventories	40,679
Prepaid expenses and other current assets	11,227
Property, plant and equipment	42,109
Other intangible assets	541,010
Goodwill	573,096
Other assets	39
Accounts payable	(19,088)
Accrued expenses and other current liabilities	(29,184)
Deferred income tax liabilities	(204,623)
Pension and other post-retirement benefit obligations	(3,767)
Other long term liabilities	(415)
Fair value of net assets acquired, excluding cash and cash equivalents	992,183
Cash and cash equivalents	8,612
Fair value of net assets acquired	$1,000,795
The allocation of the purchase price related to this acquisition was finalized in the fourth quarter of 2016 and was based on management’s judgments after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair values of liabilities assumed. The goodwill of $573.1 million represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted- Average Life (years)
Acquired definite-lived intangible assets:
Completed technologies	$187,460	16
Customer relationships	311,110	15
Tradenames	41,900	25
Computer software	540	2
Total	$541,010	16
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
Schrader
On October 14, 2014, we completed the acquisition of all of the outstanding shares of August Cayman Company, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ("Schrader"), for an aggregate purchase price of $1,004.7 million. Schrader is a global manufacturer of sensing and valve solutions primarily for automotive manufacturers, including tire pressure monitoring sensors ("TPMS"), and is being integrated into our Performance Sensing segment. We acquired Schrader to add TPMS and additional low pressure sensing capabilities to our current product portfolio. The allocation of the purchase price related to this acquisition was finalized in the fourth quarter of 2015.
DeltaTech Controls
On August 4, 2014, we completed the acquisition of all of the outstanding shares of CoActive US Holdings, Inc., the direct or indirect parent of companies comprising the DeltaTech Controls business ("DeltaTech"), from CoActive Holdings, LLC for an aggregate purchase price of $177.8 million. DeltaTech is a manufacturer of customized electronic operator controls based on magnetic position sensing technology for the construction, agriculture, and material handling industries, and has been integrated into our Performance Sensing segment. We acquired DeltaTech to expand our magnetic speed and position sensing business with new and existing customers in the HVOR market. The allocation of the purchase price related to this acquisition was finalized in the third quarter of 2015.
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
Pro Forma Results
CST
The following unaudited table presents the pro forma Net revenue and Net income for the following periods of the combined entity had we acquired CST on January 1, 2014. Results for the year ended December 31, 2014 include only the actual results of Schrader from the acquisition date of October 14, 2014 through December 31, 2014.

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

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Accrued compensation and benefits	$83,008	$81,185
Accrued interest	36,805	26,104
Foreign currency and commodity forward contracts	26,151	27,674
Accrued restructuring and severance	14,566	14,089
Current portion of pension and post-retirement benefit obligations	2,750	3,461
Other accrued expenses and current liabilities	82,286	99,476
Total	$245,566	$251,989

8. Debt
Our long-term debt and capital lease and other financing obligations as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Term Loan	$937,794	$982,695
4.875% Senior Notes	500,000	500,000
5.625% Senior Notes	400,000	400,000
5.0% Senior Notes	700,000	700,000
6.25% Senior Notes	750,000	750,000
Revolving Credit Facility	—	280,000
Less: discount	(17,655)	(20,116)
Less: deferred financing costs	(33,656)	(38,345)
Less: current portion	(9,901)	(289,901)
Long-term debt, net of discount and deferred financing costs, less current portion	$3,226,582	$3,264,333
Capital lease and other financing obligations	$37,111	$46,757
Less: current portion	(4,742)	(10,538)
Capital lease and other financing obligations, less current portion	$32,369	$36,219
Debt Transactions
In May 2011, we completed a series of transactions designed to refinance our then existing indebtedness. These transactions included the issuance and sale of $700.0 million aggregate principal amount of 6.5% senior notes due 2019 (the "6.5% Senior Notes") and the execution of a credit agreement (the "Credit Agreement") providing for senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of a term loan facility (the "Original Term Loan"), which was offered at an original principal amount of $1,100.0 million and an original issue price of 99.5%, and a $250.0 million revolving credit facility (as amended, the "Revolving Credit Facility"). Refer to the section entitled Senior Secured Credit Facilities below for additional details on the Revolving Credit Facility.
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
On March 26, 2015, we completed a series of financing transactions (the "2015 Financing Transactions"), including the settlement of $620.9 million of the 6.5% Senior Notes that was validly tendered in connection with a cash tender offer that commenced on March 19, 2015, the issuance and sale of $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and the entry into an amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment (1) increased the amount available for borrowing under the Revolving Credit Facility by $100.0 million to $350.0 million in the aggregate, (2) extended the maturity date of the Revolving Credit Facility to March 26, 2020, and (3) revised certain fees related to the Revolving Credit Facility.
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
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2016.
We have amended the Credit Agreement on seven occasions since its initial execution. The terms presented herein reflect the changes as a result of these various amendments. Refer to the Debt Transactions section above for additional details of the terms of material amendments.
Term Loan
The Term Loan, which was entered into in May 2015 in order to prepay the Refinanced Term Loans, was offered at 99.75% of par. The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount, with the balance due at maturity. At our option, under the terms of the Sixth Amendment, the Term Loan may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Sixth Amendment), each with a different determination of interest rates. Pursuant to the terms of the Sixth Amendment, the applicable margins for the Term Loan are 1.25% and 2.25% for Base Rate loans and Eurodollar Rate loans, respectively, subject to floors of 1.75% and 0.75% for Base Rate loans and Eurodollar Rate loans, respectively. As of December 31, 2016, we maintained the Term Loan as a Eurodollar Rate loan, which accrued interest at a rate of 3.02%.

Revolving Credit Facility
At our option, the Revolving Credit Facility may be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Credit Agreement), each with a different determination of interest rates. Interest rates and fees on the Revolving Credit Facility are as follows (each depending on the achievement of certain senior secured net leverage ratios) (i) the index rate spread for Eurodollar Rate loans is 1.75% or 1.50%; (ii) the index rate spread for Base Rate loans is 0.75% or 0.50%; and (iii) the letter of credit fees are 1.625% or 1.375%.
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
As of December 31, 2016, there was $414.4 million of availability under the Revolving Credit Facility (net of $5.6 million in letters of credit). Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2016, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017.
Revolving loans may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes. No amounts under the Term Loan, once repaid, may be re-borrowed.
Senior Notes
At December 31, 2016, we had various tranches of senior notes outstanding, including the 4.875% Senior Notes, the 5.625% Senior Notes, the 5.0% Senior Notes, and the 6.25% Senior Notes (collectively, the “Senior Notes”).
At any time, we may redeem the Senior Notes (with the exception of the 6.25% Senior Notes, the redemption terms of which are discussed in more detail below), in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption, plus the Applicable Premium (also known as the "make-whole premium") set forth in the indentures under which the Senior Notes were issued (the “Senior Notes Indentures”). Upon the occurrence of certain change in control events, we will be required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, if certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments of the Senior Notes or the guarantees, we may redeem the Senior Notes in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.
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
6.25% Senior Notes
The 6.25% Senior Notes were issued by Sensata Technologies UK Financing Co. plc ("STUK") under an indenture dated November 27, 2015 (the "6.25% Senior Notes Indenture") among STUK, as issuer, The Bank of New York Mellon, as trustee, and the Guarantors. The 6.25% Senior Notes were offered at par. Interest on the 6.25% Senior Notes is payable semi-annually on February 15 and August 15 of each year, with the first payment made on February 15, 2016.
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
Restrictions
As of December 31, 2016, for purposes of the Senior Notes and the Term Loan, all of the subsidiaries of STBV were "Restricted Subsidiaries." Under certain circumstances, STBV will be permitted to designate subsidiaries as "Unrestricted Subsidiaries." As per the terms of the Senior Notes Indentures and the Credit Agreement, Restricted Subsidiaries are subject to restrictive covenants. Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Credit Agreement and will not guarantee any of the Senior Notes.
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
The Senior Notes Indentures contain restrictive covenants that limit the ability of STBV and its Restricted Subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on STBV's subsidiaries' ability to make payments to STBV; pay dividends and make other distributions in respect of STBV's and its Restricted Subsidiaries' capital stock; redeem or repurchase STBV's capital stock, our capital stock, or the capital stock of any other direct or indirect parent company of STBV or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to important exceptions and qualifications set forth in the Senior Notes Indentures. Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer rated investment grade by either rating agency and an event of default has occurred and is continuing at such time. As of December 31, 2016, the Senior Notes were not rated investment grade by either rating agency.
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
The net assets of STBV subject to these restrictions totaled $1,857.5 million at December 31, 2016.

Accounting for Debt Financing Transactions
Refer to Note 2, "Significant Accounting Policies," under the heading Debt Instruments for discussion of our accounting policies regarding debt financing transactions.
During the year ended December 31, 2016, we did not enter into any debt financing transactions. During the years ended December 31, 2015 and 2014, we recorded losses of $25.5 million, and $1.9 million, respectively, in Other, net related to our debt financing transactions.
In 2015, the 2015 Financing Transactions, the Redemption, and the entry into the Sixth Amendment and the Seventh Amendment were accounted for in accordance with ASC 470-50. As a result, during the year ended December 31, 2015, we recorded transaction costs of approximately $19.2 million in Other, net. The remaining losses recorded to Other, net primarily relate to the write-off of unamortized deferred financing costs and original issue discount. The issuance and sale of the 6.25% Senior Notes was accounted for as a new issuance and as a result, $12.5 million was capitalized as debt issuance costs. In addition, $8.8 million was recorded in Interest expense, net, which relates to fees associated with bridge financing that was not utilized.
In 2014, in connection with the 2014 Financing Transactions, which were accounted for in accordance with ASC 470-50, we incurred $17.7 million of financing costs, of which $13.9 million was recorded as deferred financing costs, $1.9 million was recorded in Other, net, and $1.9 million was recorded in Interest expense.
Leases
We operate in leased facilities with initial terms ranging up to 20 years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance, and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent expense for the years ended December 31, 2016, 2015, and 2014 was $18.1 million, $14.1 million, and $7.5 million, respectively.
In 2011, we entered into a capital lease for a facility in Baoying, China. As of December 31, 2016 and 2015, the capital lease obligation outstanding for this facility was $5.7 million and $6.4 million, respectively.
In 2005, we entered into a capital lease, which matures in 2025, for a facility in Attleboro, Massachusetts. As of December 31, 2016 and 2015, the capital lease obligation outstanding for this facility was $22.1 million and $23.5 million, respectively.
Other Financing Obligations
In 2013, we entered into an agreement with one of our suppliers, Measurement Specialties, Inc., under which we acquired the rights to certain intellectual property in exchange for quarterly royalty payments through the fourth quarter of 2019. As of December 31, 2016 and 2015, we had recognized a liability related to this agreement of $5.2 million and $6.4 million, respectively.
In 2008, we entered into a series of agreements to sell and leaseback the land, building, and certain equipment associated with our manufacturing facility in Subang Jaya, Malaysia, which was accounted for as a financing transaction. As of December 31, 2015, we had recognized a liability related to this agreement of $6.8 million. In the first quarter of 2016, we reacquired this facility, and as a result, there is no associated liability recorded as of December 31, 2016.
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

The following table presents the remaining mandatory principal repayments of long-term debt, excluding capital lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2017 through 2021 and thereafter.

For the year ended December 31,	Aggregate Maturities
2017	$9,901
2018	9,901
2019	9,901
2020	9,901
2021	898,190
Thereafter	2,350,000
Total long-term debt principal payments	$3,287,794
Compliance with Financial and Non-Financial Covenants
As of, and for the year ended, December 31, 2016, we were in compliance with all of the covenants and default provisions associated with our indebtedness.
9. Income Taxes
Effective April 27, 2006 (inception), and concurrent with the completion of the acquisition of the Sensors & Controls business ("S&C") of Texas Instruments Incorporated ("TI") (the "2006 Acquisition"), we commenced filing tax returns in the Netherlands as a stand-alone entity. Several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). Prior to April 30, 2008, we filed one consolidated tax return in the U.S. On April 30, 2008, our U.S. subsidiaries executed a separation and distribution agreement that divided our U.S. businesses, resulting in two separate U.S. consolidated federal income tax returns. On January 1, 2016, our U.S. subsidiaries resumed filing one consolidated tax return. Our remaining subsidiaries will file income tax returns in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Germany, Belgium, Bulgaria, South Korea, Malaysia, the U.K., France, and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated company, and the realignment of the functions performed and risks assumed by the various subsidiaries, are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.
Income before taxes for the years ended December 31, 2016, 2015, and 2014 was categorized by jurisdiction as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2016	$(43,842)	$365,287	$321,445
2015	$(60,707)	$266,336	$205,629
2014	$(92,632)	$346,058	$253,426

Provision for/(benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 was categorized by jurisdiction as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2016
Current	$464	$49,977	$226	$50,667
Deferred	10,036	2,010	(3,702)	8,344
Total	$10,500	$51,987	$(3,476)	$59,011
2015:
Current	$(8,187)	$45,326	$(197)	$36,942
Deferred	(168,855)	(361)	(9,793)	(179,009)
Total	$(177,042)	$44,965	$(9,990)	$(142,067)
2014:
Current	$—	$28,438	$395	$28,833
Deferred	(51,564)	(6,280)	(1,312)	(59,156)
Total	$(51,564)	$22,158	$(917)	$(30,323)
Effective tax rate reconciliation
The principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2016, 2015, and 2014 were as follows:

	For the year ended December 31,
	2016	2015	2014
Tax computed at statutory rate of 35%	$112,506	$71,970	$88,700
Foreign tax rate differential	(86,339)	(66,367)	(70,090)
Losses not tax benefited	32,490	56,778	40,200
Reserve for tax exposure	11,227	(2,949)	308
Patent box deduction	(10,961)	(3,714)	(785)
Withholding taxes not creditable	6,014	4,346	4,940
Unrealized foreign exchange losses/(gains), net	3,829	(12,120)	(15,195)
Change in tax law or rates	2,542	(10,290)	(12,017)
Release of valuation allowances, net	(1,925)	(180,001)	(71,111)
Other	(10,372)	280	4,727
	$59,011	$(142,067)	$(30,323)
Foreign tax rate differential
We operate in locations outside the U.S., including China, the U.K., the Netherlands, South Korea, Malaysia, Bermuda, and Bulgaria, that have statutory tax rates lower than the U.S. statutory rate, resulting in an effective rate benefit. This benefit can change from year to year based upon the jurisdictional mix of earnings.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or holidays in their respective jurisdictions. From 2013 through 2016, a subsidiary in Changzhou, China was eligible for a reduced tax rate of 15%. The impact of the tax holidays and exemptions on our effective rate is included in the foreign tax rate differential line in the reconciliation of the statutory rate to effective rate.
Release of valuation allowances
During the years ended December 31, 2016, 2015 and 2014, we released a portion of our valuation allowance and recognized a deferred tax benefit of $1.9 million, $180.0 million and $71.1 million, respectively. These benefits arose primarily in connection with our 2015 acquisition of CST and our 2014 acquisitions of Wabash, DeltaTech, and Schrader. For each of these acquisitions, deferred tax liabilities were established related primarily to the step-up of intangible assets for book purposes.
Losses not tax benefited
Losses incurred in certain jurisdictions, predominantly the U.S., are not currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in foreseeable future. For the years ended December 31, 2016, 2015, and 2014, this resulted in a deferred tax expense of $32.5 million, $56.8 million, and $40.2 million, respectively.
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
In certain jurisdictions we record withholding and other taxes on intercompany payments including dividends. During the years ended December 31, 2016, 2015, and 2014, this amount totaled $6.0 million, $4.3 million, and $4.9 million.
Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Inventories and related reserves	$17,616	$12,013
Accrued expenses	32,703	76,834
Property, plant and equipment	11,297	20,008
Intangible assets	32,282	88,524
Net operating loss, interest expense, and other carryforwards	446,946	435,980
Pension liability and other	10,545	8,279
Share-based compensation	15,341	11,315
Other	3,398	2,694
Total deferred tax assets	570,128	655,647
Valuation allowance	(299,746)	(296,922)
Net deferred tax asset	270,382	358,725
Deferred tax liabilities:
Property, plant and equipment	(25,195)	(25,810)
Intangible assets and goodwill	(556,089)	(636,366)
Unrealized exchange gain	(11,547)	(11,753)
Tax on undistributed earnings of subsidiaries	(48,493)	(44,078)
Other	(991)	(4,791)
Total deferred tax liabilities	(642,315)	(722,798)
Net deferred tax liability	$(371,933)	$(364,073)
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
For tax purposes, certain goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference, which will not reverse unless the related book goodwill or intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period.
The total valuation allowance for the years ended December 31, 2016 and 2015 increased/(decreased) $2.8 million and $(97.9) million, respectively. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2016 will be allocated to income tax benefit recognized in the consolidated statements of operations.
As of December 31, 2016, we have U.S. federal net operating loss carryforwards of $520.0 million and interest expense carryforwards of $571.2 million. Our U.S. federal net operating loss and interest carryforwards include $262.2 million related to excess tax deductions from share-based payments. U.S. federal net operating loss carryforwards will expire from 2026 to 2036, state net operating loss carryforwards will expire from 2017 to 2036, and the interest carryovers have an unlimited life. It is more likely than not that these net operating losses will not be utilized in the foreseeable future. We also have non-U.S. net operating loss carryforwards of $206.4 million, which will begin to expire in 2018.
We believe a change of ownership within the meaning of Section 382 of the Internal Revenue Code occurred in the fourth quarter of 2012. As a result, our U.S. federal net operating loss utilization will be limited to an amount equal to the market capitalization of our U.S. subsidiaries at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of fifty percentage points or more in the ownership positions of certain stockholders owning five percent or more of our common stock over a three year rolling period. We do not believe the resulting limitation will prohibit the utilization of our U.S. federal net operating loss.
Unrecognized tax benefits
A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance at December 31, 2013	$22,244
Increases related to prior year tax positions	7,540
Increases related to current year tax positions	4,204
Decreases related to lapse of applicable statute of limitations	(3,025)
Decreases related to settlements with tax authorities	(8,189)
Balance at December 31, 2014	22,774
Increases related to prior year tax positions	5,467
Increases related to current year tax positions	18,382
Decreases related to settlements with tax authorities	(8,566)
Balance at December 31, 2015	38,057
Increases related to prior year tax positions	6,390
Increases related to current year tax positions	8,462
Decreases related to lapse of applicable statute of limitations	(256)
Decreases related to settlements with tax authorities	(6,755)
Balance at December 31, 2016	$45,898
During the year ended December 31, 2015, we established a reserve of $16.0 million in connection with a capital restructuring transaction executed during the year.
We record interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. The table that follows presents the expense/(income) related to such interest and penalties recognized in the consolidated statements of income during the years ended December 31, 2016, 2015, and 2014, and the amount of interest and penalties recorded on the consolidated balance sheets as of December 31, 2016 and 2015:

	Statements of Operations			Balance Sheets
	For the year ended December 31,			As of December 31,
(in millions)	2016	2015	2014	2016	2015
Interest	$0.1	$0.1	$(1.2)	$1.0	$1.1
Penalties	$0.1	$(0.3)	$0.5	$1.1	$1.5
The liability for unrecognized tax benefits generally relates to the allocation of taxable income to the various jurisdictions where we are subject to tax. At December 31, 2016, we anticipate that the liability for unrecognized tax benefits could decrease by up to $8.0 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2016 and 2015 that will impact our effective tax rate are $12.0 million and $13.5 million, respectively.
Our major tax jurisdictions include the Netherlands, the U.S., Japan, Germany, Mexico, China, South Korea, Belgium, Bulgaria, France, Malaysia, and the U.K. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2006 through 2016.
Indemnifications
We have various indemnification provisions in place with Texas Instruments Incorporated ("TI"), Honeywell, William Blair, Tomkins Limited, and Custom Sensors & Technologies Ltd. These provisions provide for the reimbursement by TI, Honeywell, William Blair, Tomkins Limited, and Custom Sensors & Technologies Ltd of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses including S&C, First Technology Automotive, Airpax, Schrader, and CST, respectively.
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
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. We do not expect to contribute to the qualified defined benefit pension plan during 2017.
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
The aggregate expense related to the defined contribution plans for U.S. employees was $5.8 million, $4.7 million, and $3.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service, and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. For the year ended December 31, 2016, we did not, and do not expect to, receive any amount of Medicare Part D Federal subsidy. Our projected benefit obligation as of December 31, 2016 and 2015 did not include an assumption for a Federal subsidy.
In the fourth quarter of 2013, we amended the retiree healthcare benefit plan to eliminate supplemental medical coverage offered to Medicare eligible retirees, effective January 1, 2014. As a result of the amendment, we recognized a gain of $7.2 million that was recorded in Other comprehensive (loss)/income in the fourth quarter of 2013, which is being amortized as a component of net periodic benefit cost over a period of approximately 5 years from the date of recognition, which represents the remaining average service period to the full eligibility dates of the active plan participants.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We expect to contribute approximately $1.7 million to non-U.S. defined benefit plans during 2017.

Impact on Financial Statements
The following table outlines the net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
	2016			2015			2014
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$—	$83	$2,716	$—	$102	$2,811	$—	$107	$2,480
Interest cost	1,461	364	1,179	1,564	272	1,075	1,792	329	1,185
Expected return on plan assets	(2,684)	—	(952)	(2,666)	—	(892)	(2,450)	—	(865)
Amortization of net loss	707	143	488	473	361	19	262	482	179
Amortization of prior service credit	—	(1,335)	(20)	—	(1,335)	(37)	—	(1,335)	—
Loss on settlement	1,293	—	34	391	—	479	—	—	51
(Gain)/loss on curtailment	—	—	(486)	—	—	1,901	—	—	—
Net periodic benefit cost/(credit)	$777	$(745)	$2,959	$(238)	$(600)	$5,356	$(396)	$(417)	$3,030

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016			2015
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$57,626	$11,108	$56,102	$58,467	$9,973	$59,677
Service cost	—	83	2,716	—	102	2,811
Interest cost	1,461	364	1,179	1,564	272	1,075
Plan participants’ contributions	—	—	139	—	—	134
Plan amendment	—	—	(73)	—	—	24
Actuarial loss/(gain)	4,946	(984)	5,127	107	(949)	(3,683)
Settlements	—	—	(1,422)	—	—	(1,656)
Curtailments	—	—	(2,169)	—	—	1,901
Benefits paid	(6,354)	(557)	(1,764)	(2,512)	(466)	(1,595)
Acquisitions (1)	—	282	253	—	2,176	1,056
Foreign currency exchange rate changes	—	—	(1,032)	—	—	(3,642)
Ending balance	$57,679	$10,296	$59,056	$57,626	$11,108	$56,102
Change in Plan Assets
Beginning balance	$55,867	$—	$33,961	$58,157	$—	$35,652
Actual return on plan assets	2,262	—	2,469	(19)	—	(916)
Employer contributions	267	557	3,552	241	466	3,294
Plan participants’ contributions	—	—	139	—	—	134
Settlements	—	—	(1,422)	—	—	(1,656)
Benefits paid	(6,354)	(557)	(1,764)	(2,512)	(466)	(1,595)
Foreign currency exchange rate changes	—	—	426	—	—	(952)
Ending balance	$52,042	$—	$37,361	$55,867	$—	$33,961
Funded status at end of year	$(5,637)	$(10,296)	$(21,695)	$(1,759)	$(11,108)	$(22,141)
Accumulated benefit obligation at end of year	$57,679	NA	$53,995	$57,626	NA	$50,832
(1) Relates to unfunded defined benefit plans assumed as part of the acquisition of CST in 2015.
The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$—	$1,703	$—	$1,064
Current liabilities	(651)	(1,226)	(873)	(548)	(1,162)	(1,751)
Noncurrent liabilities	(4,986)	(9,070)	(20,822)	(2,914)	(9,946)	(21,454)
	$(5,637)	$(10,296)	$(21,695)	$(1,759)	$(11,108)	$(22,141)

Balances recognized within Accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs, net of tax, as of December 31, 2016, 2015, and 2014 are as follows:

	2016			2015			2014
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service credit	$—	$(512)	$(218)	$—	$(1,847)	$(538)	$—	$(3,182)	$(594)
Net loss	$22,490	$1,260	$11,070	$19,122	$2,387	$10,719	$17,194	$3,697	$12,212
We expect to amortize a loss of $0.1 million from Accumulated other comprehensive loss to net periodic benefit costs during 2017.
Information for plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2016 and 2015 is as follows:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$57,679	$25,367	$3,461	$29,874
Accumulated benefit obligation	$57,679	$22,285	$3,461	$26,012
Plan assets	$52,042	$4,876	$—	$6,448
Information for plans with a projected benefit obligation in excess of plan assets as of December 31, 2016 and 2015 is as follows:

	December 31, 2016		December 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$67,975	$54,849	$14,852	$29,874
Plan assets	$52,042	$33,606	$—	$6,448
Other changes in plan assets and benefit obligations, net of tax, recognized in Other comprehensive (income)/loss for the years ended December 31, 2016, 2015, and 2014 are as follows:

	For the year ended December 31,
	2016			2015			2014
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss/(gain)	$5,368	$(984)	$2,505	$2,792	$(949)	$(1,233)	$143	$(735)	$4,640
Amortization of net (loss)/gain	(707)	(143)	(436)	(473)	(361)	70	(262)	(482)	(167)
Amortization of prior service credit	—	1,335	15	—	1,335	32	—	1,335	2
Plan amendment	—	—	(73)	—	—	24	—	—	(592)
Settlement effect	(1,293)	—	(67)	(391)	—	(330)	—	—	(51)
Curtailment effect	—	—	(1,272)	—	—	—	—	—	—
Total recognized in other comprehensive loss/(income)	$3,368	$208	$672	$1,928	$25	$(1,437)	$(119)	$118	$3,832

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	3.20%	3.30%	3.10%	3.50%
Non-U.S. assumed discount rate	1.75%	NA	2.20%	NA
Non-U.S. average long-term pay progression	2.46%	NA	2.13%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2016, 2015, and 2014 are as follows:

	For the year ended December 31,
	2016			2015			2014
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	3.10%	3.50%		2.90%	2.90%		3.50%	3.40%
Non-U.S. assumed discount rate	3.83%	NA		4.19%	NA		2.66%	NA
U.S. average long-term rate of return on plan assets	5.00%	—	(1)	5.00%	—	(1)	4.75%	—	(1)
Non-U.S. average long-term rate of return on plan assets	2.60%	NA		2.51%	NA		2.17%	NA
Non-U.S. average long-term pay progression	3.78%	NA		4.34%	NA		3.13%	NA
 __________________

(1)	Long-term rate of return on plan assets is not applicable to our U.S. retiree healthcare benefit plan as we do not hold assets for this plan.
Assumed healthcare cost trend rates for the U.S. retiree healthcare benefit plan as of December 31, 2016, 2015, and 2014 are as follows:

	Retiree Healthcare
	December 31, 2016	December 31, 2015	December 31, 2014
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.10%	7.30%	7.60%
Attributed to age 65 or greater	7.80%	6.80%	7.00%
Ultimate trend rate	4.50%	4.50%	4.50%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2038	2029	2029
Attributed to age 65 or greater	2038	2029	2029
Assumed healthcare trend rates could have a significant effect on the amounts reported for retiree healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2016 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$8	$(7)
Effect on post-retirement benefit obligations	$242	$(210)

The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	Non-U.S. Defined Benefit

2017	$7,415	$1,226	$2,359
2018	6,797	1,301	2,162
2019	6,444	1,306	2,336
2020	5,845	1,243	2,502
2021	5,456	1,101	2,573
2022 - 2026	15,353	3,655	15,022
Plan Assets
We hold assets for our defined benefit plans in the U.S., Japan, the Netherlands, and Belgium. Information about the assets for each of these plans is detailed below.
U.S. Plan Assets
Our target asset allocation for the U.S. defined benefit plan is 84% fixed income and 16% equity securities. To arrive at the targeted asset allocation, we and our investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2016:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2016
U.S. large cap equity	6%	7%
U.S. small / mid cap equity	4%	4%
International (non-U.S.) equity	6%	6%
Fixed income (U.S. investment and non-investment grade)	82%	81%
High-yield fixed income	1%	1%
International (non-U.S.) fixed income	1%	1%
The portfolio is monitored for automatic rebalancing on a monthly basis.

The following table presents information about the plan assets measured at fair value as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2016				December 31, 2015
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$3,786	$—	$—	$3,786	$3,787	$—	$—	$3,787
U.S. small / mid cap equity	2,109	—	—	2,109	2,076	—	—	2,076
International (non-U.S.) equity	2,867	—	—	2,867	3,090	—	—	3,090
Total equity mutual funds	8,762	—	—	8,762	8,953	—	—	8,953
Fixed income (U.S. investment grade)	42,053	—	—	42,053	45,689	—	—	45,689
High-yield fixed income	788	—	—	788	763	—	—	763
International (non-U.S.) fixed income	439	—	—	439	462	—	—	462
Total fixed income mutual funds	43,280	—	—	43,280	46,914	—	—	46,914
Total	$52,042	$—	$—	$52,042	$55,867	$—	$—	$55,867
Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, and cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investment in individual securities, derivatives, long-duration fixed income, and cash and cash equivalents is permitted, the plan did not hold these types of investments as of December 31, 2016 or 2015.
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
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2016:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2016
Equity securities	10%-90%	29%
Fixed income securities and cash and cash equivalents	10%-90%	71%

The following table presents information about the plan assets measured at fair value as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2016				December 31, 2015
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$2,791	$—	$—	$2,791	$2,228	$—	$—	$2,228
International (non-U.S.) equity	5,581	—	—	5,581	7,048	—	—	7,048
Total equity securities	8,372	—	—	8,372	9,276	—	—	9,276
U.S. fixed income	2,894	249	—	3,143	3,059	—	—	3,059
International (non-U.S.) fixed income	11,288	—	—	11,288	10,873	1,956	—	12,829
Total fixed income securities	14,182	249	—	14,431	13,932	1,956	—	15,888
Cash and cash equivalents	5,927	—	—	5,927	2,349	—	—	2,349
Total	$28,481	$249	$—	$28,730	$25,557	$1,956	$—	$27,513
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
The following tables present information about the plans’ assets measured at fair value as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2016				December 31, 2015
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policies)	$—	$—	$8,014	$8,014	$—	$—	$5,757	$5,757
Total	$—	$—	$8,014	$8,014	$—	$—	$5,757	$5,757

The following table outlines the rollforward of the Netherlands plan Level 3 assets for the years ended December 31, 2016 and 2015:

Fair value measurement using significant unobservable inputs (Level 3)
Balance at December 31, 2014	$6,544
Actual return on plan assets still held at reporting date	(786)
Purchases, sales, settlements, and exchange rate changes	(1)
Balance at December 31, 2015	5,757
Actual return on plan assets still held at reporting date	2,064
Purchases, sales, settlements, and exchange rate changes	193
Balance at December 31, 2016	$8,014
The fair values of the insurance contracts are measured based on the future benefit payments that would be made by the insurance company to vested plan participants if we were to switch to another insurance company without actually surrendering our policy. In this case, the insurance company would guarantee to pay the vested benefits at retirement accrued under the plan based on current salaries and service to date (i.e., no allowance for future salary increases or pension increases). The cash flows of the future benefit payments are discounted using the same discount rate as is used to value the defined benefit plan liabilities.
Belgium Plan Assets
The assets of the Belgium defined benefit plan are composed of insurance policies. As of December 31, 2016 and 2015 the fair value of these plan assets was $0.8 million and $0.7 million, respectively, and are considered to be Level 3 financial instruments.
11. Share-Based Payment Plans
In connection with the completion of our initial public offering ("IPO"), we adopted the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the “2010 Equity Incentive Plan”). The purpose of the 2010 Equity Incentive Plan is to promote long-term growth and profitability by providing our present and future eligible directors, officers, and employees with incentives to contribute to, and participate in, our success. There are 10.0 million ordinary shares authorized under the 2010 Equity Incentive Plan, of which 4.6 million were available as of December 31, 2016.
Share-Based Compensation Awards
We grant share-based compensation awards under the 2010 Equity Incentive Plan for which vesting is subject only to continued employment and the passage of time (options and restricted stock units ("RSUs")), as well as those for which vesting also depends on the attainment of certain performance criteria (performance options and performance-based restricted stock units ("PRSUs")). RSUs and PRSUs are generally referred to in this Annual Report on Form 10-K as "restricted securities."

Options
A summary of stock option activity for the years ended December 31, 2016, 2015, and 2014 is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options
Balance at December 31, 2013	5,142	21.75	7.8	87,506
Granted	767	43.61
Forfeited and expired	(231)	35.60
Exercised	(1,589)	15.42		47,372
Balance at December 31, 2014	4,089	27.53	6.3	101,705
Granted	353	56.60
Forfeited and expired	(65)	43.93
Exercised	(1,016)	18.85		34,835
Balance at December 31, 2015	3,361	32.89	6.2	47,967
Granted (2)	654	37.89
Forfeited and expired	(111)	43.95
Exercised	(358)	11.05		9,501
Balance at December 31, 2016	3,546	35.67	6.3	19,844
Options vested and exercisable as of December 31, 2016	2,323	32.71	5.3	18,289
Vested and expected to vest as of December 31, 2016 (1)	3,398	35.35	6.2	19,740
  __________________

(1)
Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

(2)	Includes 257 performance-based options.
A summary of the status of our unvested options as of December 31, 2016 and of the changes during the year then ended is presented in the table below (amounts have been calculated based on unrounded shares):

	Stock Options	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	1,189	$14.04
Granted during the year	654	$12.08
Vested during the year	(529)	$13.40
Forfeited during the year	(91)	$13.98
Unvested as of December 31, 2016	1,223	$13.28
The fair value of stock options that vested during the years ended December 31, 2016, 2015, and 2014 was $7.1 million, $7.5 million, and $7.4 million respectively.
Non-performance-based options granted to employees under the 2010 Equity Incentive Plan generally vest 25% per year over four years from the date of grant. Performance-based options granted to employees under the 2010 Equity Incentive Plan vest after three years, depending on the extent to which certain performance criteria are met. Options granted to directors under the 2010 Equity Incentive Plan vest after one year.

We recognize compensation expense for options on a straight-line basis over the requisite service period, which is generally the same as the vesting period. The options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us, options not yet vested expire and are forfeited at the termination date, and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire 6 months after the participant’s termination date).
The weighted-average grant-date fair value per option granted during the years ended December 31, 2016, 2015, and 2014 was $12.08, $17.94, and $14.33, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. See Note 2, "Significant Accounting Policies," for further discussion of how we estimate the fair value of options. The weighted-average key assumptions used in estimating the grant-date fair value of options are as follows:

	For the year ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	30.00%	30.00%
Risk-free interest rate	1.48%	1.52%	2.00%
Expected term (years)	6.0	5.9	5.9
Fair value per share of underlying ordinary shares	$37.89	$56.60	$43.61
We did not grant options to our directors in 2016. We granted 72 and 96 options to our directors under the 2010 Equity Incentive Plan in 2015 and 2014, respectively. These options vested after one year and were not subject to performance conditions. The weighted-average grant date fair value per option was $17.05 and $13.99, respectively.
Restricted Securities
We grant RSUs that cliff vest over various lengths of time ranging from one to four years, as well as those that vest 25% per year over four years. We grant PRSUs that generally cliff vest three years after the grant date. The number of PRSUs that ultimately vest will depend on the extent to which certain performance criteria are met and could range between 0% and 172.5% of the number of PRSUs granted. See Note 2, "Significant Accounting Policies," for discussion of how we estimate the fair value of restricted securities.
A summary of restricted securities granted in the past three years is presented below:

Year ended December 31,	RSUs Granted	Weighted-Average Grant-Date Fair Value	PRSUs Granted	Weighted-Average Grant-Date Fair Value
2016	319	$38.33	180	$38.96
2015	150	$56.42	128	$56.94
2014	155	$44.52	110	$43.48
Compensation cost for the year ended December 31, 2016 reflects our estimate of the probable outcome of the performance conditions associated with the PRSUs granted in 2016, 2015, and 2014.

A summary of activity related to outstanding restricted securities for 2016, 2015, and 2014 is presented in the table below (amounts have been calculated based on unrounded shares):

	Restricted Securities	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2013	629	$30.84
Granted	265	44.09
Forfeited	(172)	34.87
Vested	(65)	21.32
Balance at December 31, 2014	656	36.06
Granted	278	56.66
Forfeited	(165)	38.55
Vested	(115)	26.72
Balance at December 31, 2015	654	45.87
Granted	499	38.56
Forfeited	(48)	47.01
Vested	(185)	33.41
Balance at December 31, 2016	920	$44.35
Aggregate intrinsic value information for restricted securities as of December 31, 2016, 2015, and 2014 is presented below:

	December 31, 2016	December 31, 2015	December 31, 2014
Outstanding	$35,845	$30,115	$34,404
Expected to vest	$26,937	$22,704	$26,982

The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2016, 2015, and 2014 are as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Outstanding	1.5	1.4	1.5
Expected to vest	1.5	1.4	1.7
The expected to vest restricted securities are calculated by considering our assessment of the probability of meeting the required performance conditions (for PRSUs) and/or by applying a forfeiture rate assumption for all restricted securities.
On April 25, 2016, our Board of Directors approved retroactive amendments to our RSUs and PRSUs to allow for accelerated vesting upon termination without cause within 24 months after a change in control, as defined in the 2010 Equity Incentive Plan. These changes were made in order to provide consistency across our equity awards, to better align management and shareholder interests, and to incorporate equity compensation best practices. There was no change to the terms of our option awards, as Section 4.3(b) of the 2010 Equity Incentive Plan specifically provides for accelerated vesting of options upon termination without cause within 24 months after a change in control.

Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards:

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Options	$7,094	$7,176	$7,685
Restricted securities	10,331	8,150	5,300
Total share-based compensation expense	$17,425	$15,326	$12,985
This compensation expense is recorded within SG&A expense in the consolidated statements of operations during the identified periods. We did not recognize a tax benefit associated with these expenses. In the year ended December 31, 2014, we capitalized $0.1 million related to share based compensation. We did not capitalize any amounts in any other period presented.
The table below presents unrecognized compensation expense at December 31, 2016 for each class of award, and the remaining expected term for this expense to be recognized:

	Unrecognized compensation expense	Expected recognition (years)
Options	$10,822	2.2
Restricted securities	17,448	1.7
Total unrecognized compensation expense	$28,270
12. Shareholders’ Equity
On March 16, 2010, we completed an IPO of our ordinary shares. Subsequent to our IPO, we have completed various secondary public offerings of our ordinary shares. Our former principal shareholder, Sensata Investment Company S.C.A. ("SCA"), and certain members of management participated in the secondary offerings. The share capital of SCA was owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”), and certain members of our senior management. As of December 31, 2016, SCA no longer owned any of our outstanding ordinary shares.
Our authorized share capital consists of 400.0 million ordinary shares with a nominal value of €0.01 per share, of which 178.4 million ordinary shares were issued and 170.9 million were outstanding as of December 31, 2016. Issued and outstanding shares exclude 0.9 million outstanding restricted securities and 3.5 million outstanding stock options. We also have authorized 400.0 million preference shares with a nominal value of €0.01 per share, none of which are issued or outstanding. See Note 11, "Share-Based Payment Plans," for awards available for grant under our outstanding equity plans.
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
We did not repurchase any ordinary shares under this program during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, we repurchased 4.3 million ordinary shares, for an aggregate purchase price of $181.8 million, at an average price of $42.22 per ordinary share. Of the ordinary shares repurchased during the year ended December 31, 2014, 4.0 million were repurchased from SCA in a private, non-underwritten transaction, concurrent with the closing of the May 2014 secondary offering, at $42.42 per ordinary share, which was equal to the price paid by the underwriters. On February 1, 2016, our Board of Directors amended the terms of this program in order to reset the amount available for share repurchases to $250.0 million. At December 31, 2016, $250.0 million remained available for share repurchase under this program.
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the years ended December 31, 2016, 2015, and 2014, we reissued 0.5 million, 1.1 million, and 1.6 million treasury shares, respectively. During the years ended December 31, 2016 and 2015, in connection with our treasury share reissuances, we recognized reductions in Retained earnings of $16.8 million, and $23.7 million, respectively.

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Deferred (Loss)/Gain on Derivative Instruments	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(7,612)	$(25,495)	$(33,107)
Pre-tax current period change	34,521	(4,667)	29,854
Income tax (expense)/benefit	(9,331)	836	(8,495)
Balance at December 31, 2014	17,578	(29,326)	(11,748)
Pre-tax current period change	(18,301)	359	(17,942)
Income tax benefit/(expense)	4,575	(875)	3,700
Balance at December 31, 2015	3,852	(29,842)	(25,990)
Pre-tax current period change	(5,106)	(4,934)	(10,040)
Income tax benefit	1,277	686	1,963
Balance at December 31, 2016	$23	$(34,090)	$(34,067)
The details of the components of Other comprehensive (loss)/income, net of tax, for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total
Other comprehensive (loss)/income before reclassifications	$(6,356)	$(6,816)	$(13,172)	$19,464	$(634)	$18,830	$25,014	$(3,456)	$21,558
Amounts reclassified from Accumulated other comprehensive loss	2,527	2,568	5,095	(33,190)	118	(33,072)	176	(375)	(199)
Net current period other comprehensive (loss)/income	$(3,829)	$(4,248)	$(8,077)	$(13,726)	$(516)	$(14,242)	$25,190	$(3,831)	$21,359

The details of the amounts reclassified from Accumulated other comprehensive loss for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss
Component	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Affected Line in Consolidated Statements of Operations
Derivative instruments designated and qualifying as cash flow hedges
Interest rate caps	$—	$—	$972	Interest expense (1)
Foreign currency forward contracts	(17,720)	(54,537)	334	Net revenue (1)
Foreign currency forward contracts	21,089	10,284	(1,070)	Cost of revenue (1)
Total, before taxes	3,369	(44,253)	236	Income before taxes
Income tax effect	(842)	11,063	(60)	Provision for/(benefit from) income taxes
Total, net of taxes	$2,527	$(33,190)	$176	Net income

Defined benefit and retiree healthcare plans	$2,975	$351	$(361)	Various (2)
Income tax effect	(407)	(233)	(14)	Provision for/(benefit from) income taxes
Total, net of taxes	$2,568	$118	$(375)	Net income

(1)	See Note 16, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

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

13. Related Party Transactions
SCA
Share Repurchases
Concurrent with the closing of the May 2014 secondary offering, we repurchased 4.0 million ordinary shares from SCA in a private, non-underwritten transaction at a price per ordinary share of $42.42, which was equal to the price paid by the underwriters.
Texas Instruments
Cross License Agreement
We have entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties granted each other a license to use certain technology used in connection with the other party’s business.

14. Commitments and Contingencies
Future minimum payments for capital leases, other financing obligations, and non-cancelable operating leases in effect as of December 31, 2016 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Obligations	Operating Leases	Total
For the year ending December 31,
2017	$5,076	$2,504	$13,107	$20,687
2018	5,113	2,344	10,186	17,643
2019	5,148	2,344	7,362	14,854
2020	5,184	324	4,934	10,442
2021	4,753	—	3,750	8,503
2022 and thereafter	19,507	—	30,455	49,962
Net minimum rentals	44,781	7,516	69,794	122,091
Less: interest portion	(14,095)	(1,091)	—	(15,186)
Present value of future minimum rentals	$30,686	$6,425	$69,794	$106,905
Non-cancelable purchase agreements exist with various suppliers, primarily for services such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2016, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2017	$9,484
2018	4,892
2019	996
2020	47
2021	37
2022 and thereafter	104
Total	$15,560
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
During the year ended December 31, 2016, there were no amounts recorded to earnings related to the SPA.
Off-Balance Sheet Commitments
From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations generally arise in two contexts. First, in connection with certain transactions, such as the sale of a business or the issuance of debt or equity securities, the agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as customer contracts, that might contain indemnification provisions relating to product quality, intellectual property infringement, governmental regulations and employment related matters, and other typical indemnities. In certain cases, indemnification obligations arise by law. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Historically, we have experienced only immaterial and irregular losses associated with these indemnifications. Consequently, any future liabilities brought about by these indemnifications cannot reasonably be estimated or accrued.
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
Insurance Claims
The accounting for insurance claims depends on a variety of factors, including the nature of the claim, the evaluation of coverage, the amount of proceeds (or anticipated proceeds), the ability of an insurer to satisfy the claim, and the timing of the loss and corresponding recovery. In accordance with ASC 450, receipts from insurance up to the amount of loss recognized are considered recoveries. Recoveries are recognized in the financial statements when they are probable of receipt. Insurance proceeds in excess of the amount of loss recognized are considered gains. Gains are recognized in the financial statements in the period in which contingencies related to the claim (or a specific portion of the claim) have been resolved. We classify insurance proceeds in the consolidated statements of operations in a manner consistent with the related losses.
Matters that have become immaterial for future disclosure
The following matters have been disclosed in previous filings. While these matters have not been resolved in 2016, they have become immaterial for disclosure, as we believe any future activity is unlikely to be material to our financial statements.
Environmental matters
In 2001, TI's subsidiary in Brazil ("TI Brazil") was notified by the State of São Paolo, Brazil regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Sensores e Controles do Brasil Ltda. ("ST Brazil"), is the successor in interest to TI Brazil. However, TI has retained these liabilities and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, five lawsuits were filed against ST Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. These matters are managed and controlled by TI. TI is defending these five lawsuits in the 1st Civil Court of Jaquariuna, São Paolo. Although ST Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2016.
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
Pending Litigation and Claims
Automotive Customers: In the fourth quarter of 2013, one of our automotive customers alleged defects in certain of our sensor products installed in the customer's vehicles during 2013. The alleged defects are not safety related. In the third quarter of 2014, we made a contribution to this customer in the amount of $0.7 million, which resolved a portion of the claim. In the first quarter of 2016, this customer requested an additional reimbursement related to these alleged defects. In December 2016, we settled this matter with the customer. The settlement stipulates that we make a lump-sum cash payment of $4.4 million as reimbursement for a portion of costs incurred to date, and compensate the customer for a portion of costs associated with potential future claims. As of December 31, 2016, we have recorded an accrual related to this settlement of $5.1 million, representing our estimate of the total amount to be paid under the terms of the settlement agreement. We do not believe that future payments required per the terms of this settlement agreement will be materially in excess of the accrued amount.
Brazil Local Tax: Schrader International Brasil Ltda. ("Schrader Brazil") is involved in litigation with the tax department of the State of São Paulo, Brazil (the “São Paulo Tax Department”), which is claiming underpayment of state taxes. The total amount claimed is approximately, $26.0 million, which includes penalties and interest. It is our understanding that the courts have denied the São Paulo Tax Department’s claim, a decision which has been appealed. Certain of our subsidiaries have been indemnified by a previous owner of Schrader (who is responsible for and is currently managing the defense of this matter) for any potential loss relating to this issue, however Schrader Brazil had been requested to pledge certain of its assets as collateral for the disputed amount while the case is heard. As of December 31, 2016, Schrader Brazil has been released from this lien, and we have not recorded an accrual related to this matter. Although this matter is ongoing, we believe that we no longer have any potential risk of loss.
Matters Resolved During 2016
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
On May 27, 2014, Yukwang filed a patent infringement action against us and our equipment supplier with the Suwon district court seeking a preliminary injunction for infringement of Korean patent number 847,738. Yukwang also filed a patent scope action on the same patent with the Korean Intellectual Property Tribunal ("KIPT") and sought police investigation into the alleged infringement. Yukwang was seeking unspecified damages as well as an injunction barring us from using parts covered by the patent in the future. On October 8, 2014, the Suwon district court entered an order dismissing the patent infringement action on invalidity grounds. On October 14, 2014, Yukwang filed an appeal of that decision to the Seoul High Court (an intermediate appellate court). The Seoul High Court decided in our favor on February 29, 2016, and Yukwang did not attempt to appeal this decision to the Korean Supreme Court, so this decision is now final. On April 24, 2015, the KIPT issued a decision in our favor, finding the patent to be invalid. On January 22, 2016, the Korean Patent Court affirmed the invalidity decision. On February 12, 2016, Yukwang filed an appeal to the Korean Supreme Court. On June 9, 2016, the Korean Supreme Court decided not to hear further appeals. This concludes the intellectual property matters.
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
We believe that all of the above matters have now been resolved, with no amount due by us, and as a result, as of December 31, 2016, we have not recorded an accrual related to these matters.
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

Measured on a Recurring Basis
The following table presents information about certain of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$32,757	$—	$—	$28,569	$—
Commodity forward contracts		2,639	—	—	42	—
Total	$—	$35,396	$—	$—	$28,611	$—
Liabilities
Foreign currency forward contracts	$—	$27,201	$—	$—	$20,561	$—
Commodity forward contracts	—	3,790	—	—	13,685	—
Total	$—	$30,991	$—	$—	$34,246	$—
See Note 2, "Significant Accounting Policies," under the caption Financial Instruments, for discussion of how we estimate the fair value of our financial instruments. See Note 16, "Derivative Instruments and Hedging Activities," for specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. However, as of December 31, 2016 and 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Non-Recurring Basis
We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2016, we evaluated our goodwill for impairment using the qualitative method. Refer to Critical Accounting Policies and Estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K for further discussion of this process. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net book values at that date.
As of October 1, 2016, we evaluated our indefinite-lived intangible assets for impairment (using the quantitative method) and determined that the fair values of our indefinite-lived intangible assets exceeded their carrying values on that date. The fair values of indefinite-lived intangible assets are considered level 3 fair value measurements.
As of December 31, 2016, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$937,794	$—	$942,483	$—	$982,695	$—	$963,041	$—
4.875% Senior Notes	$500,000	$—	$514,375	$—	$500,000	$—	$484,690	$—
5.625% Senior Notes	$400,000	$—	$417,752	$—	$400,000	$—	$409,252	$—
5.0% Senior Notes	$700,000	$—	$686,000	$—	$700,000	$—	$675,941	$—
6.25% Senior Notes	$750,000	$—	$786,098	$—	$750,000	$—	$781,410	$—
Revolving Credit Facility	$—	$—	$—	$—	$280,000	$—	$266,877	$—
(1) The carrying value is presented excluding discount.
The fair values of the Term Loan and the Senior Notes are determined using observable prices in markets where these instruments are generally not traded on a daily basis. The fair value of the Revolving Credit Facility is calculated as the present value of the difference between the contractual spread on the loan and the estimated replacement credit spread using the current outstanding balance on the loan projected to the loan maturity.
Cash and cash equivalents, trade receivables, and trade payables are carried at their cost, which approximates fair value because of their short-term nature.
In March 2016, we acquired Series B Preferred Stock of Quanergy for $50.0 million. In accordance with the guidance in ASC Topic 323, Investments - Equity Method and Joint Ventures, we have accounted for this investment as a cost method investment under ASC 325-20, Cost Method Investments, as the Series B Preferred Stock is not "in substance" common stock and does not have a readily determinable fair value. Fair value of this cost method investment as of December 31, 2016 has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
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
We do not offset the fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. As of December 31, 2016 and 2015, we had posted no cash collateral.
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
For each of the years ended December 31, 2016, 2015, and 2014, the ineffective portion of the changes in the fair value of these derivatives that was recognized directly in earnings was not material and no amounts were excluded from the assessment of effectiveness. As of December 31, 2016, we estimate that $2.7 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve months ending December 31, 2017.
As of December 31, 2016, we had the following outstanding foreign currency contracts:

Notional (in millions)	Effective Date	Maturity Date	Index	Weighted- Average Strike Rate	Cash Flow Hedge Designation
97.7 EUR	Various from February 2015 to December 2016	January 31, 2017	Euro to U.S. Dollar Exchange Rate	1.07 USD	Non-designated
444.9 EUR	Various from March 2015 to December 2016	Various from February 2017 to December 2018	Euro to U.S. Dollar Exchange Rate	1.13 USD	Designated
545.0 CNY	December 22, 2016	January 26, 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	7.01 CNY	Non-designated
720.0 JPY	December 22, 2016	January 31, 2017	U.S. Dollar to Japanese Yen Exchange Rate	117.20 JPY	Non-designated
3,321.6 KRW	Various from February 2015 to August 2016	January 31, 2017	U.S. Dollar to Korean Won Exchange Rate	1,158.87 KRW	Non-designated
50,239.2 KRW	Various from March 2015 to December 2016	Various from February 2017 to November 2018	U.S. Dollar to Korean Won Exchange Rate	1,157.71 KRW	Designated
5.7 MYR	Various from February 2015 to April 2016	January 31, 2017	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.02 MYR	Non-designated
81.8 MYR	Various from March 2015 to November 2016	Various from February 2017 to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.17 MYR	Designated
204.0 MXN	Various from February 2015 to December 2016	January 31, 2017	U.S. Dollar to Mexican Peso Exchange Rate	18.62 MXN	Non-designated
2,072.7 MXN	Various from March 2015 to December 2016	Various from February 2017 to December 2018	U.S. Dollar to Mexican Peso Exchange Rate	19.00 MXN	Designated
21.5 GBP	Various from February 2015 to December 2016	January 31, 2017	British Pound Sterling to U.S. Dollar Exchange Rate	1.27 USD	Non-designated
56.2 GBP	Various from March 2015 to December 2016	Various from February 2017 to December 2018	British Pound Sterling to U.S. Dollar Exchange Rate	1.40 USD	Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities used in the manufacturing of our products, including silver, gold, nickel, aluminum, copper, platinum, and palladium. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements.
We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of December 31, 2016:

Commodity	Notional	Remaining Contracted Periods	Weighted- Average Strike Price Per Unit
Silver	1,069,914 troy oz.	January 2017 - November 2018	$17.09
Gold	14,113 troy oz.	January 2017 - November 2018	$1,233.30
Nickel	339,402 pounds	January 2017 - November 2018	$4.98
Aluminum	5,807,659 pounds	January 2017 - November 2018	$0.76
Copper	7,707,228 pounds	January 2017 - November 2018	$2.32
Platinum	8,719 troy oz.	January 2017 - November 2018	$1,017.41
Palladium	1,923 troy oz.	January 2017 - November 2018	$641.43
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2016 and 2015:

	Asset Derivatives			Liability Derivatives

		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2016	December 31, 2015	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$24,796	$20,057	Accrued expenses and other current liabilities	$20,990	$13,851
Foreign currency forward contracts	Other assets	5,693	5,382	Other long-term liabilities	3,814	3,763
Total		$30,489	$25,439		$24,804	$17,614
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$2,097	$—	Accrued expenses and other current liabilities	$2,764	$10,876
Commodity forward contracts	Other assets	542	42	Other long-term liabilities	1,026	2,809
Foreign currency forward contracts	Prepaid expenses and other current assets	2,268	3,130	Accrued expenses and other current liabilities	2,397	2,947
Total		$4,907	$3,172		$6,187	$16,632
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 15, "Fair Value Measures," for more information on these measurements.

The following tables present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2016 and 2015:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2016	2015		2016	2015
Foreign currency forward contracts	$24,044	$46,540	Net revenue	$17,720	$54,537
Foreign currency forward contracts	$(32,519)	$(20,588)	Cost of revenue	$(21,089)	$(10,284)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	2016	2015
Commodity forward contracts	$7,399	(18,468)	Other, net
Foreign currency forward contracts	$(1,850)	3,606	Other, net
Credit risk related contingent features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2016, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $31.5 million. As of December 31, 2016, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
17. Restructuring and Special Charges
During the years ended December 31, 2016, 2015, and 2014, we recorded restructuring and special charges of $4.1 million, $21.9 million, and $21.9 million, respectively, in the consolidated statements of operations.
The restructuring and special charges recognized during the year ended December 31, 2016, consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
The restructuring and special charges recognized during the year ended December 31, 2015, includes $7.6 million in severance charges recorded in connection with acquired businesses in order to integrate these businesses with ours, $4.0 million of severance charges recorded in the second quarter of 2015 related to the closing of our Schrader Brazil manufacturing facility, with the remainder primarily associated with the termination of a limited number of employees in various locations throughout the world. Additional charges related to the closing of the manufacturing facility in Brazil are not included in the table above, and are discussed below in Exit and Disposal Activities.
The restructuring and special charges recognized during the year ended December 31, 2014 includes $16.2 million in severance charges recorded in connection with acquired businesses, in order to integrate these businesses with ours, with the remainder primarily associated with the termination of a limited number of employees in various locations throughout the world.

The following table outlines the changes to the restructuring liability associated with the severance portion of our restructuring actions during the years ended December 31, 2016 and 2015:

Severance
Balance at December 31, 2014	$19,914
Charges, net of reversals	19,829
Payments	(13,737)
Impact of changes in foreign currency exchange rates	(2,020)
Balance at December 31, 2015	$23,986
Charges, net of reversals	813
Payments	(7,252)
Impact of changes in foreign currency exchange rates	(785)
Balance at December 31, 2016	$16,762
The following table outlines the current and long-term components of our restructuring liabilities recognized in the consolidated balance sheets as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Accrued expenses and other current liabilities	$14,566	$14,089
Other long-term liabilities	3,082	10,918
	$17,648	$25,007
Exit and Disposal Activities
In the second quarter of 2015, we decided to close our Schrader Brazil manufacturing facility. During the year ended December 31, 2015, in connection with this closing, and in addition to the $4.0 million of severance charges recorded in the Restructuring and special charges line of the consolidated statements of operations as discussed above, we incurred approximately $5.0 million of charges, primarily recorded in Cost of revenue, related to the write-down of certain assets, including PP&E and Inventory. These charges are not included in the restructuring and special charges table above.
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

The Sensing Solutions segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial, medical device, and residential markets, and sensors used in aerospace and industrial products such as HVAC systems and military and commercial aircraft. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC sensors and controls, solid state relays, linear and rotary position sensors, precision switches, and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air conditioning systems, refrigerators, aircraft, lighting, and other industrial applications. The Sensing Solutions business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.
The following table presents Net revenue and Segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
	2016	2015	2014
Net revenue:
Performance Sensing	$2,385,380	$2,346,226	$1,755,857
Sensing Solutions	816,908	628,735	653,946
Total net revenue	$3,202,288	$2,974,961	$2,409,803
Segment operating income (as defined above):
Performance Sensing	$615,526	$598,524	$475,943
Sensing Solutions	261,914	199,744	202,115
Total segment operating income	877,440	798,268	678,058
Corporate and other	(179,665)	(196,133)	(137,872)
Amortization of intangible assets	(201,498)	(186,632)	(146,704)
Restructuring and special charges	(4,113)	(21,919)	(21,893)
Profit from operations	492,164	393,584	371,589
Interest expense, net	(165,818)	(137,626)	(106,104)
Other, net	(4,901)	(50,329)	(12,059)
Income before income taxes	$321,445	$205,629	$253,426
No customer exceeded 10% of our Net revenue in any of the periods presented.
The following table presents Net revenue by product categories for the years ended December 31, 2016, 2015, and 2014:

	Performance Sensing	Sensing Solutions	For the year ended December 31,
			2016	2015	2014
Net revenue:
Pressure sensors	X	X	$1,764,622	$1,669,393	$1,186,913
Speed and position sensors	X	X	420,111	328,102	275,628
Bimetal electromechanical controls		X	321,202	318,721	359,610
Temperature sensors	X	X	191,463	191,369	152,662
Power conversion and control		X	120,357	58,180	35,160
Thermal and magnetic-hydraulic circuit breakers		X	109,719	110,980	117,816
Pressure switches	X	X	88,905	86,994	99,489
Interconnection		X	57,518	61,738	69,332
Other	X	X	128,391	149,484	113,193
			$3,202,288	$2,974,961	$2,409,803

The following table presents depreciation and amortization expense for our reportable segments for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,
	2016	2015	2014
Total depreciation and amortization
Performance Sensing	$68,837	$62,754	$40,092
Sensing Solutions	14,095	10,643	9,582
Corporate and other(1)	225,469	209,286	162,834
Total	$308,401	$282,683	$212,508
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

The following table presents total assets for the reported segments as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Total assets
Performance Sensing	$1,295,381	$1,263,790
Sensing Solutions	396,224	329,055
Corporate and other(1)	4,549,371	4,706,065
Total	$6,240,976	$6,298,910
 __________________

(1)
Included within Corporate and other as of December 31, 2016 and 2015 is $3,005.5 million and $3,019.7 million, respectively, of Goodwill, $1,075.4 million and $1,262.6 million, respectively, of Other intangible assets, net, $351.4 million and $342.3 million, respectively, of cash, and $21.1 million and $29.0 million, respectively, of PP&E, net. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for our reportable segments for the years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
	2016	2015	2014
Total capital expenditures
Performance Sensing	$99,299	$125,376	$95,534
Sensing Solutions	11,947	16,899	13,832
Corporate and other	18,971	34,921	34,845
Total	$130,217	$177,196	$144,211
Geographic Area Information
In the geographic area data below, Net revenue is aggregated based on an internal methodology that considers both the location of our subsidiaries and the primary location of each subsidiary's customers. PP&E is aggregated based on the location of our subsidiaries.

The following tables present Net revenue by geographic area and by significant country for the years ended December 31, 2016, 2015, and 2014:

	Net Revenue
	For the year ended December 31,
	2016	2015	2014
Americas	$1,367,860	$1,217,626	$961,024
Asia	810,094	764,298	742,263
Europe	1,024,334	993,037	706,516
	$3,202,288	$2,974,961	$2,409,803

	Net Revenue
	For the year ended December 31,
	2016	2015	2014
United States	$1,322,206	$1,084,757	$913,958
The Netherlands	550,937	553,192	496,376
China	412,460	346,890	341,864
Korea	182,464	198,440	181,588
Germany	168,447	144,102	25,206
Japan	152,234	153,114	150,018
All Other	413,540	494,466	300,793
	$3,202,288	$2,974,961	$2,409,803
The following tables present PP&E, net, by geographic area and by significant country as of December 31, 2016 and 2015:

	Long-Lived Assets
	December 31, 2016	December 31, 2015
Americas	$271,405	$249,996
Asia	262,045	254,224
Europe	192,304	189,935
Total	$725,754	$694,155

	Long-Lived Assets
	December 31, 2016	December 31, 2015
United States	$111,308	$128,434
China	208,821	204,835
Mexico	155,607	116,644
Bulgaria	81,719	74,433
United Kingdom	75,495	73,463
Malaysia	48,477	43,994
The Netherlands	4,142	7,254
All Other	40,185	45,098
	$725,754	$694,155

19. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2016, 2015, and 2014, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Basic weighted-average ordinary shares outstanding	170,709	169,977	170,113
Dilutive effect of stock options	489	1,265	1,929
Dilutive effect of unvested restricted securities	262	271	175
Diluted weighted-average ordinary shares outstanding	171,460	171,513	172,217
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

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Anti-dilutive shares excluded	1,401	747	737
Contingently issuable shares excluded	606	409	386

20. Unaudited Quarterly Data
A summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is as follows:

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
For the year ended December 31, 2016
Net revenue	$788,396	$789,798	$827,545	$796,549
Gross profit	$278,898	$280,854	$290,104	$268,171
Net income	$66,527	$69,785	$65,510	$60,612
Basic net income per share	$0.39	$0.41	$0.38	$0.36
Diluted net income per share	$0.39	$0.41	$0.38	$0.35

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
For the year ended December 31, 2015
Net revenue	$726,471	$727,360	$770,445	$750,685
Gross profit	$249,814	$250,726	$252,570	$244,052
Net income	$218,289	$53,152	$40,900	$35,355
Basic net income per share	$1.28	$0.31	$0.24	$0.21
Diluted net income per share	$1.27	$0.31	$0.24	$0.21
Acquisitions
In the fourth quarter of 2015, we completed the acquisition of CST. In the third and fourth quarters of 2015, we recorded transaction costs of $3.7 million and $5.6 million, respectively, in connection with this acquisition, which are included within SG&A expense in the consolidated statements of operations.

Refer to Note 6, "Acquisitions," for further discussion of the acquisition of CST.
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
In the fourth quarter of 2015, we completed a series of debt transactions in order to fund the acquisition of CST, including the issuance and sale of the 6.25% Senior Notes. In connection with these transactions, in the fourth quarter of 2015, we recorded $8.8 million in Interest expense, net. In addition, the debt incurred as a result of these transactions resulted in an incremental $4.4 million of interest expense in the fourth quarter of 2015.
Refer to Note 8, "Debt," for further discussion of these transactions.
Income taxes
In the second quarter of 2015, we wrote off a $5.0 million tax indemnification asset related to a pre-acquisition tax liability that was favorably resolved, which was recorded in SG&A expense.
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
Commodity forward contracts
Gains and losses related to our commodity forward contracts, which are not designated for hedge accounting treatment in accordance with ASC 815, are recorded in Other, net in the consolidated statements of operations. During the first, second, third, and fourth quarters of 2016, we recognized gains/(losses) of $5.3 million, $5.4 million, $1.3 million, and $(4.7) million, respectively, related to these contracts. During the first, second, third, and fourth quarters of 2015, we recognized (losses) of $(1.4) million, $(4.7) million, $(8.0) million, and $(4.4) million, respectively.
Refer to Note 16, "Derivative Instruments and Hedging Activities," for further discussion of our commodity forward contracts, and Note 2, "Significant Accounting Policies," for a detail of Other, net for the years ended December 31, 2016 and 2015.
Litigation and claims
In the second quarter of 2015, we accrued $4.0 million in Cost of revenue related to a settlement of a warranty claim brought against us by a U.S. automaker.

In the third quarter of 2015, we accrued $6.0 million in Cost of revenue related to the settlement of intellectual property litigation brought against us by Bridgestone.
Refer to Note 14, "Commitments and Contingencies," of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of this settled litigation.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Balance Sheets
(In thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,719	$1,283
Intercompany receivables from subsidiaries	84,396	79,384
Prepaid expenses and other current assets	683	886
Total current assets	86,798	81,553
Investment in subsidiaries	1,857,502	1,592,310
Total assets	$1,944,300	$1,673,863
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63	$486
Intercompany payables to subsidiaries	175	2,885
Accrued expenses and other current liabilities	1,580	983
Total current liabilities	1,818	4,354
Pension obligations	475	933
Total liabilities	2,293	5,287
Total shareholders’ equity	1,942,007	1,668,576
Total liabilities and shareholders’ equity	$1,944,300	$1,673,863

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net revenue	$—	$—	$—
Operating costs/(income) and expenses:
Cost of revenue	—	—	(2,417)
Selling, general and administrative	104	618	1,423
Total operating costs/(income) and expenses	104	618	(994)
(Loss)/gain from operations	(104)	(618)	994
Interest expense, net	72	—	—
Other, net	107	60	(50)
Gain/(loss) before income taxes and equity in net income of subsidiaries	75	(558)	944
Equity in net income of subsidiaries	262,359	348,254	282,805
Provision for income taxes	—	—	—
Net income	$262,434	$347,696	$283,749

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$262,434	$347,696	$283,749
Other comprehensive (loss)/income, net of tax:
Defined benefit plan	515	(22)	(374)
Subsidiaries' other comprehensive (loss)/income	(8,592)	(14,220)	21,733
Other comprehensive (loss)/income	(8,077)	(14,242)	21,359
Comprehensive income	$254,357	$333,454	$305,108
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net cash used in operating activities	$(4,756)	$(25,576)	$(30,491)
Cash flows from investing activities:
Insurance proceeds	—	—	2,417
Return of capital from subsidiaries	6,000	6,100	164,200
Net cash provided by investing activities	6,000	6,100	166,617
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	3,944	19,411	24,909
Payments to repurchase ordinary shares	(4,752)	(50)	(181,774)
Net cash (used in)/provided by financing activities	(808)	19,361	(156,865)
Net change in cash and cash equivalents	436	(115)	(20,739)
Cash and cash equivalents, beginning of year	1,283	1,398	22,137
Cash and cash equivalents, end of year	$1,719	$1,283	$1,398

The accompanying notes are an integral part of these condensed financial statements.

1. Basis of Presentation and Description of Business
Sensata Technologies Holding N.V. (Parent Company)—Schedule I—Condensed Financial Information of Sensata Technologies Holding N.V. (“Sensata Technologies Holding”), included in this Annual Report on Form 10-K, provides all parent company information that is required to be presented in accordance with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations for financial statement schedules. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by the SEC. Sensata Technologies Holding and subsidiaries' audited consolidated financial statements are included elsewhere in this Annual Report on Form 10-K.
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
Share Repurchase
Concurrent with the closing of the May 2014 secondary offering, Sensata Technologies Holding repurchased 4.0 million ordinary shares from SCA in private, non-underwritten transactions at a price per ordinary share of $42.42, which was equal to the price paid by the underwriters.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
		Charged, net of reversals, to expenses/against revenue
For the year ended December 31, 2016
Accounts receivable allowances	$9,535	$3,072	$(796)	$11,811
For the year ended December 31, 2015
Accounts receivable allowances	$10,364	$2,424	$(3,253)	$9,535
For the year ended December 31, 2014
Accounts receivable allowances	$9,199	$2,015	$(850)	$10,364

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Hengelo, The Netherlands
February 2, 2017

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of
Sensata Technologies Holding N.V.
We have audited Sensata Technologies Holding N.V.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sensata Technologies Holding N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sensata Technologies Holding N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies Holding N.V. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2016 of Sensata Technologies Holding N.V. and our report dated February 2, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 2, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 18, 2017 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 18, 2017 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 18, 2017 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 18, 2017 and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in the Proxy Statement for our Annual General Meeting of Shareholders to be held on May 18, 2017 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)

1.	Financial Statements — See “Financial Statements” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

2.	Financial Statement Schedules — See “Financial Statement Schedules” under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

3.	Exhibits
EXHIBIT INDEX

3.1	Amended Articles of Association of Sensata Technologies Holding N.V. (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 26, 2016).

4.1
Indenture, dated as of April 17, 2013, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on April 18, 2013).

4.2	Form of 4.875% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on April 18, 2013) (included as Exhibit A to Exhibit 4.1 thereof).

4.3
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 17, 2014).

4.4	Form of 5.625% Senior Note due 2024 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 17, 2014) (included as Exhibit A thereto).

4.5
Indenture, dated as of March 26, 2015, among Sensata Technologies B.V., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on April 1, 2015).

4.6	Form of 5.0% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on April 1, 2015) (included as Exhibit A thereto).

4.7
Indenture, dated as of November 27, 2015, among Sensata Technologies UK Financing Co. plc, the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 2, 2015).

4.8	Form of 6.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on December 2, 2015) (included as Exhibit A thereto).

10.1
Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).

10.2
Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006).†

10.3
First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Sensata Technologies B.V. filed on November 13, 2009, Commission File Number 333-139739).†

10.4
Form of Indemnification Agreement, entered among Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.) and certain of its executive officers and directors listed on a schedule attached thereto (incorporated by reference to Exhibit 10.51 of Amendment No. 2 of the Registrant's Registration Statement on Form S-1 filed on January 22, 2010).†

10.5
Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 22, 2011, Commission File Number 001-34652).†‡

10.6
Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc., as administrative agent, the initial l/c issuer and initial swing line lender named therein, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.7
Domestic Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., Sensata Technologies Massachusetts, Inc. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.8
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.9
Foreign Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Holding Company US B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Japan Limited, Sensata Technologies Malaysia Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.10
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.11
Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.12
Domestic Pledge Agreement, dated as of May 12, 2011, made by each of Sensata Technologies B.V. and Sensata Technologies Holding Company US B.V. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.13
Domestic Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on May 17, 2011, Commission File Number 001-34652).

10.14
Amendment to Award Agreement between Sensata Technologies Holding N.V. and Jeffrey Cote dated January 23, 2012 (incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K filed on February 10, 2012).†

10.15	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2012).

10.16
Amendment No. 1 to Credit Agreement dated as of December 6, 2012, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc., and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 10, 2012).

10.17
Separation Agreement, dated December 10, 2012, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 10, 2012).†

10.18
Amendment to Equity Award Agreements, dated December 10, 2012, between Sensata Technologies Holding N.V. and Thomas Wroe (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 10, 2012).†

10.19
Second Amended and Restated Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 4, 2013).†‡

10.20
Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Steven Beringhause (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on January 4, 2013).†‡

10.21
Intellectual Property License Agreement, dated March 14, 2013, between Sensata Technologies, Inc. and Measurement Specialties, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 20, 2013).

10.22
Sensata Technologies Holding N.V. 2010 Equity Incentive Plan, as Amended May 22, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 29, 2013).†

10.23
Share Repurchase Agreement, dated as of November 29, 2013, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 2, 2013)

10.24
Amendment No. 2 to Credit Agreement dated as of December 11, 2013, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 11, 2013).

10.25
Employment Agreement, entered into on February 4, 2014 between Sensata Technologies, Inc. and Paul S. Vasington (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 4, 2014).†‡

10.26
Share Repurchase Agreement, dated as of May 19, 2014, between Sensata Technologies Holding N.V. and Sensata Investment Company S.C.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 20, 2014).

10.27
Stock Purchase Agreement, dated as of July 3, 2014, by and among Sensata Technologies Minnesota, Inc., CoActive Holdings, LLC, and CoActive US Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on July 7, 2014).

10.28
Share Purchase Agreement, dated as of August 15, 2014, by and among Sensata Technologies B.V., Sensata Technologies Holding N.V., and Schrader International, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on August 18, 2014).

10.29
Amendment No. 3 to Credit Agreement dated as of October 14, 2014, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Barclays Bank PLC and the other lenders party thereto, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 17, 2014).

10.30
Amendment No. 4 to Credit Agreement, dated as of November 4, 2014, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 10, 2014).

10.31
Amendment No. 5 to Credit Agreement, dated as of March 26, 2015, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 1, 2015).

10.32
Amendment No. 6 to Credit Agreement dated as of May 11, 2015, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc. and Barclays Bank PLC as joint lead arrangers and bookrunners, Morgan Stanley Senior Funding, Inc. as administrative agent on behalf of the lenders party to the Credit Agreement, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 14, 2015).

10.33
Stock and Asset Purchase Agreement, dated as of July 30, 2015, by and among Sensata Technologies Holding N.V., Custom Sensors &Technologies Ltd., Crouzet Automatismes S.A.S. and Custom Sensors & Technologies (Huizhou) Limited (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on August 5, 2015).

10.34
Amendment No. 7 to Credit Agreement, dated as of September 29, 2015, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 2, 2015).

10.35
Employment Agreement, dated February 26, 2016, between Sensata Technologies, Inc. and Allisha Elliott (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 3, 2016).†

10.36	Form of modified Award Agreement for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2016).†

10.37	Form of modified Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2016).†

21.1	Subsidiaries of Sensata Technologies Holding N.V.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from Sensata's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Condensed Financial Information of the Registrant and (viii) Schedule II — Valuation and Qualifying Accounts.

 ____________________

*	Filed herewith.
†    Indicates management contract or compensatory plan, contract or arrangement.
‡    There have been non-material modifications to this contract since inception

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENSATA TECHNOLOGIES HOLDING N.V.

/s/ MARTHA SULLIVAN
By:	Martha Sullivan
Its:	President and Chief Executive Officer
Date: February 2, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ MARTHA SULLIVAN	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 2, 2017
Martha Sullivan

/S/ PAUL VASINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2017
Paul Vasington

/S/ PAUL EDGERLEY	Chairman of the Board of Directors	February 2, 2017
Paul Edgerley

/S/ BEDA BOLZENIUS	Director	February 2, 2017
Beda Bolzenius

/S/ JAMES HEPPELMANN	Director	February 2, 2017
James Heppelmann

/S/ MICHAEL JACOBSON	Director	February 2, 2017
Michael Jacobson

/S/ CHARLES PEFFER	Director	February 2, 2017
Charles Peffer

/S/ KIRK POND	Director	February 2, 2017
Kirk Pond

/S/ ANDREW TEICH	Director	February 2, 2017
Andrew Teich

/S/ THOMAS WROE	Director	February 2, 2017
Thomas Wroe

/S/ STEPHEN ZIDE	Director	February 2, 2017
Stephen Zide

/S/ MARTHA SULLIVAN	Authorized Representative in the United States	February 2, 2017
Martha Sullivan