Form 10-Q
period 2017-03-31
Sensata Technologies Holding N.V.
filed 2017-04-25
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 13, 2017, 171,099,172 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$431,700	$351,428
Accounts receivable, net of allowances of $11,655 and $11,811 as of March 31, 2017 and December 31, 2016, respectively	533,126	500,211
Inventories	407,198	389,844
Prepaid expenses and other current assets	101,259	100,002
Total current assets	1,473,283	1,341,485
Property, plant and equipment, net	723,418	724,046
Goodwill	3,005,464	3,005,464
Other intangible assets, net of accumulated amortization of $1,647,521 and $1,607,269 as of March 31, 2017 and December 31, 2016, respectively	1,036,054	1,075,431
Deferred income tax assets	20,694	20,695
Other assets	71,658	73,855
Total assets	$6,330,571	$6,240,976
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$7,363	$14,643
Accounts payable	301,605	299,198
Income taxes payable	26,988	23,889
Accrued expenses and other current liabilities	259,238	245,566
Total current liabilities	595,194	583,296
Deferred income tax liabilities	396,092	392,628
Pension and other post-retirement benefit obligations	34,707	34,878
Capital lease and other financing obligations, less current portion	31,260	32,369
Long-term debt, net of discount and deferred financing costs, less current portion	3,225,965	3,226,582
Other long-term liabilities	27,096	29,216
Total liabilities	4,310,314	4,298,969
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued	2,289	2,289
Treasury shares, at cost, 7,427 and 7,557 shares as of March 31, 2017 and December 31, 2016, respectively	(301,593)	(306,505)
Additional paid-in capital	1,647,401	1,643,449
Retained earnings	705,615	636,841
Accumulated other comprehensive loss	(33,455)	(34,067)
Total shareholders’ equity	2,020,257	1,942,007
Total liabilities and shareholders’ equity	$6,330,571	$6,240,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
Net revenue	$807,271	$796,549
Operating costs and expenses:
Cost of revenue	532,726	528,378
Research and development	31,814	31,351
Selling, general and administrative	70,274	71,931
Amortization of intangible assets	40,258	50,447
Restructuring and special charges	11,050	855
Total operating costs and expenses	686,122	682,962
Profit from operations	121,149	113,587
Interest expense, net	(40,277)	(42,268)
Other, net	5,196	5,488
Income before taxes	86,068	76,807
Provision for income taxes	14,332	16,195
Net income	$71,736	$60,612
Basic net income per share:	$0.42	$0.36
Diluted net income per share:	$0.42	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
Net income	$71,736	$60,612
Other comprehensive income/(loss), net of tax:
Deferred gain/(loss) on derivative instruments, net of reclassifications	132	(16,703)
Defined benefit and retiree healthcare plans	480	208
Other comprehensive income/(loss)	612	(16,495)
Comprehensive income	$72,348	$44,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$71,736	$60,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,795	25,999
Amortization of deferred financing costs and original issue discounts	1,857	1,844
Currency remeasurement loss on debt	54	128
Share-based compensation	3,952	3,516
Amortization of inventory step-up to fair value	—	2,319
Amortization of intangible assets	40,258	50,447
Deferred income taxes	3,400	5,547
Unrealized loss/(gain) on hedges and other non-cash items	2,066	(3,974)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(32,915)	(58,234)
Inventories	(17,354)	10,106
Prepaid expenses and other current assets	(9,643)	2,351
Accounts payable and accrued expenses	26,704	41,939
Income taxes payable	3,099	(3,689)
Other	(2,308)	(2,709)
Net cash provided by operating activities	119,701	136,202
Cash flows from investing activities:
Acquisition of CST, net of cash received	—	(3,360)
Additions to property, plant and equipment and capitalized software	(33,059)	(34,235)
Investment in equity securities	—	(50,000)
Proceeds from the sale of assets	2,937	—
Net cash used in investing activities	(30,122)	(87,595)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	2,450	128
Payments on debt	(11,122)	(40,308)
Payments to repurchase ordinary shares	(498)	(2,494)
Payments of debt issuance costs	(137)	(209)
Net cash used in financing activities	(9,307)	(42,883)
Net change in cash and cash equivalents	80,272	5,724
Cash and cash equivalents, beginning of period	351,428	342,263
Cash and cash equivalents, end of period	$431,700	$347,987
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable period in 2016 necessarily representative of those actually experienced for the full year 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
To be adopted in a future period:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification ("ASC") Topic (ASC Topic 606, Revenue from Contracts with Customers) the current guidance found in ASC Topic 605 and various other revenue accounting standards for specialized transactions and industries. ASU 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements. However, we will continue to evaluate this assessment in 2017. We intend to adopt ASU 2014-09 on January 1, 2018. We have not yet selected a transition method, but expect to do so in 2017 upon completion of further analysis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. At December 31, 2016, we were contractually obligated to make future payments of $69.8 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. While we are in the early stages of our implementation process for ASU 2016-02, and have not yet determined its impact on our consolidated financial statements, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of ASU 2016-02. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. ASU 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.
3. Inventories
The components of inventories as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Finished goods	$167,489	$169,304
Work-in-process	86,386	74,810
Raw materials	153,323	145,730
Inventories	$407,198	$389,844

4. Shareholders' Equity
Treasury Shares
Ordinary shares repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. When shares are reissued, we determine the cost using the first-in, first-out method. During the three months ended March 31, 2017 we reissued 0.1 million treasury shares, and as a result, we recognized a reduction in Retained earnings of $3.0 million.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss for the three months ended March 31, 2017:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$23	$(34,090)	$(34,067)
Other comprehensive loss before reclassifications, net of tax	(756)	—	(756)
Amounts reclassified from accumulated other comprehensive loss, net of tax	888	480	1,368
Net current period other comprehensive income	132	480	612
Balance as of March 31, 2017	$155	$(33,610)	$(33,455)

The details of the amounts reclassified from Accumulated other comprehensive loss for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended
Component	March 31, 2017	March 31, 2016
Derivative instruments designated and qualifying as cash flow hedges
Foreign currency forward contracts	$(5,385)	$(8,466)	Net revenue (1)
Foreign currency forward contracts	6,568	4,633	Cost of revenue (1)
Total, before taxes	1,183	(3,833)	Income before taxes
Income tax effect	(295)	958	Provision for income taxes
Total, net of taxes	$888	$(2,875)	Net income

Defined benefit and retiree healthcare plans	$502	$259	Various (2)
Income tax effect	(22)	(51)	Provision for income taxes
Total, net of taxes	$480	$208	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)
Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, Restructuring and special charges, and Selling, general and administrative ("SG&A") expense line items in the condensed consolidated statements of operations. The amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

5. Restructuring and Special Charges
Restructuring and special charges for the three months ended March 31, 2017 and March 31, 2016 were $11.1 million and $0.9 million, respectively. Restructuring and special charges for the three months ended March 31, 2017 consisted primarily of severance charges recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of CST, and the termination of a limited number of employees. Restructuring and special charges for the three months ended March 31, 2016 consisted primarily of severance charges recorded in connection with the termination of a limited number of employees.
Changes to the severance liability during the three months ended March 31, 2017 were as follows:

Severance
Balance at December 31, 2016	$17,350
Charges, net of reversals	8,989
Payments	(689)
Impact of changes in foreign currency exchange rates	322
Balance at March 31, 2017	$25,972

6. Debt
Our long-term debt and capital lease and other financing obligations as of March 31, 2017 and December 31, 2016 consisted of the following:

	Maturity Date	March 31, 2017	December 31, 2016
Term Loan	October 14, 2021	$927,794	$937,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(17,041)	(17,655)
Less: deferred financing costs		(32,413)	(33,656)
Less: current portion		(2,375)	(9,901)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,225,965	$3,226,582

Capital lease and other financing obligations		$36,248	$37,111
Less: current portion		(4,988)	(4,742)
Capital lease and other financing obligations, less current portion		$31,260	$32,369
As of March 31, 2017, there was $415.2 million of availability under our $420.0 million revolving credit facility, net of $4.8 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2017, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017 and 2018.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, accrued interest totaled $45.8 million and $36.8 million, respectively.
7. Income Taxes
We recorded a Provision for income taxes for the three months ended March 31, 2017 and March 31, 2016 of $14.3 million and $16.2 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, and utilization of net operating losses.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Service cost	$—	$—	$21	$25	$602	$643	$623	$668
Interest cost	420	420	80	94	249	291	749	805
Expected return on plan assets	(553)	(680)	—	—	(221)	(226)	(774)	(906)
Amortization of net loss	285	118	8	48	71	31	364	197
Amortization of prior service credit	—	—	(333)	(333)	(1)	(10)	(334)	(343)
Loss on settlement	472	405	—	—	—	—	472	405
Net periodic benefit cost/(credit)	$624	$263	$(224)	$(166)	$700	$729	$1,100	$826
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recorded within SG&A expense in the condensed consolidated statements of operations, for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended
	March 31, 2017	March 31, 2016
Stock options	$1,425	$1,699
Restricted securities	2,527	1,817
Share-based compensation expense	$3,952	$3,516
Option Exercises
During the three months ended March 31, 2017, 109 stock options were exercised, all of which were settled with shares reissued from treasury.
10. Commitments and Contingencies
Collaborative Arrangements
On March 4, 2016, we entered into a strategic partnership agreement (the "SPA") with Quanergy Systems, Inc. ("Quanergy") to jointly develop, manufacture, and sell solid state Light Detection and Ranging ("LiDAR") sensors. Under the terms of the SPA, we will be exclusive partners with Quanergy for component level solid state LiDAR sensors in the ground transportation market.
During the three months ended March 31, 2017, there were no amounts recorded to earnings related to the SPA.
Legal Proceedings and Claims
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us will not be material to our financial statements.

11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement.
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

	March 31, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$20,212	$—	$—	$32,757	$—
Commodity forward contracts	—	5,135	—	—	2,639	—
Total	$—	$25,347	$—	$—	$35,396	$—
Liabilities
Foreign currency forward contracts	$—	$15,296	$—	$—	$27,201	$—
Commodity forward contracts	—	1,313	—	—	3,790	—
Total	$—	$16,609	$—	$—	$30,991	$—
Measured on a Non-Recurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2016, and determined that these assets were not impaired. As of March 31, 2017, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
Property, plant and equipment ("PP&E") is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment ("ASC 360"). We cease recording depreciation on assets that are classified as held for sale. When an asset meets the held for sale criteria, its carrying value is reclassified out of PP&E and into Prepaid expenses and other current assets, where it remains until either it is sold or it no longer meets the held for sale criteria. In the year that an asset meets the held for sale criteria, its carrying value as of the end of the prior year is reclassified from PP&E to Other assets.
In the three months ended March 31, 2017, we determined that one of our facilities met the held for sale criteria in ASC 360.  Accordingly, we have recorded the held for sale asset at its fair value less costs to sell (which approximated its net carrying value) of $1.7 million, and presented it in Prepaid expenses and other current assets.
The fair value of assets held for sale is considered to be a Level 3 fair value measurement, and is determined based on the use of appraisals, input from market participants, our experience selling similar assets, and/or internally developed cash flow models.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$927,794	$—	$933,593	$—	$937,794	$—	$942,483	$—
4.875% Senior Notes	$500,000	$—	$502,500	$—	$500,000	$—	$514,375	$—
5.625% Senior Notes	$400,000	$—	$416,500	$—	$400,000	$—	$417,752	$—
5.0% Senior Notes	$700,000	$—	$700,875	$—	$700,000	$—	$686,000	$—
6.25% Senior Notes	$750,000	$—	$795,937	$—	$750,000	$—	$786,098	$—

(1)    Carrying value excludes discounts and deferred financing costs.
The fair values of the Term Loan and senior notes are primarily determined using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, accounts receivable, and accounts payable are carried at their cost, which approximates fair value, because of their short-term nature.
In March 2016, we acquired $50.0 million of Series B Preferred Stock of Quanergy. The fair value of this cost method investment as of March 31, 2017 has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
12. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements.
For the three months ended March 31, 2017 and March 31, 2016, the ineffective portion of the changes in the fair value of our foreign currency forward agreements that are designated as hedges was not material and no amounts were excluded from the assessment of effectiveness. As of March 31, 2017, we estimate that $0.2 million in net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2018.

As of March 31, 2017, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation
51.0 EUR	March 29, 2017	April 28, 2017	Euro to U.S. Dollar Exchange Rate	1.08 USD	Non-designated
446.3 EUR	Various from April 2015 to March 2017	Various from April 2017 to February 2019	Euro to U.S. Dollar Exchange Rate	1.12 USD	Designated
377.0 CNY	March 28, 2017	April 28, 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	6.92 CNY	Non-designated
396.0 CNY	Various in February 2017	Various from April 2017 to December 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	7.00 CNY	Designated
700.0 JPY	March 29, 2017	April 28, 2017	U.S. Dollar to Japanese Yen Exchange Rate	110.68 JPY	Non-designated
711.0 JPY	January 5, 2017	Various from April 2017 to December 2017	U.S. Dollar to Japanese Yen Exchange Rate	114.29 JPY	Designated
51,692.4 KRW	Various from April 2015 to March 2017	Various from April 2017 to February 2019	U.S. Dollar to Korean Won Exchange Rate	1,152.42 KRW	Designated
70.5 MYR	Various from April 2015 to November 2016	Various from April 2017 to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.18 MYR	Designated
59.0 MXN	March 29, 2017	April 28, 2017	U.S. Dollar to Mexican Peso Exchange Rate	19.00 MXN	Non-designated
2,094.9 MXN	Various from April 2015 to March 2017	Various from April 2017 to February 2019	U.S. Dollar to Mexican Peso Exchange Rate	19.51 MXN	Designated
8.5 GBP	March 29, 2017	April 28, 2017	British Pound Sterling to U.S. Dollar Exchange Rate	1.24 USD	Non-designated
58.2 GBP	Various from April 2015 to March 2017	Various from April 2017 to February 2019	British Pound Sterling to U.S. Dollar Exchange Rate	1.37 USD	Designated
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
We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of March 31, 2017:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,093,758 troy oz.	April 2017 - February 2019	$17.46
Gold	13,284 troy oz.	April 2017 - February 2019	$1,240.66
Nickel	297,580 pounds	April 2017 - February 2019	$4.80
Aluminum	5,552,144 pounds	April 2017 - February 2019	$0.78
Copper	7,407,179 pounds	April 2017 - February 2019	$2.37
Platinum	8,156 troy oz.	April 2017 - February 2019	$1,010.94
Palladium	1,982 troy oz.	April 2017 - February 2019	$673.47
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC 815
Foreign currency forward contracts	Prepaid expenses and other current assets	$16,664	$24,796	Accrued expenses and other current liabilities	$12,816	$20,990
Foreign currency forward contracts	Other assets	3,326	5,693	Other long-term liabilities	2,281	3,814
Total		$19,990	$30,489		$15,097	$24,804
Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$4,319	$2,097	Accrued expenses and other current liabilities	$1,035	$2,764
Commodity forward contracts	Other assets	816	542	Other long-term liabilities	278	1,026
Foreign currency forward contracts	Prepaid expenses and other current assets	222	2,268	Accrued expenses and other current liabilities	199	2,397
Total		$5,357	$4,907		$1,512	$6,187
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016:

Derivatives designated as hedging instruments under ASC 815	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	March 31, 2017	March 31, 2016		March 31, 2017	March 31, 2016
Foreign currency forward contracts	$(13,311)	$(19,317)	Net revenue	$5,385	$8,466
Foreign currency forward contracts	$12,303	$880	Cost of revenue	$(6,568)	$(4,633)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain/(Loss) on Derivatives Recognized in Net Income		Location of Gain/(Loss) on Derivatives Recognized in Net Income
	March 31, 2017	March 31, 2016
Commodity forward contracts	$5,440	$5,308	Other, net
Foreign currency forward contracts	$(2,536)	$(3,877)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2017, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $16.9 million. As of March 31, 2017, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

13. Other, Net
Other, net consisted of the following gains/(losses) for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended
	March 31, 2017	March 31, 2016
Currency remeasurement gain on net monetary assets	$2,191	$4,303
Gain on commodity forward contracts	5,440	5,308
Loss on foreign currency forward contracts	(2,536)	(3,877)
Other	101	(246)
Other, net	$5,196	$5,488
14. Segment Reporting
We organize our business into two reportable segments, Performance Sensing and Sensing Solutions, each of which is also an operating segment. Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on Segment profit, which excludes share-based compensation expense, restructuring and special charges, and certain corporate costs not associated with the operations of the segment, including amortization expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that Segment profit, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, profit from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following table presents Net revenue and Segment profit for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended
	March 31, 2017	March 31, 2016
Net revenue:
Performance Sensing	$600,143	$597,175
Sensing Solutions	207,128	199,374
Total net revenue	$807,271	$796,549
Segment profit (as defined above):
Performance Sensing	$151,736	$145,787
Sensing Solutions	67,438	63,248
Total segment profit	219,174	209,035
Corporate and other	(46,717)	(44,146)
Amortization of intangible assets	(40,258)	(50,447)
Restructuring and special charges	(11,050)	(855)
Profit from operations	121,149	113,587
Interest expense, net	(40,277)	(42,268)
Other, net	5,196	5,488
Income before taxes	$86,068	$76,807

15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2017 and March 31, 2016, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
Basic weighted-average ordinary shares outstanding	170,947	170,404
Dilutive effect of stock options	567	590
Dilutive effect of unvested restricted securities	391	263
Diluted weighted-average ordinary shares outstanding	171,905	171,257
Net income and net income per share are presented in the condensed consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share, or because they related to share-based awards that were contingently issuable, for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
Anti-dilutive shares excluded	1,280	1,276
Contingently issuable shares excluded	517	427

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
We believe that the following important factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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

•	risks associated with security breaches and other disruptions to our information technology infrastructure; and

•	the other risks set forth in Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission on February 2, 2017, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
	March 31, 2017		March 31, 2016
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$600.1	74.3%	$597.2	75.0%
Sensing Solutions	207.1	25.7	199.4	25.0
Net revenue	807.3	100.0	796.5	100.0
Operating costs and expenses:
Cost of revenue	532.7	66.0	528.4	66.3
Research and development	31.8	3.9	31.4	3.9
Selling, general and administrative	70.3	8.7	71.9	9.0
Amortization of intangible assets	40.3	5.0	50.4	6.3
Restructuring and special charges	11.1	1.4	0.9	0.1
Total operating costs and expenses	686.1	85.0	683.0	85.7
Profit from operations	121.1	15.0	113.6	14.3
Interest expense, net	(40.3)	(5.0)	(42.3)	(5.3)
Other, net	5.2	0.6	5.5	0.7
Income before taxes	86.1	10.7	76.8	9.6
Provision for income taxes	14.3	1.8	16.2	2.0
Net income	$71.7	8.9%	$60.6	7.6%
Net revenue
Net revenue for the three months ended March 31, 2017 increased $10.7 million, or 1.3%, to $807.3 million from $796.5 million for the three months ended March 31, 2016. This increase in net revenue was composed of a 0.5% increase in Performance Sensing and a 3.9% increase in Sensing Solutions. Excluding a 2.2% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Yuan, organic revenue growth was 3.5% when compared to the three months ended March 31, 2016. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the three months ended March 31, 2017 increased $3.0 million, or 0.5%, to $600.1 million from $597.2 million for the three months ended March 31, 2016. Excluding a 2.6% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Yuan, organic revenue growth was 3.1% when compared to the three months ended March 31, 2016. This organic revenue growth was primarily driven by content and market growth in our automotive end-markets in Asia, primarily in China. Our heavy vehicle off road ("HVOR") business also reported organic revenue growth during the quarter as strong content growth more than offset continued market weakness. We believe that the North American Class 8 truck market, which has been particularly weak in prior quarters and is a large part of our HVOR business, is showing signs of recovery.  In addition, we have seen improving demand in the off-road markets, primarily construction and agriculture. In general, regulatory requirements for higher fuel efficiency, lower emissions, and safer vehicles, such as the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro 6d" requirements in Europe, and

"China National 6" requirements in Asia, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, and operator controls that in turn lead to greater demand for our sensors.
Sensing Solutions net revenue for the three months ended March 31, 2017 increased $7.8 million, or 3.9%, to $207.1 million from $199.4 million for the three months ended March 31, 2016. Excluding a 1.0% decline due to changes in foreign currency exchange rates, organic revenue growth was 4.9% when compared to the three months ended March 31, 2016. The organic revenue growth was primarily due to market strength, particularly in China, across many of our key end-markets, including appliance, heating, ventilation and air conditioning, and industrial.
Cost of revenue
Cost of revenue for the three months ended March 31, 2017 and March 31, 2016 was $532.7 million (66.0% of net revenue) and $528.4 million (66.3% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to lower material and logistics costs and improved operating efficiencies, partially offset by the negative effect on this index of changes in foreign currency exchange rates.
Research and development expense
Research and development ("R&D") expense for the three months ended March 31, 2017 and March 31, 2016 was $31.8 million and $31.4 million, respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2017 and March 31, 2016 was $70.3 million and $71.9 million, respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2017 and March 31, 2016 was $40.3 million and $50.4 million, respectively. Acquisition-related definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. Amortization expense has decreased as certain intangible assets are nearing the end of their useful lives.
Restructuring and special charges
Restructuring and special charges for the three months ended March 31, 2017 and March 31, 2016 were $11.1 million and $0.9 million, respectively. The restructuring and special charges for the three months ended March 31, 2017 consisted primarily of severance charges recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of CST, and the termination of a limited number of employees. The restructuring and special charges for the three months ended March 31, 2016 consisted primarily of severance charges recorded in connection with the termination of a limited number of employees.
Interest expense, net
Interest expense, net for the three months ended March 31, 2017 and March 31, 2016 was $40.3 million and $42.3 million, respectively. The reduction in interest expense primarily relates to the full payment of the balance of our $420.0 million revolving credit facility (the "Revolving Credit Facility") during fiscal year 2016.
Other, net
Other, net for the three months ended March 31, 2017 and March 31, 2016 represented gains of $5.2 million and $5.5 million, respectively. Refer to Note 13, "Other, net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.

Provision for income taxes
Provision for income taxes for the three months ended March 31, 2017 and March 31, 2016 was $14.3 million and $16.2 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets and goodwill, and utilization of net operating losses.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth, which is a non-GAAP financial measure. Organic revenue growth is defined as the reported percentage change in net revenue calculated in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding the impact of acquisitions, net of exited businesses that occurred within the previous 12 months, and the effect of changes in foreign currency exchange rates.
We believe that organic revenue growth provides investors with helpful information with respect to our operating performance, and we use organic revenue growth to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year.
However, organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for net revenue growth prepared in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
We held cash and cash equivalents of $431.7 million and $351.4 million at March 31, 2017 and December 31, 2016, respectively, of which $96.8 million and $37.8 million, respectively, was held in the Netherlands, $5.4 million and $5.7 million, respectively, was held by U.S. subsidiaries, and $329.5 million and $307.9 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2017 and March 31, 2016. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(in millions)	March 31, 2017	March 31, 2016
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$152.1	$146.4
Changes in operating assets and liabilities, net of effects of acquisitions	(32.4)	(10.2)
Operating activities	119.7	136.2
Investing activities	(30.1)	(87.6)
Financing activities	(9.3)	(42.9)
Net change	$80.3	$5.7
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2017 and March 31, 2016 was $119.7 million and $136.2 million, respectively. The decrease in cash provided by operating activities relates primarily to a build up of inventory to support anticipated line moves and timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2017 and March 31, 2016 was $30.1 million and $87.6 million, respectively, which included $33.1 million and $34.2 million, respectively, in capital expenditures. In 2017, we anticipate capital expenditures of approximately $130 million to $150 million, which we expect to be funded with cash flows from operations. Net cash used in investing activities for the three months ended March 31, 2016 also included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2017 and March 31, 2016 was $9.3 million and $42.9 million, respectively. Net cash used in financing activities for the three months ended March 31, 2017 and March 31, 2016 consisted primarily of $11.1 million and $40.3 million, respectively, in payments on debt.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2017, we had $3,314.0 million in gross outstanding indebtedness, including our outstanding capital lease and other financing obligations.
A summary of our indebtedness as of March 31, 2017 is as follows:

(in thousands)	Maturity Date	March 31, 2017
Term Loan	October 14, 2021	$927,794
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(17,041)
Less: deferred financing costs		(32,413)
Less: current portion		(2,375)
Long-term debt, net of discount and deferred financing costs, less current portion		$3,225,965

Capital lease and other financing obligations		$36,248
Less: current portion		(4,988)
Capital lease and other financing obligations, less current portion		$31,260
As of March 31, 2017, there was $415.2 million of availability under the Revolving Credit Facility, net of $4.8 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2017, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017 and 2018.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of March 31, 2017, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2017, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 21, 2017, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a negative outlook and Standard & Poor’s corporate credit rating for STBV was BB with a positive outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under our credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement").
The Credit Agreement and the indentures under which our senior notes were issued contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, we were in compliance with all covenants and default provisions under our credit arrangements.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements. However, we will continue to evaluate this assessment in 2017. We intend to adopt ASU 2014-09 on January 1, 2018. We have not yet selected a transition method, but expect to do so in 2017 upon completion of further analysis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. At December 31, 2016, we were contractually obligated to make future payments of $69.8 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. While we are in the early stages of our implementation process for ASU 2016-02, and have not yet determined its impact on our consolidated financial statements, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of ASU 2016-02. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. ASU 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our market risk since December 31, 2016. For a discussion of market risk affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As discussed in Part I, Item 3—"Legal Proceedings," in our Annual Report on Form 10-K for the year ended December 31, 2016, we are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us will not have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2017	—		$—	—	$250.0
February 1 through February 28, 2017	11,834	(1)	$42.05	—	$250.0
March 1 through March 31, 2017	—		$—	—	$250.0
Total	11,834		$42.05	—	$250.0
 __________________

(1)
Pursuant to the "withhold to cover" method for collecting and paying withholding taxes for our employees upon the vesting of restricted securities, we withheld from certain employees the shares noted in the table above to cover such tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax for the employees.

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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 25, 2017
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)