Form 10-Q
period 2017-06-30
Sensata Technologies Holding N.V.
filed 2017-07-25
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 14, 2017, 171,230,503 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$511,484	$351,428
Accounts receivable, net of allowances of $12,447 and $11,811 as of June 30, 2017 and December 31, 2016, respectively	565,636	500,211
Inventories	411,351	389,844
Prepaid expenses and other current assets	99,738	100,002
Total current assets	1,588,209	1,341,485
Property, plant and equipment, net	726,403	724,046
Goodwill	3,005,464	3,005,464
Other intangible assets, net of accumulated amortization of $1,687,327 and $1,607,269 as of June 30, 2017 and December 31, 2016, respectively	997,823	1,075,431
Deferred income tax assets	24,416	20,695
Other assets	75,306	73,855
Total assets	$6,417,621	$6,240,976
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$10,704	$14,643
Accounts payable	329,404	299,198
Income taxes payable	25,112	23,889
Accrued expenses and other current liabilities	235,388	245,566
Total current liabilities	600,608	583,296
Deferred income tax liabilities	401,720	392,628
Pension and other post-retirement benefit obligations	35,591	34,878
Capital lease and other financing obligations, less current portion	30,929	32,369
Long-term debt, net	3,225,325	3,226,582
Other long-term liabilities	29,834	29,216
Total liabilities	4,324,007	4,298,969
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued	2,289	2,289
Treasury shares, at cost, 7,286 and 7,557 shares as of June 30, 2017 and December 31, 2016, respectively	(296,461)	(306,505)
Additional paid-in capital	1,653,460	1,643,449
Retained earnings	778,214	636,841
Accumulated other comprehensive loss	(43,888)	(34,067)
Total shareholders’ equity	2,093,614	1,942,007
Total liabilities and shareholders’ equity	$6,417,621	$6,240,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net revenue	$839,874	$827,545	$1,647,145	$1,624,094
Operating costs and expenses:
Cost of revenue	541,032	537,441	1,073,758	1,065,819
Research and development	31,216	32,288	63,030	63,639
Selling, general and administrative	81,010	77,660	151,284	149,591
Amortization of intangible assets	41,003	50,563	81,261	101,010
Restructuring and special charges	6,389	1,475	17,439	2,330
Total operating costs and expenses	700,650	699,427	1,386,772	1,382,389
Profit from operations	139,224	128,118	260,373	241,705
Interest expense, net	(40,038)	(41,757)	(80,315)	(84,025)
Other, net	(1,118)	130	4,078	5,618
Income before taxes	98,068	86,491	184,136	163,298
Provision for income taxes	18,611	20,981	32,943	37,176
Net income	$79,457	$65,510	$151,193	$126,122
Basic net income per share:	$0.46	$0.38	$0.88	$0.74
Diluted net income per share:	$0.46	$0.38	$0.88	$0.74
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$79,457	$65,510	$151,193	$126,122
Other comprehensive (loss)/income, net of tax:
Deferred (loss)/gain on derivative instruments, net of reclassifications	(11,168)	178	(11,036)	(16,525)
Defined benefit and retiree healthcare plans	735	59	1,215	267
Other comprehensive (loss)/income	(10,433)	237	(9,821)	(16,258)
Comprehensive income	$69,024	$65,747	$141,372	$109,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$151,193	$126,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,802	51,345
Amortization of deferred financing costs and original issue discounts	3,693	3,678
Gain on sale of assets	(1,180)	—
Share-based compensation	10,009	8,522
Amortization of inventory step-up to fair value	—	2,319
Amortization of intangible assets	81,261	101,010
Deferred income taxes	9,004	15,599
Unrealized loss/(gain) on hedges and other non-cash items	8,229	(2,043)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(65,425)	(68,290)
Inventories	(22,341)	6,224
Prepaid expenses and other current assets	(18,469)	(9,941)
Accounts payable and accrued expenses	27,120	18,994
Income taxes payable	1,223	(4,790)
Other	(5,270)	(2,118)
Net cash provided by operating activities	233,849	246,631
Cash flows from investing activities:
Acquisition of CST, net of cash received	—	4,688
Additions to property, plant and equipment and capitalized software	(67,192)	(64,466)
Investment in equity securities	—	(50,000)
Proceeds from the sale of assets	7,151	650
Other	(1,500)	—
Net cash used in investing activities	(61,541)	(109,128)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	2,947	3,067
Payments on debt	(12,341)	(168,679)
Payments to repurchase ordinary shares	(2,721)	(4,516)
Payments of debt issuance costs	(137)	(518)
Net cash used in financing activities	(12,252)	(170,646)
Net change in cash and cash equivalents	160,056	(33,143)
Cash and cash equivalents, beginning of period	351,428	342,263
Cash and cash equivalents, end of period	$511,484	$309,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Description of Business
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding N.V. ("Sensata Technologies N.V.") and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
Sensata Technologies N.V. is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, Bulgaria, Poland, France, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing and Sensing Solutions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year, nor were those of the comparable periods in 2016 necessarily representative of those actually experienced for the full year 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates one Accounting Standards Codification ("ASC") Topic (FASB ASC 606, Revenue from Contracts with Customers) that replaces the current guidance found in FASB ASC 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASU No. 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of FASB ASU No. 2014-09 by one year. FASB ASU No. 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our financial position and results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of FASB ASU No. 2014-09 will have a material impact on our financial position or results of operations. However, we will continue to evaluate this assessment in 2017. In addition, the adoption of FASB ASU No. 2014-09 requires new disclosures related to revenue recognition, which we are continuing to evaluate. We intend to adopt FASB ASU No. 2014-09 on January 1, 2018. We expect to utilize the modified retrospective transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. At December 31, 2016, we were contractually obligated to make future payments of $69.8 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. While we are in the early stages of our implementation process for FASB ASU No. 2016-02, and have not yet determined its impact on our consolidated financial statements, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of FASB ASU No. 2016-02. FASB ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. FASB ASU No. 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.
3. Inventories
The components of inventories as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Finished goods	$167,829	$169,304
Work-in-process	87,186	74,810
Raw materials	156,336	145,730
Inventories	$411,351	$389,844

4. Shareholders' Equity
Treasury Shares
Ordinary shares repurchased by us are recorded at cost, as treasury shares, and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. The cost of reissued shares is determined using the first-in, first-out method. During the six months ended June 30, 2017 we reissued 0.3 million treasury shares, and as a result, we recognized a reduction in Retained earnings of $9.8 million.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss for the six months ended June 30, 2017:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$23	$(34,090)	$(34,067)
Other comprehensive loss before reclassifications, net of tax	(13,773)	—	(13,773)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,737	1,215	3,952
Net current period other comprehensive (loss)/income	(11,036)	1,215	(9,821)
Balance as of June 30, 2017	$(11,013)	$(32,875)	$(43,888)

The details of the amounts reclassified from Accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 are as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the six months ended
Component	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivative instruments designated and qualifying as cash flow hedges
Foreign currency forward contracts	$(2,368)	$(3,838)	$(7,753)	$(12,304)	Net revenue (1)
Foreign currency forward contracts	4,835	5,390	11,403	10,023	Cost of revenue (1)
Total, before taxes	2,467	1,552	3,650	(2,281)	Income before taxes
Income tax effect	(618)	(389)	(913)	569	Provision for income taxes
Total, net of taxes	$1,849	$1,163	$2,737	$(1,712)	Net income

Defined benefit and retiree healthcare plans	$758	$70	$1,260	$329	Various (2)
Income tax effect	(23)	(11)	(45)	(62)	Provision for income taxes
Total, net of taxes	$735	$59	$1,215	$267	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)
Amounts related to defined benefit and retiree healthcare plans reclassified from Accumulated other comprehensive loss affect the Cost of revenue, Research and development, and Selling, general and administrative ("SG&A") expense line items in the condensed consolidated statements of operations. The amounts reclassified are included in the computation of net periodic benefit cost. See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

5. Restructuring and Special Charges
Restructuring and special charges for the three and six months ended June 30, 2017 were $6.4 million and $17.4 million, respectively, which related primarily to the closing of our facility in Minden, Germany that was part of the acquisition of CST, a limited number of other line moves and exit activities, and the termination of a limited number of employees. Charges related to the closing of our facility in Minden, Germany for the three and six months ended June 30, 2017 consisted of (i) severance charges of $2.6 million and $8.4 million, respectively and (ii) facility exit costs of $0.8 million and $1.1 million, respectively.
Restructuring and special charges for the three and six months ended June 30, 2016 were $1.5 million and $2.3 million, respectively, which consisted primarily of facility exit costs recorded during the three months ended June 30, 2016 related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Changes to the severance portion of our restructuring liability during the six months ended June 30, 2017 were as follows:

Severance
Balance at December 31, 2016	$17,350
Charges, net of reversals	12,165
Payments	(11,764)
Impact of changes in foreign currency exchange rates	1,068
Balance at June 30, 2017	$18,819

6. Debt
Our long-term debt and capital lease and other financing obligations as of June 30, 2017 and December 31, 2016 consisted of the following:

	Maturity Date	June 30, 2017	December 31, 2016
Term Loan	October 14, 2021	$927,794	$937,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(16,426)	(17,655)
Less: deferred financing costs		(31,192)	(33,656)
Less: current portion		(4,851)	(9,901)
Long-term debt, net		$3,225,325	$3,226,582

Capital lease and other financing obligations		$36,782	$37,111
Less: current portion		(5,853)	(4,742)
Capital lease and other financing obligations, less current portion		$30,929	$32,369
As of June 30, 2017, there was $415.2 million of availability under our $420.0 million revolving credit facility, net of $4.8 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2017, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017 and 2018.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, accrued interest totaled $36.8 million.
7. Income Taxes
We recorded a Provision for income taxes for the three months ended June 30, 2017 and 2016 of $18.6 million and $21.0 million, respectively, and for the six months ended June 30, 2017 and 2016 of $32.9 million and $37.2 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily due to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2017 and 2016 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$—	$—	$22	$26	$654	$663	$676	$689
Interest cost	409	357	79	95	262	298	750	750
Expected return on plan assets	(537)	(667)	—	—	(226)	(239)	(763)	(906)
Amortization of net loss	278	119	16	48	67	16	361	183
Amortization of prior service (credit)/cost	—	—	(334)	(334)	(1)	36	(335)	(298)
Loss on settlement	732	185	—	—	—	—	732	185
Net periodic benefit cost/(credit)	$882	$(6)	$(217)	$(165)	$756	$774	$1,421	$603
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2017 and 2016 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$—	$—	$43	$51	$1,256	$1,306	$1,299	$1,357
Interest cost	829	777	159	189	511	589	1,499	1,555
Expected return on plan assets	(1,090)	(1,347)	—	—	(447)	(465)	(1,537)	(1,812)
Amortization of net loss	563	237	24	96	138	47	725	380
Amortization of prior service (credit)/cost	—	—	(667)	(667)	(2)	26	(669)	(641)
Loss on settlement	1,204	590	—	—	—	—	1,204	590
Net periodic benefit cost/(credit)	$1,506	$257	$(441)	$(331)	$1,456	$1,503	$2,521	$1,429
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recorded within SG&A expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock options	$2,055	$2,227	$3,480	$3,926
Restricted securities	4,002	2,779	6,529	4,596
Share-based compensation expense	$6,057	$5,006	$10,009	$8,522
Share-Based Compensation Awards
We grant share-based compensation awards for which vesting is subject only to continued employment and the passage of time (options and restricted stock units ("RSUs" and each an "RSU")), as well as those for which vesting also depends on the attainment of certain performance criteria (performance options and performance-based restricted stock units ("PRSUs" and each a "PRSU")).

We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2017:

Options Granted to	Number of Options Granted (in thousands)	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	387	$14.50	25% per year over four years
We granted the following RSUs and PRSUs under the 2010 Equity Plan during the six months ended June 30, 2017:

Awards Granted to	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	146	N/A	$43.66
Directors	RSU (1)	34	N/A	$41.10
Various executives and employees	PRSU (2)	183	0.0% - 172.5%	$43.67
Various executives and employees	PRSU (2)	53	0.0% - 200.0%	$43.33

(1)	RSUs granted during the six months ended June 30, 2017 vest on various dates between June 2018 and April 2020.

(2)
PRSUs granted during the six months ended June 30, 2017 vest on various dates between April and May 2020, with the amount ultimately vesting within the range shown in the table above, dependent on the extent to which certain performance criteria are met.

Option Exercises
During the six months ended June 30, 2017, 125 stock options were exercised, all of which were settled with shares reissued from treasury.
10. Commitments and Contingencies
Legal Proceedings and Claims
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us will not be material to our financial statements.

11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC 820, Fair Value Measurement.
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

	June 30, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$9,519	$—	$—	$32,757	$—
Commodity forward contracts	—	3,477	—	—	2,639	—
Total	$—	$12,996	$—	$—	$35,396	$—
Liabilities
Foreign currency forward contracts	$—	$22,463	$—	$—	$27,201	$—
Commodity forward contracts	—	2,133	—	—	3,790	—
Total	$—	$24,596	$—	$—	$30,991	$—
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2016, and determined that these assets were not impaired. As of June 30, 2017, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
A long-lived asset, which includes Property, plant, and equipment ("PP&E"), is considered held for sale when it meets certain criteria described in FASB ASC 360, Property, Plant, and Equipment. A long-lived asset classified as held for sale is initially measured at the lower of its carrying amount or fair value less cost to sell, and a loss is recognized for any initial adjustment of the asset's carrying amount to its fair value less cost to sell in the period the held for sale criteria are met. In the period that a long-lived asset is considered held for sale it is presented within Prepaid expenses and other current assets on our balance sheet where it remains until it is either sold or no longer meets the held for sale criteria. For comparative purposes, the prior year carrying amount of a long-lived asset considered held for sale is presented within Other assets on our consolidated balance sheet.
In the six months ended June 30, 2017, we determined that one of our facilities met the held for sale criteria in FASB ASC 360.  Accordingly, we have recorded the held for sale asset at its fair value less costs to sell (which approximated its net carrying value) of $1.7 million and presented it in Prepaid expenses and other current assets.
The fair value of assets held for sale is considered to be a Level 3 fair value measurement and is determined based on the use of appraisals, input from market participants, our experience selling similar assets, internally developed cash flow models, or a combination thereof.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$927,794	$—	$934,753	$—	$937,794	$—	$942,483	$—
4.875% Senior Notes	$500,000	$—	$512,500	$—	$500,000	$—	$514,375	$—
5.625% Senior Notes	$400,000	$—	$430,000	$—	$400,000	$—	$417,752	$—
5.0% Senior Notes	$700,000	$—	$732,375	$—	$700,000	$—	$686,000	$—
6.25% Senior Notes	$750,000	$—	$817,500	$—	$750,000	$—	$786,098	$—

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
In March 2016, we acquired $50.0 million of Series B Preferred Stock of Quanergy Systems, Inc. The fair value of this cost method investment as of June 30, 2017 has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
12. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with FASB ASC 815, Derivatives and Hedging. Foreign currency forward contracts not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements.
For the three and six months ended June 30, 2017 and 2016, the ineffective portion of the changes in the fair value of our foreign currency forward agreements that are designated as cash flow hedges was not material and no amounts were excluded from the assessment of effectiveness. As of June 30, 2017, we estimate that $11.1 million of net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2018.

As of June 30, 2017, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation
46.0 EUR	June 28, 2017	July 31, 2017	Euro to U.S. Dollar Exchange Rate	1.14 USD	Not designated
441.0 EUR	Various from April 2015 to June 2017	Various from July 2017 to May 2019	Euro to U.S. Dollar Exchange Rate	1.13 USD	Designated
423.0 CNY	June 27, 2017	July 31, 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	6.86 CNY	Not designated
264.0 CNY	Various in February 2017	July 2017 to December 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	7.03 CNY	Designated
301.0 JPY	June 28, 2017	July 31, 2017	U.S. Dollar to Japanese Yen Exchange Rate	111.93 JPY	Not designated
474.0 JPY	January 5, 2017	Various from July 2017 to December 2017	U.S. Dollar to Japanese Yen Exchange Rate	114.01 JPY	Designated
49,521.6 KRW	Various from April 2015 to June 2017	Various from July 2017 to May 2019	U.S. Dollar to Korean Won Exchange Rate	1,146.26 KRW	Designated
53.5 MYR	Various from April 2015 to November 2016	Various from July 2017 to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.19 MYR	Designated
74.0 MXN	June 28, 2017	July 31, 2017	U.S. Dollar to Mexican Peso Exchange Rate	17.99 MXN	Not designated
2,152.1 MXN	Various from April 2015 to June 2017	Various from July 2017 to May 2019	U.S. Dollar to Mexican Peso Exchange Rate	19.86 MXN	Designated
54.7 GBP	Various from April 2015 to June 2017	Various from July 2017 to May 2019	British Pound Sterling to U.S. Dollar Exchange Rate	1.35 USD	Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities used in the manufacturing of our products, including silver, gold, nickel, aluminum, copper, platinum, and palladium. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with FASB ASC 815. Commodity forward contracts not designated as hedges are not speculative and are used to manage our exposure to commodity price movements.
We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of June 30, 2017:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,099,218 troy oz.	July 2017 - May 2019	$17.62
Gold	12,229 troy oz.	July 2017 - May 2019	$1,250.01
Nickel	295,684 pounds	July 2017 - May 2019	$4.65
Aluminum	5,547,470 pounds	July 2017 - May 2019	$0.80
Copper	7,383,921 pounds	July 2017 - May 2019	$2.42
Platinum	7,827 troy oz.	July 2017 - May 2019	$1,004.05
Palladium	1,942 troy oz.	July 2017 - May 2019	$708.39
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$6,562	$24,796	Accrued expenses and other current liabilities	$15,116	$20,990
Foreign currency forward contracts	Other assets	2,957	5,693	Other long-term liabilities	6,603	3,814
Total		$9,519	$30,489		$21,719	$24,804
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$3,088	$2,097	Accrued expenses and other current liabilities	$1,724	$2,764
Commodity forward contracts	Other assets	389	542	Other long-term liabilities	409	1,026
Foreign currency forward contracts	Prepaid expenses and other current assets	—	2,268	Accrued expenses and other current liabilities	744	2,397
Total		$3,477	$4,907		$2,877	$6,187
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Foreign currency forward contracts	$(26,480)	$13,436	Net revenue	$2,368	$3,838
Foreign currency forward contracts	$9,124	$(14,749)	Cost of revenue	$(4,835)	$(5,390)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	June 30, 2017	June 30, 2016
Commodity forward contracts	$(1,957)	$5,423	Other, net
Foreign currency forward contracts	$(4,141)	$(208)	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016
Foreign currency forward contracts	(39,791)	$(5,881)	Net revenue	$7,753	$12,304
Foreign currency forward contracts	21,427	$(13,869)	Cost of revenue	$(11,403)	$(10,023)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	June 30, 2017	June 30, 2016
Commodity forward contracts	$3,483	$10,731	Other, net
Foreign currency forward contracts	$(6,677)	$(4,085)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2017, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $25.0 million. As of June 30, 2017, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following gains/(losses) for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Currency remeasurement gain/(loss) on net monetary assets	$4,830	$(5,460)	$7,021	$(1,157)
Loss on foreign currency forward contracts	(4,141)	(208)	(6,677)	(4,085)
(Loss)/gain on commodity forward contracts	(1,957)	5,423	3,483	10,731
Other	150	375	251	129
Other, net	$(1,118)	$130	$4,078	$5,618
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

An operating segment’s performance is primarily evaluated based on Segment profit, which excludes amortization expense, restructuring and special charges, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that Segment profit, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, profit from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following table presents Net revenue and Segment profit for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2017 and 2016:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net revenue:
Performance Sensing	$621,829	$615,570	$1,221,972	$1,212,745
Sensing Solutions	218,045	211,975	425,173	411,349
Total net revenue	$839,874	$827,545	$1,647,145	$1,624,094
Segment profit (as defined above):
Performance Sensing	$169,100	$152,525	$320,836	$298,312
Sensing Solutions	70,101	68,175	137,539	131,423
Total segment profit	239,201	220,700	458,375	429,735
Corporate and other	(52,585)	(40,544)	(99,302)	(84,690)
Amortization of intangible assets	(41,003)	(50,563)	(81,261)	(101,010)
Restructuring and special charges	(6,389)	(1,475)	(17,439)	(2,330)
Profit from operations	139,224	128,118	260,373	241,705
Interest expense, net	(40,038)	(41,757)	(80,315)	(84,025)
Other, net	(1,118)	130	4,078	5,618
Income before taxes	$98,068	$86,491	$184,136	$163,298
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2017 and 2016, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic weighted-average ordinary shares outstanding	171,132	170,723	171,040	170,563
Dilutive effect of stock options	518	491	542	540
Dilutive effect of unvested restricted securities	270	129	331	196
Diluted weighted-average ordinary shares outstanding	171,920	171,343	171,913	171,299
Net income and net income per share are presented in the condensed consolidated statements of operations.

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because they would have had an anti-dilutive effect on net income per share or because they related to share-based awards that were contingently issuable, for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Anti-dilutive shares excluded	2,040	1,622	1,660	1,449
Contingently issuable shares excluded	947	736	732	581

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
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the three months ended
	June 30, 2017		June 30, 2016
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$621.8	74.0%	$615.6	74.4%
Sensing Solutions	218.0	26.0	212.0	25.6
Net revenue	839.9	100.0	827.5	100.0
Operating costs and expenses:
Cost of revenue	541.0	64.4	537.4	64.9
Research and development	31.2	3.7	32.3	3.9
Selling, general and administrative	81.0	9.6	77.7	9.4
Amortization of intangible assets	41.0	4.9	50.6	6.1
Restructuring and special charges	6.4	0.8	1.5	0.2
Total operating costs and expenses	700.7	83.4	699.4	84.5
Profit from operations	139.2	16.6	128.1	15.5
Interest expense, net	(40.0)	(4.8)	(41.8)	(5.0)
Other, net	(1.1)	(0.1)	0.1	0.0
Income before taxes	98.1	11.7	86.5	10.5
Provision for income taxes	18.6	2.2	21.0	2.5
Net income	$79.5	9.5%	$65.5	7.9%
Net revenue
Net revenue for the three months ended June 30, 2017 increased $12.3 million, or 1.5%, to $839.9 million from $827.5 million for the three months ended June 30, 2016. This increase in net revenue was composed of a 1.0% increase in Performance Sensing and a 2.9% increase in Sensing Solutions. Excluding a 2.1% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Renminbi, organic revenue growth was 3.6% when compared to the three months ended June 30, 2016. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the three months ended June 30, 2017 increased $6.3 million, or 1.0%, to $621.8 million from $615.6 million for the three months ended June 30, 2016. Excluding a 2.5% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Renminbi, organic revenue growth was 3.5% when compared to the three months ended June 30, 2016. This organic revenue growth was primarily driven by content growth in our automotive end-markets in China. Our heavy vehicle off road ("HVOR") business also reported organic revenue growth during the quarter, primarily as a result of strong content growth. We believe that the North American Class 8 truck market, which has been particularly weak in prior quarters and is a large part of our HVOR business, is recovering.  In addition, we have seen improving demand in the off-road markets, primarily construction and agriculture. In general, regulatory requirements for safer vehicles, higher fuel efficiency, and lower emissions, such as the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro 6d" requirements in Europe, and "China National 6" requirements in Asia, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, efficiency, and operator controls that in turn lead to greater demand for our sensors.
Sensing Solutions net revenue for the three months ended June 30, 2017 increased $6.1 million, or 2.9%, to $218.0 million from $212.0 million for the three months ended June 30, 2016. Excluding a 1.0% decline due to changes in foreign currency exchange rates, organic revenue growth was 3.9% when compared to the three months ended June 30, 2016. The organic revenue growth was primarily due to market strength across all of our key end-markets, particularly in China, as well as content gains from new design wins.
Cost of revenue
Cost of revenue for the three months ended June 30, 2017 and 2016 was $541.0 million (64.4% of net revenue) and $537.4 million (64.9% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to lower material costs.
Research and development expense
Research and development ("R&D") expense for the three months ended June 30, 2017 and 2016 was $31.2 million and $32.3 million, respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2017 and 2016 was $81.0 million and $77.7 million, respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2017 and 2016 was $41.0 million and $50.6 million, respectively. Acquisition-related definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. Amortization expense decreased as certain intangible assets, primarily related to the Sensors & Controls and High Temperature Sensing acquisitions in 2006 and 2011, respectively, are at, or are nearing, the end of their useful lives.
Restructuring and special charges
Restructuring and special charges for the three months ended June 30, 2017 and 2016 were $6.4 million and $1.5 million, respectively. The restructuring and special charges for the three months ended June 30, 2017 consisted primarily of severance charges of $2.6 million and facility exit costs of $0.8 million recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of CST, and facility exit costs related to a limited number of other line moves and exit activities. The restructuring and special charges for the three months ended June 30, 2016 consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Interest expense, net
Interest expense, net for the three months ended June 30, 2017 and 2016 was $40.0 million and $41.8 million, respectively. This decrease relates primarily to interest on our $420.0 million revolving credit facility (the "Revolving Credit Facility"). We did not have any borrowings on the Revolving Credit Facility during the second quarter of 2017, resulting in no related interest expense, compared to $1.1 million of related interest expense in the second quarter of 2016.

Other, net
Other, net for the three months ended June 30, 2017 and 2016 represented a loss of $1.1 million and a gain of $0.1 million, respectively. The change in Other, net relates to fluctuations in foreign currency exchange rates and commodity prices. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.
Provision for income taxes
Provision for income taxes for the three months ended June 30, 2017 and 2016 was $18.6 million and $21.0 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses. The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in various jurisdictions and the impact of changes in foreign currency exchange rates.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the six months ended
	June 30, 2017		June 30, 2016
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,222.0	74.2%	$1,212.7	74.7%
Sensing Solutions	425.2	25.8	411.3	25.3
Net revenue	1,647.1	100.0	1,624.1	100.0
Operating costs and expenses:
Cost of revenue	1,073.8	65.2	1,065.8	65.6
Research and development	63.0	3.8	63.6	3.9
Selling, general and administrative	151.3	9.2	149.6	9.2
Amortization of intangible assets	81.3	4.9	101.0	6.2
Restructuring and special charges	17.4	1.1	2.3	0.1
Total operating costs and expenses	1,386.8	84.2	1,382.4	85.1
Profit from operations	260.4	15.8	241.7	14.9
Interest expense, net	(80.3)	(4.9)	(84.0)	(5.2)
Other, net	4.1	0.2	5.6	0.3
Income before taxes	184.1	11.2	163.3	10.1
Provision for income taxes	32.9	2.0	37.2	2.3
Net income	$151.2	9.2%	$126.1	7.8%
Net revenue
Net revenue for the six months ended June 30, 2017 increased $23.1 million, or 1.4%, to $1,647.1 million from $1,624.1 million for the six months ended June 30, 2016. This increase in net revenue was composed of a 0.8% increase in Performance Sensing and 3.4% increase in Sensing Solutions. Excluding a 2.2% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Renminbi, organic revenue growth was 3.6% when compared to the six months ended June 30, 2016. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the six months ended June 30, 2017 increased $9.2 million, or 0.8%, to $1,222.0 million from $1,212.7 million for the six months ended June 30, 2016. Excluding a 2.5% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Renminbi, organic revenue growth was 3.3% when compared to the six months ended June 30, 2016. This organic revenue growth was primarily driven by content and market growth in our automotive end-markets in Asia, primarily in China. Our HVOR business also reported organic revenue growth during the period, primarily as a result of strong content growth. We believe that the North American Class 8 truck market, which has been particularly weak in prior quarters and is a large part of our HVOR business, is recovering.  In addition, we have seen improving demand in the off-road markets, primarily construction and agriculture.
Sensing Solutions net revenue for the six months ended June 30, 2017 increased $13.8 million, or 3.4%, to $425.2 million from $411.3 million for the six months ended June 30, 2016. Excluding a 1.0% decline due to changes in foreign currency exchange rates, organic revenue growth was 4.4% when compared to the six months ended June 30, 2016. The organic revenue growth was primarily due to market strength across all of our key end-markets, particularly in China, as well as content gains from new design wins.
Cost of revenue
Cost of revenue for the six months ended June 30, 2017 and 2016 was $1,073.8 million (65.2% of net revenue) and $1,065.8 million (65.6% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to lower material costs.
Research and development expense
R&D expense for the six months ended June 30, 2017 and 2016 was $63.0 million and $63.6 million, respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
SG&A expense for the six months ended June 30, 2017 and 2016 was $151.3 million and $149.6 million, respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2017 and 2016 was $81.3 million and $101.0 million, respectively. Acquisition-related definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. Amortization expense decreased as certain intangible assets, primarily related to the Sensors & Controls and High Temperature Sensing acquisitions in 2006 and 2011, respectively, are at, or are nearing, the end of their useful lives.
Restructuring and special charges
Restructuring and special charges for the six months ended June 30, 2017 and 2016 were $17.4 million and $2.3 million, respectively. The restructuring and special charges for the six months ended June 30, 2017 consisted primarily of severance charges of $8.4 million and facility exit costs of $1.1 million recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of CST, facility exit costs related to a limited number of other line moves and exit activities, and severance charges related to the termination of a limited number of employees. The restructuring and special charges for the six months ended June 30, 2016 consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Interest expense, net
Interest expense, net for the six months ended June 30, 2017 and 2016 was $80.3 million and $84.0 million, respectively. This decrease relates primarily to interest on the Revolving Credit Facility. We did not have any borrowings on the Revolving Credit Facility during the first half of 2017, resulting in no related interest expense, compared to $2.5 million of related interest expense in the first half of 2016.

Other, net
Other, net for the six months ended June 30, 2017 and 2016 represented gains of $4.1 million and $5.6 million, respectively. The change in Other, net relates to fluctuations in foreign currency exchange rates and commodity prices. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.
Provision for income taxes
Provision for income taxes for the six months ended June 30, 2017 and 2016 was $32.9 million and $37.2 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses. The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in various jurisdictions and the impact of changes in foreign currency exchange rates.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth, which is a non-GAAP financial measure. Organic revenue growth is defined as the reported percentage change in net revenue calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), excluding the impact of acquisitions, net of exited businesses that occurred within the previous 12 months and the effect of differences in foreign currency exchange rates between the current and prior period.
We believe that organic revenue growth provides investors with helpful information with respect to our operating performance, and we use organic revenue growth to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year period.
However, organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for net revenue growth prepared in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
We held cash and cash equivalents of $511.5 million and $351.4 million at June 30, 2017 and December 31, 2016, respectively, of which $78.2 million and $37.8 million, respectively, was held in the Netherlands, $5.3 million and $5.7 million, respectively, was held by U.S. subsidiaries, and $428.0 million and $307.9 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2017 and 2016. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the six months ended
(in millions)	June 30, 2017	June 30, 2016
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$317.0	$306.6
Changes in operating assets and liabilities, net of effects of acquisitions	(83.2)	(59.9)
Operating activities	233.8	246.6
Investing activities	(61.5)	(109.1)
Financing activities	(12.3)	(170.6)
Net change	$160.1	$(33.1)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $233.8 million and $246.6 million, respectively. The decrease in cash provided by operating activities relates primarily to a build up of inventory to support anticipated line moves, higher cash paid for interest, and higher cash paid related to severance obligations, partially offset by improved operating profitability.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $61.5 million and $109.1 million, respectively, which included $67.2 million and $64.5 million, respectively, in capital expenditures. In 2017, we anticipate capital expenditures of approximately $130 million to $150 million, which we expect to be funded with cash flows from operations. Net cash used in investing activities for the six months ended June 30, 2016 also included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $12.3 million and $170.6 million, respectively, which consisted primarily of $12.3 million and $168.7 million, respectively, in payments on debt.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2017, we had $3,314.6 million in gross indebtedness, which includes capital lease and other financing obligations and excludes debt discounts and deferred financing costs.
A summary of our indebtedness as of June 30, 2017 is as follows:

(in thousands)	Maturity Date	June 30, 2017
Term Loan	October 14, 2021	$927,794
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(16,426)
Less: deferred financing costs		(31,192)
Less: current portion		(4,851)
Long-term debt, net		$3,225,325

Capital lease and other financing obligations		$36,782
Less: current portion		(5,853)
Capital lease and other financing obligations, less current portion		$30,929

As of June 30, 2017, there was $415.2 million of availability under the Revolving Credit Facility, net of $4.8 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2017, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017 and 2018.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of June 30, 2017, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2017, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 21, 2017, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB with a positive outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under our credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement").
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
As of June 30, 2017, we were in compliance with all covenants and default provisions under our credit arrangements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates one Accounting Standards Codification ("ASC") Topic (FASB ASC 606, Revenue from Contracts with Customers) that replaces the current guidance found in FASB ASC 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASU No. 2014-09 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of FASB ASU No. 2014-09 by one year. FASB ASU No. 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our financial position and results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of FASB ASU No. 2014-09 will have a material impact on our financial position or results of operations. However, we will continue to evaluate this assessment in 2017. In addition, the adoption of FASB ASU No. 2014-09 requires new disclosures related to revenue recognition, which we are continuing to evaluate. We intend to adopt FASB ASU No. 2014-09 on January 1, 2018. We expect to utilize the modified retrospective transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of 12 months or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. At December 31, 2016, we were contractually obligated to make future payments of $69.8 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. While we are in the early stages of our implementation process for FASB ASU No. 2016-02, and have not yet determined its impact on our consolidated financial statements, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of FASB ASU No. 2016-02. FASB ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. FASB ASU No. 2016-02 must be applied using a modified retrospective approach, which requires recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2017	48,605	(1)	$43.67	—	$250.0
May 1 through May 31, 2017	2,304	(1)	$39.33	—	$250.0
June 1 through June 30, 2017	252	(1)	$42.13	—	$250.0
Total	51,161		$43.46	—	$250.0
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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 25, 2017
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)