Form 10-Q
period 2017-09-30
Sensata Technologies Holding N.V.
filed 2017-10-24
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 13, 2017, 171,296,417 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$612,972	$351,428
Accounts receivable, net of allowances of $12,561 and $11,811 as of September 30, 2017 and December 31, 2016, respectively	569,881	500,211
Inventories	447,486	389,844
Prepaid expenses and other current assets	100,935	100,002
Total current assets	1,731,274	1,341,485
Property, plant and equipment, net	735,924	724,046
Goodwill	3,005,464	3,005,464
Other intangible assets, net of accumulated amortization of $1,727,644 and $1,607,269 as of September 30, 2017 and December 31, 2016, respectively	958,972	1,075,431
Deferred income tax assets	26,678	20,695
Other assets	79,625	73,855
Total assets	$6,537,937	$6,240,976
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,176	$14,643
Accounts payable	324,119	299,198
Income taxes payable	27,031	23,889
Accrued expenses and other current liabilities	263,611	245,566
Total current liabilities	627,937	583,296
Deferred income tax liabilities	404,575	392,628
Pension and other post-retirement benefit obligations	36,192	34,878
Capital lease and other financing obligations, less current portion	29,990	32,369
Long-term debt, net	3,224,684	3,226,582
Other long-term liabilities	32,034	29,216
Total liabilities	4,355,412	4,298,969
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 400,000 shares authorized; 178,437 shares issued	2,289	2,289
Treasury shares, at cost, 7,140 and 7,557 shares as of September 30, 2017 and December 31, 2016, respectively	(290,894)	(306,505)
Additional paid-in capital	1,658,574	1,643,449
Retained earnings	862,954	636,841
Accumulated other comprehensive loss	(50,398)	(34,067)
Total shareholders’ equity	2,182,525	1,942,007
Total liabilities and shareholders’ equity	$6,537,937	$6,240,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net revenue	$819,054	$789,798	$2,466,199	$2,413,892
Operating costs and expenses:
Cost of revenue	527,432	508,944	1,601,190	1,574,763
Research and development	34,002	31,601	97,032	95,240
Selling, general and administrative	75,972	75,046	227,256	224,637
Amortization of intangible assets	40,317	50,562	121,578	151,572
Restructuring and special charges	1,329	837	18,768	3,167
Total operating costs and expenses	679,052	666,990	2,065,824	2,049,379
Profit from operations	140,002	122,808	400,375	364,513
Interest expense, net	(40,263)	(41,176)	(120,578)	(125,201)
Other, net	3,112	(726)	7,190	4,892
Income before taxes	102,851	80,906	286,987	244,204
Provision for income taxes	14,816	11,121	47,759	48,297
Net income	$88,035	$69,785	$239,228	$195,907
Basic net income per share:	$0.51	$0.41	$1.40	$1.15
Diluted net income per share:	$0.51	$0.41	$1.39	$1.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$88,035	$69,785	$239,228	$195,907
Other comprehensive loss, net of tax:
Deferred loss on derivative instruments, net of reclassifications	(6,784)	(8,485)	(17,820)	(25,010)
Defined benefit and retiree healthcare plans	274	24	1,489	291
Other comprehensive loss	(6,510)	(8,461)	(16,331)	(24,719)
Comprehensive income	$81,525	$61,324	$222,897	$171,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$239,228	$195,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,014	77,649
Amortization of deferred financing costs and original issue discounts	5,528	5,501
Gain on sale of assets	(1,180)	—
Share-based compensation	15,106	13,279
Amortization of inventory step-up to fair value	—	2,319
Amortization of intangible assets	121,578	151,572
Deferred income taxes	11,836	15,706
Unrealized loss on hedges and other non-cash items	5,844	660
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(69,670)	(65,373)
Inventories	(58,476)	(20,624)
Prepaid expenses and other current assets	(19,251)	2,320
Accounts payable and accrued expenses	40,144	33,371
Income taxes payable	3,142	(6,361)
Other	(3,564)	(9,575)
Net cash provided by operating activities	372,279	396,351
Cash flows from investing activities:
Acquisition of CST, net of cash received	—	4,688
Additions to property, plant and equipment and capitalized software	(103,536)	(94,584)
Investment in equity securities	—	(50,000)
Proceeds from the sale of assets	8,862	751
Other	(3,000)	—
Net cash used in investing activities	(97,674)	(139,145)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	5,332	3,306
Payments on debt	(14,459)	(297,698)
Payments to repurchase ordinary shares	(2,817)	(4,672)
Payments of debt issuance costs	(137)	(518)
Other	(980)	—
Net cash used in financing activities	(13,061)	(299,582)
Net change in cash and cash equivalents	261,544	(42,376)
Cash and cash equivalents, beginning of period	351,428	342,263
Cash and cash equivalents, end of period	$612,972	$299,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Description of Business
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding N.V. ("Sensata N.V.") and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
Sensata N.V. is incorporated under the laws of the Netherlands and conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, China, Germany, Japan, South Korea, and the United Kingdom (the "U.K."); and manufacturing operations primarily in China, Malaysia, Mexico, Bulgaria, France, Germany, the U.K., and the U.S. We organize our operations into two businesses, Performance Sensing and Sensing Solutions.
On September 28, 2017, the board of directors of Sensata N.V. unanimously approved a plan to change our parent company’s location of incorporation from the Netherlands to the U.K. To effect this change, the shareholders of Sensata N.V. will be asked to approve a cross-border merger between Sensata N.V. and Sensata Technologies Holding plc (“Sensata U.K.”), a newly formed, public limited company incorporated under the laws of England and Wales, with Sensata U.K. being the surviving entity (the “Merger”). If approved by our shareholders, we would expect to complete the Merger during the first quarter of 2018, which would result in Sensata U.K. becoming the publicly-traded parent of the subsidiary companies that are currently controlled by Sensata N.V.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year, nor were the results of operations of the comparable periods in 2016 necessarily representative of those actually experienced for the full year 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of FASB ASU No. 2014-09 by one year. FASB ASU No. 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our financial position and results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of FASB ASU No. 2014-09 will have a material impact on our financial position or results of operations. However, we will continue to evaluate this assessment through the remainder of 2017. In addition, the adoption of FASB ASU No. 2014-09 requires new disclosures related to revenue recognition, which we are continuing to evaluate. We intend to adopt FASB ASU No. 2014-09 on January 1, 2018 using the modified retrospective transition method.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. FASB ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. We are still evaluating the impact that this guidance will have on our consolidated financial statements, and we have not yet determined whether we will early adopt FASB ASU No. 2017-12.
3. Inventories
The components of inventories as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Finished goods	$191,165	$169,304
Work-in-process	91,569	74,810
Raw materials	164,752	145,730
Inventories	$447,486	$389,844

4. Shareholders' Equity
Treasury Shares
Ordinary shares repurchased by us are recorded at cost, as treasury shares, and result in a reduction of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs. The cost of reissued shares is determined using the first-in, first-out method. During the nine months ended September 30, 2017, we reissued 0.5 million treasury shares, and as a result, we recognized a reduction in Retained earnings of $13.1 million.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss for the nine months ended September 30, 2017:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$23	$(34,090)	$(34,067)
Other comprehensive loss before reclassifications, net of tax	(25,078)	—	(25,078)
Amounts reclassified from accumulated other comprehensive loss, net of tax	7,258	1,489	8,747
Net current period other comprehensive (loss)/income	(17,820)	1,489	(16,331)
Balance as of September 30, 2017	$(17,797)	$(32,601)	$(50,398)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the nine months ended
Component	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Derivative instruments designated and qualifying as cash flow hedges
Foreign currency forward contracts	$4,075	$(2,771)	$(3,678)	$(15,075)	Net revenue (1)
Foreign currency forward contracts	1,953	4,834	13,356	14,857	Cost of revenue (1)
Total, before taxes	6,028	2,063	9,678	(218)	Income before taxes
Income tax effect	(1,507)	(514)	(2,420)	55	Provision for income taxes
Total, net of taxes	$4,521	$1,549	$7,258	$(163)	Net income

Defined benefit and retiree healthcare plans	$297	$(5)	$1,557	$324	Various (2)
Income tax effect	(23)	29	(68)	(33)	Provision for income taxes
Total, net of taxes	$274	$24	$1,489	$291	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

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

5. Restructuring and Special Charges
Restructuring and special charges for the three and nine months ended September 30, 2017 were $1.3 million and $18.8 million, respectively, which related primarily to the closing of our facility in Minden, Germany that was part of the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST"), facility exit costs related to a limited number of other line moves and exit activities, and severance costs related to the termination of a limited number of employees. Charges related to the closing of our facility in Minden, Germany for the three and nine months ended September 30, 2017 consisted of (i) severance charges of $0.0 million and $8.4 million, respectively, and (ii) facility exit costs of $1.3 million and $2.4 million, respectively.
Restructuring and special charges for the three and nine months ended September 30, 2016 were $0.8 million and $3.2 million, respectively, which consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Changes to the severance portion of our restructuring liability during the nine months ended September 30, 2017 were as follows:

Severance
Balance at December 31, 2016	$17,350
Charges, net of reversals	11,747
Payments	(20,072)
Impact of changes in foreign currency exchange rates	1,529
Balance at September 30, 2017	$10,554
6. Debt
Our long-term debt and capital lease and other financing obligations as of September 30, 2017 and December 31, 2016 consisted of the following:

	Maturity Date	September 30, 2017	December 31, 2016
Term Loan	October 14, 2021	$927,794	$937,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(15,812)	(17,655)
Less: deferred financing costs		(29,971)	(33,656)
Less: current portion		(7,327)	(9,901)
Long-term debt, net		$3,224,684	$3,226,582

Capital lease and other financing obligations		$35,839	$37,111
Less: current portion		(5,849)	(4,742)
Capital lease and other financing obligations, less current portion		$29,990	$32,369
As of September 30, 2017, there was $415.3 million of availability under our $420.0 million revolving credit facility, net of $4.7 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2017, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017 and 2018.

Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, accrued interest totaled $45.7 million and $36.8 million, respectively.
7. Income Taxes
We recorded a Provision for income taxes for the three months ended September 30, 2017 and 2016 of $14.8 million and $11.1 million, respectively, and for the nine months ended September 30, 2017 and 2016 of $47.8 million and $48.3 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily due to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
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
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2017 and 2016 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$21	$25	$661	$697	$682	$722
Interest cost	385	332	80	94	273	298	738	724
Expected return on plan assets	(527)	(659)	—	—	(230)	(249)	(757)	(908)
Amortization of net loss	291	118	8	46	64	42	363	206
Amortization of prior service (credit)	—	—	(334)	(334)	(1)	(18)	(335)	(352)
Loss on settlement	269	140	—	—	—	1	269	141
Net periodic benefit cost/(credit)	$418	$(69)	$(225)	$(169)	$767	$771	$960	$533

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2017 and 2016 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$64	$76	$1,917	$2,003	$1,981	$2,079
Interest cost	1,214	1,109	239	283	784	887	2,237	2,279
Expected return on plan assets	(1,617)	(2,006)	—	—	(677)	(714)	(2,294)	(2,720)
Amortization of net loss	854	355	32	142	202	89	1,088	586
Amortization of prior service (credit)/cost	—	—	(1,001)	(1,001)	(3)	8	(1,004)	(993)
Loss on settlement	1,473	730	—	—	—	1	1,473	731
Net periodic benefit cost/(credit)	$1,924	$188	$(666)	$(500)	$2,223	$2,274	$3,481	$1,962
9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recorded within SG&A expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	$1,575	$1,621	$5,055	$5,547
Restricted securities	3,522	3,136	10,051	7,732
Share-based compensation expense	$5,097	$4,757	$15,106	$13,279
Share-Based Compensation Awards
We grant share-based compensation awards for which vesting is subject only to continued employment and the passage of time (options and restricted stock units ("RSUs" and each an "RSU")), as well as those for which vesting also depends on the attainment of certain performance criteria (performance-based options and performance-based restricted stock units ("PRSUs" and each a "PRSU")).

We granted the following options under the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2017:

Options Granted to	Number of Options Granted (in thousands)	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	387	$14.50	25% per year over four years
We granted the following RSUs and PRSUs under the 2010 Equity Plan during the nine months ended September 30, 2017:

Awards Granted to	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	147	N/A	$43.67
Directors	RSU (1)	34	N/A	$41.10
Various executives and employees	PRSU (2)	183	0.0% - 172.5%	$43.67
Various executives and employees	PRSU (2)	53	0.0% - 200.0%	$43.33

(1)	RSUs granted during the nine months ended September 30, 2017 vest on various dates between June 2018 and July 2020.

(2)
PRSUs granted during the nine months ended September 30, 2017 vest on various dates between April and May 2020, with the amount ultimately vesting within the range shown in the table above, dependent on the extent to which certain performance criteria are met.

Option Exercises
During the nine months ended September 30, 2017, 266 stock options were exercised, all of which were settled with shares reissued from treasury.
10. Commitments and Contingencies
Legal Proceedings and Claims
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products but some involve allegations of personal injury or wrongful death. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our result of operations, financial position, or cash flows.

11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC 820, Fair Value Measurement.
Measured on a Recurring Basis
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fell:

	September 30, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$8,869	$—	$—	$32,757	$—
Commodity forward contracts	—	4,847	—	—	2,639	—
Total	$—	$13,716	$—	$—	$35,396	$—
Liabilities
Foreign currency forward contracts	$—	$31,911	$—	$—	$27,201	$—
Commodity forward contracts	—	1,666	—	—	3,790	—
Total	$—	$33,577	$—	$—	$30,991	$—
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2016 and determined that these assets were not impaired. As of September 30, 2017, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or indefinite-lived intangible assets.
A long-lived asset, which includes Property, plant, and equipment ("PP&E"), is considered held for sale when it meets certain criteria described in FASB ASC 360, Property, Plant, and Equipment. A long-lived asset classified as held for sale is initially measured at the lower of its carrying amount or fair value less cost to sell, and a loss is recognized for any initial adjustment of the asset's carrying amount to its fair value less cost to sell in the period the held for sale criteria are met. In the period that a long-lived asset is considered held for sale it is presented within Prepaid expenses and other current assets on our balance sheet where it remains until it is either sold or no longer meets the held for sale criteria. For comparative purposes, the prior year carrying amount of a long-lived asset considered held for sale is presented within Other assets on our balance sheet.
In the first quarter of 2017, we determined that one of our facilities met the held for sale criteria and recorded it at its fair value less costs to sell of $1.7 million (which approximated its net carrying value at that time). In the third quarter of 2017, we sold the asset for an immaterial gain.
The fair value of assets held for sale is considered to be a Level 3 fair value measurement and is determined based on the use of appraisals, input from market participants, our experience selling similar assets, internally developed cash flow models, or a combination thereof.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$927,794	$—	$932,433	$—	$937,794	$—	$942,483	$—
4.875% Senior Notes	$500,000	$—	$525,000	$—	$500,000	$—	$514,375	$—
5.625% Senior Notes	$400,000	$—	$440,000	$—	$400,000	$—	$417,752	$—
5.0% Senior Notes	$700,000	$—	$736,750	$—	$700,000	$—	$686,000	$—
6.25% Senior Notes	$750,000	$—	$819,375	$—	$750,000	$—	$786,098	$—

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
In March 2016, we acquired $50.0 million of Series B Preferred Stock of Quanergy Systems, Inc., which we recognized as a cost method investment on our balance sheet. As of September 30, 2017, the fair value of this asset has not been estimated, as there are no indicators of impairment, and it is not practicable to estimate its fair value due to the restricted marketability of this investment.
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
For the three and nine months ended September 30, 2017 and 2016, the ineffective portion of the changes in the fair value of our foreign currency forward agreements that are designated as cash flow hedges was not material and no amounts were excluded from the assessment of effectiveness. As of September 30, 2017, we estimate that $18.4 million of net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2018.

As of September 30, 2017, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation
65.0 EUR	September 27, 2017	October 31, 2017	Euro to U.S. Dollar Exchange Rate	1.18 USD	Not designated
461.6 EUR	Various from April 2015 to September 2017	Various from October 2017 to December 2019	Euro to U.S. Dollar Exchange Rate	1.14 USD	Designated
500.0 CNY	September 26, 2017	October 31, 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	6.68 CNY	Not designated
132.0 CNY	Various in February 2017	Various from October to December 2017	U.S. Dollar to Chinese Renminbi Exchange Rate	7.05 CNY	Designated
110.0 JPY	September 27, 2017	October 31, 2017	U.S. Dollar to Japanese Yen Exchange Rate	112.80 JPY	Not designated
237.0 JPY	January 5, 2017	Various from October to December 2017	U.S. Dollar to Japanese Yen Exchange Rate	113.71 JPY	Designated
45,258.3 KRW	Various from April 2015 to September 2017	Various from October 2017 to August 2019	U.S. Dollar to Korean Won Exchange Rate	1,140.77 KRW	Designated
36.5 MYR	Various from April 2015 to November 2016	Various from October 2017 to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.19 MYR	Designated
182.0 MXN	September 27, 2017	October 31, 2017	U.S. Dollar to Mexican Peso Exchange Rate	18.24 MXN	Not designated
2,166.8 MXN	Various from April 2015 to September 2017	Various from October 2017 to August 2019	U.S. Dollar to Mexican Peso Exchange Rate	19.94 MXN	Designated
44.5 GBP	Various from April 2015 to September 2017	Various from October 2017 to August 2019	British Pound Sterling to U.S. Dollar Exchange Rate	1.33 USD	Designated
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
We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of September 30, 2017:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,109,455 troy oz.	October 2017 - August 2019	$17.69
Gold	12,150 troy oz.	October 2017 - August 2019	$1,269.40
Nickel	287,659 pounds	October 2017 - August 2019	$4.68
Aluminum	5,554,370 pounds	October 2017 - August 2019	$0.84
Copper	7,394,018 pounds	October 2017 - August 2019	$2.54
Platinum	8,036 troy oz.	October 2017 - August 2019	$996.80
Palladium	1,927 troy oz.	October 2017 - August 2019	$759.11
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$6,909	$24,796	Accrued expenses and other current liabilities	$23,838	$20,990
Foreign currency forward contracts	Other assets	1,956	5,693	Other long-term liabilities	7,327	3,814
Total		$8,865	$30,489		$31,165	$24,804
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$4,173	$2,097	Accrued expenses and other current liabilities	$1,400	$2,764
Commodity forward contracts	Other assets	674	542	Other long-term liabilities	266	1,026
Foreign currency forward contracts	Prepaid expenses and other current assets	4	2,268	Accrued expenses and other current liabilities	746	2,397
Total		$4,851	$4,907		$2,412	$6,187
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Foreign currency forward contracts	$(16,688)	$(6,929)	Net revenue	$(4,075)	$2,771
Foreign currency forward contracts	$1,614	$(6,450)	Cost of revenue	$(1,953)	$(4,834)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	September 30, 2017	September 30, 2016
Commodity forward contracts	$2,956	$1,318	Other, net
Foreign currency forward contracts	$(3,865)	$(3,827)	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2017	September 30, 2016		September 30, 2017	September 30, 2016
Foreign currency forward contracts	$(56,479)	$(12,810)	Net revenue	$3,678	$15,075
Foreign currency forward contracts	$23,041	$(20,319)	Cost of revenue	$(13,356)	$(14,857)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	September 30, 2017	September 30, 2016
Commodity forward contracts	$6,439	$12,049	Other, net
Foreign currency forward contracts	$(10,542)	$(7,912)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2017, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $33.8 million. As of September 30, 2017, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following gains/(losses) for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Currency remeasurement gain on net monetary assets	$3,989	$1,707	$11,010	$550
Loss on foreign currency forward contracts	(3,865)	(3,827)	(10,542)	(7,912)
Gain on commodity forward contracts	2,956	1,318	6,439	12,049
Other	32	76	283	205
Other, net	$3,112	$(726)	$7,190	$4,892
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

An operating segment’s performance is primarily evaluated based on Segment profit, which excludes amortization expense, restructuring and special charges, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that Segment profit, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, profit from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following table presents Net revenue and Segment profit for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net revenue:
Performance Sensing	$603,932	$584,650	$1,825,904	$1,797,395
Sensing Solutions	215,122	205,148	640,295	616,497
Total net revenue	$819,054	$789,798	$2,466,199	$2,413,892
Segment profit (as defined above):
Performance Sensing	$162,655	$155,228	$483,491	$453,540
Sensing Solutions	72,372	67,314	209,911	198,737
Total segment profit	235,027	222,542	693,402	652,277
Corporate and other	(53,379)	(48,335)	(152,681)	(133,025)
Amortization of intangible assets	(40,317)	(50,562)	(121,578)	(151,572)
Restructuring and special charges	(1,329)	(837)	(18,768)	(3,167)
Profit from operations	140,002	122,808	400,375	364,513
Interest expense, net	(40,263)	(41,176)	(120,578)	(125,201)
Other, net	3,112	(726)	7,190	4,892
Income before taxes	$102,851	$80,906	$286,987	$244,204
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2017 and 2016, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic weighted-average ordinary shares outstanding	171,269	170,840	171,116	170,656
Dilutive effect of stock options	618	431	567	504
Dilutive effect of unvested restricted securities	358	207	340	199
Diluted weighted-average ordinary shares outstanding	172,245	171,478	172,023	171,359
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

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because they would have had an anti-dilutive effect on net income per share or because they related to share-based awards that were contingently issuable, for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Anti-dilutive shares excluded	1,584	1,355	1,635	1,418
Contingently issuable shares excluded	884	735	783	632

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements, other than statements of historical facts included in this report, are forward-looking statements, including information concerning our possible or assumed future results or operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operation performance, improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements are typically identified by use of terms such as "may," "believe," "expect," "anticipate," "intend," "estimate," "project," "target," "goal," "plan," "should," "will," "predict," "guidance," "potential," "forecast," "outlook," "could," "budget," "objectives," "strategy" and similar expressions that convey the uncertainty of future events or outcomes.
Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties and risks. The following and other risks described in greater detail in “Part 1. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, could cause our results to differ materially from those expressed in forward-looking statements:

•	conditions affecting demand for our products in the industries we serve, particularly the automotive industry;

•	competition and pricing pressure;

•	raw material availability, quality, and cost;

•	financial condition of, and relationships with, customers and vendors;

•	reliance on third-party suppliers;

•	changes to current policies by the U.S. government;

•	changes in tax rates;

•	conditions in the global markets we operate in and serve, including the impact of the anticipated exit of the United Kingdom from the European Union;

•	risks associated with current and future acquisitions and divestitures;

•	labor disputes or increased labor costs;

•	global risks of business interruptions, such as natural disasters and political, economic, and military instability;

•	risks associated with security breaches and other disruptions to our information technology infrastructure;

•	risks related to compliance with current and future laws and regulations;

•	our ability to protect our intellectual property rights;

•	risks of litigation;

•	our level of indebtedness and ability to operate within the limitations imposed by our debt instruments; and

•	various risks associated with being a Dutch corporation.
There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect that may cause actual results to differ materially from those contained in any forward-looking statements we may make and that may affect our operating and financial performance.

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
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the three months ended
	September 30, 2017		September 30, 2016
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$603.9	73.7%	$584.7	74.0%
Sensing Solutions	215.1	26.3	205.1	26.0
Net revenue	819.1	100.0	789.8	100.0
Operating costs and expenses:
Cost of revenue	527.4	64.4	508.9	64.4
Research and development	34.0	4.2	31.6	4.0
Selling, general and administrative	76.0	9.3	75.0	9.5
Amortization of intangible assets	40.3	4.9	50.6	6.4
Restructuring and special charges	1.3	0.2	0.8	0.1
Total operating costs and expenses	679.1	82.9	667.0	84.5
Profit from operations	140.0	17.1	122.8	15.5
Interest expense, net	(40.3)	(4.9)	(41.2)	(5.2)
Other, net	3.1	0.4	(0.7)	(0.1)
Income before taxes	102.9	12.6	80.9	10.2
Provision for income taxes	14.8	1.8	11.1	1.4
Net income	$88.0	10.7%	$69.8	8.8%
Net revenue
Net revenue for the three months ended September 30, 2017 increased $29.3 million, or 3.7%, to $819.1 million from $789.8 million for the three months ended September 30, 2016. This increase in net revenue was composed of a 3.3% increase in Performance Sensing and a 4.9% increase in Sensing Solutions. Excluding a 0.1% increase due to changes in foreign currency exchange rates, organic revenue growth was 3.6% when compared to the three months ended September 30, 2016. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the three months ended September 30, 2017 increased $19.3 million, or 3.3%, to $603.9 million from $584.7 million for the three months ended September 30, 2016. Excluding a 0.2% increase due to changes in foreign currency exchange rates, organic revenue growth was 3.1% when compared to the three months ended September 30, 2016. This organic revenue growth was primarily driven by our heavy vehicle off road ("HVOR") business, including content growth, most notably in the construction and agriculture markets, as well as market growth, principally in the on-road truck markets in North America and China. In general, regulatory requirements for safer vehicles, higher fuel efficiency, and lower emissions, such as the Corporate Average Fuel Economy ("CAFE") requirements in the U.S., "Euro 6d" requirements in Europe, and "China National 6" requirements in Asia, as well as consumer demand for operator productivity and convenience, drive the need for advancements in engine management, safety features, efficiency, and operator controls that in turn can lead to a growing demand for our sensors.
Sensing Solutions net revenue for the three months ended September 30, 2017 increased $10.0 million, or 4.9%, to $215.1 million from $205.1 million for the three months ended September 30, 2016. Excluding a 0.3% decline due to changes in foreign currency exchange rates, organic revenue growth was 5.2% when compared to the three months ended September 30, 2016. The organic revenue growth was primarily due to market strength across all of our key end-markets, particularly in China, as well as content growth, primarily in the heating, ventilation and air-conditioning ("HVAC") and industrial markets.
Cost of revenue
Cost of revenue for the three months ended September 30, 2017 and 2016 was $527.4 million (64.4% of net revenue) and $508.9 million (64.4% of net revenue), respectively.
Research and development expense
Research and development ("R&D") expense for the three months ended September 30, 2017 and 2016 was $34.0 million and $31.6 million, respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2017 and 2016 was $76.0 million and $75.0 million, respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2017 and 2016 was $40.3 million and $50.6 million, respectively. Definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. Amortization expense decreased as certain intangible assets, primarily related to the Sensors & Controls and High Temperature Sensing acquisitions in 2006 and 2011, respectively, are at, or are nearing, the end of their useful lives.
Restructuring and special charges
Restructuring and special charges for the three months ended September 30, 2017 and 2016 were $1.3 million and $0.8 million, respectively. The restructuring and special charges for the three months ended September 30, 2017 consisted primarily of facility exit costs of $1.3 million related to the closing of our facility in Minden, Germany that was part of the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST"). The restructuring and special charges for the three months ended September 30, 2016 consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Interest expense, net
Interest expense, net for the three months ended September 30, 2017 and 2016 was $40.3 million and $41.2 million, respectively.
Other, net
Other, net for the three months ended September 30, 2017 and 2016 represented a net gain of $3.1 million and a net loss of $0.7 million, respectively. The change in Other, net relates to fluctuations in foreign currency exchange rates, net of any offsetting hedge gain or loss and fluctuations in commodity prices relative to the strike prices on outstanding forward contracts. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.

Provision for income taxes
Provision for income taxes for the three months ended September 30, 2017 and 2016 was $14.8 million and $11.1 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in various jurisdictions, the impact of changes in foreign currency exchange rates, and a change in our U.S. valuation allowance associated with the acquisition of CST, for which deferred tax liabilities were established related primarily to the step-up of tangible assets for book purposes, for which we recorded a benefit from income taxes of $5.1 million during the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the nine months ended
	September 30, 2017		September 30, 2016
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,825.9	74.0%	$1,797.4	74.5%
Sensing Solutions	640.3	26.0	616.5	25.5
Net revenue	2,466.2	100.0	2,413.9	100.0
Operating costs and expenses:
Cost of revenue	1,601.2	64.9	1,574.8	65.2
Research and development	97.0	3.9	95.2	3.9
Selling, general and administrative	227.3	9.2	224.6	9.3
Amortization of intangible assets	121.6	4.9	151.6	6.3
Restructuring and special charges	18.8	0.8	3.2	0.1
Total operating costs and expenses	2,065.8	83.8	2,049.4	84.9
Profit from operations	400.4	16.2	364.5	15.1
Interest expense, net	(120.6)	(4.9)	(125.2)	(5.2)
Other, net	7.2	0.3	4.9	0.2
Income before taxes	287.0	11.6	244.2	10.1
Provision for income taxes	47.8	1.9	48.3	2.0
Net income	$239.2	9.7%	$195.9	8.1%
Net revenue
Net revenue for the nine months ended September 30, 2017 increased $52.3 million, or 2.2%, to $2,466.2 million from $2,413.9 million for the nine months ended September 30, 2016. This increase in net revenue was composed of a 1.6% increase in Performance Sensing and 3.9% increase in Sensing Solutions. Excluding a 1.4% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Renminbi, organic revenue growth was 3.6% when compared to the nine months ended September 30, 2016. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the nine months ended September 30, 2017 increased $28.5 million, or 1.6%, to $1,825.9 million from $1,797.4 million for the nine months ended September 30, 2016. Excluding a 1.6% decline due to changes in foreign currency exchange rates, particularly related to the Euro and Chinese Renminbi, organic revenue growth was 3.2% when compared to the nine months ended September 30, 2016. This organic revenue growth was primarily driven by our HVOR business, primarily as a result of content growth in the construction and agriculture markets, as well as the on-road truck markets in North America and China. In addition, we believe that the major end-markets within HVOR have been recovering, including the North American Class 8 truck market, which has been particularly weak in prior quarters and represents a significant part of our HVOR business. Our automotive end-markets in Asia, primarily in China, experienced growth from both content and an expanding market.
Sensing Solutions net revenue for the nine months ended September 30, 2017 increased $23.8 million, or 3.9%, to $640.3 million from $616.5 million for the nine months ended September 30, 2016. Excluding a 0.7% decline due to changes in foreign currency exchange rates, particularly related to the Chinese Renminbi, organic revenue growth was 4.6% when compared to the nine months ended September 30, 2016. The organic revenue growth was primarily due to market strength across all of our key end-markets, particularly in China, as well as content growth in our HVAC and industrial markets.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2017 and 2016 was $1,601.2 million (64.9% of net revenue) and $1,574.8 million (65.2% of net revenue), respectively.
Research and development expense
R&D expense for the nine months ended September 30, 2017 and 2016 was $97.0 million and $95.2 million, respectively. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
SG&A expense for the nine months ended September 30, 2017 and 2016 was $227.3 million and $224.6 million, respectively. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the nine months ended September 30, 2017 and 2016 was $121.6 million and $151.6 million, respectively. Definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. Amortization expense decreased as certain intangible assets, primarily related to the Sensors & Controls and High Temperature Sensing acquisitions in 2006 and 2011, respectively, are at, or are nearing, the end of their useful lives.
Restructuring and special charges
Restructuring and special charges for the nine months ended September 30, 2017 and 2016 were $18.8 million and $3.2 million, respectively. The restructuring and special charges for the nine months ended September 30, 2017 consisted primarily of severance charges of $8.4 million and facility exit costs of $2.4 million recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of CST, facility exit costs related to a limited number of other line moves and exit activities, and severance costs related to the termination of a limited number of employees. The restructuring and special charges for the nine months ended September 30, 2016 consisted primarily of facility exit costs related to the relocation of manufacturing lines from our facility in the Dominican Republic to a manufacturing facility in Mexico, and severance charges recorded in connection with acquired businesses and the termination of a limited number of employees. We completed the cessation of manufacturing in our Dominican Republic facility in the third quarter of 2016.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2017 and 2016 was $120.6 million and $125.2 million, respectively.
Other, net
Other, net for the nine months ended September 30, 2017 and 2016 represented net gains of $7.2 million and $4.9 million, respectively. The change in Other, net relates to fluctuations in foreign currency exchange rates net of any offsetting hedge gain or loss and fluctuations in commodity prices relative to the strike prices on outstanding forward contracts. Refer to Note 13,

"Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2017 and 2016 was $47.8 million and $48.3 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
The change in the provision for income taxes was primarily due to a change in the amount and distribution of income recorded in various jurisdictions, the impact of changes in foreign currency exchange rates, and a change in our U.S. valuation allowance associated with the acquisition of certain subsidiaries of CST, for which deferred tax liabilities were established related primarily to the step-up of tangible assets for book purposes, for which we recorded a benefit from income taxes of $3.7 million during the nine months ended September 30, 2016.
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
Liquidity and Capital Resources
We held cash and cash equivalents of $613.0 million and $351.4 million at September 30, 2017 and December 31, 2016, respectively, of which $174.0 million and $37.8 million, respectively, was held in the Netherlands, $7.0 million and $5.7 million, respectively, was held by U.S. subsidiaries, and $432.0 million and $307.9 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2017 and 2016. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(in millions)	September 30, 2017	September 30, 2016
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$480.0	$462.6
Changes in operating assets and liabilities, net of effects of acquisitions	(107.7)	(66.2)
Operating activities	372.3	396.4
Investing activities	(97.7)	(139.1)
Financing activities	(13.1)	(299.6)
Net change	$261.5	$(42.4)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $372.3 million and $396.4 million, respectively. The decrease in cash provided by operating activities relates primarily to a build up of inventory to support anticipated line moves, higher cash paid for interest, and higher cash paid related to severance obligations, partially offset by improved operating profitability. The higher cash paid for interest relates to the 6.25% Senior Notes, for which interest payments are due semi-annually on February 15 and August 15 of each year. The payment made on February 15, 2016 did not represent payment for a full six-month period, as the 6.25% Senior Notes were issued on November 27, 2015.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $97.7 million and $139.1 million, respectively, which included $103.5 million and $94.6 million, respectively, in capital expenditures. In 2017, we anticipate capital expenditures of approximately $130 million to $150 million, which we expect to be funded with net cash provided by operating activities. Net cash used in investing activities for the nine months ended September 30, 2016 also included an investment of $50.0 million in preferred stock of Quanergy Systems, Inc.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $13.1 million and $299.6 million, respectively, which consisted primarily of $14.5 million and $297.7 million, respectively, in payments on debt.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of September 30, 2017, we had $3,313.6 million in gross indebtedness, which includes capital lease and other financing obligations and excludes debt discounts and deferred financing costs.

A summary of our indebtedness as of September 30, 2017 is as follows:

(in thousands)	Maturity Date	September 30, 2017
Term Loan	October 14, 2021	$927,794
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(15,812)
Less: deferred financing costs		(29,971)
Less: current portion		(7,327)
Long-term debt, net		$3,224,684

Capital lease and other financing obligations		$35,839
Less: current portion		(5,849)
Capital lease and other financing obligations, less current portion		$29,990
As of September 30, 2017, there was $415.3 million of availability under the Revolving Credit Facility, net of $4.7 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2017, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2017 and 2018.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. As of September 30, 2017, $230.0 million remained available for issuance under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2017, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 23, 2017, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. The Standard & Poor’s corporate credit rating represents an upgrade, effective on October 23, 2017, from the previous rating of BB with a positive outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under our credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement").
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
As of September 30, 2017, we were in compliance with all covenants and default provisions under our credit arrangements.
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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of FASB ASU No. 2014-09 by one year. FASB ASU No. 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our financial position and results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of FASB ASU No. 2014-09 will have a material impact on our financial position or results of operations. However, we will continue to evaluate this assessment through the remainder of 2017. In addition, the adoption of FASB ASU No. 2014-09 requires new disclosures related to revenue recognition, which we are continuing to evaluate. We intend to adopt FASB ASU No. 2014-09 on January 1, 2018 using the modified retrospective transition method.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. FASB ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. We are still evaluating the impact that this guidance will have on our consolidated financial statements, and we have not yet determined whether we will early adopt FASB ASU No. 2017-12.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As discussed in Part I, Item 3—"Legal Proceedings," in our Annual Report on Form 10-K for the year ended December 31, 2016, we are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our result of operations, financial position, or cash flows.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2017	2,117	(1)	$45.03	—	$250.0
August 1 through August 31, 2017	—		$—	—	$250.0
September 1 through September 30, 2017	—		$—	—	$250.0
Total	2,117		$45.03	—	$250.0
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

4.1
Sixth Supplemental Indenture dated as of October 10, 2017, amending the indenture dated as of April 17, 2013 pursuant to which the 4.875% Senior Notes were issued, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 13, 2017).

4.2
Fifth Supplemental Indenture dated as of October 10, 2017, amending the indenture dated as of October 14, 2014 pursuant to which the 5.625% Senior Notes were issued, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on October 13, 2017).

4.3
Sixth Supplemental Indenture dated as of October 10, 2017, amending the indenture dated as of March 26, 2015 pursuant to which the 5.000% Senior Notes were issued, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on October 13, 2017).

4.4
Third Supplemental Indenture dated as of October 10, 2017, amending the indenture dated as of November 27, 2015 pursuant to which the 6.250% Senior Notes were issued, among Sensata Technologies UK Financing Co. plc, the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on October 13, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 24, 2017
SENSATA TECHNOLOGIES HOLDING N.V.

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)