Form 10-Q
period 2018-03-31
Sensata Technologies Holding plc
filed 2018-04-24
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-34652
_____________________________________
SENSATA TECHNOLOGIES HOLDING PLC
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

ENGLAND AND WALES	98-1386780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Interface House, Interface Business Park Bincknoll Lane Royal Wootton Bassett Swindon SN4 8SY United Kingdom	+1 (508) 236 3800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
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
As of April 13, 2018, 171,572,465 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$828,266	$753,089
Accounts receivable, net of allowances of $13,446 and $12,947 as of March 31, 2018 and December 31, 2017, respectively	627,749	556,541
Inventories	459,699	446,129
Prepaid expenses and other current assets	102,868	92,532
Total current assets	2,018,582	1,848,291
Property, plant and equipment, net	753,965	750,049
Goodwill	3,005,464	3,005,464
Other intangible assets, net of accumulated amortization of $1,802,070 and $1,767,001 as of March 31, 2018 and December 31, 2017, respectively	885,569	920,124
Deferred income tax assets	33,615	33,003
Other assets	85,681	84,594
Total assets	$6,782,876	$6,641,525
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$8,178	$15,720
Accounts payable	350,999	322,671
Income taxes payable	22,313	31,544
Accrued expenses and other current liabilities	284,419	259,560
Total current liabilities	665,909	629,495
Deferred income tax liabilities	341,550	338,228
Pension and other post-retirement benefit obligations	40,007	40,055
Capital lease and other financing obligations, less current portion	27,735	28,739
Long-term debt, net	3,221,676	3,225,810
Other long-term liabilities	35,058	33,572
Total liabilities	4,331,935	4,295,899
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 and 400,000 shares authorized, and 171,419 and 178,437 shares issued, as of March 31, 2018 and December 31, 2017, respectively	2,199	2,289
Treasury shares, at cost, 7,076 shares as of December 31, 2017	—	(288,478)
Additional paid-in capital	1,668,583	1,663,367
Retained earnings	835,807	1,031,612
Accumulated other comprehensive loss	(55,648)	(63,164)
Total shareholders’ equity	2,450,941	2,345,626
Total liabilities and shareholders’ equity	$6,782,876	$6,641,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Net revenue	$886,293	$807,271
Operating costs and expenses:
Cost of revenue	582,457	532,419
Research and development	36,001	31,804
Selling, general and administrative	81,322	70,114
Amortization of intangible assets	35,069	40,258
Restructuring and other charges, net	3,766	11,050
Total operating costs and expenses	738,615	685,645
Profit from operations	147,678	121,626
Interest expense, net	(38,429)	(40,277)
Other, net	(4,633)	4,719
Income before taxes	104,616	86,068
Provision for income taxes	14,126	14,332
Net income	$90,490	$71,736
Basic net income per share:	$0.53	$0.42
Diluted net income per share:	$0.52	$0.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Net income	$90,490	$71,736
Other comprehensive income, net of tax:
Cash flow hedges	6,539	132
Defined benefit and retiree healthcare plans	977	480
Other comprehensive income	7,516	612
Comprehensive income	$98,006	$72,348
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$90,490	$71,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,855	28,795
Amortization of debt issuance costs	1,805	1,857
Share-based compensation	5,090	3,952
Loss on debt financing	2,350	—
Amortization of intangible assets	35,069	40,258
Deferred income taxes	636	3,400
Unrealized loss on hedges and other	8,819	2,120
Changes in operating assets and liabilities:
Accounts receivable, net	(71,208)	(32,915)
Inventories	(13,570)	(17,354)
Prepaid expenses and other current assets	(2,147)	(9,643)
Accounts payable and accrued expenses	47,780	26,704
Income taxes payable	(9,231)	3,099
Other	(483)	(2,308)
Net cash provided by operating activities	123,255	119,701
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(30,938)	(33,059)
Proceeds from the sale of assets	—	2,937
Net cash used in investing activities	(30,938)	(30,122)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	2,219	2,450
Payments on debt	(11,325)	(11,122)
Payments to repurchase ordinary shares	—	(498)
Payments of debt issuance costs	(5,813)	(137)
Other	(2,221)	—
Net cash used in financing activities	(17,140)	(9,307)
Net change in cash and cash equivalents	75,177	80,272
Cash and cash equivalents, beginning of period	753,089	351,428
Cash and cash equivalents, end of period	$828,266	$431,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, or unless otherwise noted)
(unaudited)
1. Business Description and Basis of Presentation
Description of Business
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, and cash flows of Sensata Technologies Holding plc ("Sensata plc"), the successor issuer to Sensata Technologies Holding N.V. ("Sensata N.V."), and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
On September 28, 2017, the board of directors of Sensata N.V. unanimously approved a plan to change our location of incorporation from the Netherlands to the United Kingdom (the "U.K."). To effect this change, on February 16, 2018, the shareholders of Sensata N.V. approved a cross-border merger between Sensata N.V. and Sensata plc, a newly formed, public limited company incorporated under the laws of England and Wales, with Sensata plc being the surviving entity (the "Merger").
We received approval of the transaction by the U.K. High Court of Justice, and the Merger was completed on March 28, 2018, on which date Sensata plc became the publicly-traded parent of the subsidiary companies that were previously controlled by Sensata N.V., with no changes made to the business being conducted by us prior to the Merger. Due to the fact that the Merger was a business combination between entities under common control in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the assets and liabilities exchanged were accounted for at their carrying values.
Sensata plc conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the Netherlands, Belgium, Bulgaria, China, Germany, Japan, South Korea, and the U.K.; and manufacturing operations primarily in China, Malaysia, Mexico, Bulgaria, France, Germany, the U.K., and the U.S. We organize our operations into two segments, Performance Sensing and Sensing Solutions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year, nor were the results of operations of the comparable periods in 2017 necessarily representative of those actually experienced for the full year 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
Adopted in the current period
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (FASB ASC Topic 606, Revenue from Contracts with Customers) the guidance found in FASB ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASC Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted FASB ASC Topic 606 on January 1, 2018 using the modified retrospective transition method. Refer to Note 16, "Revenue Recognition," for additional details on this implementation and the required disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new recognition and measurement guidance requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) either at fair value, with changes to fair value recognized in net income, or, in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. We adopted this guidance on January 1, 2018, which resulted in no impact on our consolidated financial position or results of operations. Refer to Note 11, "Fair Value Measures," for further detail regarding the application of the measurement alternative to our $50.0 million equity investment in Series B Preferred Stock of Quanergy, Inc ("Quanergy"), which does not have a readily determinable fair value.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires a change in the presentation of net periodic benefit cost on the consolidated statements of operations. Specifically, entities must present the service cost component of net periodic benefit cost in the same financial statement line item(s) as other compensation costs arising from services rendered by the related employees during the period, whereas the non–service components of net periodic benefit cost must be presented separately from the financial statement line item(s) that include service cost and outside of operating income. We adopted this guidance on January 1, 2018 and, as a result, we present the service cost component of net periodic benefit cost in the Cost of revenue, Research and development, and Selling, general, and administrative ("SG&A") expense line items, and we present the non–service components of net periodic benefit cost in Other, net. Refer to Note 13, "Other, net," for the total other components of net periodic benefit cost. All prior period amounts have been recast to reflect the revised presentation, and the adjustments made to revise the presentation of our prior year condensed consolidated statement of operations are presented in Note 8, "Pension and Other Post–Retirement Benefits."
To be adopted in a future period
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. At December 31, 2017, we were contractually obligated to make future payments of $68.6 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. While we are in the early stages of our implementation process for FASB ASU No. 2016-02 and have not yet determined its impact on our consolidated financial position or results of operations, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of FASB ASU No. 2016-02, which is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. FASB ASU No. 2016-02 must be applied using a modified retrospective approach, which requires the recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. FASB ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of FASB ASU No. 2017-12 will not have a material impact on our consolidated financial position or results of operations.

3. Inventories
The components of inventories as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Finished goods	$192,486	$195,089
Work-in-process	94,446	92,678
Raw materials	172,767	158,362
Inventories	$459,699	$446,129

4. Shareholders' Equity
Prior to the Merger, Sensata NV’s articles of association authorized it to issue up to 400.0 million ordinary shares. However, shareholder approval was required to issue any amount of ordinary shares greater than those issued and outstanding or reserved under its equity plans. Entities incorporated under the laws of England and Wales are limited in the number of shares they can issue to those shares that have been authorized for "allotment" by their shareholders. In connection with the Merger, our board of directors did not ask shareholders to approve an allotment of ordinary shares greater than the total ordinary shares issued and outstanding plus ordinary shares available to be issued under our equity plans, which resulted in an allotment of 177.1 million ordinary shares.
Treasury Shares
Prior to the Merger, ordinary shares repurchased by us were recorded at cost, as treasury shares, and resulted in a reduction of shareholders' equity. We reissued treasury shares as part of our share-based compensation programs. The cost of reissued shares was determined using the first-in, first-out method. During the three months ended March 31, 2018, prior to completion of the Merger, we reissued 0.1 million treasury shares, and as a result, we recognized a reduction in Retained earnings of $0.2 million.
In connection with the Merger, and in accordance with U.K. requirements, all then outstanding treasury shares were cancelled.  Accordingly, we derecognized the total purchase price of these treasury shares, we recognized a reduction to ordinary shares at an amount equal to the total par value of such shares, and we recognized a reduction to Retained earnings at an amount equal to the excess of the total repurchase price over the total par value of the then outstanding treasury shares, or $286.1 million.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss for the three months ended March 31, 2018:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(28,179)	$(34,985)	$(63,164)
Other comprehensive (loss)/income before reclassifications, net of tax	(3,275)	578	(2,697)
Amounts reclassified from accumulated other comprehensive loss, net of tax	9,814	399	10,213
Other comprehensive income	6,539	977	7,516
Balance as of March 31, 2018	$(21,640)	$(34,008)	$(55,648)

The details of the amounts reclassified from Accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 are as follows:

	Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended
Component	March 31, 2018	March 31, 2017
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$10,884	$(5,385)	Net revenue (1)
Foreign currency forward contracts	826	6,568	Cost of revenue (1)
Foreign currency forward contracts	1,376	—	Other, net (1)
Total, before taxes	13,086	1,183	Income before taxes
Income tax effect	(3,272)	(295)	Provision for income taxes
Total, net of taxes	$9,814	$888	Net income

Defined benefit and retiree healthcare plans	$224	$502	Other, net (2)
Income tax effect	175	(22)	Provision for income taxes
Total, net of taxes	$399	$480	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)	See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.
5. Restructuring and Other Charges, Net
Restructuring and other charges, net for the three months ended March 31, 2018 and 2017 were $3.8 million and $11.1 million, respectively. Restructuring and other charges, net for the three months ended March 31, 2018 consisted primarily of $3.5 million of severance charges related to limited workforce reductions in manufacturing, engineering, and administrative positions as well as the transfer of certain positions to more cost-effective locations. The expected payback period for these actions is approximately two years, and they are expected to generate incremental pre-tax savings of approximately $3 million on an annual basis once fully implemented. Restructuring and other charges, net for the three months ended March 31, 2017 consisted primarily of severance charges recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST") and severance charges related to the termination of a limited number of employees.
Changes to the severance portion of our restructuring liability during the three months ended March 31, 2018 were as follows:

Severance
Balance at December 31, 2017	$7,583
Charges, net of reversals	3,604
Payments	(2,817)
Impact of changes in foreign currency exchange rates	294
Balance at March 31, 2018	$8,664

6. Debt
Our long-term debt and capital lease and other financing obligations as of March 31, 2018 and December 31, 2017 consisted of the following:

	Maturity Date	March 31, 2018	December 31, 2017
Term Loan	October 14, 2021	$917,794	$927,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(17,233)	(14,424)
Less: deferred financing costs		(26,607)	(27,758)
Less: current portion		(2,278)	(9,802)
Long-term debt, net		$3,221,676	$3,225,810

Capital lease and other financing obligations		$33,635	$34,657
Less: current portion		(5,900)	(5,918)
Capital lease and other financing obligations, less current portion		$27,735	$28,739
In connection with the Merger, we paid $5.8 million of creditor fees and related third party costs in order to obtain consents to the transaction from our existing lenders. We applied the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments, in accounting for the amounts paid. As a result, we recorded $3.5 million as an adjustment to the carrying amount of Long term debt, net and a loss of $2.4 million to Other, net.
As of March 31, 2018, there was $415.3 million of availability under our $420.0 million revolving credit facility, net of $4.7 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2018, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, accrued interest totaled $45.8 million and $36.9 million, respectively.
7. Income Taxes
Provision for income taxes for the three months ended March 31, 2018 and 2017 totaled $14.1 million and $14.3 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily due to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
On December 22, 2017, President Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or "the Act"). FASB ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of March 31, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.

8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2018 and 2017 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	March 31,		March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$19	$21	$831	$602	$850	$623
Interest cost	327	420	70	80	342	249	739	749
Expected return on plan assets	(428)	(553)	—	—	(237)	(221)	(665)	(774)
Amortization of net loss	300	285	—	8	25	71	325	364
Amortization of prior service credit	—	—	(334)	(333)	(1)	(1)	(335)	(334)
Loss on settlement	530	472	—	—	—	—	530	472
Gain on curtailment	—	—	—	—	(296)	—	(296)	—
Net periodic benefit cost/(credit)	$729	$624	$(245)	$(224)	$664	$700	$1,148	$1,100
On January 1, 2018, we adopted the guidance in FASB ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Refer to Note 2, "New Accounting Standards," for further discussion. As a result of this adoption, components of net periodic benefit cost other than service cost in the three months ended March 31, 2017 were reclassified from various operating cost and expense line items to Other, net. The table below presents the effects of this adjustment.

	For the three months ended March 31, 2017
	As reported	ASU No. 2017-07 Adjustment	As Adjusted
Net revenue	$807,271	$—	$807,271
Operating costs and expenses:
Cost of revenue	532,726	(307)	532,419
Research and development	31,814	(10)	31,804
Selling, general and administrative	70,274	(160)	70,114
Amortization of intangible assets	40,258	—	40,258
Restructuring and other charges, net	11,050	—	11,050
Total operating costs and expenses	686,122	(477)	685,645
Profit from operations	121,149	477	121,626
Interest expense, net	(40,277)	—	(40,277)
Other, net	5,196	(477)	4,719
Income before taxes	$86,068	$—	$86,068

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended
	March 31, 2018	March 31, 2017
Stock options	$1,289	$1,425
Restricted securities	3,801	2,527
Share-based compensation expense	$5,090	$3,952
Equity Awards
We grant options and restricted stock units ("RSUs") for which vesting is subject only to continued employment and the passage of time. In addition, we grant performance–based options and performance–based restricted stock units ("PRSUs") for which vesting also depends on the attainment of certain performance criteria.
During the three months ended March 31, 2018, we granted 11 RSUs to various executives and employees with a weighted average grant date fair value of $55.81 that will vest between January and February 2021. We did not grant any other equity awards during the three months ended March 31, 2018.
Option Exercises
During the three months ended March 31, 2018, 58 stock options were exercised, all of which were settled with shares reissued from treasury.
10. Commitments and Contingencies
Legal Proceedings and Claims
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products but some involve allegations of personal injury or wrongful death. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, or cash flows.
11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC Topic 820, Fair Value Measurement.

Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$12,590	$—	$—	$3,955	$—
Commodity forward contracts	—	2,906	—	—	6,458	—
Total	$—	$15,496	$—	$—	$10,413	$—
Liabilities
Foreign currency forward contracts	$—	$43,317	$—	$—	$40,969	$—
Commodity forward contracts	—	2,067	—	—	1,104	—
Total	$—	$45,384	$—	$—	$42,073	$—
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2017 and determined that they were not impaired. As of March 31, 2018, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
We periodically re-evaluate the carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable.
On January 1, 2018, we adopted FASB ASU No. 2016-01, which requires that equity investments (except those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) be measured at either fair value, with changes to fair value recognized in net income, or, in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As it relates to our $50.0 million equity investment in Quanergy, we elected to use the measurement alternative. During the quarter, we noted no observable price changes in orderly transactions for an identical or similar investment of the same issuer, nor did we note any indicators of impairment that would require us to measure the fair value of the asset.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Carrying Value (1)	Fair Value			Carrying Value (1)	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Liabilities
Term Loan	$917,794	$—	$923,530	$—	$927,794	$—	$930,114	$—
4.875% Senior Notes	$500,000	$—	$500,000	$—	$500,000	$—	$521,875	$—
5.625% Senior Notes	$400,000	$—	$416,000	$—	$400,000	$—	$439,000	$—
5.0% Senior Notes	$700,000	$—	$691,250	$—	$700,000	$—	$741,125	$—
6.25% Senior Notes	$750,000	$—	$785,625	$—	$750,000	$—	$813,750	$—

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

12. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts, which are not designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging, that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities.
For the three months ended March 31, 2018 and 2017, amounts excluded from the assessment of effectiveness and the ineffective portion of the changes in the fair value of our foreign currency forward agreements that are designated as cash flows were not material. As of March 31, 2018, we estimate that $27.4 million of net losses will be reclassified from Accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2019.
As of March 31, 2018, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation
52.0 EUR	March 27, 2018	April 30, 2018	Euro to U.S. Dollar Exchange Rate	1.24 USD	Not designated
403.5 EUR	Various from May 2016 to March 2018	Various from April 2018 to February 2020	Euro to U.S. Dollar Exchange Rate	1.17 USD	Designated
772.0 CNY	March 27, 2018	April 27, 2018	U.S. Dollar to Chinese Renminbi Exchange Rate	6.31 CNY	Not designated
811.0 CNY	Various from October 2017 to January 2018	Various from April to December 2018	U.S. Dollar to Chinese Renminbi Exchange Rate	6.71 CNY	Designated
375.0 JPY	March 28, 2018	April 27, 2018	U.S. Dollar to Japanese Yen Exchange Rate	105.99 JPY	Not designated
617.6 JPY	January 25, 2018	Various from April to December 2018	U.S. Dollar to Japanese Yen Exchange Rate	107.23 JPY	Designated
38,245.5 KRW	Various from May 2016 to March 2018	Various from April 2018 to February 2020	U.S. Dollar to Korean Won Exchange Rate	1,115.52 KRW	Designated
9.9 MYR	Various from May to November 2016	Various from April to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.25 MYR	Designated
252.0 MXN	March 27, 2018	April 30, 2018	U.S. Dollar to Mexican Peso Exchange Rate	18.46 MXN	Not designated
2,443.3 MXN	Various from May 2016 to March 2018	Various from April 2018 to February 2020	U.S. Dollar to Mexican Peso Exchange Rate	20.29 MXN	Designated
30.2 GBP	Various from May 2016 to March 2018	Various from April 2018 to February 2020	British Pound Sterling to U.S. Dollar Exchange Rate	1.32 USD	Designated
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Hedges of Commodity Risk
Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities used in the manufacturing of our products, including silver, gold, nickel, aluminum, copper, platinum, and palladium. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments are not designated for hedge accounting treatment in accordance with FASB ASC Topic 815.

We had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships, as of March 31, 2018:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,091,710 troy oz.	April 2018 - February 2020	$17.68
Gold	12,410 troy oz.	April 2018 - February 2020	$1,311.87
Nickel	274,872 pounds	April 2018 - February 2020	$5.18
Aluminum	5,552,122 pounds	April 2018 - February 2020	$0.92
Copper	7,407,223 pounds	April 2018 - February 2020	$2.87
Platinum	7,807 troy oz.	April 2018 - February 2020	$988.64
Palladium	1,967 troy oz.	April 2018 - February 2020	$877.97
The notional amounts above represent the total quantities we have outstanding over the remaining contracted periods.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$10,435	$3,576	Accrued expenses and other current liabilities	$37,636	$32,806
Foreign currency forward contracts	Other assets	1,697	373	Other long-term liabilities	5,329	6,881
Total		$12,132	$3,949		$42,965	$39,687
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$2,662	$5,403	Accrued expenses and other current liabilities	$1,600	$1,006
Commodity forward contracts	Other assets	244	1,055	Other long-term liabilities	467	98
Foreign currency forward contracts	Prepaid expenses and other current assets	458	6	Accrued expenses and other current liabilities	352	1,282
Total		$3,364	$6,464		$2,419	$2,386
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	March 31, 2018	March 31, 2017		March 31, 2018	March 31, 2017
Foreign currency forward contracts	$(17,838)	$(13,311)	Net revenue	$(10,884)	$5,385
Foreign currency forward contracts	$13,471	$12,303	Cost of revenue	$(826)	$(6,568)
Foreign currency forward contracts	$—	$—	Other, net	$(1,376)	$—

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	March 31, 2018	March 31, 2017
Commodity forward contracts	$(3,195)	$5,440	Other, net
Foreign currency forward contracts	$(4,950)	$(2,536)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2018, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $45.6 million. As of March 31, 2018, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31, 2018	March 31, 2017
Currency remeasurement gain on net monetary assets	$6,748	$2,191
Loss on foreign currency forward contracts	(6,326)	(2,536)
(Loss)/gain on commodity forward contracts	(3,195)	5,440
Loss on debt financing	(2,350)	—
Net periodic benefit cost, excluding service component (1)	(298)	(477)
Other	788	101
Other, net	$(4,633)	$4,719

(1)
On January 1, 2018, we adopted FASB ASU No. 2017-07, which requires the service cost component and other components of net periodic benefit cost to be presented separately on the consolidated statements of operations. Refer to Note 2, "New Accounting Standards," for additional details.

14. Segment Reporting
We organize our business into two reportable segments, Performance Sensing and Sensing Solutions, each of which is also an operating segment. Our operating segments are businesses that we manage as components of an enterprise for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on Segment profit, which excludes amortization expense, Restructuring and other charges, net, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that Segment profit, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, profit from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents Net revenue and Segment profit for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31, 2018	March 31, 2017
Net revenue:
Performance Sensing	$662,829	$600,143
Sensing Solutions	223,464	207,128
Total net revenue	$886,293	$807,271
Segment profit (as defined above):
Performance Sensing	$169,410	$151,736
Sensing Solutions	71,884	67,438
Total segment profit	241,294	219,174
Corporate and other	(54,781)	(46,240)
Amortization of intangible assets	(35,069)	(40,258)
Restructuring and other charges, net	(3,766)	(11,050)
Profit from operations	147,678	121,626
Interest expense, net	(38,429)	(40,277)
Other, net	(4,633)	4,719
Income before taxes	$104,616	$86,068
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2018 and 2017, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2018	March 31, 2017
Basic weighted-average ordinary shares outstanding	171,404	170,947
Dilutive effect of stock options	926	567
Dilutive effect of unvested restricted securities	526	391
Diluted weighted-average ordinary shares outstanding	172,856	171,905
Net income and net income per share are presented in the condensed consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share, or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended
	March 31, 2018	March 31, 2017
Anti-dilutive shares excluded	709	1,280
Contingently issuable shares excluded	787	517
16. Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates into one Accounting Standards Codification Topic (FASB ASC Topic 606, Revenue from Contracts with Customers) the guidance found in FASB ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASC Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. We adopted FASB ASC Topic 606 on January 1, 2018 using the modified retrospective transition method.
For the three months ended March 31, 2018 and 2017, the vast majority of our revenue was derived from the sale of tangible products for which we recognize revenue at a point in time. The contracts that relate to these product shipments are purchase orders that have firm purchase commitments generally only for a short period of time. As a result, the adoption of FASB ASC Topic 606 did not have a material effect on our financial statements or results of operations, and no cumulative catch-up adjustment was required. We used the related practical expedients that allow us to not disclose the transaction price allocated to remaining unsatisfied obligations and an explanation of when we expect to recognize the related revenue. In adopting FASB ASC Topic 606, we applied the new guidance only to contracts that were not completed on January 1, 2018.
The following table presents revenue by segment, further disaggregated by end-market:

	For the three months ended March 31, 2018
	Performance Sensing	Sensing Solutions	Total
Automotive	$529,793	$13,856	$543,649
HVOR	133,036	—	133,036
Appliance and HVAC	—	54,317	54,317
Industrial	—	82,385	82,385
Aerospace	—	41,706	41,706
Other	—	31,200	31,200
Total	$662,829	$223,464	$886,293
Performance Obligations
Our revenue and related cost of revenue are primarily the result of promises to transfer products to our customers. Revenue is recognized when our performance obligation has been met, which is generally when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement.
Product sales are recorded net of value-added tax and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our net revenue and have been within our estimates. Product sales are recorded net of variable consideration, such as trade discounts (including volume and early payment incentives) and sales returns.
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
Payment for products is due in accordance with the terms agreed upon with customers, generally within 90 days of shipment to the customer. Accordingly, our contracts with customers do not include a significant financing component.
Contract Assets and Liabilities
We generally invoice the customer and recognize revenue once we have satisfied our performance obligation. Accordingly, our contract assets comprise accounts receivable. In certain cases, we receive payment by customers related to our promise to satisfy performance obligations in the future. Such payments are recorded as contract liabilities, which are not material.

Cautionary Statements Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, including any document incorporated by reference herein, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements also relate to our future prospects, developments, and business strategies. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," and similar terms or phrases, or the negative of such terminology, including references to assumptions. However, these terms are not the exclusive means of identifying such statements.
Forward-looking statements contained herein, or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us. These statements are subject to uncertainties and other important factors relating to our operations and business environment, which are difficult to predict and, oftentimes, beyond our control, and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurances that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
We believe that the following important factors, among others (including those described in Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 1, 2018), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	instability and changes in the global markets, including regulatory, political, economic, and military matters;

•	changes to current policies, such as trade tariffs, by the U.S. government;

•	adverse conditions in the automotive industry;

•	competition in our industry;

•	pressure from customers to reduce prices;

•	supplier interruption or non-performance limiting our access to manufactured components or raw materials;

•	business disruptions due to natural disasters or other disasters outside our control;

•	labor disruptions or increased labor costs;

•	difficulties or failures to integrate businesses we acquire;

•
disruptions from any future acquisitions dispositions, joint ventures, collaborative arrangements, or other investments that either require significant resources, result in significant unanticipated losses, costs, or liabilities, or a combination thereof;

•	market acceptance of new product introductions and product innovations;

•	changes to, or our inability to comply with, various regulations, including tax laws, import/export regulations, anti-bribery laws, environmental and safety laws, and other governmental regulations;

•	foreign currency risks, changes in socio-economic conditions, or changes to monetary and fiscal policies, including as a result of the impending exit of the U.K. from the European Union;

•	losses and costs as a result of intellectual property, product liability, warranty, and recall claims that may be brought against us;

•	taxing authorities challenging our historical and future tax positions or our allocation of taxable income among our subsidiaries;

•	our level of indebtedness, or our inability to meet debt service obligations or comply with the covenants contained in the credit agreement and indentures; and

•	security breaches and other disruptions to our information technology infrastructure.
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the other documents that we file with the U.S. Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission on February 1, 2018, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The table below presents our results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the three months ended
	March 31, 2018		March 31, 2017
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$662.8	74.8%	$600.1	74.3%
Sensing Solutions	223.5	25.2	207.1	25.7
Net revenue	886.3	100.0	807.3	100.0
Operating costs and expenses:
Cost of revenue	582.5	65.7	532.4	66.0
Research and development	36.0	4.1	31.8	3.9
Selling, general and administrative	81.3	9.2	70.1	8.7
Amortization of intangible assets	35.1	4.0	40.3	5.0
Restructuring and other charges, net	3.8	0.4	11.1	1.4
Total operating costs and expenses	738.6	83.3	685.6	84.9
Profit from operations	147.7	16.7	121.6	15.1
Interest expense, net	(38.4)	(4.3)	(40.3)	(5.0)
Other, net	(4.6)	(0.5)	4.7	0.6
Income before taxes	104.6	11.8	86.1	10.7
Provision for income taxes	14.1	1.6	14.3	1.8
Net income	$90.5	10.2%	$71.7	8.9%
Net revenue
Net revenue for the three months ended March 31, 2018 increased $79.0 million, or 9.8%, to $886.3 million from $807.3 million for the three months ended March 31, 2017. This increase in net revenue was composed of a 10.4% increase in Performance Sensing and a 7.9% increase in Sensing Solutions. Excluding a 3.4% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 6.4% when compared to the three months ended March 31, 2017. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the three months ended March 31, 2018 increased $62.7 million, or 10.4%, to $662.8 million from $600.1 million for the three months ended March 31, 2017. Excluding a 4.0% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 6.4% when compared to the three months ended March 31, 2017. This organic revenue growth was primarily driven by growth in our automotive business, largely due to content growth, as well as market and content growth in the on-road truck markets in North America and Europe, and market growth in the construction end-market. China was the largest geographic contributor to our automotive growth.
Sensing Solutions net revenue for the three months ended March 31, 2018 increased $16.3 million, or 7.9%, to $223.5 million from $207.1 million for the three months ended March 31, 2017. Excluding a 1.6% increase due to changes in foreign currency exchange rates, largely related to the Chinese Renminbi and Euro, organic revenue growth was 6.3% when compared to the three months ended March 31, 2017. Organic revenue growth in Sensing Solutions was primarily due to market strength across all of our key end-markets, particularly in Asia and the Americas.
Cost of revenue
Cost of revenue for the three months ended March 31, 2018 and 2017 was $582.5 million (65.7% of net revenue) and $532.4 million (66.0% of net revenue), respectively. Cost of revenue decreased as a percentage of net revenue primarily due to improved operating efficiencies and synergies from the continued integration of acquired businesses, partially offset by the negative impact of foreign currency exchange rates and higher integration costs.
Research and development expense
Research and development ("R&D") expense for the three months ended March 31, 2018 and 2017 was $36.0 million and $31.8 million, respectively. R&D expense increased primarily due to increased design and development effort to support accelerated new business wins and an increase in foreign exchange rates. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2018 and 2017 was $81.3 million and $70.1 million, respectively. SG&A increased primarily due to the impact of foreign exchange rates, costs related to the Merger, higher selling costs, and share-based compensation expense. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2018 and 2017 was $35.1 million and $40.3 million, respectively. Definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. Accordingly, the decrease in amortization expense is due to the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the three months ended March 31, 2018 and 2017 were $3.8 million and $11.1 million, respectively. For the three months ended March 31, 2018, Restructuring and other charges, net consisted primarily of $3.5 million of severance charges related to limited workforce reductions in manufacturing, engineering, and administrative positions as well as the transfer of certain positions to more cost-effective locations. The expected payback period for these actions is approximately two years, and they are expected to generate incremental pre-tax savings of approximately $3 million on an annual basis once fully implemented. Restructuring and other charges, net for the three months ended March 31, 2017 consisted primarily of severance charges recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST") and the termination of a limited number of employees.
Interest expense, net
Interest expense, net for the three months ended March 31, 2018 and 2017 was $38.4 million and $40.3 million, respectively. The reduction in interest expense, net relates primarily to higher interest income due to increasing cash balances.
Other, net
Other, net for the three months ended March 31, 2018 and 2017 represented a $(4.6) million net loss and a $4.7 million net gain, respectively. The change in Other, net relates primarily to fluctuations in foreign currency exchange rates, net of any offsetting hedge gain or loss, fluctuations in commodity prices relative to the strike prices on outstanding forward contracts, and a $(2.5) million loss recognized in connection with obtaining creditor consents prior to completing the Merger. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form

10-Q for a detail of the components of Other, net. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion summarizing the losses related to obtaining the creditor consents.
Provision for income taxes
Provision for income taxes for the three months ended March 31, 2018 and 2017 was $14.1 million and $14.3 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions as well as withholding taxes on interest and royalty income, and deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses, and prospective changes in U.S. tax rates due to newly enacted legislation.
On December 22, 2017, President Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or "the Act"). Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of March 31, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth, which is a non-GAAP financial measure. Organic revenue growth is defined as the reported percentage change in net revenue calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), excluding the impact of acquisitions, net of exited businesses that occurred within the previous 12 months and the effect of differences in foreign currency exchange rates, net of related hedges, between the current and prior year periods.
We believe that organic revenue growth provides investors with helpful information with respect to our operating performance, and we use organic revenue growth to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior year period.
However, organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for the reported percentage change in net income calculated in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
We held cash and cash equivalents of $828.3 million and $753.1 million at March 31, 2018 and December 31, 2017, respectively, of which $304.6 million and $260.9 million, respectively, was held in the Netherlands, $14.0 million and $13.7 million, respectively, was held in the United Kingdom, $11.1 million and $9.0 million, respectively, was held by U.S. subsidiaries, and $498.6 million and $469.5 million, respectively, was held by other foreign subsidiaries. The amount of cash and cash equivalents held in the Netherlands, United Kingdom and in our U.S. and other foreign subsidiaries fluctuates throughout the year due to a variety of factors, including timing of cash receipts and disbursements in the normal course of business.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2018 and 2017. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.

	For the three months ended
(in millions)	March 31, 2018	March 31, 2017
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$172.1	$152.1
Changes in operating assets and liabilities, net of effects of acquisitions	(48.9)	(32.4)
Operating activities	123.3	119.7
Investing activities	(30.9)	(30.1)
Financing activities	(17.1)	(9.3)
Net change	$75.2	$80.3
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $123.3 million and $119.7 million, respectively. The increase in cash provided by operating activities relates primarily to improved operating profitability, partially offset by higher cash paid related to severance obligations and timing of customer receipts and supplier payments.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $30.9 million and $30.1 million, respectively, which included $30.9 million and $33.1 million, respectively, in capital expenditures. In 2018, we anticipate capital expenditures of approximately $150 million to $160 million, which we expect to be funded from net cash provided by operating activities.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $17.1 million and $9.3 million, respectively, which included $11.3 million and $11.1 million, respectively, in payments on debt. The three months ended March 31, 2018 also included $5.8 million of payments of creditor fees and related third party costs in order to obtain consents to the Merger from our existing lenders.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2018, we had $3,301.4 million in gross indebtedness, which includes capital lease and other financing obligations and excludes debt discounts and deferred financing costs.
A summary of our indebtedness as of March 31, 2018 is as follows:

(in thousands)	Maturity Date	March 31, 2018
Term Loan	October 14, 2021	$917,794
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(17,233)
Less: deferred financing costs		(26,607)
Less: current portion		(2,278)
Long-term debt, net		$3,221,676

Capital lease and other financing obligations		$33,635
Less: current portion		(5,900)
Capital lease and other financing obligations, less current portion		$27,735

As of March 31, 2018, there was $415.3 million of availability under the Revolving Credit Facility, net of $4.7 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2018, no amounts had been drawn against these outstanding letters of credit, which are scheduled to expire on various dates in 2018.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. Pursuant to the Eighth Amendment, the Accordion was increased from $230.0 million to $1,000.0 million, all of which remained available for issuance as of as of March 31, 2018.
We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2018, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
Upon completion of the Merger, the $250.0 million share repurchase program authorized by the Board of Sensata NV lapsed, and our ability to repurchase shares as a company incorporated in England and Wales became contingent upon the completion of certain court proceedings in the United Kingdom. In addition, we are seeking renewed shareholder approval to repurchase shares at our 2018 Annual General Meeting of Shareholders to be held on May 31, 2018. We expect the court proceedings in the United Kingdom to be completed in the second quarter of 2018.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2018.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 20, 2018, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
The Credit Agreement and the indentures under which our senior notes were issued contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018, we were in compliance with all covenants and default provisions under our credit arrangements.
Recently Issued Accounting Pronouncements
Adopted in the current period
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (FASB ASC Topic 606, Revenue from Contracts with Customers) the guidance found in FASB ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASC Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted FASB ASC Topic 606 on January 1, 2018 using the modified retrospective transition method. Refer to Note 16, "Revenue Recognition," for additional details on this implementation and the required disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new recognition and measurement guidance requires entities to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) either at fair value, with changes to fair value recognized in net income, or, in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. We adopted this guidance on January 1, 2018, which resulted in no impact on our consolidated financial position or results of operations. Refer to Note 11, "Fair Value Measures," for further detail regarding the application of the measurement alternative to our $50.0 million equity investment in Series B Preferred Stock of Quanergy, Inc ("Quanergy"), which does not have a readily determinable fair value.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires a change in the presentation of net periodic benefit cost on the consolidated statements of operations. Specifically, entities must present the service cost component of net periodic benefit cost in the same financial statement line item(s) as other compensation costs arising from services rendered by the related employees during the period, whereas the non-service components of net periodic benefit cost must be presented separately from the financial statement line item(s) that include service cost and outside of operating income. We adopted this guidance on January 1, 2018 and, as a result, we present the service cost component of net periodic benefit cost in the Cost of revenue, Research and development, and Selling, general, and administrative ("SG&A") expense line items, and we present the non-service components of net periodic benefit cost in Other, net. Refer to Note 13, "Other, net," for the total other components of net periodic benefit cost. All prior period amounts have been recast to reflect the revised presentation, and the adjustments made to revise the presentation of our prior year condensed consolidated statement of operations are presented in Note 8, "Pension and Other Post–Retirement Benefits."
To be adopted in a future period
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. At December 31, 2017, we were contractually obligated to make future payments of $68.6 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. While we are in the early stages of our implementation process for FASB ASU No. 2016-02, and have not yet determined its impact on our consolidated financial position or results of operations, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of FASB ASU No. 2016-02, which is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. FASB ASU No. 2016-02 must be applied using a modified retrospective approach, which requires the recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results, in order to better align an entity’s risk management activities and financial reporting for hedging relationships. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. FASB ASU No. 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of FASB ASU No. 2017-12 will not have a material impact on our consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2017. For a discussion of market risk affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As discussed in Part I, Item 3—"Legal Proceedings," in our Annual Report on Form 10-K for the year ended December 31, 2017, we are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, or cash flows.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

2.1
Merger Proposal by the boards of directors of Sensata Technologies Holding N.V. and Sensata Technologies Holding plc (incorporated by reference to Annex A to the registration statement on Form S-4/A (File No. 333-220735) filed by Sensata Technologies Holding plc on December 22, 2017).

3.1	Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 28, 2018 (File No. 001-34652)).

10.1
Sensata Technologies Holding plc Second Amended and Restated 2006 Management Option Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 28, 2018 (File No. 001-34652)).

10.2
Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2018 (File No. 001-34652)).

10.3	Employment Agreement, dated January 26, 2017, between Sensata Technologies Germany GmbH and Paul Chawla.†*

10.4	Amendment to Employment Agreement, dated January 13, 2018, between Sensata Technologies Germany GmbH and Paul Chawla.†*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 24, 2018
SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)