Form 10-Q
period 2018-06-30
Sensata Technologies Holding plc
filed 2018-07-24
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 13, 2018, 169,687,754 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$863,380	$753,089
Accounts receivable, net of allowances of $11,824 and $12,947 as of June 30, 2018 and December 31, 2017, respectively	604,859	556,541
Inventories	462,006	446,129
Prepaid expenses and other current assets	99,861	92,532
Assets held for sale	118,813	—
Total current assets	2,148,919	1,848,291
Property, plant and equipment, net	741,987	750,049
Goodwill	2,967,964	3,005,464
Other intangible assets, net of accumulated amortization of $1,827,719 and $1,767,001 as of June 30, 2018 and December 31, 2017, respectively	840,477	920,124
Deferred income tax assets	26,058	33,003
Other assets	81,530	84,594
Total assets	$6,806,935	$6,641,525
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$11,044	$15,720
Accounts payable	348,484	322,671
Income taxes payable	17,234	31,544
Accrued expenses and other current liabilities	210,785	259,560
Liabilities held for sale	47,889	—
Total current liabilities	635,436	629,495
Deferred income tax liabilities	341,745	338,228
Pension and other post-retirement benefit obligations	35,653	40,055
Capital lease and other financing obligations, less current portion	26,098	28,739
Long-term debt, net	3,221,039	3,225,810
Other long-term liabilities	24,157	33,572
Total liabilities	4,284,128	4,295,899
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 and 400,000 shares authorized, and 171,634 and 178,437 shares issued, as of June 30, 2018 and December 31, 2017, respectively	2,202	2,289
Treasury shares, at cost, 1,137 and 7,076 shares as of June 30, 2018 and December 31, 2017, respectively	(60,105)	(288,478)
Additional paid-in capital	1,676,172	1,663,367
Retained earnings	937,452	1,031,612
Accumulated other comprehensive loss	(32,914)	(63,164)
Total shareholders’ equity	2,522,807	2,345,626
Total liabilities and shareholders’ equity	$6,806,935	$6,641,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net revenue	$913,860	$839,874	$1,800,153	$1,647,145
Operating costs and expenses:
Cost of revenue	582,509	540,505	1,164,966	1,072,924
Research and development	37,980	31,203	73,981	63,007
Selling, general and administrative	80,473	80,805	161,795	150,919
Amortization of intangible assets	34,594	41,003	69,663	81,261
Restructuring and other charges, net	244	6,389	4,010	17,439
Total operating costs and expenses	735,800	699,905	1,474,415	1,385,550
Profit from operations	178,060	139,969	325,738	261,595
Interest expense, net	(38,321)	(40,038)	(76,750)	(80,315)
Other, net	(11,053)	(1,863)	(15,686)	2,856
Income before taxes	128,686	98,068	233,302	184,136
Provision for income taxes	23,398	18,611	37,524	32,943
Net income	$105,288	$79,457	$195,778	$151,193
Basic net income per share:	$0.61	$0.46	$1.14	$0.88
Diluted net income per share:	$0.61	$0.46	$1.13	$0.88
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$105,288	$79,457	$195,778	$151,193
Other comprehensive income/(loss), net of tax:
Cash flow hedges	22,673	(11,168)	29,212	(11,036)
Defined benefit and retiree healthcare plans	61	735	1,038	1,215
Other comprehensive income/(loss)	22,734	(10,433)	30,250	(9,821)
Comprehensive income	$128,022	$69,024	$226,028	$141,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$195,778	$151,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,445	54,802
Amortization of debt issuance costs	3,643	3,693
Gain on sale of assets	—	(1,180)
Share-based compensation	11,502	10,009
Loss on debt financing	2,350	—
Amortization of intangible assets	69,663	81,261
Deferred income taxes	12,266	9,004
Unrealized loss on hedges and other	8,432	8,229
Changes in operating assets and liabilities:
Accounts receivable, net	(70,295)	(65,425)
Inventories	(35,132)	(22,341)
Prepaid expenses and other current assets	(6,045)	(18,469)
Accounts payable and accrued expenses	23,430	27,120
Income taxes payable	(12,040)	1,223
Other	(3,084)	(5,270)
Net cash provided by operating activities	253,913	233,849
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(66,301)	(67,192)
Proceeds from the sale of assets	—	7,151
Other	5,000	(1,500)
Net cash used in investing activities	(61,301)	(61,541)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	3,397	2,947
Payments on debt	(12,404)	(12,341)
Payments to repurchase ordinary shares	(63,746)	(2,721)
Payments of debt issuance costs	(5,813)	(137)
Other	(3,755)	—
Net cash used in financing activities	(82,321)	(12,252)
Net change in cash and cash equivalents	110,291	160,056
Cash and cash equivalents, beginning of period	753,089	351,428
Cash and cash equivalents, end of period	$863,380	$511,484
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year, nor were the results of operations of the comparable periods in 2017 necessarily representative of those actually experienced for the full year 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
2. New Accounting Standards
Adopted in the current year
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
To be adopted in a future period
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model. The statement of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. FASB ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. FASB ASU No. 2016-02 currently must be applied using a modified retrospective approach, which requires the recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. However, in January 2018, the FASB issued a proposed ASU that would amend certain aspects of FASB ASU No. 2016-02. The proposed amendments create an additional practical expedient that would allow an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented. We are monitoring the status of this proposed ASU, and we will adopt FASB ASU No. 2016-02 on January 1, 2019.
We are in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through our implementation efforts, we have determined that we intend to elect to apply the package of practical expedients, and we do not intend to elect to apply the hindsight practical expedient.
While we have not yet determined the impact of FASB ASU No. 2016-02 on our consolidated financial position or results of operations, at December 31, 2017, we were contractually obligated to make future payments of $68.6 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. Under FASB ASU No. 2016-02 these operating leases would potentially be required to be presented on our consolidated balance sheets.
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

3. Inventories
The components of inventories as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Finished goods	$183,870	$195,089
Work-in-process	101,036	92,678
Raw materials	177,100	158,362
Inventories	$462,006	$446,129

4. Shareholders' Equity
Prior to the Merger, Sensata N.V.’s articles of association authorized it to issue up to 400.0 million ordinary shares. Entities incorporated under the laws of England and Wales are limited in the number of shares they can issue to those shares that have been authorized for "allotment" by their shareholders. In connection with the Merger, our board of directors asked shareholders to approve an allotment of ordinary shares equal to the total ordinary shares issued and outstanding plus the maximum number of ordinary shares that could be reasonably expected to be issued under our equity plans within the next year, which resulted in an allotment of 177.1 million ordinary shares.
Treasury Shares
Ordinary shares repurchased by us are recorded as treasury shares, at cost, resulting in a reduction of shareholders' equity.
In connection with the Merger, all then outstanding treasury shares were cancelled in accordance with U.K. law. Accordingly, we (1) derecognized the total purchase price of these treasury shares, (2) recognized a reduction to ordinary shares at an amount equal to the total par value of such shares, and (3) recognized a reduction to Retained earnings at an amount equal to the excess of the total repurchase price over the total par value of the then outstanding treasury shares, or $286.1 million.
Also, upon completion of the Merger, the $250.0 million share repurchase program previously authorized by the board of directors of Sensata N.V. lapsed, and our ability to repurchase shares as a company incorporated in England and Wales became contingent upon the completion of certain court proceedings in the U.K. (which were completed in the second quarter of 2018), approval of our shareholders (which occurred at our May 31, 2018 annual general meeting of shareholders), and authorization by our board of directors.
On May 31, 2018, we announced that our board of directors had authorized a $400.0 million share repurchase program. Under this program, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. The authorized amount of our share repurchase program may be modified or terminated by our board of directors at any time. We repurchased 1,137 ordinary shares under this program during the three months ended June 30, 2018, for a total purchase price of approximately $60.1 million, which are now held as treasury shares. At June 30, 2018, $339.9 million remained available under this program for future repurchases of our ordinary shares.
As a result of certain aspects of U.K. law, we discontinued the practice of reissuing treasury shares as part of our share-based compensation programs upon completion of the Merger. The number of treasury shares reissued in the first quarter of 2018, prior to the Merger, was not material.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss for the six months ended June 30, 2018:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(28,179)	$(34,985)	$(63,164)
Other comprehensive income before reclassifications, net of tax	15,346	578	15,924
Reclassifications from accumulated other comprehensive loss, net of tax	13,866	460	14,326
Other comprehensive income	29,212	1,038	30,250
Balance as of June 30, 2018	$1,033	$(33,947)	$(32,914)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 are as follows:

	Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the six months ended
Component	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$8,064	$(2,368)	$18,948	$(7,753)	Net revenue (1)
Foreign currency forward contracts	(2,662)	4,835	(1,836)	11,403	Cost of revenue (1)
Foreign currency forward contracts	—	—	1,376	—	Other, net (1)
Total, before taxes	5,402	2,467	18,488	3,650	Income before taxes
Income tax effect	(1,350)	(618)	(4,622)	(913)	Provision for income taxes
Total, net of taxes	$4,052	$1,849	$13,866	$2,737	Net income

Defined benefit and retiree healthcare plans	$93	$758	$317	$1,260	Other, net (2)
Income tax effect	(32)	(23)	143	(45)	Provision for income taxes
Total, net of taxes	$61	$735	$460	$1,215	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)	See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.
5. Restructuring and Other Charges, Net
Restructuring and other charges, net for the three and six months ended June 30, 2018 were $0.2 million and $4.0 million, respectively. In the first quarter of 2018, we recognized a $3.8 million restructuring charge, which consisted primarily of severance related to limited workforce reductions in manufacturing, engineering, and administrative positions as well as the transfer of certain positions to more cost-effective locations. The expected payback period for these actions is approximately two years, and they are expected to generate incremental pre-tax savings of approximately $3 million on an annual basis once fully implemented.
Restructuring and other charges, net for the three and six months ended June 30, 2017 were $6.4 million and $17.4 million, respectively, which related primarily to the closing of our facility in Minden, Germany that was part of the acquisition of CST, a limited number of other line moves and exit activities, and the termination of a limited number of employees. Charges related to the closing of our facility in Minden, Germany for the three and six months ended June 30, 2017 consisted of (i) severance charges of $2.6 million and $8.4 million, respectively; and (ii) facility exit costs of $0.8 million and $1.1 million, respectively.

Changes to the severance portion of our restructuring liability during the six months ended June 30, 2018 were as follows:

Severance
Balance at December 31, 2017	$7,583
Charges, net of reversals	3,320
Payments	(5,631)
Impact of changes in foreign currency exchange rates	(96)
Balance at June 30, 2018	$5,176
6. Debt
Our long-term debt and capital lease and other financing obligations as of June 30, 2018 and December 31, 2017 consisted of the following:

	Maturity Date	June 30, 2018	December 31, 2017
Term Loan	October 14, 2021	$917,794	$927,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(16,545)	(14,424)
Less: deferred financing costs		(25,457)	(27,758)
Less: current portion		(4,753)	(9,802)
Long-term debt, net		$3,221,039	$3,225,810

Capital lease and other financing obligations		$32,389	$34,657
Less: current portion		(6,291)	(5,918)
Capital lease and other financing obligations, less current portion		$26,098	$28,739
In connection with the Merger, in the first quarter of 2018, we paid $5.8 million of creditor fees and related third party costs in order to obtain consents to the transaction from our existing lenders. We applied the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments, in accounting for the amounts paid. As a result, we recorded an adjustment of $3.5 million to the carrying amount of Long-term debt, and we recognized a loss of $2.4 million in Other, net.
As of June 30, 2018, we had $415.4 million available under our $420.0 million revolving credit facility, net of $4.6 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2018, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, accrued interest totaled $37.0 million and $36.9 million, respectively.
7. Income Taxes
Provision for income taxes for the three months ended June 30, 2018 and 2017 totaled $23.4 million and $18.6 million, respectively, and for the six months ended June 30, 2018 and 2017 totaled $37.5 million and $32.9 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily due to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
On December 22, 2017, President Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or "the Act"). FASB ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of June 30, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application.
In measuring the related deferred tax assets, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or some portion of the deferred tax assets. Significant judgment is required in considering the relative impact of the negative and positive evidence, and weight given to each category of evidence is commensurate with the extent to which it can be objectively verified. The greater negative evidence that exists, more positive evidence is necessary to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the "more likely than not" criteria established in FASB ASC Topic 740, Income Taxes, to determine whether the future tax benefit from the deferred tax assets should be recognized. As a result, we maintain a full valuation allowance on the deferred tax assets in jurisdictions that have incurred net operating losses and in which it is more likely than not that such losses will not be utilized in the foreseeable future.
We have concluded that a valuation allowance is required on our deferred tax assets in the U.S., in large part due to the cumulative losses that our U.S. operations have experienced in recent years. Such cumulative losses are negative evidence that is difficult to overcome in concluding whether a valuation allowance is required. We continue to assess both positive and negative evidence surrounding our U.S. operations, and to evaluate the impact of Tax Reform on our tax attributes and related valuation allowance implications. As a consequence of our assessment, at June 30, 2018, we have concluded that maintaining the U.S. valuation allowance is appropriate.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2018 and 2017 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$19	$22	$804	$654	$823	$676
Interest cost	364	409	70	79	332	262	766	750
Expected return on plan assets	(408)	(537)	—	—	(235)	(226)	(643)	(763)
Amortization of net loss	300	278	—	16	110	67	410	361
Amortization of prior service (credit)/cost	—	—	(334)	(334)	2	(1)	(332)	(335)
Loss on settlement	15	732	—	—	—	—	15	732
Net periodic benefit cost/(credit)	$271	$882	$(245)	$(217)	$1,013	$756	$1,039	$1,421

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2018 and 2017 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$38	$43	$1,635	$1,256	$1,673	$1,299
Interest cost	691	829	140	159	674	511	1,505	1,499
Expected return on plan assets	(836)	(1,090)	—	—	(472)	(447)	(1,308)	(1,537)
Amortization of net loss	600	563	—	24	135	138	735	725
Amortization of prior service (credit)/cost	—	—	(668)	(667)	1	(2)	(667)	(669)
Loss on settlement	545	1,204	—	—	—	—	545	1,204
Gain on curtailment	—	—	—	—	(296)	—	(296)	—
Net periodic benefit cost/(credit)	$1,000	$1,506	$(490)	$(441)	$1,677	$1,456	$2,187	$2,521
On January 1, 2018, we adopted the guidance in FASB ASU No. 2017-07. Refer to Note 2, "New Accounting Standards," for further discussion. As a result of this adoption, the components of net periodic benefit cost, excluding service cost, were reclassified in our condensed consolidated statements of operations from various operating cost and expense line items to Other, net for the three and six months ended June 30, 2017.
The table below presents the effects of this adjustment.

	For the three months ended June 30, 2017			For the six months ended June 30, 2017
	As reported	ASU No. 2017-07 Adjustment	As Adjusted	As reported	ASU No. 2017-07 Adjustment	As Adjusted
Net revenue	$839,874	$—	$839,874	$1,647,145	$—	$1,647,145
Operating costs and expenses:
Cost of revenue	541,032	(527)	540,505	1,073,758	(834)	1,072,924
Research and development	31,216	(13)	31,203	63,030	(23)	63,007
Selling, general and administrative	81,010	(205)	80,805	151,284	(365)	150,919
Amortization of intangible assets	41,003	—	41,003	81,261	—	81,261
Restructuring and other charges, net	6,389	—	6,389	17,439	—	17,439
Total operating costs and expenses	700,650	(745)	699,905	1,386,772	(1,222)	1,385,550
Profit from operations	139,224	745	139,969	260,373	1,222	261,595
Interest expense, net	(40,038)	—	(40,038)	(80,315)	—	(80,315)
Other, net	(1,118)	(745)	(1,863)	4,078	(1,222)	2,856
Income before taxes	$98,068	$—	$98,068	$184,136	$—	$184,136

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock options	$1,789	$2,055	$3,078	$3,480
Restricted securities	4,623	4,002	8,424	6,529
Share-based compensation expense	$6,412	$6,057	$11,502	$10,009
Equity Awards
We grant options and restricted stock units ("RSUs") for which vesting is subject only to continued employment and the passage of time. In addition, we grant performance–based options and performance–based restricted stock units ("PRSUs") for which vesting also depends on the attainment of certain performance criteria.
We granted the following options under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2018:

Options Granted to	Number of Options Granted (in thousands)	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	307	$15.70	25% per year over four years
We granted the following RSUs and PRSUs under the 2010 Equity Plan during the six months ended June 30, 2018

Awards Granted to	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	146	N/A	$52.04
Directors	RSU (1)	23	N/A	$52.47
Various executives and employees	PRSU (2)	118	0.0% - 172.5%	$51.83
Various executives and employees	PRSU (2)	63	0.0% - 150.0%	$51.83

(1)	RSUs granted during the six months ended June 30, 2018 vest on various dates between June 2019 and May 2021.

(2)
PRSUs granted during the six months ended June 30, 2018 vest on April 1, 2021, with the amount ultimately vesting within the range shown in the table above, depending on the extent to which certain performance criteria are met.

Option Exercises
During the six months ended June 30, 2018, 88 stock options were exercised.
10. Commitments and Contingencies
We are the defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with our TPMS products. The patent in question has expired, and as a result, the claimant only seeks damages for past infringement with interest and costs. Should the claimant prevail, these amounts could be material. We have denied liability and have been defending the litigation, which is in discovery. The court has currently scheduled a claims construction hearing for December 2018 and trial for February 2020. We do not believe a loss related to this matter is probable. As of June 30, 2018, we have not recorded an accrual for this matter.
We are regularly involved in a number of claims and litigation matters in the ordinary course of business, primarily related to allegations of intellectual property infringement and property damage or personal injury caused by our products. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, or cash flows.
11. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy in accordance with FASB ASC Topic 820, Fair Value Measurement.
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are as shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2018	December 31, 2017
Assets
Foreign currency forward contracts	$13,179	$3,955
Commodity forward contracts	1,599	6,458
Total	$14,778	$10,413
Liabilities
Foreign currency forward contracts	$11,977	$40,969
Commodity forward contracts	2,925	1,104
Total	$14,902	$42,073
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2017 and determined that they were not impaired. In connection with the proposed sale of all of the outstanding shares of Schrader-Bridgeport International, Inc. and August France Holding Company SAS (collectively the "Valves Business") as discussed in Note 17, "Disposal Group," we evaluated the goodwill of the Performance Sensing reporting unit (excluding the Valves Business) for impairment and determined it was not impaired. As of June 30, 2018, no other events or changes in circumstances occurred that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.
We periodically re-evaluate the carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable.
On January 1, 2018, we adopted FASB ASU No. 2016-01, which requires that equity investments (except those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) be measured at either fair value, with changes to fair value recognized in net income, or, in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As it relates to our $50.0 million equity investment in Quanergy, we elected to use the measurement alternative. As of June 30, 2018, we noted no material observable price changes as a result of orderly transactions for an identical or similar investment of the same issuer, nor did we note any indicators of impairment that would require us to measure the fair value of the asset.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Liabilities
Term Loan	$917,794	$917,794	$927,794	$930,114
4.875% Senior Notes	$500,000	$502,500	$500,000	$521,875
5.625% Senior Notes	$400,000	$416,000	$400,000	$439,000
5.0% Senior Notes	$700,000	$703,500	$700,000	$741,125
6.25% Senior Notes	$750,000	$778,125	$750,000	$813,750
(1)    Carrying value excludes discounts and deferred financing costs.
The fair values of the Term Loan and senior notes are determined primarily using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, accounts receivable, and accounts payable are carried at their cost, which approximates fair value, because of their short-term nature.
12. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency forward agreements to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges and are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are not designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging, and are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities.
For the three and six months ended June 30, 2018 and 2017, amounts excluded from the assessment of effectiveness and the ineffective portion of the changes in the fair value of our foreign currency forward agreements that are designated as cash flows were not material. As of June 30, 2018, we estimate that $0.4 million of net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2019.

As of June 30, 2018, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation
45.0 EUR	June 27, 2018	July 31, 2018	Euro to U.S. Dollar Exchange Rate	1.16 USD	Not designated
360.2 EUR	Various from August 2016 to June 2018	Various from July 2018 to May 2020	Euro to U.S. Dollar Exchange Rate	1.19 USD	Designated
756.0 CNY	June 26, 2018	July 31, 2018	U.S. Dollar to Chinese Renminbi Exchange Rate	6.59 CNY	Not designated
540.7 CNY	Various from October 2017 to January 2018	Various from July to December 2018	U.S. Dollar to Chinese Renminbi Exchange Rate	6.72 CNY	Designated
114.0 JPY	June 27, 2018	July 31, 2018	U.S. Dollar to Japanese Yen Exchange Rate	110.15 JPY	Not designated
411.8 JPY	January 25, 2018	Various from July to December 2018	U.S. Dollar to Japanese Yen Exchange Rate	106.90 JPY	Designated
32,237.0 KRW	Various from August 2016 to June 2018	Various from July 2018 to May 2020	U.S. Dollar to Korean Won Exchange Rate	1,106.11 KRW	Designated
21.0 MYR	June 26, 2018	July 31, 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.03 MYR	Not Designated
3.5 MYR	Various from August to November 2016	Various from July to October 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.33 MYR	Designated
250.0 MXN	June 27, 2018	July 31, 2018	U.S. Dollar to Mexican Peso Exchange Rate	20.14 MXN	Not designated
2,621.0 MXN	Various from August 2016 to June 2018	Various from July 2018 to May 2020	U.S. Dollar to Mexican Peso Exchange Rate	20.58 MXN	Designated
6.8 GBP	June 27, 2018	July 31, 2018	British Pound Sterling to U.S. Dollar Exchange Rate	1.32 USD	Not Designated
38.2 GBP	Various from July 2016 to June 2018	Various from July 2018 to May 2020	British Pound Sterling to U.S. Dollar Exchange Rate	1.34 USD	Designated
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
As of June 30, 2018, we had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	974,890 troy oz.	July 2018 - April 2020	$17.54
Gold	10,389 troy oz.	July 2018 - April 2020	$1,318.67
Nickel	258,668 pounds	July 2018 - April 2020	$5.46
Aluminum	4,615,267 pounds	July 2018 - April 2020	$0.94
Copper	6,160,002 pounds	July 2018 - April 2020	$2.95
Platinum	7,093 troy oz.	July 2018 - April 2020	$972.54
Palladium	1,602 troy oz.	July 2018 - April 2020	$905.37

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$8,729	$3,576	Accrued expenses and other current liabilities	$10,557	$32,806
Foreign currency forward contracts	Other assets	3,367	373	Other long-term liabilities	1,123	6,881
Total		$12,096	$3,949		$11,680	$39,687
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$1,551	$5,403	Accrued expenses and other current liabilities	$2,364	$1,006
Commodity forward contracts	Other assets	48	1,055	Other long-term liabilities	561	98
Foreign currency forward contracts	Prepaid expenses and other current assets	1,083	6	Accrued expenses and other current liabilities	297	1,282
Total		$2,682	$6,464		$3,222	$2,386
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
Foreign currency forward contracts	$33,641	$(26,480)	Net revenue	$(8,064)	$2,368
Foreign currency forward contracts	$(8,813)	$9,124	Cost of revenue	$2,662	$(4,835)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	June 30, 2018	June 30, 2017
Commodity forward contracts	$(1,426)	$(1,957)	Other, net
Foreign currency forward contracts	$5,776	$(4,141)	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
Foreign currency forward contracts	$15,803	$(39,791)	Net revenue	$(18,948)	$7,753
Foreign currency forward contracts	$4,658	$21,427	Cost of revenue	$1,836	$(11,403)
Foreign currency forward contracts	$—	$—	Other, net	$(1,376)	$—

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	June 30, 2018	June 30, 2017
Commodity forward contracts	$(4,621)	$3,483	Other, net
Foreign currency forward contracts	$826	$(6,677)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2018, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $15.0 million. As of June 30, 2018, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Currency remeasurement (loss)/gain on net monetary assets	$(15,677)	$4,830	$(8,929)	$7,021
Gain/(loss) on foreign currency forward contracts	5,776	(4,141)	(550)	(6,677)
(Loss)/gain on commodity forward contracts	(1,426)	(1,957)	(4,621)	3,483
Loss on debt financing	—	—	(2,350)	—
Net periodic benefit cost, excluding service cost (1)	(216)	(745)	(514)	(1,222)
Other	490	150	1,278	251
Other, net	$(11,053)	$(1,863)	$(15,686)	$2,856

(1)
On January 1, 2018, we adopted FASB ASU No. 2017-07, which requires the service cost component and other components of net periodic benefit cost to be presented separately on the condensed consolidated statements of operations. Refer to Note 2, "New Accounting Standards," and Note 8, "Pension and Other Post-Retirement Benefits," for additional details.

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
An operating segment’s performance is primarily evaluated based on Segment profit, which excludes amortization expense, Restructuring and other charges, net, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that Segment profit, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, profit from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2017.
The following table presents Net revenue and Segment profit for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net revenue:
Performance Sensing	$676,217	$621,829	$1,339,046	$1,221,972
Sensing Solutions	237,643	218,045	461,107	425,173
Total net revenue	$913,860	$839,874	$1,800,153	$1,647,145
Segment profit (as defined above):
Performance Sensing	$187,365	$169,100	$356,775	$320,836
Sensing Solutions	79,070	70,101	150,954	137,539
Total segment profit	266,435	239,201	507,729	458,375
Corporate and other	(53,537)	(51,840)	(108,318)	(98,080)
Amortization of intangible assets	(34,594)	(41,003)	(69,663)	(81,261)
Restructuring and other charges, net	(244)	(6,389)	(4,010)	(17,439)
Profit from operations	178,060	139,969	325,738	261,595
Interest expense, net	(38,321)	(40,038)	(76,750)	(80,315)
Other, net	(11,053)	(1,863)	(15,686)	2,856
Income before taxes	$128,686	$98,068	$233,302	$184,136
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2018 and 2017, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic weighted-average ordinary shares outstanding	171,439	171,132	171,422	171,040
Dilutive effect of stock options	883	518	905	542
Dilutive effect of unvested restricted securities	371	270	448	331
Diluted weighted-average ordinary shares outstanding	172,693	171,920	172,775	171,913
Net income and net income per share are presented in the condensed consolidated statements of operations.

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Anti-dilutive shares excluded	989	2,040	849	1,660
Contingently issuable shares excluded	808	947	798	732
16. Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Note 2, "New Accounting Standards," for additional detail of this standard. We adopted FASB ASC Topic 606 on January 1, 2018, only for contracts that were not completed as of January 1, 2018, using the modified retrospective method.
Because (1) the vast majority of our revenue is derived from the sale of tangible products for which we recognize revenue at a point in time and (2) the contracts that relate to these product shipments are purchase orders that have firm purchase commitments (generally over a short period of time), the adoption of FASB ASC Topic 606 did not have a material effect on our financial statements or results of operations, and no cumulative catch-up adjustment was required.
We are electing to apply certain practical expedients that allow for more limited disclosures than those that would otherwise be required by FASB ASC Topic 606, including (1) the disclosure of transaction price allocated to the remaining unsatisfied performance obligations at the end of the period and (2) an explanation of when we expect to recognize the related revenue.
The following tables present revenue by segment, further disaggregated by end-market:

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$532,586	$13,002	$545,588	$498,848	$12,667	$511,515
HVOR	143,631	—	143,631	122,981	—	122,981
Appliance and HVAC	—	56,610	56,610	—	56,084	56,084
Industrial	—	86,847	86,847	—	80,597	80,597
Aerospace	—	40,500	40,500	—	37,414	37,414
Other	—	40,684	40,684	—	31,283	31,283
Total	$676,217	$237,643	$913,860	$621,829	$218,045	$839,874

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,062,379	$26,858	$1,089,237	$986,061	$26,334	$1,012,395
HVOR	276,667	—	276,667	235,911	—	235,911
Appliance and HVAC	—	110,927	110,927	—	109,153	109,153
Industrial	—	169,232	169,232	—	157,429	157,429
Aerospace	—	82,206	82,206	—	75,056	75,056
Other	—	71,884	71,884	—	57,201	57,201
Total	$1,339,046	$461,107	$1,800,153	$1,221,972	$425,173	$1,647,145
Performance Obligations
Our revenue and related cost of revenue are primarily the result of promises to transfer products to our customers. Revenue is recognized when control of the product is transferred to the customer (i.e. when our performance obligation has been satisfied), which is generally when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Payment for products is generally due a short time (less than a year) after shipment to the customer.

Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant in relation to our net revenue and have been within our estimates. Product sales are recorded net of variable consideration, such as sales returns and trade discounts (including volume and early payment incentives), as well as value-added tax and similar taxes. Amounts billed to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue.
Warranties
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
Contract Assets and Liabilities
Our contract assets consist of Accounts receivable. Contract liabilities, whereby we receive payment by customers related to our promise to satisfy performance obligations in the future, are not material.
17. Disposal Group
On May 22, 2018, we entered into a stock purchase agreement (the "SPA") with Pacific Industrial Co., Ltd. ("Pacific") to sell the Valves Business for cash consideration of approximately $173.0 million, subject to working capital and other adjustments. The transaction is subject to customary regulatory approvals and is expected to close in the third quarter of 2018. Also on May 22, 2018, we entered into an agreement to purchase components manufactured by the Valves Business from Pacific for an initial term of five years, beginning on the date of the closing of the sale.
The Valves Business, which we acquired in 2014 as part of our acquisition of Schrader, manufactures mechanical valves for pressure applications in tires and fluid controls and assembles tire hardware aftermarket products. The Valves Business has manufacturing locations in the United States and Europe.
Prior to entering into the SPA, we determined that the assets and liabilities of the Valves Business constituted a disposal group that met the held for sale criteria described in FASB ASC Topic 360, Property, Plant and Equipment. Accordingly, as of June 30, 2018, such assets and liabilities are presented separately on our balance sheet as assets held for sale and liabilities held for sale, respectively.

The table below presents the individual assets and liabilities that comprise these balance sheet amounts.

June 30, 2018
Assets
Accounts receivable, net	$21,977
Inventory	19,255
Prepaid and other current assets	6,207
Property, plant and equipment, net	22,952
Goodwill	37,500
Other intangible assets, net	10,922
Total assets held for sale	$118,813

Liabilities
Accounts payable	$14,495
Income tax payable	2,270
Accrued expenses and other current liabilities	13,275
Deferred income tax liabilities	11,467
Pension and other post-retirement benefit obligations	3,252
Other long term liabilities	3,130
Total liabilities held for sale	$47,889
The Valves Business was included in our Performance Sensing segment (and reporting unit). We allocated goodwill to the Valves Business based on its fair value relative to the fair value of the remaining Performance Sensing reporting unit. We determined that the fair value of the Valves Business, less costs to sell, exceeded the carrying amount of the related disposal group.

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

•
taxing authorities challenging our historical and future tax positions or our allocation of taxable income among our subsidiaries, and challenges to the sovereign taxation regimes of European Union member states by the European Commission;

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
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the three months ended
	June 30, 2018		June 30, 2017
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$676.2	74.0%	$621.8	74.0%
Sensing Solutions	237.6	26.0	218.0	26.0
Net revenue	913.9	100.0	839.9	100.0
Operating costs and expenses:
Cost of revenue	582.5	63.7	540.5	64.4
Research and development	38.0	4.2	31.2	3.7
Selling, general and administrative	80.5	8.8	80.8	9.6
Amortization of intangible assets	34.6	3.8	41.0	4.9
Restructuring and other charges, net	0.2	0.0	6.4	0.8
Total operating costs and expenses	735.8	80.5	699.9	83.3
Profit from operations	178.1	19.5	140.0	16.7
Interest expense, net	(38.3)	(4.2)	(40.0)	(4.8)
Other, net	(11.1)	(1.2)	(1.9)	(0.2)
Income before taxes	128.7	14.1	98.1	11.7
Provision for income taxes	23.4	2.6	18.6	2.2
Net income	$105.3	11.5%	$79.5	9.5%
Net revenue
Net revenue for the three months ended June 30, 2018 increased $74.0 million, or 8.8%, to $913.9 million from $839.9 million for the three months ended June 30, 2017. This increase in net revenue was composed of an 8.7% increase in Performance Sensing and a 9.0% increase in Sensing Solutions. Excluding a 2.4% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 6.4% when compared to the three months ended June 30, 2017. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the three months ended June 30, 2018 increased $54.4 million, or 8.7%, to $676.2 million from $621.8 million for the three months ended June 30, 2017. Excluding a 2.8% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 5.9% when compared to the three months ended June 30, 2017. This organic revenue growth was primarily driven by growth in our automotive business, principally China, as well as the heavy vehicle off-road ("HVOR") business, more specifically the on-road truck markets in North America and, to a lesser extent, Europe, and the global construction and agriculture markets.
Sensing Solutions net revenue for the three months ended June 30, 2018 increased $19.6 million, or 9.0%, to $237.6 million from $218.0 million for the three months ended June 30, 2017. Excluding a 1.4% increase due to changes in foreign currency exchange rates, largely related to the Chinese Renminbi and Euro, organic revenue growth was 7.6% when compared to the three months ended June 30, 2017. Organic revenue growth in Sensing Solutions was primarily due to growth in our semiconductor, industrial, and aerospace end-markets, primarily in North America and Asia.
Cost of revenue
Cost of revenue for the three months ended June 30, 2018 and 2017 was $582.5 million (63.7% of net revenue) and $540.5 million (64.4% of net revenue), respectively. Cost of revenue as a percentage of net revenue decreased primarily due to improved operating efficiencies, synergies from the integration of acquired businesses, and the favorable impact of foreign currency exchange rates.
Research and development expense
Research and development ("R&D") expense for the three months ended June 30, 2018 and 2017 was $38.0 million and $31.2 million, respectively. R&D expense was higher primarily due to increased design and development effort to support new design wins and fund development activities to intersect emerging "megatrends" that are shaping our markets, and the unfavorable impact of foreign currency exchange rates, primarily the Euro. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2018 and 2017 was $80.5 million and $80.8 million, respectively. SG&A expense was negatively impacted by foreign currency exchange rates and costs related to the Merger, which were offset by lower integration costs, synergies from the integration of acquired businesses, and productivity improvements. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2018 and 2017 was $34.6 million and $41.0 million, respectively. Definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. The decrease in amortization expense is due to the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the three months ended June 30, 2018 and 2017 were $0.2 million and $6.4 million, respectively. Restructuring and other charges, net for the three months ended June 30, 2017 consisted primarily of severance charges recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST"), a limited number of other line moves and exit activities, and severance charges related to the termination of a limited number of employees.
Interest expense, net
Interest expense, net for the three months ended June 30, 2018 and 2017 was $38.3 million and $40.0 million, respectively. The reduction in interest expense, net relates primarily to higher interest income due to increasing cash balances.
Other, net
Other, net for the three months ended June 30, 2018 and 2017 represented net losses of $11.1 million and $1.9 million, respectively. The change in Other, net relates primarily to fluctuations in foreign currency exchange rates, primarily the Chinese Renminbi, net of any offsetting hedge gain or loss. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.

Provision for income taxes
Provision for income taxes for the three months ended June 30, 2018 and 2017 was $23.4 million and $18.6 million, respectively. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, the utilization of net operating losses, and prospective changes in U.S. tax rates due to newly enacted legislation.
On December 22, 2017, President Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or "the Act"). Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of June 30, 2018, we have not recorded incremental accounting adjustments related to the Act as we continue to consider interpretations of its application, including its impact on the realizability of our U.S. deferred tax asset valuation allowance.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended
	June 30, 2018		June 30, 2017
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,339.0	74.4%	$1,222.0	74.2%
Sensing Solutions	461.1	25.6	425.2	25.8
Net revenue	1,800.2	100.0	1,647.1	100.0
Operating costs and expenses:
Cost of revenue	1,165.0	64.7	1,072.9	65.1
Research and development	74.0	4.1	63.0	3.8
Selling, general and administrative	161.8	9.0	150.9	9.2
Amortization of intangible assets	69.7	3.9	81.3	4.9
Restructuring and other charges, net	4.0	0.2	17.4	1.1
Total operating costs and expenses	1,474.4	81.9	1,385.6	84.1
Profit from operations	325.7	18.1	261.6	15.9
Interest expense, net	(76.8)	(4.3)	(80.3)	(4.9)
Other, net	(15.7)	(0.9)	2.9	0.2
Income before taxes	233.3	13.0	184.1	11.2
Provision for income taxes	37.5	2.1	32.9	2.0
Net income	$195.8	10.9%	$151.2	9.2%
Net revenue
Net revenue for the six months ended June 30, 2018 increased $153.0 million, or 9.3%, to $1,800.2 million from $1,647.1 million for the six months ended June 30, 2017. This increase in net revenue was composed of a 9.6% increase in Performance Sensing and an 8.5% increase in Sensing Solutions. Excluding a 2.9% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 6.4% when compared to the six months ended June 30, 2017. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.

Performance Sensing net revenue for the six months ended June 30, 2018 increased $117.1 million, or 9.6%, to $1,339.0 million from $1,222.0 million for the six months ended June 30, 2017. Excluding a 3.4% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 6.2% when compared to the six months ended June 30, 2017. This organic revenue growth was primarily driven by growth in our automotive business, principally China, as well as the HVOR business, more specifically the on-road truck markets in North America and, to a lesser extent, Europe, and the global construction and agriculture markets.
Sensing Solutions net revenue for the six months ended June 30, 2018 increased $35.9 million, or 8.5%, to $461.1 million from $425.2 million for the six months ended June 30, 2017. Excluding a 1.5% increase due to changes in foreign currency exchange rates, largely related to the Chinese Renminbi and Euro, organic revenue growth was 7.0% when compared to the six months ended June 30, 2017. Organic revenue growth in Sensing Solutions was primarily due to growth in our semiconductor, industrial, and aerospace end-markets, primarily in North America and Asia.
Cost of revenue
Cost of revenue for the six months ended June 30, 2018 and 2017 was $1,165.0 million (64.7% of net revenue) and $1,072.9 million (65.1% of net revenue), respectively. Cost of revenue as a percentage of net revenue decreased primarily due to the favorable impact of foreign currency exchange rates, improved operating efficiencies, and synergies from the integration of acquired businesses.
Research and development expense
R&D expense for the six months ended June 30, 2018 and 2017 was $74.0 million and $63.0 million, respectively. R&D expense was higher primarily due to increased design and development effort to support new design wins and fund development activities to intersect emerging "megatrends" that are shaping our markets, and the unfavorable impact of foreign currency exchange rates, primarily the Euro.
Selling, general and administrative expense
SG&A expense for the six months ended June 30, 2018 and 2017 was $161.8 million and $150.9 million, respectively. SG&A increased primarily due to the unfavorable impact of foreign currency exchange rates, costs related to the Merger, and higher selling costs, partially offset by lower integration costs, synergies from the integration of acquired businesses, and productivity improvements.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2018 and 2017 was $69.7 million and $81.3 million, respectively. The decrease in amortization expense is due to the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the six months ended June 30, 2018 and 2017 were $4.0 million and $17.4 million, respectively. For the six months ended June 30, 2018, Restructuring and other charges, net consisted primarily of severance charges of $3.5 million, recognized in the first quarter, related to limited workforce reductions in manufacturing, engineering, and administrative positions as well as the transfer of certain positions to more cost-effective locations. The expected payback period for these actions is approximately two years, and they are expected to generate incremental pre-tax savings of approximately $3 million on an annual basis once fully implemented. Restructuring and other charges, net for the six months ended June 30, 2017 consisted primarily of severance charges recorded in connection with the closing of our facility in Minden, Germany that was part of the acquisition of CST, a limited number of other line moves and exit activities, and severance charges related to the termination of a limited number of employees.
Interest expense, net
Interest expense, net for the six months ended June 30, 2018 and 2017 was $76.8 million and $80.3 million, respectively. The reduction in interest expense, net relates primarily to higher interest income due to increasing cash balances.
Other, net
Other, net for the six months ended June 30, 2018 and 2017 represented a $(15.7) million net loss and a $2.9 million net gain, respectively. The change in Other, net relates primarily to fluctuations in foreign currency exchange rates, primarily the Chinese Renminbi, net of any hedge gain or loss, fluctuations in commodity prices relative to the strike prices on outstanding forward contracts, and a $(2.4) million loss recognized in connection with obtaining creditor consents prior to completing the Merger. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the loss recognized in connection with obtaining creditor consents.
Provision for income taxes
Provision for income taxes for the six months ended June 30, 2018 and 2017 was $37.5 million and $32.9 million, respectively. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses, and prospective changes in U.S. tax rates due to newly enacted legislation.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth, which is a non-GAAP financial measure. Organic revenue growth is defined as the reported percentage change in net revenue calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), excluding the impact of acquisitions, net of exited businesses that occurred within the previous 12 months and the effect of differences in foreign currency exchange rates, net of related hedges, between the current and prior-year periods.
We believe that organic revenue growth provides investors with helpful information with respect to our operating performance, and we use organic revenue growth to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior-year period.
However, organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for the reported percentage change in net income calculated in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
We held cash and cash equivalents globally in the following regions:

(in millions)	June 30, 2018	December 31, 2017
United Kingdom	$12.5	$13.7
United States	7.8	9.0
The Netherlands	395.8	260.9
China	358.9	383.0
Other	88.4	86.5
Total	$863.4	$753.1
The amount of cash and cash equivalents held in these geographic regions fluctuates throughout the year due to a variety of factors, such as our use of intercompany loans and dividends and the timing of cash receipts and disbursements in the normal course of business. Our earnings are not considered to be permanently reinvested in certain jurisdictions in which they were earned. We record a deferred tax liability on these unremitted earnings to the extent the remittance of such earnings cannot be recovered in a tax free manner.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2018 and 2017. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.

	For the six months ended
(in millions)	June 30, 2018	June 30, 2017
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$357.1	$317.0
Changes in operating assets and liabilities, net of effects of acquisitions	(103.2)	(83.2)
Operating activities	253.9	233.8
Investing activities	(61.3)	(61.5)
Financing activities	(82.3)	(12.3)
Net change	$110.3	$160.1
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $253.9 million and $233.8 million, respectively. The increase in cash provided by operating activities relates primarily to improved operating profitability, partially offset by a build up of inventory, in part to support line moves.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $61.3 million and $61.5 million, respectively, which primarily related to capital expenditures. In 2018, we anticipate capital expenditures of approximately $150 million to $160 million, which we expect to be funded from net cash provided by operating activities.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2018 and 2017 was $82.3 million and $12.3 million, respectively, which included $12.4 million and $12.3 million, respectively, in payments on debt. The six months ended June 30, 2018 also included $63.7 million in payments to repurchase our ordinary shares (including $60.1 million related to our $400.0 million share repurchase program) and $5.8 million of fees paid to creditors and third parties in order to obtain consents to the Merger from our existing lenders.
Indebtedness and Liquidity:
Our liquidity requirements are significant due to our highly leveraged nature. As of June 30, 2018, we had $3,300.2 million in gross indebtedness, which includes capital lease and other financing obligations and excludes debt discounts and deferred financing costs.
A summary of our indebtedness as of June 30, 2018 is as follows:

(in thousands)	Maturity Date	June 30, 2018
Term Loan	October 14, 2021	$917,794
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(16,545)
Less: deferred financing costs		(25,457)
Less: current portion		(4,753)
Long-term debt, net		$3,221,039

Capital lease and other financing obligations		$32,389
Less: current portion		(6,291)
Capital lease and other financing obligations, less current portion		$26,098

As of June 30, 2018, we had $415.4 million available under the Revolving Credit Facility, net of $4.6 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2018, no amounts had been drawn against these outstanding letters of credit.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional term loans may be issued or the capacity of the Revolving Credit Facility may be increased. Pursuant to the Eighth Amendment, the Accordion was increased from $230.0 million to $1,000.0 million, all of which remained available for issuance as of as of June 30, 2018.
We believe, based on our current level of operations as reflected in our results of operations for the three and six months ended June 30, 2018, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.
Upon completion of the Merger, the $250.0 million share repurchase program previously authorized by the board of directors of Sensata N.V. lapsed, and our ability to repurchase shares as a company incorporated in England and Wales became contingent upon the completion of certain court proceedings in the U.K. (which were completed in the second quarter of 2018), approval of our shareholders (which occurred at our May 31, 2018 annual general meeting of shareholders), and authorization by our board of directors.
On May 31, 2018, we announced that our board of directors had authorized a $400.0 million share repurchase program. Under this program, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. The authorized amount of our share repurchase program may be modified or terminated by our board of directors at any time. We repurchased 1,137 ordinary shares under this program during the three months ended June 30, 2018, at a weighted-average price of $52.87 per share, which are now held as treasury shares. At June 30, 2018, $339.9 million remained available for the repurchase of shares under this program. We expect to complete this program in the next six months.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2018.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 20, 2018, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
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
As of June 30, 2018, we believe we were in compliance with all covenants and default provisions under our credit arrangements.

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
To be adopted in a future period
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model. The statement of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. FASB ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. FASB ASU No. 2016-02 currently must be applied using a modified retrospective approach, which requires the recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available. However, in January 2018, the FASB issued a proposed ASU that would amend certain aspects of FASB ASU No. 2016-02. The proposed amendments create an additional practical expedient that would allow an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented. We are monitoring the status of this proposed ASU, and we will adopt FASB ASU No. 2016-02 on January 1, 2019.
We are in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through our implementation efforts, we have determined that we intend to elect to apply the package of practical expedients, and we do not intend to elect to apply the hindsight practical expedient.

While we have not yet determined the impact of FASB ASU No. 2016-02 on our consolidated financial position or results of operations, at December 31, 2017, we were contractually obligated to make future payments of $68.6 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. Under FASB ASU No. 2016-02 these operating leases would potentially be required to be presented on our consolidated balance sheets.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2018	67,244	(1)	$51.83	—	$—
May 1 through May 31, 2018	3,020	(1)	$51.62	—	$400.0
June 1 through June 30, 2018	—		$52.87	1,136,741	$339.9
Total	70,264		$52.81	1,136,741	$339.9
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

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 24, 2018
SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)