Form 10-Q
period 2018-09-30
Sensata Technologies Holding plc
filed 2018-10-30
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of October 17, 2018, 164,146,335 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$811,394	$753,089
Accounts receivable, net of allowances of $12,984 and $12,947 as of September 30, 2018 and December 31, 2017, respectively	614,616	556,541
Inventories	489,251	446,129
Prepaid expenses and other current assets	111,940	92,532
Total current assets	2,027,201	1,848,291
Property, plant and equipment, net	757,185	750,049
Goodwill	2,966,664	3,005,464
Other intangible assets, net of accumulated amortization of $1,861,241 and $1,767,001 as of September 30, 2018 and December 31, 2017, respectively	808,666	920,124
Deferred income tax assets	22,214	33,003
Other assets	82,385	84,594
Total assets	$6,664,315	$6,641,525
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$13,378	$15,720
Accounts payable	373,137	322,671
Income taxes payable	19,939	31,544
Accrued expenses and other current liabilities	248,196	259,560
Total current liabilities	654,650	629,495
Deferred income tax liabilities	347,929	338,228
Pension and other post-retirement benefit obligations	27,654	40,055
Capital lease and other financing obligations, less current portion	24,548	28,739
Long-term debt, net	3,220,401	3,225,810
Other long-term liabilities	33,635	33,572
Total liabilities	4,308,817	4,295,899
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 and 400,000 shares authorized, and 171,718 and 178,437 shares issued, as of September 30, 2018 and December 31, 2017, respectively	2,203	2,289
Treasury shares, at cost, 7,571 and 7,076 shares as of September 30, 2018 and December 31, 2017, respectively	(399,417)	(288,478)
Additional paid-in capital	1,685,136	1,663,367
Retained earnings	1,086,537	1,031,612
Accumulated other comprehensive loss	(18,961)	(63,164)
Total shareholders’ equity	2,355,498	2,345,626
Total liabilities and shareholders’ equity	$6,664,315	$6,641,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net revenue	$873,552	$819,054	$2,673,705	$2,466,199
Operating costs and expenses:
Cost of revenue	558,334	527,239	1,723,300	1,600,163
Research and development	37,800	33,998	111,781	97,005
Selling, general and administrative	73,886	75,891	235,681	226,810
Amortization of intangible assets	33,911	40,317	103,574	121,578
Restructuring and other charges, net	(52,698)	1,329	(48,688)	18,768
Total operating costs and expenses	651,233	678,774	2,125,648	2,064,324
Profit from operations	222,319	140,280	548,057	401,875
Interest expense, net	(38,058)	(40,263)	(114,808)	(120,578)
Other, net	(10,581)	2,834	(26,267)	5,690
Income before taxes	173,680	102,851	406,982	286,987
Provision for income taxes	24,562	14,816	62,086	47,759
Net income	$149,118	$88,035	$344,896	$239,228
Basic net income per share:	$0.89	$0.51	$2.03	$1.40
Diluted net income per share:	$0.88	$0.51	$2.01	$1.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$149,118	$88,035	$344,896	$239,228
Other comprehensive income/(loss), net of tax:
Cash flow hedges	10,343	(6,784)	39,555	(17,820)
Defined benefit and retiree healthcare plans	3,610	274	4,648	1,489
Other comprehensive income/(loss)	13,953	(6,510)	44,203	(16,331)
Comprehensive income	$163,071	$81,525	$389,099	$222,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$344,896	$239,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,518	82,014
Amortization of debt issuance costs	5,480	5,528
Gain on sale of business	(63,688)	—
Share-based compensation	17,813	15,106
Loss on debt financing	2,350	—
Amortization of intangible assets	103,574	121,578
Deferred income taxes	9,547	11,836
Unrealized loss on hedges and other	9,020	4,664
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(78,611)	(69,670)
Inventories	(65,370)	(58,476)
Prepaid expenses and other current assets	(13,350)	(19,251)
Accounts payable and accrued expenses	84,082	40,144
Income taxes payable	(8,910)	3,142
Other	(6,212)	(3,564)
Net cash provided by operating activities	420,139	372,279
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(111,275)	(103,536)
Proceeds from the sale of business	149,136	—
Proceeds from the sale of assets	—	8,862
Other	5,000	(3,000)
Net cash provided by (used in) investing activities	42,861	(97,674)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	6,051	5,332
Payment of employee restricted stock tax withholdings	(3,673)	(2,817)
Payments on debt	(14,094)	(14,459)
Payments to repurchase ordinary shares	(399,417)	—
Payments of debt and equity issuance costs	(9,931)	(1,117)
Other	16,369	—
Net cash used in financing activities	(404,695)	(13,061)
Net change in cash and cash equivalents	58,305	261,544
Cash and cash equivalents, beginning of period	753,089	351,428
Cash and cash equivalents, end of period	$811,394	$612,972
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
We received approval of the transaction by the U.K. High Court of Justice, and the Merger was completed on March 28, 2018, on which date Sensata plc became the publicly-traded parent of the subsidiary companies that were previously controlled by Sensata N.V., with no changes made to the business being conducted by us prior to the Merger. Due to the fact that the Merger was a business combination between entities under common control, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the assets and liabilities exchanged were accounted for at their carrying values.
Sensata plc conducts its operations through subsidiary companies that operate business and product development centers primarily in the United States (the "U.S."), the U.K., Belgium, Bulgaria, China, Germany, Japan, the Netherlands, and South Korea; and manufacturing operations primarily in China, Malaysia, Mexico, Bulgaria, Germany, the U.K., and the U.S. We organize our operations into two segments, Performance Sensing and Sensing Solutions.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year, nor were the results of operations of the comparable periods in 2017 necessarily representative of those actually experienced for the full year 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
Adopted in the current year
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (that is, FASB ASC Topic 606, Revenue from Contracts with Customers) the guidance found in FASB ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASC Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted FASB ASC Topic 606 on January 1, 2018 using the modified retrospective transition method. Refer to Note 16, "Revenue Recognition," for additional details on this implementation and the required disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new recognition and measurement guidance requires entities to measure equity investments (other than those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) either at fair value, with changes to fair value recognized in net income, or in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. We adopted this guidance on January 1, 2018, which resulted in no impact on our consolidated financial position or results of operations. Refer to Note 11, "Fair Value Measures," for further detail regarding the application of the measurement alternative to our $50.0 million equity investment in Series B Preferred Stock of Quanergy, Inc ("Quanergy").
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
We are in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through our implementation efforts, we have decided that we will elect to apply the package of practical expedients, and we will not elect to apply the hindsight practical expedient. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which creates an optional transition expedient that allows an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented as originally required by FASB ASU No. 2016-02. We will adopt FASB ASU No. 2016-02 on January 1, 2019 using this transition expedient.
We expect that adoption of this standard will result in the recognition of a lease liability and right-of-use asset for certain operating leases that are currently not recognized on our condensed consolidated balance sheets. At December 31, 2017, we were contractually obligated to make future payments of $68.6 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases.
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
3. Inventories
The components of inventories as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Finished goods	$202,819	$195,089
Work-in-process	102,611	92,678
Raw materials	183,821	158,362
Inventories	$489,251	$446,129

4. Shareholders' Equity
Prior to the Merger, Sensata N.V.’s articles of association authorized it to issue up to 400.0 million ordinary shares. However, entities incorporated under the laws of England and Wales are limited in the number of shares they can issue to those shares that have been authorized for "allotment" by their shareholders. In connection with the Merger, our Board of Directors asked shareholders to approve an allotment of ordinary shares equal to the total ordinary shares then issued and outstanding plus the maximum number of ordinary shares that could be reasonably expected to be issued under our equity plans within the next year, which resulted in an allotment of 177.1 million ordinary shares.
Treasury Shares
Ordinary shares repurchased by us are recognized, measured at cost, and presented as treasury shares on our condensed consolidated balance sheets, resulting in a reduction of shareholders' equity.
In connection with the Merger, all then outstanding treasury shares were canceled in accordance with U.K. law. Accordingly, we (1) derecognized the total purchase price of these treasury shares, (2) recognized a reduction to ordinary shares at an amount equal to the total par value of such shares, and (3) recognized a reduction to Retained earnings at an amount equal to the excess of the total repurchase price over the total par value of the then outstanding treasury shares, or $286.1 million.
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
On May 31, 2018, we announced that our Board of Directors had authorized a $400.0 million share repurchase program. Under this program, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. The authorized amount of our share repurchase program may be modified or terminated by our Board of Directors at any time. We repurchased 7,571 ordinary shares under this program during the nine months ended September 30, 2018, for a total purchase price of approximately $399.4 million, which are now held as treasury shares.
As a result of certain aspects of U.K. law, we discontinued the practice of reissuing treasury shares as part of our share-based compensation programs upon completion of the Merger. The number of treasury shares reissued prior to completion of the Merger was not material.
In October 2018, our Board of Directors authorized a new $250.0 million share repurchase program, subject to the same conditions that applied to the previously authorized $400.0 million share repurchase program.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of Accumulated other comprehensive loss for the nine months ended September 30, 2018:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(28,179)	$(34,985)	$(63,164)
Other comprehensive income before reclassifications, net of tax	25,586	3,821	29,407
Reclassifications from accumulated other comprehensive loss, net of tax	13,969	827	14,796
Other comprehensive income	39,555	4,648	44,203
Balance as of September 30, 2018	$11,376	$(30,337)	$(18,961)
The details of the amounts reclassified from Accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the nine months ended
Component	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$1,490	$4,075	$20,438	$(3,678)	Net revenue (1)
Foreign currency forward contracts	(1,353)	1,953	(3,189)	13,356	Cost of revenue (1)
Foreign currency forward contracts	—	—	1,376	—	Other, net (1)
Total, before taxes	137	6,028	18,625	9,678	Income before taxes
Income tax effect	(34)	(1,507)	(4,656)	(2,420)	Provision for income taxes
Total, net of taxes	$103	$4,521	$13,969	$7,258	Net income

Defined benefit and retiree healthcare plans	$171	$297	$488	$1,557	Other, net (2)
Defined benefit and retiree healthcare plans	228	—	228	—	Restructuring and other charges, net (3)
Total, before taxes	399	297	716	1,557	Income before taxes
Income tax effect	(32)	(23)	111	(68)	Provision for income taxes
Total, net of taxes	$367	$274	$827	$1,489	Net income

(1)	See Note 12, "Derivative Instruments and Hedging Activities," for additional details on amounts to be reclassified in the future from Accumulated other comprehensive loss.

(2)	See Note 8, "Pension and Other Post-Retirement Benefits," for additional details of net periodic benefit cost.

(3)
Amount represents an equity component of the Valves Business, which was sold in the third quarter of 2018. Refer to Note 5, "Restructuring and Other Charges, Net" and Note 17, "Acquisitions and Divestitures" for additional information related to the sale of the Valves Business.

5. Restructuring and Other Charges, Net
Restructuring and other charges, net for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Severance costs, net	$4,888	$(418)	$8,208	$11,747
Facility and other exit costs	187	1,747	877	7,021
Gain on sale of Valves Business (1)	(63,688)	—	(63,688)	—
Other (2)	5,915	—	5,915	—
Restructuring and other charges, net	$(52,698)	$1,329	$(48,688)	$18,768

(1)	Refer to Note 17, "Acquisitions and Divestitures," for further discussion.

(2)
In the three and nine months ended September 30, 2018, we incurred $5.9 million of incremental direct costs in order to transact the sale of the Valves Business. Refer to Note 17, "Acquisitions and Divestitures," for further discussion.

Severance costs for the three and nine months ended September 30, 2018 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions related to site consolidations.
Severance costs, net for the nine months ended September 30, 2017 included $8.4 million of charges related to the closure of our facility in Minden, Germany, a site we obtained in connection with the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST"). Facility and other exit costs for the three and nine months ended September 30, 2017 included $1.3 million and $2.4 million, respectively, of costs related to the closure of our facility in Minden, Germany and the transfer of equipment to alternate operating sites. Facility and other exit costs for the nine months ended September 30, 2017 also included $3.1 million of costs associated with the consolidation of two other manufacturing sites in Europe.
Changes to the severance portion of our restructuring liability during the nine months ended September 30, 2018 were as follows:

Severance
Balance at December 31, 2017	$7,583
Charges, net of reversals	8,208
Payments	(6,555)
Impact of changes in foreign currency exchange rates	(103)
Balance at September 30, 2018	$9,133

6. Debt
Our long-term debt and capital lease and other financing obligations as of September 30, 2018 and December 31, 2017 consisted of the following:

	Maturity Date	September 30, 2018	December 31, 2017
Term Loan	October 14, 2021	$917,794	$927,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(15,857)	(14,424)
Less: deferred financing costs		(24,308)	(27,758)
Less: current portion		(7,228)	(9,802)
Long-term debt, net		$3,220,401	$3,225,810

Capital lease and other financing obligations		$30,698	$34,657
Less: current portion		(6,150)	(5,918)
Capital lease and other financing obligations, less current portion		$24,548	$28,739
In connection with the Merger, which we completed in the first quarter of 2018, we paid $5.8 million of creditor fees and related third-party costs in order to obtain consents to the transaction from our existing lenders. We applied the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments, in accounting for the amounts paid. As a result, we recorded an adjustment of $3.5 million to the carrying amount of Long-term debt, net, and we recognized a loss of $2.4 million in Other, net.
As of September 30, 2018, we had $416.0 million available under our $420.0 million revolving credit facility, net of $4.0 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2018, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of Accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, accrued interest totaled $45.8 million and $36.9 million, respectively.
7. Income Taxes
Provision for income taxes for the three months ended September 30, 2018 and 2017 totaled $24.6 million and $14.8 million, respectively, and for the nine months ended September 30, 2018 and 2017 totaled $62.1 million and $47.8 million, respectively. The Provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions, and deferred tax expense, which relates to adjustments in book-to-tax basis differences primarily due to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or "the Act") was signed into U.S. law. FASB ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of September 30, 2018, we have not recorded incremental accounting adjustments related to the Act. We continue to consider interpretations of its application and await final guidance on the application of specific elements of the Act.

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
We have concluded that a valuation allowance is required on our deferred tax assets in the U.S., in large part due to the cumulative losses that our U.S. operations have experienced in recent years. Such cumulative losses are negative evidence that is difficult to overcome in concluding whether a valuation allowance is required. We continue to assess both positive and negative evidence surrounding our U.S. operations, and to evaluate the impact of Tax Reform on our tax attributes and related valuation allowance implications. As a consequence of our assessment, we have concluded that maintaining the U.S. valuation allowance is appropriate as of September 30, 2018.
8. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2018 and 2017 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$9	$21	$757	$661	$766	$682
Interest cost	387	385	45	80	327	273	759	738
Expected return on plan assets	(415)	(527)	—	—	(230)	(230)	(645)	(757)
Amortization of net loss	235	291	20	8	237	64	492	363
Amortization of prior service (credit)/cost	—	—	(530)	(334)	2	(1)	(528)	(335)
Loss on settlement	207	269	—	—	—	—	207	269
Net periodic benefit cost/(credit)	$414	$418	$(456)	$(225)	$1,093	$767	$1,051	$960

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2018 and 2017 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$47	$64	$2,392	$1,917	$2,439	$1,981
Interest cost	1,078	1,214	185	239	1,001	784	2,264	2,237
Expected return on plan assets	(1,251)	(1,617)	—	—	(702)	(677)	(1,953)	(2,294)
Amortization of net loss	835	854	20	32	372	202	1,227	1,088
Amortization of prior service (credit)/cost	—	—	(1,198)	(1,001)	3	(3)	(1,195)	(1,004)
Loss on settlement	752	1,473	—	—	—	—	752	1,473
Gain on curtailment	—	—	—	—	(296)	—	(296)	—
Net periodic benefit cost/(credit)	$1,414	$1,924	$(946)	$(666)	$2,770	$2,223	$3,238	$3,481
On January 1, 2018, we adopted the guidance in FASB ASU No. 2017-07. Refer to Note 2, "New Accounting Standards," for further discussion. As a result of this adoption, the components of net periodic benefit cost, excluding service cost, were reclassified in our condensed consolidated statements of operations from various operating cost and expense line items to Other, net for the three and nine months ended September 30, 2017.
The table below presents the effects of this adjustment.

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
	As reported	ASU No. 2017-07 Adjustment	As Adjusted	As reported	ASU No. 2017-07 Adjustment	As Adjusted
Net revenue	$819,054	$—	$819,054	$2,466,199	$—	$2,466,199
Operating costs and expenses:
Cost of revenue	527,432	(193)	527,239	1,601,190	(1,027)	1,600,163
Research and development	34,002	(4)	33,998	97,032	(27)	97,005
Selling, general and administrative	75,972	(81)	75,891	227,256	(446)	226,810
Amortization of intangible assets	40,317	—	40,317	121,578	—	121,578
Restructuring and other charges, net	1,329	—	1,329	18,768	—	18,768
Total operating costs and expenses	679,052	(278)	678,774	2,065,824	(1,500)	2,064,324
Profit from operations	140,002	278	140,280	400,375	1,500	401,875
Interest expense, net	(40,263)	—	(40,263)	(120,578)	—	(120,578)
Other, net	3,112	(278)	2,834	7,190	(1,500)	5,690
Income before taxes	$102,851	$—	$102,851	$286,987	$—	$286,987

9. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options	$1,381	$1,575	$4,459	$5,055
Restricted securities	4,930	3,522	13,354	10,051
Share-based compensation expense	$6,311	$5,097	$17,813	$15,106
Equity Awards
We grant options and restricted stock units ("RSUs") for which vesting is subject only to continued employment and the passage of time. In addition, we grant performance–based options and performance–based restricted stock units ("PRSUs") for which vesting also depends on the attainment of certain performance criteria.
We granted the following options under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2018:

Options Granted to	Number of Options Granted (in thousands)	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	307	$15.70	25% per year over four years
We granted the following RSUs and PRSUs under the 2010 Equity Plan during the nine months ended September 30, 2018:

Awards Granted to	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	148	N/A	$52.02
Directors	RSU (1)	23	N/A	$52.47
Various executives and employees	PRSU (2)	118	0.0% - 172.5%	$51.83
Various executives and employees	PRSU (2)	63	0.0% - 150.0%	$51.83

(1)	RSUs granted during the nine months ended September 30, 2018 vest on various dates between June 2019 and July 2021.

(2)
PRSUs granted during the nine months ended September 30, 2018 vest on April 1, 2021, with the amount ultimately vesting within the range shown in the table above, depending on the extent to which certain performance criteria are met.

Option Exercises
During the nine months ended September 30, 2018, 170 thousand stock options were exercised.
10. Commitments and Contingencies
We are the defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with our TPMS products. The patent in question has expired, and as a result, the claimant only seeks damages for past infringement with interest and costs. Should the claimant prevail, these amounts could be material. We have denied liability and have been defending the litigation, which is in discovery. The court has currently scheduled a claims construction hearing for December 2018 and trial for February 2020. We do not believe a loss related to this matter is probable. As of September 30, 2018, we have not recorded an accrual for this matter.
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
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are as shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2018	December 31, 2017
Assets
Foreign currency forward contracts	$19,539	$3,955
Commodity forward contracts	577	6,458
Total	$20,116	$10,413
Liabilities
Foreign currency forward contracts	$4,728	$40,969
Commodity forward contracts	5,358	1,104
Total	$10,086	$42,073
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2017 and determined that they were not impaired. In connection with the sale of the Valves Business, which is described in Note 17, "Acquisitions and Divestitures," and as required by FASB ASC Topic 350, we evaluated the goodwill of the retained portion of the Performance Sensing reporting unit for impairment and determined that it was not impaired.
We periodically reevaluate the carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying values of such assets may not be recoverable.
On January 1, 2018, we adopted FASB ASU No. 2016-01, which requires that equity investments (other than those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) be measured at either fair value, with changes to fair value recognized in net income, or in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As it relates to our $50.0 million equity investment in Quanergy, we elected to use the measurement alternative. As of September 30, 2018, we noted no material observable price changes as a result of orderly transactions for an identical or similar investment of the same issuer, nor did we note any indicators of impairment that would require us to measure the fair value of the asset.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Liabilities
Term Loan	$917,794	$922,383	$927,794	$930,114
4.875% Senior Notes	$500,000	$500,000	$500,000	$521,875
5.625% Senior Notes	$400,000	$413,000	$400,000	$439,000
5.0% Senior Notes	$700,000	$694,750	$700,000	$741,125
6.25% Senior Notes	$750,000	$789,375	$750,000	$813,750
(1)    Carrying value excludes discounts and deferred financing costs.
The fair values of the Term Loan and senior notes are determined primarily using observable prices in markets where these instruments are generally not traded on a daily basis.
Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value because of their short-term nature.
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
For the three and nine months ended September 30, 2018 and 2017, amounts excluded from the assessment of effectiveness and the ineffective portion of the changes in the fair value of our foreign currency forward agreements that are designated as cash flow hedges were not material. As of September 30, 2018, we estimate that $12.3 million of net gains will be reclassified from Accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2019.

As of September 30, 2018, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation
39.0 EUR	September 26, 2018	October 31, 2018	Euro to U.S. Dollar Exchange Rate	1.18 USD	Not designated
338.2 EUR	Various from November 2016 to September 2018	Various from October 2018 to August 2020	Euro to U.S. Dollar Exchange Rate	1.21 USD	Designated
432.0 CNY	September 25, 2018	October 31, 2018	U.S. Dollar to Chinese Renminbi Exchange Rate	6.91 CNY	Not designated
270.3 CNY	Various from October 2017 to January 2018	Various from October to December 2018	U.S. Dollar to Chinese Renminbi Exchange Rate	6.74 CNY	Designated
300.0 JPY	September 26, 2018	October 31, 2018	U.S. Dollar to Japanese Yen Exchange Rate	112.75 JPY	Not designated
205.9 JPY	January 25, 2018	Various from October to December 2018	U.S. Dollar to Japanese Yen Exchange Rate	106.55 JPY	Designated
29,357.3 KRW	Various from November 2016 to September 2018	Various from October 2018 to August 2020	U.S. Dollar to Korean Won Exchange Rate	1,097.69 KRW	Designated
27.0 MYR	September 25, 2018	October 31, 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.13 MYR	Not Designated
0.4 MYR	November 21, 2016	October 31, 2018	U.S. Dollar to Malaysian Ringgit Exchange Rate	4.53 MYR	Designated
283.0 MXN	September 26, 2018	October 31, 2018	U.S. Dollar to Mexican Peso Exchange Rate	19.05 MXN	Not designated
2,655.1 MXN	Various from November 2016 to September 2018	Various from October 2018 to August 2020	U.S. Dollar to Mexican Peso Exchange Rate	20.53 MXN	Designated
1.6 GBP	September 26, 2018	October 31, 2018	British Pound Sterling to U.S. Dollar Exchange Rate	1.32 USD	Not Designated
41.9 GBP	Various from July 2016 to September 2018	Various from October 2018 to August 2020	British Pound Sterling to U.S. Dollar Exchange Rate	1.34 USD	Designated
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
As of September 30, 2018, we had the following outstanding commodity forward contracts, none of which were designated as derivatives in qualifying hedging relationships:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	982,226 troy oz.	October 2018-August 2020	$17.03
Gold	9,091 troy oz.	October 2018-August 2020	$1,317.90
Nickel	264,885 pounds	October 2018-August 2020	$5.74
Aluminum	2,095,560 pounds	October 2018-August 2020	$0.98
Copper	2,726,545 pounds	October 2018-August 2020	$3.27
Platinum	7,823 troy oz.	October 2018-August 2020	$941.73
Palladium	1,300 troy oz.	October 2018-August 2020	$933.99

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$14,786	$3,576	Accrued expenses and other current liabilities	$4,048	$32,806
Foreign currency forward contracts	Other assets	4,010	373	Other long-term liabilities	543	6,881
Total		$18,796	$3,949		$4,591	$39,687
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$546	$5,403	Accrued expenses and other current liabilities	$4,592	$1,006
Commodity forward contracts	Other assets	31	1,055	Other long-term liabilities	766	98
Foreign currency forward contracts	Prepaid expenses and other current assets	743	6	Accrued expenses and other current liabilities	137	1,282
Total		$1,320	$6,464		$5,495	$2,386
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2018 and 2017:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2018	September 30, 2017		September 30, 2018	September 30, 2017
Foreign currency forward contracts	$7,190	$(16,688)	Net revenue	$(1,490)	$(4,075)
Foreign currency forward contracts	$6,464	$1,614	Cost of revenue	$1,353	$(1,953)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	September 30, 2018	September 30, 2017
Commodity forward contracts	$(4,233)	$2,956	Other, net
Foreign currency forward contracts	$3,668	$(3,865)	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2018 and 2017:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	September 30, 2018	September 30, 2017		September 30, 2018	September 30, 2017
Foreign currency forward contracts	$22,993	$(56,479)	Net revenue	$(20,438)	$3,678
Foreign currency forward contracts	$11,122	$23,041	Cost of revenue	$3,189	$(13,356)
Foreign currency forward contracts	$—	$—	Other, net	$(1,376)	$—

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	September 30, 2018	September 30, 2017
Commodity forward contracts	$(8,854)	$6,439	Other, net
Foreign currency forward contracts	$4,494	$(10,542)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2018, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $10.2 million. As of September 30, 2018, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
13. Other, Net
Other, net consisted of the following for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Currency remeasurement (loss)/gain on net monetary assets	$(9,568)	$3,989	$(18,497)	$11,010
Gain/(loss) on foreign currency forward contracts	3,668	(3,865)	3,118	(10,542)
(Loss)/gain on commodity forward contracts	(4,233)	2,956	(8,854)	6,439
Loss on debt financing	—	—	(2,350)	—
Net periodic benefit cost, excluding service cost (1)	(285)	(278)	(799)	(1,500)
Other	(163)	32	1,115	283
Other, net	$(10,581)	$2,834	$(26,267)	$5,690

(1)
On January 1, 2018, we adopted FASB ASU No. 2017-07, which requires the service cost component and other components of net periodic benefit cost to be presented separately on the condensed consolidated statements of operations. Refer to Note 2, "New Accounting Standards" and Note 8, "Pension and Other Post-Retirement Benefits" for additional details.

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

An operating segment’s performance is primarily evaluated based on Segment profit, which excludes Amortization of intangible assets, Restructuring and other charges, net, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that Segment profit, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, profit from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies," included in our Annual Report on Form 10-K for the year ended December 31, 2017.
The following table presents Net revenue and Segment profit for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net revenue:
Performance Sensing	$649,611	$603,932	$1,988,657	$1,825,904
Sensing Solutions	223,941	215,122	685,048	640,295
Total net revenue	$873,552	$819,054	$2,673,705	$2,466,199
Segment profit (as defined above):
Performance Sensing	$178,391	$162,655	$535,166	$483,491
Sensing Solutions	73,295	72,372	224,249	209,911
Total segment profit	251,686	235,027	759,415	693,402
Corporate and other	(48,154)	(53,101)	(156,472)	(151,181)
Amortization of intangible assets	(33,911)	(40,317)	(103,574)	(121,578)
Restructuring and other charges, net	52,698	(1,329)	48,688	(18,768)
Profit from operations	222,319	140,280	548,057	401,875
Interest expense, net	(38,058)	(40,263)	(114,808)	(120,578)
Other, net	(10,581)	2,834	(26,267)	5,690
Income before taxes	$173,680	$102,851	$406,982	$286,987
15. Net Income per Share
Basic and diluted net income per share are calculated by dividing Net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Basic weighted-average ordinary shares outstanding	167,290	171,269	170,045	171,116
Dilutive effect of stock options	886	618	898	567
Dilutive effect of unvested restricted securities	418	358	438	340
Diluted weighted-average ordinary shares outstanding	168,594	172,245	171,381	172,023
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

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Anti-dilutive shares excluded	983	1,584	894	1,635
Contingently issuable shares excluded	807	884	801	783
16. Revenue Recognition
As described in Note 2, "New Accounting Standards," we adopted FASB ASC Topic 606 on January 1, 2018, and we applied the pertinent transition provisions to contracts that were not completed as of January 1, 2018 using the modified retrospective method.
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
The following tables present revenue by segment, further disaggregated by end market:

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$507,961	$11,544	$519,505	$485,277	$11,809	$497,086
HVOR	141,650	—	141,650	118,655	—	118,655
Appliance and HVAC	—	53,505	53,505	—	51,976	51,976
Industrial	—	84,057	84,057	—	78,424	78,424
Aerospace	—	41,062	41,062	—	38,249	38,249
Other	—	33,773	33,773	—	34,664	34,664
Total	$649,611	$223,941	$873,552	$603,932	$215,122	$819,054

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,570,340	$38,402	$1,608,742	$1,471,338	$38,143	$1,509,481
HVOR	418,317	—	418,317	354,566	—	354,566
Appliance and HVAC	—	164,432	164,432	—	161,129	161,129
Industrial	—	253,289	253,289	—	235,853	235,853
Aerospace	—	123,268	123,268	—	113,305	113,305
Other	—	105,657	105,657	—	91,865	91,865
Total	$1,988,657	$685,048	$2,673,705	$1,825,904	$640,295	$2,466,199
Performance Obligations
Our revenue and related cost of revenue are primarily the result of promises to transfer products to our customers. Revenue is recognized when control of the product is transferred to the customer, which is generally when the product is shipped from our warehouse or, in limited instances, when it is received by the customer, depending on the specific terms of the arrangement. Payment for products is generally due a short time (that is, less than a year) after shipment to the customer.

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
Contract Assets and Liabilities
Our contract assets consist of accounts receivable. Contract liabilities, whereby we receive payment from customers related to our promise to satisfy performance obligations in the future, are not material.
17. Acquisitions and Divestitures
GIGAVAC acquisition
On September 24, 2018, we entered into an agreement and plan of merger with GIGAVAC, LLC (“GIGAVAC”). According to the agreement, in exchange for cash consideration of $233 million to be paid by Sensata, subject to working capital and other adjustments, GIGAVAC will merge with one of our wholly-owned subsidiaries thereby becoming a wholly-owned subsidiary of Sensata (the “GIGAVAC Merger”).
We expect the GIGAVAC Merger to close in the fourth quarter of 2018, and we intend to use cash on hand to finance the acquisition.
GIGAVAC is a leading provider of solutions that enable electrification in demanding environments within the automotive, battery storage, industrial, and HVOR markets.
Valves Business Divestiture
On August 31, 2018, we completed the sale of the capital stock of Schrader Bridgeport International, Inc. and August France Holding Company SAS (collectively, the “Valves Business”) to Pacific Industrial Co. Ltd. (together with its affiliates, “Pacific”). Contemporaneous with the closing of the sale, Sensata and Pacific entered into a long-term supply agreement, which imposes an obligation on us to purchase minimum quantities of product from Pacific over a period of nearly five years.
In exchange for selling the Valves Business and entering into the long-term supply agreement, we received cash consideration from Pacific of approximately $165.5 million, net of $11.8 million of cash and cash equivalents sold. We recognized a (pre-tax) gain on sale of $63.7 million, which is presented in Restructuring and other charges, net. In addition, we recognized $5.9 million of costs to sell the Valves Business, which are also presented in Restructuring and other charges, net.
The terms of the long-term supply agreement, entered into concurrent with the sale of the Valves Business, we determined were not at market. Accordingly, we recognized a liability of $16.4 million, measured at fair value, which represented the fair value of the off-market component of the supply agreement.
The Valves Business, which we acquired in 2014 as part of our acquisition of Schrader, manufactures mechanical valves for pressure applications in tires and fluid controls and assembles tire hardware aftermarket products. The Valves Business has manufacturing locations in the United States and Europe.
The Valves Business was included in our Performance Sensing segment (and reporting unit). We allocated goodwill to the Valves Business based on its fair value relative to the fair value of the retained Performance Sensing reporting unit.

Cautionary Statements Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, including any document incorporated by reference herein, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements also relate to our future prospects, developments, and business strategies and may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," and similar terms or phrases, or the negative of such terminology, including references to assumptions. However, these terms are not the exclusive means of identifying such statements.
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

•
disruptions from any future acquisitions, dispositions, joint ventures, collaborative arrangements, or other investments that either require significant resources, result in significant unanticipated losses, costs, or liabilities, or a combination thereof;

•	market acceptance of new product introductions and product innovations;

•
changes to, or our inability to comply with, various regulations, including tax laws, import/export regulations, anti-bribery laws, environmental and safety laws, privacy laws, and other governmental regulations;

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

•	our level of indebtedness, or our inability to meet debt service obligations or comply with the covenants contained in the credit agreement and indentures; and

•	security breaches, cyber theft of our intellectual property, and other disruptions to our information technology infrastructure.
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
Results of Operations
The tables below present our results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	For the three months ended
	September 30, 2018		September 30, 2017
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$649.6	74.4%	$603.9	73.7%
Sensing Solutions	223.9	25.6	215.1	26.3
Net revenue	873.6	100.0	819.1	100.0
Operating costs and expenses:
Cost of revenue	558.3	63.9	527.2	64.4
Research and development	37.8	4.3	34.0	4.2
Selling, general and administrative	73.9	8.5	75.9	9.3
Amortization of intangible assets	33.9	3.9	40.3	4.9
Restructuring and other charges, net	(52.7)	(6.0)	1.3	0.2
Total operating costs and expenses	651.2	74.5	678.8	82.9
Profit from operations	222.3	25.5	140.3	17.1
Interest expense, net	(38.1)	(4.4)	(40.3)	(4.9)
Other, net	(10.6)	(1.2)	2.8	0.3
Income before taxes	173.7	19.9	102.9	12.6
Provision for income taxes	24.6	2.8	14.8	1.8
Net income	$149.1	17.1%	$88.0	10.7%
Net revenue
Net revenue for the three months ended September 30, 2018 increased $54.5 million, or 6.7%, to $873.6 million from $819.1 million for the three months ended September 30, 2017. This increase in net revenue was composed of a 7.6% increase in Performance Sensing and a 4.1% increase in Sensing Solutions. Excluding a 1.2% decrease in revenue due to the sale of the capital stock of Schrader-Bridgeport International, Inc. and August France Holding Company SAS (collectively, the “Valves Business”) as discussed in Note 17, “Acquisitions and Divestitures,” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, organic revenue growth was 7.9% when compared to the three months ended September 30, 2017. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the three months ended September 30, 2018 increased $45.7 million, or 7.6%, to $649.6 million from $603.9 million for the three months ended September 30, 2017. Excluding a 1.6% decrease due to the sale of the Valves Business and a 0.1% decrease due to changes in foreign currency exchange rates, organic revenue growth was 9.3% when compared to the three months ended September 30, 2017. Performance Sensing organic revenue growth was primarily attributable to content growth in our automotive business, particularly in North America and China, as well as a combination of market and content growth in our heavy vehicle off-road ("HVOR") business. Regarding our HVOR business, we benefited from production growth in the construction, North American on-road truck, and agriculture markets, and we generated content growth primarily from sales to customers in the North American on-road truck, European on-road truck, and agriculture markets.
Sensing Solutions net revenue for the three months ended September 30, 2018 increased $8.8 million, or 4.1%, to $223.9 million from $215.1 million for the three months ended September 30, 2017. Excluding a 0.1% increase due to changes in foreign currency exchange rates, organic revenue growth was 4.0% when compared to the three months ended September 30, 2017. Sensing Solutions organic revenue growth was largely the result of content growth, derived mainly from our industrial sensing business, and production growth in the aerospace and industrial end markets.
Cost of revenue
Cost of revenue for the three months ended September 30, 2018 and 2017 was $558.3 million (63.9% of net revenue) and $527.2 million (64.4% of net revenue), respectively. Cost of revenue as a percentage of net revenue decreased primarily due to the favorable impact of foreign currency exchange rates, partially offset by higher trade tariffs.
Research and development expense
Research and development ("R&D") expense for the three months ended September 30, 2018 and 2017 was $37.8 million and $34.0 million, respectively. R&D expense was higher primarily due to increased design and development effort to support new design wins and fund development activities to intersect emerging "megatrends" that are shaping our markets. We invest in R&D to support new platform and technology developments, both in our recently acquired and existing businesses, in order to drive future revenue growth. The level of R&D expense is related to the number of products in development, the stage of such products in the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, and the level of our exploratory research.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2018 and 2017 was $73.9 million and $75.9 million, respectively. SG&A expense declined primarily due to the absence of Merger related costs incurred in the third quarter of 2018 and the effect of completing the sale of the Valves Business, partially offset by higher share-based compensation expense. Refer to Note 17, "Acquisitions and Divestitures," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion regarding the sale of the Valves Business. SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs. These costs are fixed or variable in nature, and we may at times experience increased or decreased variable costs for reasons other than increased or decreased net revenue. As a result, SG&A expense will not necessarily remain consistent as a percentage of revenue.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended September 30, 2018 and 2017 was $33.9 million and $40.3 million, respectively. Definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. The decrease in amortization expense is primarily due to the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the three months ended September 30, 2018 and 2017 were $(52.7) million and $1.3 million, respectively. During the three months ended September 30, 2018, we completed the sale of the Valves Business to Pacific Industrial Co., Ltd. (together with its affiliates, "Pacific"). We recognized a $63.7 million gain on the sale of the Valves Business, and we incurred $5.9 million of incremental direct costs to complete the sale. Both the gain on sale and the related selling costs are presented in Restructuring and other charges, net. Refer to Note 17, "Acquisitions and Divestitures," of our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for further information on the sale of the Valves Business.
Excluding amounts related to the sale of the Valves Business, Restructuring and other charges, net for the three months ended September 30, 2018 was largely composed of $4.9 million of severance costs, which were attributable both to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions in connection with site consolidations.

Restructuring and other charges, net for the three months ended September 30, 2017 consisted primarily of facility and other exit costs of $1.3 million related to the closure of our facility in Minden, Germany, a site we obtained in connection with the acquisition of certain subsidiaries of Custom Sensors & Technologies Ltd. ("CST") and the transfer of equipment to alternate operating sites.
Interest expense, net
Interest expense, net for the three months ended September 30, 2018 and 2017 was $38.1 million and $40.3 million, respectively. The decrease in interest expense, net relates primarily to higher interest income due to increasing cash balances.
Other, net
Other, net for the three months ended September 30, 2018 and 2017 represented a net loss of $(10.6) million and a net gain of $2.8 million, respectively. The change in Other, net relates primarily to fluctuations in foreign currency exchange rates, primarily the Chinese Renminbi, net of any hedge gain or loss, and fluctuations in commodity prices relative to the strike prices on outstanding forward contracts. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net.
Provision for income taxes
Provision for income taxes for the three months ended September 30, 2018 and 2017 was $24.6 million and $14.8 million, respectively. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, the utilization of net operating losses, and prospective changes in U.S. tax rates due to newly enacted legislation.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or "the Act") was signed into U.S. law. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.
Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No.118 ("SAB 118"), which allows registrants to record provisional amounts during a one-year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. As of September 30, 2018, we have not recorded incremental accounting adjustments related to the Act. We continue to consider interpretations of its application and await final guidance on the application of specific elements of the Act, including its impact on the realizability of our U.S. deferred tax asset valuation allowance.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	For the nine months ended
	September 30, 2018		September 30, 2017
($ in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$1,988.7	74.4%	$1,825.9	74.0%
Sensing Solutions	685.0	25.6	640.3	26.0
Net revenue	2,673.7	100.0	2,466.2	100.0
Operating costs and expenses:
Cost of revenue	1,723.3	64.5	1,600.2	64.9
Research and development	111.8	4.2	97.0	3.9
Selling, general and administrative	235.7	8.8	226.8	9.2
Amortization of intangible assets	103.6	3.9	121.6	4.9
Restructuring and other charges, net	(48.7)	(1.8)	18.8	0.8
Total operating costs and expenses	2,125.6	79.5	2,064.3	83.7
Profit from operations	548.1	20.5	401.9	16.3
Interest expense, net	(114.8)	(4.3)	(120.6)	(4.9)
Other, net	(26.3)	(1.0)	5.7	0.2
Income before taxes	407.0	15.2	287.0	11.6
Provision for income taxes	62.1	2.3	47.8	1.9
Net income	$344.9	12.9%	$239.2	9.7%
Net revenue
Net revenue for the nine months ended September 30, 2018 increased $207.5 million, or 8.4%, to $2,673.7 million from $2,466.2 million for the nine months ended September 30, 2017. This increase in net revenue was composed of an 8.9% increase in Performance Sensing and a 7.0% increase in Sensing Solutions. Excluding a 0.4% decrease in revenue due to the sale of the Valves Business and a 1.9% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 6.9% when compared to the nine months ended September 30, 2017. Organic revenue growth is a non-GAAP financial measure. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.
Performance Sensing net revenue for the nine months ended September 30, 2018 increased $162.8 million, or 8.9%, to $1,988.7 million from $1,825.9 million for the nine months ended September 30, 2017. Excluding a 0.5% decrease due to the sale of the Valves Business and a 2.2% increase due to changes in foreign currency exchange rates, primarily the Euro and Chinese Renminbi, organic revenue growth was 7.2% when compared to the nine months ended September 30, 2017. Performance Sensing organic revenue growth was primarily attributable to content growth in our automotive business, particularly in China and North America, as well as a combination of market and content growth in our HVOR business. Regarding our HVOR business, we benefited from production growth in the construction, North American on-road truck, and agriculture markets, and we generated content growth primarily from sales to customers in the European on-road truck, North American on-road truck, and agriculture markets.
Sensing Solutions net revenue for the nine months ended September 30, 2018 increased $44.8 million, or 7.0%, to $685.0 million from $640.3 million for the nine months ended September 30, 2017. Excluding a 1.0% increase due to changes in foreign currency exchange rates, largely related to the Chinese Renminbi and Euro, organic revenue growth was 6.0% when compared to the nine months ended September 30, 2017. Sensing Solutions organic revenue growth was largely the result of production growth in the industrial end market and content growth provided by our industrial sensing and aerospace businesses.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2018 and 2017 was $1,723.3 million (64.5% of net revenue) and $1,600.2 million (64.9% of net revenue), respectively. Cost of revenue as a percentage of net revenue decreased primarily due to the favorable impact of foreign currency exchange rates, partially offset by higher trade tariffs.

Research and development expense
R&D expense for the nine months ended September 30, 2018 and 2017 was $111.8 million and $97.0 million, respectively. R&D expense was higher primarily due to increased design and development effort to support new design wins and fund development activities to intersect emerging "megatrends" that are shaping our markets as well as the unfavorable impact of foreign currency exchange rates, primarily the Euro.
Selling, general and administrative expense
SG&A expense for the nine months ended September 30, 2018 and 2017 was $235.7 million and $226.8 million, respectively. SG&A increased primarily due to the unfavorable impact of foreign currency exchange rates, higher selling costs, and higher share-based compensation expense, partially offset by lower integration costs, synergies from the integration of acquired businesses, and productivity improvements.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the nine months ended September 30, 2018 and 2017 was $103.6 million and $121.6 million, respectively. The decrease in amortization expense is primarily due to the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the nine months ended September 30, 2018 and 2017 were $(48.7) million and $18.8 million, respectively. During the nine months ended September 30, 2018, we completed the sale of the Valves Business to Pacific. We recognized a $63.7 million gain on the sale of the Valves Business, and we incurred $5.9 million of incremental direct costs to complete the sale. Both the gain on sale and the related selling costs are presented in Restructuring and other charges, net. Refer to Note 17, "Acquisitions and Divestitures," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the sale of the Valves Business.
Excluding amounts related to the sale of the Valves Business, Restructuring and other charges, net for the nine months ended September 30, 2018 was largely composed of $8.2 million of severance costs, which were attributable both to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions in connection with site consolidations.
Restructuring and other charges, net for the nine months ended September 30, 2017 consisted primarily of severance charges of $8.4 million and facility and other exit costs of $2.4 million recorded in connection with the closure of our facility in Minden, Germany and the transfer of equipment to alternate operating sites. Facility and other exit costs for the nine months ended September 30, 2017 also included $3.1 million of costs associated with the consolidation of two other manufacturing sites in Europe.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2018 and 2017 was $114.8 million and $120.6 million, respectively. The reduction in interest expense, net relates primarily to higher interest income due to increasing cash balances.
Other, net
Other, net for the nine months ended September 30, 2018 and 2017 represented a net loss of $(26.3) million and a net gain of $5.7 million, respectively. The change in Other, net relates primarily to fluctuations in foreign currency exchange rates, primarily the Chinese Renminbi, net of any hedge gain or loss, fluctuations in commodity prices relative to the strike prices on outstanding forward contracts, and a $(2.4) million loss recognized in connection with obtaining creditor consents prior to completing the Merger. Refer to Note 13, "Other, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a detail of the components of Other, net. Refer to Note 6, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the loss recognized in connection with obtaining creditor consents.
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2018 and 2017 was $62.1 million and $47.8 million, respectively. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, and the utilization of net operating losses, and prospective changes in U.S. tax rates due to newly enacted legislation.
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
However, organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for the reported percentage change in net revenue calculated in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
As of September 30, 2018 and December 31, 2017, we held cash and cash equivalents in the following regions:

(in millions)	September 30, 2018	December 31, 2017
United Kingdom	$14.8	$13.7
United States	7.8	9.0
The Netherlands	437.4	260.9
China	246.2	383.0
Other	105.2	86.5
Total	$811.4	$753.1
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

Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2018 and 2017. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.

	For the nine months ended
(in millions)	September 30, 2018	September 30, 2017
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$508.5	$480.0
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures	(88.4)	(107.7)
Operating activities	420.1	372.3
Investing activities	42.9	(97.7)
Financing activities	(404.7)	(13.1)
Net change	$58.3	$261.5
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $420.1 million and $372.3 million, respectively. The increase in cash provided by operating activities relates primarily to improved operating profitability and timing of supplier payments and customer receipts.
Investing activities. Net cash provided by/(used in) investing activities for the nine months ended September 30, 2018 and 2017 was $42.9 million and $(97.7) million, respectively, which included $111.3 million and $103.5 million, respectively, in capital expenditures. The nine months ended September 30, 2018 also included $149.1 million of net proceeds from the sale of the Valves Business. In 2018, we anticipate capital expenditures of approximately $155 million to $160 million, which we expect to be funded from net cash provided by operating activities.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 was $404.7 million and $13.1 million, respectively, which included $14.1 million and $14.5 million, respectively, in payments on debt. The nine months ended September 30, 2018 also included $399.4 million in payments to repurchase our ordinary shares related to our $400.0 million share repurchase program.
Indebtedness and Liquidity:
As of September 30, 2018, we had $3,298.5 million in gross indebtedness, which includes capital lease and other financing obligations and excludes debt discounts and deferred financing costs.
A summary of our indebtedness as of September 30, 2018 is as follows:

($ in thousands)	Maturity Date	September 30, 2018
Term Loan	October 14, 2021	$917,794
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(15,857)
Less: deferred financing costs		(24,308)
Less: current portion		(7,228)
Long-term debt, net		$3,220,401

Capital lease and other financing obligations		$30,698
Less: current portion		(6,150)
Capital lease and other financing obligations, less current portion		$24,548

As of September 30, 2018, we had $416.0 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $4.0 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2018, no amounts had been drawn against these outstanding letters of credit.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental facilities (the "Accordion"), under which additional secured debt may be issued or the capacity of the Revolving Credit Facility may be increased. Pursuant to the eighth amendment of the credit agreement under which the senior secured credit facilities were issued (as amended, the "Credit Agreement"), in November 2017, the Accordion was increased from $230.0 million to $1,000.0 million, subject to certain limitations as defined in the indentures under which our senior notes were issued.
We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2018, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
Upon completion of the Merger, the $250.0 million share repurchase program previously authorized by the Board of Directors of Sensata Technologies Holding N.V. lapsed, and our ability to repurchase shares as a company incorporated in England and Wales became contingent upon the completion of certain court proceedings in the U.K. (which were completed in the second quarter of 2018), approval of our shareholders (which occurred at our May 31, 2018 annual general meeting of shareholders), and authorization by our Board of Directors.
On May 31, 2018, we announced that our Board of Directors had authorized a $400.0 million share repurchase program. Under this program, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. The authorized amount of our share repurchase program may be modified or terminated by our Board of Directors at any time. We repurchased 7,571 ordinary shares under this program during the nine months ended September 30, 2018, at a weighted-average price of $52.75 per share, which are now held as treasury shares.
In October 2018, our Board of Directors authorized a new $250.0 million share repurchase program, subject to the same conditions that applied to the previously authorized $400.0 million share repurchase program.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2018.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 26, 2018, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
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
As of September 30, 2018, we believe we were in compliance with all covenants and default provisions under our credit arrangements.

Recently Issued Accounting Pronouncements
Adopted in the current period
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates into one ASC Topic (that is, FASB ASC Topic 606, Revenue from Contracts with Customers) the guidance found in FASB ASC Topic 605, Revenue Recognition, and various other revenue accounting standards for specialized transactions and industries. FASB ASC Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted FASB ASC Topic 606 on January 1, 2018 using the modified retrospective transition method. Refer to Note 16, "Revenue Recognition," for additional details on this implementation and the required disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new recognition and measurement guidance requires entities to measure equity investments (other than those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) either at fair value, with changes to fair value recognized in net income, or in certain instances, by use of a measurement alternative. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. We adopted this guidance on January 1, 2018, which resulted in no impact on our consolidated financial position or results of operations. Refer to Note 11, "Fair Value Measures," for further detail regarding the application of the measurement alternative to our $50.0 million equity investment in Series B Preferred Stock of Quanergy, Inc ("Quanergy").
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires a change in the presentation of net periodic benefit cost on the consolidated statements of operations. Specifically, entities must present the service cost component of net periodic benefit cost in the same financial statement line item(s) as other compensation costs arising from services rendered by the related employees during the period, whereas the non-service components of net periodic benefit cost must be presented separately from the financial statement line item(s) that include service cost and outside of operating income. We adopted this guidance on January 1, 2018 and, as a result, we present the service cost component of net periodic benefit cost in the Cost of revenue, R&D, and SG&A expense line items, and we present the non-service components of net periodic benefit cost in Other, net. Refer to Note 13, "Other, Net," for the total other components of net periodic benefit cost. All prior period amounts have been recast to reflect the revised presentation, and the adjustments made to revise the presentation of our prior year condensed consolidated statement of operations are presented in Note 8, "Pension and Other Post–Retirement Benefits."
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
We are in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through our implementation efforts, we have decided that we will elect to apply the package of practical expedients, and we will not elect to apply the hindsight practical expedient. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which creates an optional transition expedient that allows an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented as originally required by FASB ASU No. 2016-02. We will adopt FASB ASU No. 2016-02 on January 1, 2019 using this transition expedient.
We expect that adoption of this standard will result in the recognition of a lease liability and right-of-use asset for certain operating leases that are currently not recognized on our condensed consolidated balance sheets. At December 31, 2017, we were contractually obligated to make future payments of $68.6 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2018	2,114,209		$50.92	2,114,209	$232.2
August 1 through August 31, 2018	2,431,828		$54.95	2,431,828	$98.6
September 1 through September 30, 2018	1,889,038	(1)	$51.88	1,888,401	$0.6
Total	6,435,075		$52.72	6,434,438	$0.6
__________________

(1)
Upon the vesting of restricted securities, we collect and pay withholding tax for employees by withholding shares to cover such tax. The number of shares presented includes 637 shares withheld in this manner. These withholdings took place outside of a publicly announced repurchase plan.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Employment Agreement, dated August 28, 2018, between Sensata Technologies, Inc. and Paul Chawla (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 30, 2018).†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2018
SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)