Form 10-Q
period 2019-03-31
Sensata Technologies Holding plc
filed 2019-05-01
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(Former name, former address and former fiscal year, if changed since last report)
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
As of April 17, 2019, 161,631,388 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$649,518	$729,833
Accounts receivable, net of allowances of $15,447 and $13,762 as of March 31, 2019 and December 31, 2018, respectively	633,006	581,769
Inventories	484,136	492,319
Prepaid expenses and other current assets	118,413	113,234
Total current assets	1,885,073	1,917,155
Property, plant and equipment, net	798,001	787,178
Goodwill	3,080,395	3,081,302
Other intangible assets, net of accumulated amortization of $1,932,710 and $1,896,861 as of March 31, 2019 and December 31, 2018, respectively	861,527	897,191
Deferred income tax assets	26,185	27,971
Other assets	142,330	86,890
Total assets	$6,793,511	$6,797,687
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$13,660	$14,561
Accounts payable	366,407	379,824
Income taxes payable	26,648	27,429
Accrued expenses and other current liabilities	229,581	218,130
Total current liabilities	636,296	639,944
Deferred income tax liabilities	230,849	225,694
Pension and other post-retirement benefit obligations	33,837	33,958
Finance lease and other financing obligations, less current portion	30,864	30,618
Long-term debt, net	3,216,729	3,219,762
Other long-term liabilities	80,565	39,277
Total liabilities	4,229,140	4,189,253
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 171,987 and 171,719 shares issued, as of March 31, 2019 and December 31, 2018, respectively	2,206	2,203
Treasury shares, at cost, 10,607 and 7,571 shares as of March 31, 2019 and December 31, 2018, respectively	(550,166)	(399,417)
Additional paid-in capital	1,702,940	1,691,190
Retained earnings	1,425,426	1,340,636
Accumulated other comprehensive loss	(16,035)	(26,178)
Total shareholders’ equity	2,564,371	2,608,434
Total liabilities and shareholders’ equity	$6,793,511	$6,797,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Net revenue	$870,499	$886,293
Operating costs and expenses:
Cost of revenue	580,806	582,457
Research and development	35,096	36,001
Selling, general and administrative	70,549	81,322
Amortization of intangible assets	36,143	35,069
Restructuring and other charges, net	5,309	3,766
Total operating costs and expenses	727,903	738,615
Operating income	142,596	147,678
Interest expense, net	(39,253)	(38,429)
Other, net	3,189	(4,633)
Income before taxes	106,532	104,616
Provision for income taxes	21,467	14,126
Net income	$85,065	$90,490
Basic net income per share:	$0.52	$0.53
Diluted net income per share:	$0.52	$0.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Net income	$85,065	$90,490
Other comprehensive income, net of tax:
Cash flow hedges	10,060	6,539
Defined benefit and retiree healthcare plans	83	977
Other comprehensive income	10,143	7,516
Comprehensive income	$95,208	$98,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$85,065	$90,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,208	27,855
Amortization of debt issuance costs	1,836	1,805
Share-based compensation	5,940	5,090
Loss on debt financing	—	2,350
Amortization of intangible assets	36,143	35,069
Deferred income taxes	5,113	636
Unrealized loss on derivative instruments and other	6,204	8,819
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(51,237)	(71,208)
Inventories	8,183	(13,570)
Prepaid expenses and other current assets	3,028	(2,147)
Accounts payable and accrued expenses	(14,917)	47,780
Income taxes payable	(781)	(9,231)
Other	908	(483)
Net cash provided by operating activities	112,693	123,255
Cash flows from investing activities:
Acquisitions, net of cash received	(1,681)	—
Additions to property, plant and equipment and capitalized software	(41,690)	(30,938)
Other	1,000	—
Net cash used in investing activities	(42,371)	(30,938)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	5,813	2,219
Payment of employee restricted stock tax withholdings	(275)	—
Payments on debt	(4,157)	(11,325)
Payments to repurchase ordinary shares	(150,749)	—
Payments of debt and equity issuance costs	(1,269)	(8,034)
Net cash used in financing activities	(150,637)	(17,140)
Net change in cash and cash equivalents	(80,315)	75,177
Cash and cash equivalents, beginning of period	729,833	753,089
Cash and cash equivalents, end of period	$649,518	$828,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(6)	(275)	—	—	—	(275)
Stock options exercised	248	3	—	—	5,810	—	—	5,813
Vesting of restricted securities	26	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(3,036)	(150,749)	—	—	—	(150,749)
Retirement of ordinary shares	(6)	—	6	275	—	(275)	—	—
Share-based compensation	—	—	—	—	5,940	—	—	5,940
Net income	—	—	—	—	—	85,065	—	85,065
Other comprehensive income	—	—	—	—	—	—	10,143	10,143
Balance as of March 31, 2019	171,987	$2,206	(10,607)	$(550,166)	$1,702,940	$1,425,426	$(16,035)	$2,564,371

Balance as of December 31, 2017	178,437	$2,289	(7,076)	$(288,478)	$1,663,367	$1,031,612	$(63,164)	$2,345,626
Stock options exercised	—	—	58	2,250	126	(157)	—	2,219
Retirement of ordinary shares	(7,018)	(90)	7,018	286,228	—	(286,138)	—	—
Share-based compensation	—	—	—	—	5,090	—	—	5,090
Net income	—	—	—	—	—	90,490	—	90,490
Other comprehensive income	—	—	—	—	—	—	7,516	7,516
Balance as of March 31, 2018	171,419	$2,199	—	$—	$1,668,583	$835,807	$(55,648)	$2,450,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc ("Sensata plc"), a public limited company incorporated under the laws of England and Wales, and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year, nor were the results of operations of the comparable period in 2018 necessarily representative of those actually experienced for the full year 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
All intercompany balances and transactions have been eliminated.
All U.S. dollar and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
Certain reclassifications have been made to prior periods to conform to current period presentation.
2. New Accounting Standards
Adopted in the current period
In February 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB Accounting Standards Codification ("ASC") Topic 842 requires lessees to classify most leases as either finance or operating leases and to recognize a lease liability and right-of-use asset. For finance leases, the statements of operations include separate recognition of interest on the lease liability and amortization of the right-of-use asset. For operating leases, the statements of operations include a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. We adopted the provisions of FASB ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method. Refer to Note 18, “Leases” for additional discussion of this adoption.
3. Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. We are electing to apply certain practical expedients that allow for more limited disclosures than those that would otherwise be required by FASB ASC Topic 606, including (1) the disclosure of transaction price allocated to the remaining unsatisfied performance obligations at the end of the period and (2) an explanation of when we expect to recognize the related revenue.

Disaggregation of Revenue
We believe that our end markets are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net revenue disaggregated by segment and end market for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$492,015	$11,428	$503,443	$529,793	$13,856	$543,649
HVOR (1)	148,013	—	148,013	133,036	—	133,036
Appliance and HVAC (2)	—	51,704	51,704	—	54,317	54,317
Industrial	—	92,641	92,641	—	82,385	82,385
Aerospace	—	42,979	42,979	—	41,706	41,706
Other	—	31,719	31,719	—	31,200	31,200
Total	$640,028	$230,471	$870,499	$662,829	$223,464	$886,293
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning
4. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within selling, general and administrative expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended
	March 31, 2019	March 31, 2018
Stock options	$1,524	$1,289
Restricted securities	4,416	3,801
Share-based compensation expense	$5,940	$5,090
Option Exercises
During the three months ended March 31, 2019, 248 thousand stock options were exercised.
5. Restructuring and Other Charges, Net
Restructuring and other charges, net for the three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
Severance costs	$2,855	$3,604
Facility and other exit costs	—	162
Other	2,454	—
Restructuring and other charges, net	$5,309	$3,766
Severance costs for the three months ended March 31, 2019 and 2018 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions. Other charges for the three months ended March 31, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC ("GIGAVAC"). Refer to Note 16, "Acquisitions and Divestitures" for further discussion.

Changes to the severance portion of our restructuring liability during the three months ended March 31, 2019 were as follows:

Severance
Balance at December 31, 2018	$6,591
Charges	2,855
Payments	(2,210)
Impact of changes in foreign currency exchange rates	24
Balance at March 31, 2019	$7,260
6. Other, Net
Other, net consisted of the following for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31, 2019	March 31, 2018
Currency remeasurement gain on net monetary assets	$1,865	$6,748
Gain/(loss) on foreign currency forward contracts	478	(6,326)
Gain/(loss) on commodity forward contracts	1,123	(3,195)
Loss on debt financing	—	(2,350)
Net periodic benefit cost, excluding service cost	(287)	(298)
Other	10	788
Other, net	$3,189	$(4,633)
7. Income Taxes
Provision for income taxes for the three months ended March 31, 2019 and 2018 totaled $21.5 million and $14.1 million, respectively. The increase in our total tax provision relates predominantly to the utilization of previously unbenefitted net operating losses in our U.S. jurisdiction. The provision for income taxes consists of:

•
current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to interest, royalties, and the repatriation of foreign earnings; and

•
deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, the utilization of net operating losses, changes in tax rates, and changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2019 and 2018 the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
Basic weighted-average ordinary shares outstanding	163,247	171,404
Dilutive effect of stock options	635	926
Dilutive effect of unvested restricted securities	639	526
Diluted weighted-average ordinary shares outstanding	164,521	172,856
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

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
Anti-dilutive shares excluded	1,013	709
Contingently issuable shares excluded	477	787
9. Inventories
The components of inventories as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Finished goods	$173,246	$187,095
Work-in-process	106,597	104,405
Raw materials	204,293	200,819
Inventories	$484,136	$492,319

10. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans.
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2019 and 2018 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$2	$19	$731	$831	$733	$850
Interest cost	399	327	53	70	338	342	790	739
Expected return on plan assets	(451)	(428)	—	—	(175)	(237)	(626)	(665)
Amortization of net loss	245	300	11	—	191	25	447	325
Amortization of prior service (credit)/cost	—	—	(327)	(334)	3	(1)	(324)	(335)
Loss on settlement	—	530	—	—	—	—	—	530
Gain on curtailment	—	—	—	—	—	(296)	—	(296)
Net periodic benefit cost/(credit)	$193	$729	$(261)	$(245)	$1,088	$664	$1,020	$1,148
Components of net periodic benefit cost other than service cost are presented in other, net. Refer to Note 6, "Other, Net."

11. Debt
Our long-term debt and finance lease and other financing obligations as of March 31, 2019 and December 31, 2018 consisted of the following:

	Maturity Date	March 31, 2019	December 31, 2018
Term Loan	October 14, 2021	$915,516	$917,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(14,481)	(15,169)
Less: deferred financing costs		(24,405)	(23,159)
Less: current portion		(9,901)	(9,704)
Long-term debt, net		$3,216,729	$3,219,762

Finance lease and other financing obligations		$34,623	$35,475
Less: current portion		(3,759)	(4,857)
Finance lease and other financing obligations, less current portion		$30,864	$30,618
On March 27, 2019 certain indirect, wholly-owned subsidiaries of Sensata plc, including Sensata Technologies B.V., entered into the ninth amendment (the "Ninth Amendment") of the credit agreement governing our senior secured credit facilities (the "Credit Agreement"). Among other changes to the Credit Agreement, the Ninth Amendment (i) extended the maturity date of the $420.0 million revolving credit facility (the "Revolving Credit Facility") to March 27, 2024; (ii) added pounds sterling as an available currency for revolving credit loans and letters of credit under the Revolving Credit Facility; (iii) lowered certain index rate spreads related to the Revolving Credit Facility; (iv) lowered our letter of credit fees; (v) reduced our revolving credit commitment fees; and (vi) modified the senior secured net leverage ratio financial covenant to increase the Revolving Credit Facility utilization threshold above which such financial covenant is tested from 10% to 20%, and deleted the requirement that such financial covenant be tested (regardless of utilization) in determining whether a default exists for purposes of satisfying the conditions to borrowing or other utilization of the Revolving Credit Facility.
In connection with the entry into the Ninth Amendment, we incurred $2.4 million of creditor fees and related third-party costs. We applied the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments in accounting for the amounts paid. As a result, we recorded $2.4 million as an adjustment to the carrying amount of long-term debt.
As of March 31, 2019 there was $416.1 million available under the Revolving Credit Facility, net of $3.9 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2019 no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018 accrued interest totaled $46.1 million and $40.6 million, respectively.
12. Commitments and Contingencies
We are a defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with our tire pressure monitoring system products. The patent in question has expired, and as a result, the claimant is seeking damages for past alleged infringement with interest and costs. Should the claimant prevail, these amounts could be material. We have denied liability and have been defending the litigation, which is in discovery. Trial is currently expected in February 2020. We do not believe a loss related to this matter is probable. As of March 31, 2019 we have not recorded an accrual for this matter.
We are a defendant in a lawsuit, Metal Seal Precision, Ltd. v. Sensata Technologies Inc., Case No. 2017-0518-BCSI, MA Superior Court (Suffolk County), in which the claimant ("Metal Seal"), a supplier of certain metal parts used in the manufacture of our products, alleges breach of contract and misrepresentation. The dispute arises out of a long-term supply agreement under which Metal Seal alleges certain purchase requirements were not met, resulting in damages and lost profits. On April 12, 2019 the court granted, in part, our motion for summary judgment and dismissed Metal Seal's unfair trade practices claims. Plaintiff’s damage expert claims that Metal Seal has losses ranging up to $51.0 million. We are defending the lawsuit and do not believe a loss related to this matter is probable. As of March 31, 2019 we have not recorded an accrual related to this matter.
13. Shareholders' Equity
Treasury Shares
In May 2018 we announced that our Board of Directors had authorized a $400.0 million share repurchase program. The program was completed during the three months ended March 31, 2019. Since inception we repurchased 7,584 thousand ordinary shares under the program.
In October 2018 our Board of Directors authorized a new $250.0 million share repurchase program. Under this program we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting of shareholders held in May 2018. We repurchased 3,023 thousand ordinary shares under this program during the three months ended March 31, 2019, for a total purchase price of approximately $150.2 million, which are now held as treasury shares.
Accumulated Other Comprehensive Loss
The following is a roll forward of the components of accumulated other comprehensive loss for the three months ended March 31, 2019:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$9,184	$(35,362)	$(26,178)
Other comprehensive income before reclassifications, net of tax	12,721	—	12,721
Reclassifications from accumulated other comprehensive loss, net of tax	(2,661)	83	(2,578)
Other comprehensive income	10,060	83	10,143
Balance as of March 31, 2019	$19,244	$(35,279)	$(16,035)
The details of the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 are as follows:

	Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss		Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended
Component	March 31, 2019	March 31, 2018
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(3,219)	$10,884	Net revenue (1)
Foreign currency forward contracts	(128)	826	Cost of revenue (1)
Foreign currency forward contracts	—	1,376	Other, net (1)
Total, before taxes	(3,347)	13,086	Income before taxes
Income tax effect	686	(3,272)	Provision for income taxes
Total, net of taxes	$(2,661)	$9,814	Net income

Defined benefit and retiree healthcare plans	$123	$224	Other, net (2)
Income tax effect	(40)	175	Provision for income taxes
Total, net of taxes	$83	$399	Net income
__________________________

(1)	Refer to Note 15, "Derivative Instruments and Hedging Activities" for additional details on amounts to be reclassified from accumulated other comprehensive loss in future periods.

(2)	Refer to Note 10, "Pension and Other Post-Retirement Benefits" for additional details of net periodic benefit cost.
14. Fair Value Measures
Our assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy in accordance with FASB ASC Topic 820, Fair Value Measurement.
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are as shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2019	December 31, 2018
Assets
Foreign currency forward contracts	$27,152	$17,871
Commodity forward contracts	981	831
Total	$28,133	$18,702
Liabilities
Foreign currency forward contracts	$2,882	$5,165
Commodity forward contracts	2,293	4,137
Total	$5,175	$9,302
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2018 and determined that they were not impaired. As of March 31, 2019 no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
We periodically reevaluate the carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying values of such assets may not be recoverable.
We account for our investment in Series B Preferred Stock of Quanergy Systems, Inc. ("Quanergy") under the measurement alternative in FASB ASC Topic 321, Investments - Equity Securities for equity investments without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. No adjustments to the carrying value of this investment were required in the first quarter of 2019 or since the adoption of this guidance. Accordingly, our investment in Quanergy continues to be held at cost of $50.0 million.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Liabilities
Term Loan	$915,516	$916,661	$917,794	$904,027
4.875% Senior Notes	$500,000	$514,375	$500,000	$491,875
5.625% Senior Notes	$400,000	$425,000	$400,000	$400,500
5.0% Senior Notes	$700,000	$714,000	$700,000	$660,625
6.25% Senior Notes	$750,000	$793,125	$750,000	$751,875
___________________________________
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
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar (the "USD"). We enter into forward contracts for certain of these foreign currencies to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities, which are not designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging.
For the three months ended March 31, 2019 and 2018 amounts excluded from the assessment of effectiveness of our foreign currency forward agreements that are designated as cash flow hedges were not material. As of March 31, 2019 we estimate that $20.8 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2020.
As of March 31, 2019 we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index	Weighted- Average Strike Rate	Hedge Designation (1)
46.0 EUR	March 27, 2019	April 30, 2019	Euro to USD Exchange Rate	1.13 USD	Not designated
340.9 EUR	Various from May 2017 to March 2019	Various from April 2019 to February 2021	Euro to USD Exchange Rate	1.21 USD	Cash flow hedge
387.0 CNY	March 22, 2019	April 30, 2019	USD to Chinese Renminbi Exchange Rate	6.74 CNY	Not designated
813.4 CNY	January 10, 2019	Various from April to December 2019	USD to Chinese Renminbi Exchange Rate	6.81 CNY	Cash flow hedge
578.0 JPY	March 27, 2019	April 26, 2019	USD to Japanese Yen Exchange Rate	110.22 JPY	Not designated
25,897.0 KRW	Various from May 2017 to March 2019	Various from April 2019 to February 2021	USD to Korean Won Exchange Rate	1,091.92 KRW	Cash flow hedge
24.0 MYR	March 26, 2019	April 30, 2019	USD to Malaysian Ringgit Exchange Rate	4.08 MYR	Not designated
175.0 MXN	March 27, 2019	April 30, 2019	USD to Mexican Peso Exchange Rate	19.32 MXN	Not designated
2,656.6 MXN	Various from May 2017 to March 2019	Various from April 2019 to February 2021	USD to Mexican Peso Exchange Rate	20.81 MXN	Cash flow hedge
43.0 GBP	Various from May 2017 to March 2019	Various from April 2019 to February 2021	British Pound Sterling to USD Exchange Rate	1.34 USD	Cash flow hedge
_________________________

(1)
Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value and not for trading or speculative purposes.

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

As of March 31, 2019 we had the following outstanding commodity forward contracts:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	985,928 troy oz.	April 2019-February 2021	$16.21
Gold	8,862 troy oz.	April 2019-February 2021	$1,314.95
Nickel	261,138 pounds	April 2019-February 2021	$5.84
Aluminum	4,401,529 pounds	April 2019-February 2021	$0.93
Copper	2,742,639 pounds	April 2019-February 2021	$3.11
Platinum	7,694 troy oz.	April 2019-February 2021	$900.11
Palladium	808 troy oz.	April 2019-February 2021	$1,042.41
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$22,835	$14,608	Accrued expenses and other current liabilities	$2,421	$3,615
Foreign currency forward contracts	Other assets	4,185	3,168	Other long-term liabilities	214	1,134
Total		$27,020	$17,776		$2,635	$4,749
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$675	$524	Accrued expenses and other current liabilities	$2,132	$3,679
Commodity forward contracts	Other assets	306	307	Other long-term liabilities	161	458
Foreign currency forward contracts	Prepaid expenses and other current assets	132	95	Accrued expenses and other current liabilities	247	416
Total		$1,113	$926		$2,540	$4,553
These fair value measurements are all categorized within Level 2 of the fair value hierarchy.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2019	2018		2019	2018
Foreign currency forward contracts	$9,118	$(17,838)	Net revenue	$3,219	$(10,884)
Foreign currency forward contracts	$6,078	$13,471	Cost of revenue	$128	$(826)
Foreign currency forward contracts	$—	$—	Other, net	$—	$(1,376)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2019	2018
Commodity forward contracts	$1,123	$(3,195)	Other, net
Foreign currency forward contracts	$478	$(4,950)	Other, net
Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness, and where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2019 the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $5.2 million. As of March 31, 2019 we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions and Divestitures
GIGAVAC merger
On September 24, 2018 we entered into an agreement and plan of merger with GIGAVAC, whereby GIGAVAC would merge with one of our wholly-owned subsidiaries, thereby becoming a wholly-owned subsidiary of Sensata. On October 31, 2018 we completed the acquisition of GIGAVAC for $233 million of cash consideration, subject to working capital and other adjustments, approximately $12.0 million of which related to certain compensation arrangements with certain GIGAVAC employees and shareholders.
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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$16,980
Property, plant and equipment	4,384
Goodwill	113,731
Other intangible assets	122,742
Other assets	63
Deferred income tax liabilities	(27,000)
Other long-term liabilities	(1,000)
Fair value of net assets acquired, excluding cash and cash equivalents	229,900
Cash and cash equivalents	359
Fair value of net assets acquired	$230,259
The allocation of purchase price related to the GIGAVAC merger is preliminary, and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition was approximately $113.7 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The amount of goodwill recorded that is expected to be deductible for tax purposes is not material.
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
17. Segment Reporting
We organize our business into two reportable segments, Performance Sensing and Sensing Solutions, each of which is also an operating segment. Our operating segments are businesses that we manage as components of an enterprise for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations, if any. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following table presents net revenue and segment operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31, 2019	March 31, 2018
Net revenue:
Performance Sensing	$640,028	$662,829
Sensing Solutions	230,471	223,464
Total net revenue	$870,499	$886,293
Segment operating income (as defined above):
Performance Sensing	$150,509	$169,410
Sensing Solutions	74,969	71,884
Total segment operating income	225,478	241,294
Corporate and other	(41,430)	(54,781)
Amortization of intangible assets	(36,143)	(35,069)
Restructuring and other charges, net	(5,309)	(3,766)
Operating income	142,596	147,678
Interest expense, net	(39,253)	(38,429)
Other, net	3,189	(4,633)
Income before taxes	$106,532	$104,616
18. Leases
As discussed in Note 2, "New Accounting Standards," we adopted FASB ASC Topic 842 on January 1, 2019, using the modified retrospective transition method. We have elected to apply the package of practical expedients and the land easement practical expedient. We have not elected to apply the hindsight practical expedient.
As a result of this adoption, we classify most leases as either finance or operating leases and recognize a related lease liability and right-of-use asset on our consolidated balance sheets. Our accounting for finance leases remains unchanged after the adoption of FASB ASC Topic 842. We have elected to account for leases with a term of one year or less (short-term leases) using a method similar to the operating lease model under FASB ASC Topic 840, Leases (i.e. they are not recorded on the consolidated balance sheets).

We elected to apply the transition provisions of this guidance, including its disclosure requirements, at its date of adoption instead of at the beginning of the earliest comparative period presented. Accordingly, we have not restated our consolidated balance sheet as of December 31, 2018. There was no cumulative effect of adoption on our retained earnings or any other components of equity. The below adjustments were made to our condensed consolidated balance sheet on January 1, 2019 to reflect the new guidance:

	December 31, 2018	Adjustment	January 1, 2019
Prepaid expenses and other current assets	$113,234	$(253)	$112,981
Other intangible assets, net	$897,191	$(1,510)	$895,681
Other assets	$86,890	$58,496	$145,386
Accrued expenses and other current liabilities	$218,130	$12,119	$230,249
Other long-term liabilities	$39,277	$44,614	$83,891
The table below presents the amounts recognized and location of recognition in our condensed consolidated balance sheet as of March 31, 2019 related to our operating and finance leases:

March 31, 2019
Operating lease right-of-use assets:
Other assets	$54,672
Total operating lease right-of-use assets	$54,672
Operating lease liabilities:
Accrued expenses and other current liabilities	$12,209
Other long-term liabilities	42,908
Total operating lease liabilities	$55,117
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$49,714
Accumulated depreciation	(22,960)
Property, plant and equipment, net	$26,754
Finance lease liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$1,956
Finance lease and other financing obligations, less current portion	30,468
Total finance lease liabilities	$32,424
The table below presents the lease liabilities arising from obtaining right-of-use assets in the three months ended March 31, 2019:

For the three months ended
March 31, 2019
Operating leases	$158
Finance leases	$—
For finance leases, the consolidated statements of operations include separate recognition of interest on the lease liability and amortization of the right-of-use asset. For operating leases, the consolidated statements of operations include a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. The table below presents our total lease cost for the three months ended March 31, 2019:

For the three months ended
March 31, 2019
Operating lease cost	$3,979

Finance lease cost:
Amortization of right-of-use assets	$452
Interest on lease liabilities	689
Total finance lease cost	$1,141

Short term lease cost was not material for the three months ended March 31, 2019.
Cash flows from operating activities include (1) interest on finance lease liabilities and (2) payments arising from operating leases. Cash flows from financing activities include repayments of the principal portion of finance lease liabilities. The table below presents the cash paid related to our operating and financing leases for the three months ended March 31, 2019:

For the three months ended
March 31, 2019
Operating cash flows from operating leases	$3,788
Operating cash flows from finance leases	$619
Financing cash flows from finance leases	$459
We occupy leased facilities with initial terms ranging up to 20 years. These lease agreements frequently include options to renew for additional periods and generally require that we pay taxes, insurance, and maintenance costs. We also lease certain vehicles and equipment. The table below presents the weighted average remaining lease term of our operating and finance leases (in years):

March 31, 2019
Operating leases	8.3
Finance leases	13.0
Our lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using our incremental borrowing rate for a period that is comparable to the remaining lease term. Upon adoption of FASB ASC Topic 842, we initially measured our operating lease liabilities using this methodology, while our accounting for finance leases remained unchanged. We use our incremental borrowing rate because the discount rate implicit in our leases are generally not readily determinable. The table below presents our weighted average discount rate as of March 31, 2019:

March 31, 2019
Operating leases	5.8%
Finance leases	8.5%
The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of March 31, 2019:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$11,521	$3,613
2020	12,359	4,559
2021	8,506	4,081
2022	6,894	3,731
2023	5,790	3,790
Thereafter	27,339	36,398
Total undiscounted cash flows related to lease liabilities	72,409	56,172
Less imputed interest	(17,292)	(23,748)
Total lease liabilities	$55,117	$32,424

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
We believe that the following important factors, among others (including those described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2018), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

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
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the other documents that we file with the U.S. Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States ("U.S.") Securities and Exchange Commission on February 6, 2019, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.

	For the three months ended
	March 31, 2019		March 31, 2018
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$640.0	73.5%	$662.8	74.8%
Sensing Solutions	230.5	26.5	223.5	25.2
Net revenue	870.5	100.0	886.3	100.0
Operating costs and expenses:
Cost of revenue	580.8	66.7	582.5	65.7
Research and development	35.1	4.0	36.0	4.1
Selling, general and administrative	70.5	8.1	81.3	9.2
Amortization of intangible assets	36.1	4.2	35.1	4.0
Restructuring and other charges, net	5.3	0.6	3.8	0.4
Total operating costs and expenses	727.9	83.6	738.6	83.3
Operating income	142.6	16.4	147.7	16.7
Interest expense, net	(39.3)	(4.5)	(38.4)	(4.3)
Other, net	3.2	0.4	(4.6)	(0.5)
Income before taxes	106.5	12.2	104.6	11.8
Provision for income taxes	21.5	2.5	14.1	1.6
Net income	$85.1	9.8%	$90.5	10.2%
Net revenue
Net revenue for the three months ended March 31, 2019 decreased $15.8 million, or 1.8%, to $870.5 million from $886.3 million for the three months ended March 31, 2018. This decline in net revenue was composed of a 3.4% decline in Performance Sensing and a 3.1% increase in Sensing Solutions.

The following table reconciles reported net revenue (decline)/growth, a financial measure determined in accordance with U.S. generally accepted accounting principles ("GAAP"), to organic revenue growth/(decline), a non-GAAP financial measure, for the three months ended March 31, 2019. Refer to the section entitled Non-GAAP Financial Measures for further information on our use of this measure.

	Three Months Ended March, 31 2019 Compared to Prior Year
	Total	Performance Sensing	Sensing Solutions
Reported net revenue (decline)/growth	(1.8)%	(3.4)%	3.1%
Percent impact of:
Acquisition and divestiture, net (1)	(1.4)	(3.6)	4.9
Foreign currency remeasurement (2)	(1.2)	(1.2)	(0.9)
Organic revenue growth/(decline)	0.8%	1.4%	(0.9)%
__________________________________________

(1)
Represents the percentage change in net revenue attributed to the effect of acquisitions and divestitures for the 12 months immediately following the respective transaction dates. The percentage amounts presented relate to the sale of the capital stock of Schrader Bridgeport International, Inc. and August France Holding Company SAS, (collectively, the "Valves Business") in August 2018 and the merger with GIGAVAC, LLC ("GIGAVAC") in October 2018, each of which is discussed in Note 16, "Acquisitions and Divestitures" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Performance Sensing net revenue for the three months ended March 31, 2019 decreased $22.8 million, or 3.4%, to $640.0 million from $662.8 million for the three months ended March 31, 2018. Organic revenue growth of 1.4% in the three months ended March 31, 2019 was primarily attributable to content growth in our automotive and heavy vehicle and off-road ("HVOR") businesses, partially offset by market declines in our automotive business. Content growth in our automotive business was primarily generated by sales to customers in Asia (excluding China) and Europe. Content growth in our HVOR business was primarily generated by sales to customers in China as well as in the agriculture and North American on-road truck markets.
Sensing Solutions net revenue for the three months ended March 31, 2019 increased $7.0 million, or 3.1%, to $230.5 million from $223.5 million for the three months ended March 31, 2018. Organic revenue decline of 0.9% in the three months ended March 31, 2019 was primarily due to lower demand from industrial customers as a result of lower housing starts, a decline in the European Purchasing Managers Index ("PMI"), and weakness in the semiconductor market, partially offset by growth in our industrial sensing and aerospace businesses.
Operating income
Operating income decreased $5.1 million, or 3.4%, from $142.6 million (16.4% of net revenue) in the three months ended March 31, 2019 to $147.7 million (16.7% of net revenue) in the three months ended March 31, 2018. Operating income was lower in the first quarter of 2019 as a result of lower net revenue compared to the first quarter of 2018, partially offset by a reduction in operating costs and expenses.
Cost of revenue
Cost of revenue for the three months ended March 31, 2019 and 2018 was $580.8 million (66.7% of net revenue) and $582.5 million (65.7% of net revenue), respectively. Cost of revenue as a percentage of net revenue increased primarily as a result of negative mix due to new product launches and lower productivity in our supply chain operations, partially offset by the positive impact of changes in foreign currency exchange rates.
Research and development expense
Research and development expense for the three months ended March 31, 2019 and 2018 was $35.1 million and $36.0 million, respectively.

Selling, general and administrative expense
SG&A expense for the three months ended March 31, 2019 and 2018 was $70.5 million and $81.3 million, respectively. SG&A expense declined primarily due to lower selling costs, lower variable compensation, the divestiture of the Valves Business, lower costs related to our redomicile in the first quarter of 2018, and the favorable impact of foreign currency exchange rates, partially offset by additional SG&A expense related to GIGAVAC and increased share-based compensation.
Amortization of intangible assets
Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2019 and 2018 was $36.1 million and $35.1 million, respectively. Definite-lived intangible assets are amortized on an economic benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. In general, the economic benefit of an intangible asset is concentrated towards the beginning of that intangible asset's useful life. The increase in amortization expense is due to the intangible assets acquired with GIGAVAC, partially offset by the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the three months ended March 31, 2019 and 2018 consisted of the following (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not sum due to the effect of rounding):

	For the three months ended
($ in millions)	March 31, 2019	March 31, 2018
Severance costs (1)	$2.9	$3.6
Facility and other exit costs	—	0.2
Other (2)	2.5	—
Restructuring and other charges, net	$5.3	$3.8
_______________________________________

(1)	Severance costs for the three months ended March 31, 2019 and 2018 were attributable to limited workforce reductions of manufacturing, engineering, and administrative positions.

(2)
Other costs for the three months ended March 31, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC. Refer to Note 16, "Acquisitions and Divestitures" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Interest expense, net
Interest expense, net for the three months ended March 31, 2019 and 2018 was $39.3 million and $38.4 million, respectively.
Other, net
Other, net for the three months ended March 31, 2019 and 2018 consisted of the following (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not sum due to the effect of rounding):

	For the three months ended
($ in millions)	March 31, 2019	March 31, 2018
Currency remeasurement gain on net monetary assets (1)	$1.9	$6.7
Gain/(loss) on foreign currency forward contracts (2)	0.5	(6.3)
Gain/(loss) on commodity forward contracts	1.1	(3.2)
Loss on debt financing	—	(2.4)
Net periodic benefit cost, excluding service cost	(0.3)	(0.3)
Other	0.0	0.8
Other, net	$3.2	$(4.6)
_______________________________________________

(1)	Relates to the remeasurement of non-U.S. dollar denominated monetary assets and liabilities into U.S. dollars.

(2)
Relates to changes in the fair value of derivative financial instruments not designated as hedges. Refer to Note 15, "Derivative Instruments and Hedging Activities" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

Provision for income taxes
Provision for income taxes for the three months ended March 31, 2019 and 2018 was $21.5 million and $14.1 million, respectively. The increase in our total tax provision in the first quarter of 2019 compared to the prior year relates predominantly to the utilization of previously unbenefitted net operating losses in our U.S. jurisdiction. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, the utilization of net operating losses, and changes in tax rates.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth (or decline), which is a non-GAAP financial measure. Organic revenue growth is defined as the reported percentage change in net revenue, calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign exchange rate differences as well as the net impact of acquisitions and divestitures for the 12-month period following the respective transaction date(s). Refer to the Net revenue section above for a reconciliation of reported revenue decline to organic revenue growth.
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
However, organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for reported percentage change in net revenue calculated in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
Liquidity and Capital Resources
As of March 31, 2019 and December 31, 2018 we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not sum due to the effect of rounding):

(in millions)	March 31, 2019	December 31, 2018
United Kingdom	$14.6	$8.8
United States	9.3	4.6
The Netherlands	311.3	482.1
China	202.1	125.2
Other	112.3	109.1
Total	$649.5	$729.8
The amount of cash and cash equivalents held in these geographic regions fluctuates throughout the year due to a variety of factors, such as our use of intercompany loans and dividends and the timing of cash receipts and disbursements in the normal course of business. Our earnings are not considered to be permanently reinvested in certain jurisdictions in which they were earned. We recognize a deferred tax liability on these unremitted earnings to the extent the remittance of such earnings cannot be recovered in a tax free manner.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2019 and 2018. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not sum due to the effect of rounding.

	For the three months ended
(in millions)	March 31, 2019	March 31, 2018
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$167.5	$172.1
Changes in operating assets and liabilities, net	(54.8)	(48.9)
Operating activities	112.7	123.3
Investing activities	(42.4)	(30.9)
Financing activities	(150.6)	(17.1)
Net change	$(80.3)	$75.2
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $112.7 million and $123.3 million, respectively. The decrease in cash provided by operating activities relates primarily to a decline in profitability and timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $42.4 million and $30.9 million, respectively, which included $41.7 million and $30.9 million, respectively, in capital expenditures. In 2019, we anticipate capital expenditures of approximately $155 million to $175 million, which we expect to be funded from net cash provided by operating activities.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2019 and 2018 was $150.6 million and $17.1 million, respectively, which included $4.2 million and $11.3 million, respectively, in payments on debt. The three months ended March 31, 2019 also included $150.7 million in payments to repurchase our ordinary shares related to our $250.0 million share repurchase program.
Indebtedness and Liquidity:
As of March 31, 2019 we had $3,300.1 million in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts and deferred financing costs.
A summary of our indebtedness as of March 31, 2019 is as follows:

($ in thousands)	Maturity Date	March 31, 2019
Term Loan	October 14, 2021	$915,516
4.875% Senior Notes	October 15, 2023	500,000
5.625% Senior Notes	November 1, 2024	400,000
5.0% Senior Notes	October 1, 2025	700,000
6.25% Senior Notes	February 15, 2026	750,000
Less: discount		(14,481)
Less: deferred financing costs		(24,405)
Less: current portion		(9,901)
Long-term debt, net		$3,216,729

Finance lease and other financing obligations		$34,623
Less: current portion		(3,759)
Finance lease and other financing obligations, less current portion		$30,864
On March 27, 2019 certain indirect, wholly owned subsidiaries of Sensata Technologies Holding plc entered into the ninth amendment (the "Ninth Amendment") of the credit agreement dated as of May 12, 2011 (as amended, the "Credit Agreement"), which governs our senior secured credit facilities. Pursuant to the Ninth Amendment, among other changes to the Credit Agreement, (i) the maturity date of the $420.0 million revolving credit facility (the "Revolving Credit Facility") was extended to March 27, 2024, (ii) certain rates and fees were modified, and (iii) the senior secured net leverage ratio financial covenant was modified to increase the Revolving Credit Facility utilization threshold above which such financial covenant is tested from 10% to 20%, deleting the requirement that such financial covenant be tested (regardless of utilization) in determining whether a default exists for purposes of satisfying the conditions to borrowing or other utilization of the Revolving Credit Facility. Refer to Note 11, "Debt" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Ninth Amendment.
As of March 31, 2019 we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2019, no amounts had been drawn against these outstanding letters of credit.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, our senior secured credit facilities provide for incremental availability (the "Accordion"), under which additional secured debt may be issued or the capacity of the Revolving Credit Facility may be increased. Subject to certain limitations as defined in the indentures under which our senior notes were issued, we have $1.0 billion of availability under the Accordion.
We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2019, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
In May 2018 we announced that our Board of Directors had authorized a $400.0 million share repurchase program. The program was completed during the three months ended March 31, 2019. Since inception we repurchased 7,584 thousand ordinary shares under the program.
In October 2018 our Board of Directors authorized a new $250.0 million share repurchase program. Under this program we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting of shareholders held in May 2018. We repurchased 3,023 thousand ordinary shares under this program during the three months ended March 31, 2019, for a total purchase price of approximately $150.2 million, which are now held as treasury shares.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under our secured credit facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our secured credit facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2019.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 26, 2019 Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
The Credit Agreement and the indentures under which our senior notes were issued contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, make capital expenditures, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019 we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Recently Issued Accounting Pronouncements
Adopted in the current period
In February 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB Accounting Standards Codification Topic 842 requires lessees to classify most leases as either finance or operating leases and to recognize a lease liability and right-of-use asset. For finance leases, the statements of operations include separate recognition of interest on the lease liability and amortization of the right-of-use asset. For operating leases, the statements of operations include a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. We adopted the provisions of FASB ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method. Refer to Note 18, “Leases” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion of this adoption.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2018. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As discussed in Part I, Item 3—"Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018, we are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. Information on certain legal proceedings in which we are involved is included in Note 10, "Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, or cash flows.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
January 1 through January 31, 2019	4,602		$45.28	—	$250.6
February 1 through February 28, 2019	1,400,438		$49.31	1,399,210	$181.6
March 1 through March 31, 2019	1,636,630		$49.96	1,636,443	$99.8
Total	3,041,670	(1)	$49.65	3,035,653	$99.8
__________________

(1)
Upon the vesting of restricted securities, we collect and pay withholding tax for employees by withholding shares to cover such tax. The number of shares presented includes 6,017 shares withheld in this manner with an aggregate value of $275 thousand, based on the closing price of our ordinary shares on the date of withholding. These withholdings took place outside of a publicly announced repurchase plan.

(2)
Other than shares withheld to cover required tax withholding upon the vesting of restricted securities, all purchases during the three months ended March 31, 2019 were conducted pursuant to a $400.0 million share repurchase program authorized by our Board of Directors and publicly announced on May 31, 2018 (the "May 2018 Program") or a $250.0 million share repurchase program authorized by our Board of Directors and publicly announced on October 30, 2018 (the "October 2018 Program"). The May 2018 Program was completed during the three months ended March 31, 2019 and no further purchases will be made pursuant to it. The October 2018 Program does not have an established expiration date.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Amendment No. 9 to Credit Agreement, dated as of March 27, 2019, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2019, Commission File Number 001-34652).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders' Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2019
SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)