Form 10-Q
period 2019-06-30
Sensata Technologies Holding plc
filed 2019-07-30
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-34652
_________________________________________________________________________________
SENSATA TECHNOLOGIES HOLDING PLC
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________

England and Wales	98-1386780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Interface House, Interface Business Park, Bincknoll Lane
Royal Wootton Bassett, Swindon SN4 8SY, United Kingdom

529 Pleasant Street
Attleboro, Massachusetts, 02703, United States
(Address of principal executive offices, including zip code))
+1 (508) 236 3800
(Registrant's telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares - nominal value €0.01 per share	ST	New York Stock Exchange
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
As of July 17, 2019, 161,122,430 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$721,073	$729,833
Accounts receivable, net of allowances of $17,726 and $13,762 as of June 30, 2019 and December 31, 2018, respectively	635,544	581,769
Inventories	490,123	492,319
Prepaid expenses and other current assets	122,839	113,234
Total current assets	1,969,579	1,917,155
Property, plant and equipment, net	809,092	787,178
Goodwill	3,080,395	3,081,302
Other intangible assets, net of accumulated amortization of $1,968,741 and $1,896,861 as of June 30, 2019 and December 31, 2018, respectively	826,144	897,191
Deferred income tax assets	27,383	27,971
Other assets	139,524	86,890
Total assets	$6,852,117	$6,797,687
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$13,582	$14,561
Accounts payable	378,504	379,824
Income taxes payable	25,188	27,429
Accrued expenses and other current liabilities	211,870	218,130
Total current liabilities	629,144	639,944
Deferred income tax liabilities	238,992	225,694
Pension and other post-retirement benefit obligations	33,652	33,958
Finance lease and other financing obligations, less current portion	30,141	30,618
Long-term debt, net	3,216,135	3,219,762
Other long-term liabilities	86,990	39,277
Total liabilities	4,235,054	4,189,253
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 172,325 and 171,719 shares issued, as of June 30, 2019 and December 31, 2018, respectively	2,209	2,203
Treasury shares, at cost, 10,986 and 7,571 shares as of June 30, 2019 and December 31, 2018, respectively	(567,615)	(399,417)
Additional paid-in capital	1,710,711	1,691,190
Retained earnings	1,492,356	1,340,636
Accumulated other comprehensive loss	(20,598)	(26,178)
Total shareholders’ equity	2,617,063	2,608,434
Total liabilities and shareholders’ equity	$6,852,117	$6,797,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net revenue	$883,726	$913,860	$1,754,225	$1,800,153
Operating costs and expenses:
Cost of revenue	575,235	582,509	1,156,041	1,164,966
Research and development	36,685	37,980	71,781	73,981
Selling, general and administrative	72,026	80,473	142,575	161,795
Amortization of intangible assets	36,031	34,594	72,174	69,663
Restructuring and other charges, net	16,310	244	21,619	4,010
Total operating costs and expenses	736,287	735,800	1,464,190	1,474,415
Operating income	147,439	178,060	290,035	325,738
Interest expense, net	(39,608)	(38,321)	(78,861)	(76,750)
Other, net	(3,554)	(11,053)	(365)	(15,686)
Income before taxes	104,277	128,686	210,809	233,302
Provision for income taxes	30,841	23,398	52,308	37,524
Net income	$73,436	$105,288	$158,501	$195,778
Basic net income per share:	$0.45	$0.61	$0.98	$1.14
Diluted net income per share:	$0.45	$0.61	$0.97	$1.13
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$73,436	$105,288	$158,501	$195,778
Other comprehensive (loss)/income, net of tax:
Cash flow hedges	(4,646)	22,673	5,414	29,212
Defined benefit and retiree healthcare plans	83	61	166	1,038
Other comprehensive (loss)/income	(4,563)	22,734	5,580	30,250
Comprehensive income	$68,873	$128,022	$164,081	$226,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$158,501	$195,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,182	53,445
Amortization of debt issuance costs	3,718	3,643
Share-based compensation	12,425	11,502
Loss on debt financing	—	2,350
Amortization of intangible assets	72,174	69,663
Deferred income taxes	13,213	12,266
Unrealized loss on derivative instruments and other	16,717	8,432
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(53,775)	(70,295)
Inventories	2,196	(35,132)
Prepaid expenses and other current assets	(1,645)	(6,045)
Accounts payable and accrued expenses	(27,157)	23,430
Income taxes payable	(2,241)	(12,040)
Other	2,858	(3,084)
Net cash provided by operating activities	252,166	253,913
Cash flows from investing activities:
Acquisition, net of cash received	(1,681)	—
Additions to property, plant and equipment and capitalized software	(81,549)	(66,301)
Other	305	5,000
Net cash used in investing activities	(82,925)	(61,301)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	7,099	3,397
Payment of employee restricted stock tax withholdings	(6,778)	(3,641)
Payments on debt	(8,248)	(12,404)
Payments to repurchase ordinary shares	(168,198)	(60,105)
Payments of debt and equity issuance costs	(1,876)	(9,568)
Net cash used in financing activities	(178,001)	(82,321)
Net change in cash and cash equivalents	(8,760)	110,291
Cash and cash equivalents, beginning of period	729,833	753,089
Cash and cash equivalents, end of period	$721,073	$863,380
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(6)	(275)	—	—	—	(275)
Stock options exercised	248	3	—	—	5,810	—	—	5,813
Vesting of restricted securities	26	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(3,036)	(150,749)	—	—	—	(150,749)
Retirement of ordinary shares	(6)	—	6	275	—	(275)	—	—
Share-based compensation	—	—	—	—	5,940	—	—	5,940
Net income	—	—	—	—	—	85,065	—	85,065
Other comprehensive income	—	—	—	—	—	—	10,143	10,143
Balance as of March 31, 2019	171,987	2,206	(10,607)	(550,166)	1,702,940	1,425,426	(16,035)	2,564,371
Surrender of shares for tax withholding	—	—	(138)	(6,503)	—	—	—	(6,503)
Stock options exercised	64	—	—	—	1,286	—	—	1,286
Vesting of restricted securities	412	5	—	—	—	(5)	—	—
Repurchase of ordinary shares	—	—	(379)	(17,449)	—	—	—	(17,449)
Retirement of ordinary shares	(138)	(2)	138	6,503	—	(6,501)	—	—
Share-based compensation	—	—	—	—	6,485	—	—	6,485
Net income	—	—	—	—	—	73,436	—	73,436
Other comprehensive loss	—	—	—	—	—	—	(4,563)	(4,563)
Balance as of June 30, 2019	172,325	$2,209	(10,986)	$(567,615)	$1,710,711	$1,492,356	$(20,598)	$2,617,063

Balance as of December 31, 2017	178,437	$2,289	(7,076)	$(288,478)	$1,663,367	$1,031,612	$(63,164)	$2,345,626
Stock options exercised	—	—	58	2,250	126	(157)	—	2,219
Retirement of ordinary shares	(7,018)	(90)	7,018	286,228	—	(286,138)	—	—
Share-based compensation	—	—	—	—	5,090	—	—	5,090
Net income	—	—	—	—	—	90,490	—	90,490
Other comprehensive income	—	—	—	—	—	—	7,516	7,516
Balance as of March 31, 2018	171,419	2,199	—	—	1,668,583	835,807	(55,648)	2,450,941
Surrender of shares for tax withholding	—	—	(70)	(3,641)	—	—	—	(3,641)
Stock options exercised	30	1	—	—	1,177	—	—	1,178
Vesting of restricted securities	255	2	—	—	—	(2)	—	—
Repurchase of ordinary shares	—	—	(1,137)	(60,105)	—	—	—	(60,105)
Retirement of ordinary shares	(70)	—	70	3,641	—	(3,641)	—	—
Share-based compensation	—	—	—	—	6,412	—	—	6,412
Net income	—	—	—	—	—	105,288	—	105,288
Other comprehensive income	—	—	—	—	—	—	22,734	22,734
Balance as of June 30, 2018	171,634	$2,202	(1,137)	$(60,105)	$1,676,172	$937,452	$(32,914)	$2,522,807
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
2. New Accounting Standards
In February 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB Accounting Standards Codification ("ASC") Topic 842, Leases, requires lessees to classify most leases as either finance or operating leases and to recognize a lease liability and right-of-use asset. For finance leases, the statements of operations include separate recognition of interest on the lease liability and amortization of the right-of-use asset. For operating leases, the statements of operations include a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. We adopted the provisions of FASB ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method. Refer to Note 18, "Leases" for additional discussion of this adoption.
3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30, 2019			For the three months ended June 30, 2018
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$498,296	$10,672	$508,968	$532,586	$13,002	$545,588
HVOR (1)	146,220	—	146,220	143,631	—	143,631
Appliance and HVAC (2)	—	55,832	55,832	—	56,610	56,610
Industrial	—	95,818	95,818	—	86,847	86,847
Aerospace	—	44,902	44,902	—	40,500	40,500
Other	—	31,986	31,986	—	40,684	40,684
Total	$644,516	$239,210	$883,726	$676,217	$237,643	$913,860

__________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$990,311	$22,100	$1,012,411	$1,062,379	$26,858	$1,089,237
HVOR	294,233	—	294,233	276,667	—	276,667
Appliance and HVAC	—	107,536	107,536	—	110,927	110,927
Industrial	—	188,459	188,459	—	169,232	169,232
Aerospace	—	87,881	87,881	—	82,206	82,206
Other	—	63,705	63,705	—	71,884	71,884
Total	$1,284,544	$469,681	$1,754,225	$1,339,046	$461,107	$1,800,153

4. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within selling, general and administrative expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock options	$1,964	$1,789	$3,488	$3,078
Restricted securities	4,521	4,623	8,937	8,424
Share-based compensation expense	$6,485	$6,412	$12,425	$11,502

Equity Awards
Awards granted in or after April 2019 permit accelerated vesting for qualified retirements.
We granted the following options under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan") during the six months ended June 30, 2019:

Options Granted To:	Number of Options Granted (in thousands)	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	378	$13.91	25% per year over four years
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the 2010 Equity Plan during the six months ended June 30, 2019:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	186	N/A	$46.76
Directors	RSU (1)	28	N/A	$43.92
Various executives and employees	PRSU (2)	137	0.0% - 172.5%	$46.93
Various executives and employees	PRSU (2)	75	0.0% - 150.0%	$46.93
__________________________

(1)	RSUs granted during the six months ended June 30, 2019 vest on various dates between March 2020 and June 2022.

(2)	PRSUs granted during the six months ended June 30, 2019 vest on April 1, 2022. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.

5. Restructuring and Other Charges, Net
Restructuring and other charges, net for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Severance costs, net	$14,631	$(284)	$17,486	$3,320
Facility and other exit costs	37	528	37	690
Other	1,642	—	4,096	—
Restructuring and other charges, net	$16,310	$244	$21,619	$4,010

Severance costs, net for the three and six months ended June 30, 2019 include a $13.7 million charge related to benefits provided for under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S. We expect the majority of these benefits will be paid during the third quarter of 2019. Other charges for the three and six months ended June 30, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC ("GIGAVAC"). Refer to Note 16, "Acquisitions and Divestitures" for further discussion.
Severance costs, net for the three and six months ended June 30, 2018 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions related to site consolidations.
Changes to the severance portion of our restructuring liability during the six months ended June 30, 2019 were as follows:

Severance
Balance at December 31, 2018	$6,591
Charges	17,486
Payments	(6,004)
Impact of changes in foreign currency exchange rates	(80)
Balance at June 30, 2019	$17,993

6. Other, Net
Other, net consisted of the following for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Currency remeasurement loss on net monetary assets	$(4,326)	$(15,677)	$(2,461)	$(8,929)
Gain/(loss) on foreign currency forward contracts	1,039	5,776	1,517	(550)
(Loss)/gain on commodity forward contracts	(102)	(1,426)	1,021	(4,621)
Loss on debt financing	—	—	—	(2,350)
Net periodic benefit cost, excluding service cost	(287)	(216)	(574)	(514)
Other	122	490	132	1,278
Other, net	$(3,554)	$(11,053)	$(365)	$(15,686)

7. Income Taxes
We recorded provision for income taxes of the following in the periods presented:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Provision for income taxes	$30,841	$23,398	$52,308	$37,524

The increase in the provision for income taxes relates to changes in the jurisdictional mix of profits, effects of changes in tax laws in the locations where we operate, changes in tax accruals related to prior year tax positions, and the utilization of previously unbenefitted net operating losses in our U.S. jurisdiction. The provision for income taxes consists of:

•
current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to interest, royalties, and the repatriation of foreign earnings; and

•
deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (1) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (2) the utilization of net operating losses, (3) changes in tax rates, and (4) changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2019 and 2018 the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic weighted-average ordinary shares outstanding	161,618	171,439	162,433	171,422
Dilutive effect of stock options	568	883	601	905
Dilutive effect of unvested restricted securities	292	371	466	448
Diluted weighted-average ordinary shares outstanding	162,478	172,693	163,500	172,775

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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Anti-dilutive shares excluded	1,358	989	1,185	849
Contingently issuable shares excluded	794	808	635	798

9. Inventories
The components of inventories as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Finished goods	$179,254	$187,095
Work-in-process	104,793	104,405
Raw materials	206,076	200,819
Inventories	$490,123	$492,319

10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2019 and 2018 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$2	$19	$632	$804	$634	$823
Interest cost	399	364	53	70	338	332	790	766
Expected return on plan assets	(451)	(408)	—	—	(176)	(235)	(627)	(643)
Amortization of net loss	245	300	11	—	192	110	448	410
Amortization of prior service (credit)/cost	—	—	(327)	(334)	3	2	(324)	(332)
Loss on settlement	—	15	—	—	—	—	—	15
Net periodic benefit cost/(credit)	$193	$271	$(261)	$(245)	$989	$1,013	$921	$1,039

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2019 and 2018 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$4	$38	$1,363	$1,635	$1,367	$1,673
Interest cost	798	691	106	140	676	674	1,580	1,505
Expected return on plan assets	(902)	(836)	—	—	(351)	(472)	(1,253)	(1,308)
Amortization of net loss	490	600	22	—	383	135	895	735
Amortization of prior service (credit)/cost	—	—	(654)	(668)	6	1	(648)	(667)
Loss on settlement	—	545	—	—	—	—	—	545
Gain on curtailment	—	—	—	—	—	(296)	—	(296)
Net periodic benefit cost/(credit)	$386	$1,000	$(522)	$(490)	$2,077	$1,677	$1,941	$2,187

Components of net periodic benefit cost other than service cost are presented in other, net. Refer to Note 6, "Other, Net."
11. Debt
Our long-term debt and finance lease and other financing obligations as of June 30, 2019 and December 31, 2018 consisted of the following:

	Maturity Date	June 30, 2019	December 31, 2018
Term Loan	October 14, 2021	$913,040	$917,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
Less: discount		(13,820)	(15,169)
Less: deferred financing costs		(23,184)	(23,159)
Less: current portion		(9,901)	(9,704)
Long-term debt, net		$3,216,135	$3,219,762

Finance lease and other financing obligations		$33,822	$35,475
Less: current portion		(3,681)	(4,857)
Finance lease and other financing obligations, less current portion		$30,141	$30,618

On March 27, 2019 certain indirect, wholly-owned subsidiaries of Sensata plc, including Sensata Technologies B.V., entered into the ninth amendment (the "Ninth Amendment") of the credit agreement governing our senior secured credit facilities (as amended, the "Credit Agreement"). Among other changes to the Credit Agreement, the Ninth Amendment (i) extended the maturity date of the $420.0 million revolving credit facility (the "Revolving Credit Facility") to March 27, 2024; (ii) added pounds sterling as an available currency for revolving credit loans and letters of credit under the Revolving Credit Facility; (iii) lowered certain index rate spreads related to the Revolving Credit Facility; (iv) lowered our letter of credit fees; (v) reduced our revolving credit commitment fees; and (vi) modified the senior secured net leverage ratio financial covenant to increase the Revolving Credit Facility utilization threshold above which such financial covenant is tested from 10% to 20%, and deleted the requirement that such financial covenant be tested (regardless of utilization) in determining whether a default exists for purposes of satisfying the conditions to borrowing or other utilization of the Revolving Credit Facility.
In connection with the entry into the Ninth Amendment, we incurred $2.4 million of creditor fees and related third-party costs. We applied the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments in accounting for the amounts paid. As a result, we recorded $2.4 million as an adjustment to the carrying amount of long-term debt.
On June 13, 2019, our subsidiaries that are borrowers under the Credit Agreement entered into an amendment to the Credit Agreement with the administrative agent to correct certain technical and immaterial errors in the Credit Agreement.
As of June 30, 2019 there was $416.1 million available under the Revolving Credit Facility, net of $3.9 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2019 no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018 accrued interest totaled $40.5 million and $40.6 million, respectively.
12. Commitments and Contingencies
We are a defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with our tire pressure monitoring system products. The patent in question has expired, and as a result, the claimant is seeking damages for past alleged infringement with interest and costs. Should the claimant prevail, these amounts could be material. We have denied liability and have been defending the litigation, which is in discovery. Trial is currently expected in February 2020. We do not believe a loss related to this matter is probable. As of June 30, 2019, we have not recorded an accrual for this matter.
We are a defendant in a lawsuit, Metal Seal Precision, Ltd. v. Sensata Technologies Inc., Case No. 2017-0518-BCSI, MA Superior Court (Suffolk County), in which the claimant ("Metal Seal"), a supplier of certain metal parts used in the manufacture of our products, alleges breach of contract, breach of covenant of good faith and fair dealing, and anticipatory repudiation. The dispute arises out of an agreement under which Metal Seal alleges certain purchase requirements were not met, resulting in damages and lost profits. On April 12, 2019 the court granted, in part, our motion for summary judgment and dismissed Metal Seal's unfair trade practices claims. Plaintiff’s damage expert claims that Metal Seal has losses ranging up to $51.0 million. We dispute Metal Seal's claims and continue to defend the lawsuit, with trial currently expected in December 2019. We do not believe a loss related to this matter is probable. As of June 30, 2019, we have not recorded an accrual related to this matter.
13. Shareholders' Equity
On July 30, 2019, our Board of Directors approved a new $500.0 million share repurchase program with terms consistent to those of our previously authorized $250.0 million share repurchase program. The $250.0 million share repurchase program was terminated upon commencement of the new program.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of accumulated other comprehensive loss for the six months ended June 30, 2019:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$9,184	$(35,362)	$(26,178)
Other comprehensive income before reclassifications, net of tax	13,985	—	13,985
Reclassifications from accumulated other comprehensive loss, net of tax	(8,571)	166	(8,405)
Other comprehensive income	5,414	166	5,580
Balance as of June 30, 2019	$14,598	$(35,196)	$(20,598)

The details of the amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 are as follows:

	(Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss				Affected Line in Condensed Consolidated Statements of Operations
	For the three months ended		For the six months ended
Component	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(6,493)	$8,064	$(9,712)	$18,948	Net revenue (1)
Foreign currency forward contracts	(941)	(2,662)	(1,069)	(1,836)	Cost of revenue (1)
Foreign currency forward contracts	—	—	—	1,376	Other, net (1)
Total, before taxes	(7,434)	5,402	(10,781)	18,488	Income before taxes
Income tax effect	1,524	(1,350)	2,210	(4,622)	Provision for income taxes
Total, net of taxes	$(5,910)	$4,052	$(8,571)	$13,866	Net income

Defined benefit and retiree healthcare plans	$124	$93	$247	$317	Other, net (2)
Income tax effect	(41)	(32)	(81)	143	Provision for income taxes
Total, net of taxes	$83	$61	$166	$460	Net income
__________________________

(1)	Refer to Note 15, "Derivative Instruments and Hedging Activities" for additional details on amounts to be reclassified from accumulated other comprehensive loss in future periods.

(2)	Refer to Note 10, "Pension and Other Post-Retirement Benefits" for additional details of net periodic benefit cost.

14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are as shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2019	December 31, 2018
Assets
Foreign currency forward contracts	$21,761	$17,871
Commodity forward contracts	1,397	831
Total	$23,158	$18,702

Liabilities
Foreign currency forward contracts	$3,290	$5,165
Commodity forward contracts	1,913	4,137
Total	$5,203	$9,302

Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2018 and determined that they were not impaired. As of June 30, 2019 no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
We account for our investment in Series B Preferred Stock of Quanergy Systems, Inc. ("Quanergy") under the measurement alternative in FASB ASC Topic 321, Investments - Equity Securities for equity investments without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. No adjustments to the carrying value of this investment were required in the second quarter of 2019 or since the adoption of this guidance. Accordingly, our investment in Quanergy continues to be held at cost of $50.0 million.
On July 12, 2019, we made a $3.7 million investment in Lithium Balance A/S, a battery management company.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$913,040	$915,324	$917,794	$904,027
4.875% Senior Notes	$500,000	$522,500	$500,000	$491,875
5.625% Senior Notes	$400,000	$433,000	$400,000	$400,500
5.0% Senior Notes	$700,000	$731,500	$700,000	$660,625
6.25% Senior Notes	$750,000	$798,750	$750,000	$751,875
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
For the three and six months ended June 30, 2019 and 2018 amounts excluded from the assessment of effectiveness of our foreign currency forward agreements that are designated as cash flow hedges were not material. As of June 30, 2019 we estimate that $17.9 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2020.
As of June 30, 2019 we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
16.0 EUR	June 26, 2019	July 31, 2019	Euro ("EUR") to USD	1.14 USD	Not designated
339.7 EUR	Various from July 2017 to June 2019	Various from July 2019 to May 2021	EUR to USD	1.20 USD	Cash flow hedge
330.0 CNY	June 25, 2019	July 31, 2019	USD to Chinese Renminbi ("CNY")	6.88 CNY	Not designated
542.3 CNY	January 10, 2019	Various from July to December 2019	USD to CNY	6.82 CNY	Cash flow hedge
545.0 JPY	June 26, 2019	July 31, 2019	USD to Japanese Yen ("JPY")	107.35 JPY	Not designated
24,313.6 KRW	Various from August 2017 to June 2019	Various from July 2019 to May 2021	USD to Korean Won ("KRW")	1,100.30 KRW	Cash flow hedge
23.0 MYR	June 25, 2019	July 31, 2019	USD to Malaysian Ringgit ("MYR")	4.12 MYR	Not designated
74.0 MXN	June 26, 2019	July 31, 2019	USD to Mexican Peso ("MXN")	19.29 MXN	Not designated
2,654.2 MXN	Various from August 2017 to June 2019	Various from July 2019 to May 2021	USD to MXN	20.87 MXN	Cash flow hedge
43.6 GBP	Various from August 2017 to June 2019	Various from July 2019 to May 2021	British Pound Sterling ("GBP") to USD	1.33 USD	Cash flow hedge

_________________________

(1)
Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

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
As of June 30, 2019 we had the following outstanding commodity forward contracts:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	848,995 troy oz.	July 2019-April 2021	$15.99
Gold	7,614 troy oz.	July 2019-April 2021	$1,316.24
Nickel	227,693 pounds	July 2019-April 2021	$5.83
Aluminum	3,926,212 pounds	July 2019-April 2021	$0.92
Copper	2,271,886 pounds	July 2019-April 2021	$3.04
Platinum	6,709 troy oz.	July 2019-April 2021	$883.35
Palladium	643 troy oz.	July 2019-April 2021	$1,108.43

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$19,684	$14,608	Accrued expenses and other current liabilities	$2,228	$3,615
Foreign currency forward contracts	Other assets	2,072	3,168	Other long-term liabilities	933	1,134
Total		$21,756	$17,776		$3,161	$4,749

Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$1,084	$524	Accrued expenses and other current liabilities	$1,743	$3,679
Commodity forward contracts	Other assets	313	307	Other long-term liabilities	170	458
Foreign currency forward contracts	Prepaid expenses and other current assets	5	95	Accrued expenses and other current liabilities	129	416
Total		$1,402	$926		$2,042	$4,553

These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended June 30, 2019 and 2018:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2019	2018		2019	2018
Foreign currency forward contracts	$1,209	$33,641	Net revenue	$6,493	$(8,064)
Foreign currency forward contracts	$382	$(8,813)	Cost of revenue	$941	$2,662

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2019	2018
Commodity forward contracts	$(102)	$(1,426)	Other, net
Foreign currency forward contracts	$1,039	$5,776	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the six months ended June 30, 2019 and 2018:

Derivatives designated as hedging instruments	Amount of Deferred Gain Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2019	2018		2019	2018
Foreign currency forward contracts	$10,327	$15,803	Net revenue	$9,712	$(18,948)
Foreign currency forward contracts	$6,460	$4,658	Cost of revenue	$1,069	$1,836
Foreign currency forward contracts	$—	$—	Other, net	$—	$(1,376)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2019	2018
Commodity forward contracts	$1,021	$(4,621)	Other, net
Foreign currency forward contracts	$1,517	$826	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2019 the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $5.2 million. As of June 30, 2019 we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions and Divestitures
GIGAVAC merger
On September 24, 2018 we entered into an agreement and plan of merger with GIGAVAC, whereby GIGAVAC would merge with one of our wholly-owned subsidiaries, thereby becoming a wholly-owned subsidiary of Sensata. On October 31, 2018 we completed the acquisition of GIGAVAC for $233.0 million of cash consideration, subject to working capital and other adjustments, approximately $12.0 million of which related to certain compensation arrangements with certain GIGAVAC employees and shareholders.
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

The following table presents net revenue and segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net revenue:
Performance Sensing	$644,516	$676,217	$1,284,544	$1,339,046
Sensing Solutions	239,210	237,643	469,681	461,107
Total net revenue	$883,726	$913,860	$1,754,225	$1,800,153
Segment operating income (as defined above):
Performance Sensing	$168,072	$187,365	$318,581	$356,775
Sensing Solutions	77,115	79,070	152,084	150,954
Total segment operating income	245,187	266,435	470,665	507,729
Corporate and other	(45,407)	(53,537)	(86,837)	(108,318)
Amortization of intangible assets	(36,031)	(34,594)	(72,174)	(69,663)
Restructuring and other charges, net	(16,310)	(244)	(21,619)	(4,010)
Operating income	147,439	178,060	290,035	325,738
Interest expense, net	(39,608)	(38,321)	(78,861)	(76,750)
Other, net	(3,554)	(11,053)	(365)	(15,686)
Income before taxes	$104,277	$128,686	$210,809	$233,302

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

The table below presents the amounts recognized and location of recognition in our condensed consolidated balance sheet as of June 30, 2019 related to our operating and finance leases:

June 30, 2019
Operating lease right-of-use assets:
Other assets	$52,471
Total operating lease right-of-use assets	$52,471
Operating lease liabilities:
Accrued expenses and other current liabilities	$11,864
Other long-term liabilities	42,062
Total operating lease liabilities	$53,926
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$49,714
Accumulated depreciation	(23,412)
Property, plant and equipment, net	$26,302
Finance lease liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$2,298
Finance lease and other financing obligations, less current portion	29,797
Total finance lease liabilities	$32,095

The table below presents the lease liabilities arising from obtaining right-of-use assets in the six months ended June 30, 2019:

Six months ended
June 30, 2019
Operating leases	$1,882
Finance leases	$—

For finance leases, the consolidated statements of operations include separate recognition of interest on the lease liability and amortization of the right-of-use asset. For operating leases, the consolidated statements of operations include a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. The table below presents our total lease cost for the three and six months ended June 30, 2019:

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$4,244	$8,224

Finance lease cost:
Amortization of right-of-use assets	$452	$904
Interest on lease liabilities	671	1,360
Total finance lease cost	$1,123	$2,264

Short-term lease cost was not material for the three and six months ended June 30, 2019.
Cash flows from operating activities include (1) interest on finance lease liabilities and (2) payments arising from operating leases. Cash flows from financing activities include repayments of the principal portion of finance lease liabilities. The table below presents the cash paid related to our operating and financing leases for the six months ended June 30, 2019:

For the six months ended
June 30, 2019
Operating cash flows from operating leases	$8,090
Operating cash flows from finance leases	$1,206
Financing cash flows from finance leases	$753

We occupy leased facilities with initial terms ranging up to 20 years. These lease agreements frequently include options to renew for additional periods and generally require that we pay taxes, insurance, and maintenance costs. We also lease certain vehicles and equipment. The table below presents the weighted average remaining lease term of our operating and finance leases (in years):

June 30, 2019
Operating leases	8.2
Finance leases	12.8

Our lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using our incremental borrowing rate for a period that is comparable to the remaining lease term. Upon adoption of FASB ASC Topic 842, we initially measured our operating lease liabilities using this methodology, while our accounting for finance leases remained unchanged. We use our incremental borrowing rate, adjusted for collateralization, because the discount rate implicit in our leases are generally not readily determinable. The table below presents our weighted average discount rate as of June 30, 2019:

June 30, 2019
Operating leases	5.8%
Finance leases	8.5%

The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of June 30, 2019:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$7,932	$2,715
2020	13,030	4,541
2021	9,235	4,063
2022	7,266	3,713
2023	5,961	3,772
Thereafter	27,550	36,330
Total undiscounted cash flows related to lease liabilities	70,974	55,134
Less imputed interest	(17,048)	(23,039)
Total lease liabilities	$53,926	$32,095

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
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$644.5	72.9%	$676.2	74.0%	$1,284.5	73.2%	$1,339.0	74.4%
Sensing Solutions	239.2	27.1	237.6	26.0	469.7	26.8	461.1	25.6
Net revenue	883.7	100.0	913.9	100.0	1,754.2	100.0	1,800.2	100.0
Operating costs and expenses	736.3	83.3	735.8	80.5	1,464.2	83.5	1,474.4	81.9
Operating income	147.4	16.7	178.1	19.5	290.0	16.5	325.7	18.1
Interest expense, net	(39.6)	(4.5)	(38.3)	(4.2)	(78.9)	(4.5)	(76.8)	(4.3)
Other, net	(3.6)	(0.4)	(11.1)	(1.2)	(0.4)	0.0	(15.7)	(0.9)
Income before taxes	104.3	11.8	128.7	14.1	210.8	12.0	233.3	13.0
Provision for income taxes	30.8	3.5	23.4	2.6	52.3	3.0	37.5	2.1
Net income	$73.4	8.3%	$105.3	11.5%	$158.5	9.0%	$195.8	10.9%
__________________________
*     Represents the amount presented divided by total net revenue.
Net revenue
The following table presents a reconciliation of organic revenue (decline)/growth, a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"), to reported net revenue (decline)/growth, a financial measure determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2019 compared to the comparable periods of the prior year. Refer to the section entitled Non-GAAP Financial Measures below for further information on our use of organic revenue growth (or decline).

	Three-Month (Decline)/Growth			Six-Month (Decline)/Growth
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Reported net revenue (decline)/growth	(4.7)%	0.7%	(3.3)%	(4.1)%	1.9%	(2.6)%
Percent impact of:
Acquisition and divestiture, net (1)	(3.0)	5.8	(0.7)	(3.2)	5.4	(1.0)
Foreign currency remeasurement (2)	(1.0)	(1.0)	(1.0)	(1.2)	(0.9)	(1.2)
Organic revenue (decline)/growth	(0.7)%	(4.1)%	(1.6)%	0.3%	(2.6)%	(0.4)%
__________________________

(1)
Represents the percentage change in net revenue attributed to the effect of acquisitions and divestitures for the 12 months immediately following the respective transaction dates. The percentage amounts presented relate to the sale of the capital stock of Schrader Bridgeport International, Inc. and August France Holding Company SAS (collectively, the "Valves Business") in August 2018 and the merger with GIGAVAC, LLC ("GIGAVAC") in October 2018, each of which is discussed in Note 16, "Acquisitions and Divestitures" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)
Represents the percentage change in net revenue between the comparative periods attributed to differences in exchange rates used to remeasure foreign denominated revenue transactions into U.S. dollars, which is the functional currency of the Company and each of its subsidiaries. The percentage amounts presented above relate primarily to the U.S. dollar to Chinese Renminbi exchange rates.

Performance Sensing
For the three months ended June 30, 2019, Performance Sensing revenue declined 0.7% on an organic basis. Our automotive business was impacted by market declines, primarily in China and Europe, and price reductions that were in line with historical trends, which were largely offset by content growth, primarily in Europe, China, and North America. In our heavy vehicle and off-road ("HVOR") business, strong content growth in China was partially offset by general weakness in many of the end markets served by our HVOR business.
For the six months ended June 20, 2019, Performance Sensing revenue grew 0.3% on an organic basis. Our automotive business was impacted by market declines, primarily in Asia and Europe, and price reductions that were in line with historical trends, which were largely offset by content growth in all regions that we serve. In our HVOR business, strong content growth in China and in our agriculture and North American on-road truck businesses were partially offset by general weakness in many of the end markets served by our HVOR business.
We continue to expect sustained content growth as we execute on our clean & efficient, electrification, and smart & connected initiatives in our automotive and HVOR businesses. However, we expect global automotive production will remain under pressure for the full year 2019, and expect the HVOR markets we serve in total to further weaken in the second half of 2019.
Sensing Solutions
Sensing Solutions organic revenue decline of 4.1% in the three months ended June 30, 2019 was primarily attributable to weakness in our industrial markets, which is consistent with trends in certain leading indicators of demand, such as the Purchasing Managers Index ("PMI"), in the major markets that we serve, and from a decline in the semiconductor market. This weakness was partially offset by growth in our aerospace business and content growth in our industrial sensing business.
Sensing Solutions organic revenue decline of 2.6% in the six months ended June 30, 2019 was primarily attributable to weakness in our industrial markets, which is consistent with trends in certain leading indicators of demand, such as the PMI, in the major markets that we serve, as well as declines in the semiconductor market. These declines were partially offset by growth in our aerospace business and content growth in our industrial sensing business.
Operating costs and expenses
Operating costs and expenses for the three and six months ended June 30, 2019 and 2018 are presented in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$575.2	65.1%	$582.5	63.7%	$1,156.0	65.9%	$1,165.0	64.7%
Research and development	36.7	4.2	38.0	4.2	71.8	4.1	74.0	4.1
Selling, general and administrative	72.0	8.2	80.5	8.8	142.6	8.1	161.8	9.0
Amortization of intangible assets	36.0	4.1	34.6	3.8	72.2	4.1	69.7	3.9
Restructuring and other charges, net	16.3	1.8	0.2	0.0	21.6	1.2	4.0	0.2
Total operating costs and expenses	$736.3	83.3%	$735.8	80.5%	$1,464.2	83.5%	$1,474.4	81.9%
__________________________
*     Represents the amount presented divided by total net revenue.

Cost of revenue
For the three and six months ended June 30, 2019, cost of revenue as a percentage of net revenue increased, primarily as a result of negative mix due to new product launches, the impact of acquisitions and divestitures, and increased tariff costs, partially offset by the positive impact of changes in foreign currency exchange rates.
Research and development ("R&D") expense
R&D expense declined for the three and six months ended June 30, 2019 and 2018 primarily as a result of the positive impact of changes in foreign currency exchange rates.
Selling, general and administrative ("SG&A") expense
SG&A expense declined for the three and six months ended June 30, 2019 primarily due to lower variable compensation, lower selling costs, the divestiture of the Valves Business, lower costs related to our redomicile in the prior year, and the favorable impact of foreign currency exchange rates, partially offset by additional SG&A expense related to GIGAVAC.
Amortization of intangible assets
The increase in amortization expense for the three and six months ended June 30, 2019 and 2018 was due to the intangible assets acquired with GIGAVAC, partially offset by the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	For the three months ended		For the six months ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Severance costs, net (1)	$14.6	$(0.3)	$17.5	$3.3
Facility and other exit costs	0.0	0.5	0.0	0.7
Other (2)	1.6	—	4.1	—
Restructuring and other charges, net	$16.3	$0.2	$21.6	$4.0
__________________________

(1)
Severance costs, net for the three and six months ended June 30, 2019 include a $13.7 million charge related to benefits provided for under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S. We expect the majority of these benefits will be paid during the third quarter of 2019. Severance costs, net for the three and six months ended June 30, 2018 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions related to site consolidations.

(2)
Other costs for the three and six months ended June 30, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC. Refer to Note 16, "Acquisitions and Divestitures" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Operating income
Operating income decreased $30.6 million, or 17.2%, to $147.4 million (16.7% of net revenue) in the three months ended June 30, 2019 from $178.1 million (19.5% of net revenue) in the three months ended June 30, 2018. The decline in operating income was due primarily to net productivity headwinds, higher restructuring charges, the divestiture of the Valves Business in the third quarter of 2018, and increased tariff costs, partially offset by lower variable compensation.
Operating income decreased $35.7 million, or 11.0%, to $290.0 million (16.5% of net revenue) in the six months ended June 30, 2019 from $325.7 million (18.1% of net revenue) in the six months ended June 30, 2018. The decline in operating income was due primarily to net productivity headwinds, higher restructuring charges, the divestiture of the Valves Business in the third quarter of 2018, and increased tariff costs, partially offset by lower variable compensation and the favorable impact of foreign currency rates.

Other, net
Other, net for the three and six months ended June 30, 2019 and 2018 consisted of the following (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended		For the six months ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Currency remeasurement loss on net monetary assets (1)	$(4.3)	$(15.7)	$(2.5)	$(8.9)
Gain/(loss) on foreign currency forward contracts (2)	1.0	5.8	1.5	(0.6)
(Loss)/gain on commodity forward contracts	(0.1)	(1.4)	1.0	(4.6)
Loss on debt financing	—	—	—	(2.4)
Net periodic benefit cost, excluding service cost	(0.3)	(0.2)	(0.6)	(0.5)
Other	0.1	0.5	0.1	1.3
Other, net	$(3.6)	$(11.1)	$(0.4)	$(15.7)
__________________________

(1)	Relates to the remeasurement of non-U.S. dollar denominated monetary assets and liabilities into U.S. dollars.

(2)
Relates to changes in the fair value of derivative financial instruments not designated as hedges. Refer to Note 15, "Derivative Instruments and Hedging Activities" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

Provision for income taxes
The increase in our total tax provision for the three and six months ended June 30, 2019 compared to the prior year relates to changes in the jurisdictional mix of profits, effects of changes in tax laws in the locations where we operate, changes in tax accruals related to prior year tax positions, and the utilization of previously unbenefitted net operating losses in our U.S. jurisdiction. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on interest and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, the utilization of net operating losses, and changes in tax rates.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth (or decline), which is a non-GAAP financial measure. Organic revenue growth is defined as the reported percentage change in net revenue, calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign exchange rate differences as well as the net impact of acquisitions and divestitures for the 12-month period following the respective transaction date(s). Refer to the Net revenue section above for a reconciliation of organic revenue growth to reported revenue decline.
We believe that organic revenue growth provides investors with helpful information with respect to our operating performance, and we use organic revenue growth to evaluate our ongoing operations, as well as for internal planning and forecasting purposes. We believe that organic revenue growth provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior-year period.
Organic revenue growth should be considered as supplemental in nature and is not intended to be considered in isolation or as a substitute for reported percentage change in net revenue calculated in accordance with U.S. GAAP. In addition, our measure of organic revenue growth may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.

Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018 we held cash and cash equivalents in the following regions:

(in millions)	June 30, 2019	December 31, 2018
United Kingdom	$10.5	$8.8
United States	12.4	4.6
The Netherlands	461.7	482.1
China	118.8	125.2
Other	117.7	109.1
Total	$721.1	$729.8
The amount of cash and cash equivalents held in these geographic regions fluctuates throughout the year due to a variety of factors, such as our use of intercompany loans and dividends and the timing of cash receipts and disbursements in the normal course of business. Our earnings are not considered to be permanently reinvested in certain jurisdictions in which they were earned. We recognize a deferred tax liability on these unremitted earnings to the extent the remittance of such earnings cannot be recovered in a tax-free manner.
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2019 and 2018. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(in millions)	June 30, 2019	June 30, 2018
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$331.9	$357.1
Changes in operating assets and liabilities, net	(79.8)	(103.2)
Operating activities	252.2	253.9
Investing activities	(82.9)	(61.3)
Financing activities	(178.0)	(82.3)
Net change	$(8.8)	$110.3
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $252.2 million and $253.9 million, respectively. Net cash provided by operating activities remained essentially flat as a declines in profitability were offset by improvements in working capital balances.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $82.9 million and $61.3 million, respectively, which included $81.5 million and $66.3 million, respectively, in capital expenditures. In 2019, we anticipate capital expenditures of approximately $150 million to $170 million, which we expect to be funded from net cash provided by operating activities.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2019 and 2018 was $178.0 million and $82.3 million, respectively, which included $168.2 million and $60.1 million, respectively, in payments to repurchase our ordinary shares.
Indebtedness and Liquidity:
As of June 30, 2019 we had $3,296.9 million in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts and deferred financing costs.

A summary of our indebtedness as of June 30, 2019 is as follows:

($ in millions)	Maturity Date	June 30, 2019
Term Loan	October 14, 2021	$913.0
4.875% Senior Notes	October 15, 2023	500.0
5.625% Senior Notes	November 1, 2024	400.0
5.0% Senior Notes	October 1, 2025	700.0
6.25% Senior Notes	February 15, 2026	750.0
Less: discount		(13.8)
Less: deferred financing costs		(23.2)
Less: current portion		(9.9)
Long-term debt, net		$3,216.1

Finance lease and other financing obligations		$33.8
Less: current portion		(3.7)
Finance lease and other financing obligations, less current portion		$30.1
On March 27, 2019 certain indirect, wholly owned subsidiaries of Sensata Technologies Holding plc entered into the ninth amendment (the "Ninth Amendment") of the credit agreement governing our senior secured credit facilities (as amended, the "Credit Agreement"), which governs our senior secured credit facilities. On June 13, 2019, our subsidiaries that are borrowers under the Credit Agreement entered into a technical amendment to the Credit Agreement (the "Technical Amendment"). Refer to Note 11, "Debt" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the Ninth Amendment and the Technical Amendment.
As of June 30, 2019 we had $416.1 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million in letters of credit. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2019, no amounts had been drawn against these outstanding letters of credit.
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
We believe, based on our current level of operations as reflected in our results of operations for the six months ended June 30, 2019, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
In May 2018 we announced that our Board of Directors had authorized a $400.0 million share repurchase program. The program was completed during the three months ended March 31, 2019. Since inception we repurchased approximately 7.6 million ordinary shares under the program.
In October 2018 our Board of Directors authorized a new $250.0 million share repurchase program. Under this program we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders. We repurchased approximately 3.4 million ordinary shares under this program during the six months ended June 30, 2019, for a total purchase price of approximately $167.6 million, which are now held as treasury shares. Remaining availability under this program was $82.4 million as of June 30, 2019.
On July 30, 2019, our Board of Directors approved a new $500.0 million share repurchase program with terms consistent to those of our previously authorized $250.0 million share repurchase program. The $250.0 million share repurchase program was terminated upon commencement of the new program.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under our secured credit facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our secured credit facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2019.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 26, 2019 Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. ("STBV") was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Credit Agreement.
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
As of June 30, 2019 we were in compliance with all covenants and default provisions under our credit arrangements.
Recently Issued Accounting Pronouncements
In February 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. We adopted the provisions of FASB ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method. Refer to Note 2, "New Accounting Pronouncements" and Note 18, "Leases," each of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of this adoption. We do not expect adoption of FASB ASU No. 2016-02 to have a material impact on our future results of operations.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
April 1 through April 30, 2019	137,522	(1)	$46.93	—	$99.8
May 1 through May 31, 2019	1,117	(1)	$43.73	—	$99.8
June 1 through June 30, 2019	379,101		$46.03	379,101	$82.4
Total	517,740		$46.26	379,101	$82.4
__________________________

(1)
Consists of ordinary shares withheld to cover withholding tax obligations for employees upon the vesting of restricted securities. These withholdings took place outside of a public announced repurchase plan.

(2)
Other than shares withheld to cover required tax withholding upon the vesting of restricted securities, all purchases during the three months ended June 30, 2019 were conducted pursuant to a $250.0 million share repurchase program authorized by our Board of Directors and publicly announced on October 30, 2018. On July 30, 2019 our Board of Directors approved a new $500.0 million share repurchase program, which replaces the $250.0 million program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Technical Amendment to Credit Agreement dated as of June 13, 2019, to the Credit Agreement dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC and Morgan Stanley Senior Funding, Inc. as administrative agent on behalf of the lenders party to the Credit Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2019
SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)