Form 10-Q
period 2019-09-30
Sensata Technologies Holding plc
filed 2019-10-30
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 18, 2019, 158,853,596 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$721,386	$729,833
Accounts receivable, net of allowances of $15,969 and $13,762 as of September 30, 2019 and December 31, 2018, respectively	596,814	581,769
Inventories	502,939	492,319
Prepaid expenses and other current assets	128,447	113,234
Total current assets	1,949,586	1,917,155
Property, plant and equipment, net	817,040	787,178
Goodwill	3,104,447	3,081,302
Other intangible assets, net of accumulated amortization of $2,004,646 and $1,896,861 as of September 30, 2019 and December 31, 2018, respectively	790,692	897,191
Deferred income tax assets	25,599	27,971
Other assets	156,210	86,890
Total assets	$6,843,574	$6,797,687
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$7,863	$14,561
Accounts payable	365,823	379,824
Income taxes payable	29,753	27,429
Accrued expenses and other current liabilities	217,064	218,130
Total current liabilities	620,503	639,944
Deferred income tax liabilities	246,216	225,694
Pension and other post-retirement benefit obligations	29,249	33,958
Finance lease and other financing obligations, less current portion	29,415	30,618
Long-term debt, net	3,219,412	3,219,762
Other long-term liabilities	95,891	39,277
Total liabilities	4,240,686	4,189,253
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 172,427 and 171,719 shares issued, as of September 30, 2019 and December 31, 2018, respectively	2,211	2,203
Treasury shares, at cost, 13,084 and 7,571 shares as of September 30, 2019 and December 31, 2018, respectively	(665,263)	(399,417)
Additional paid-in capital	1,716,682	1,691,190
Retained earnings	1,562,856	1,340,636
Accumulated other comprehensive loss	(13,598)	(26,178)
Total shareholders’ equity	2,602,888	2,608,434
Total liabilities and shareholders’ equity	$6,843,574	$6,797,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net revenue	$849,715	$873,552	$2,603,940	$2,673,705
Operating costs and expenses:
Cost of revenue	554,910	558,334	1,710,951	1,723,300
Research and development	38,189	37,800	109,970	111,781
Selling, general and administrative	68,158	73,886	210,733	235,681
Amortization of intangible assets	35,905	33,911	108,079	103,574
Restructuring and other charges, net	6,421	(52,698)	28,040	(48,688)
Total operating costs and expenses	703,583	651,233	2,167,773	2,125,648
Operating income	146,132	222,319	436,167	548,057
Interest expense, net	(39,556)	(38,058)	(118,417)	(114,808)
Other, net	(7,560)	(10,581)	(7,925)	(26,267)
Income before taxes	99,016	173,680	309,825	406,982
Provision for income taxes	28,341	24,562	80,649	62,086
Net income	$70,675	$149,118	$229,176	$344,896
Basic net income per share:	$0.44	$0.89	$1.42	$2.03
Diluted net income per share:	$0.44	$0.88	$1.41	$2.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$70,675	$149,118	$229,176	$344,896
Other comprehensive income, net of tax:
Cash flow hedges	6,917	10,343	12,331	39,555
Defined benefit and retiree healthcare plans	83	3,610	249	4,648
Other comprehensive income	7,000	13,953	12,580	44,203
Comprehensive income	$77,675	$163,071	$241,756	$389,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$229,176	$344,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,354	79,518
Amortization of debt issuance costs	5,573	5,480
Gain on sale of business	—	(63,688)
Share-based compensation	15,188	17,813
Loss on debt financing	4,364	2,350
Amortization of intangible assets	108,079	103,574
Deferred income taxes	20,313	9,547
Unrealized loss on derivative instruments and other	23,545	9,020
Changes in operating assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(12,119)	(78,611)
Inventories	(7,192)	(65,370)
Prepaid expenses and other current assets	4,281	(13,350)
Accounts payable and accrued expenses	(40,092)	84,082
Income taxes payable	2,028	(8,910)
Other	(3,971)	(6,212)
Net cash provided by operating activities	433,527	420,139
Cash flows from investing activities:
Acquisitions, net of cash received	(32,315)	—
Additions to property, plant and equipment and capitalized software	(123,206)	(111,275)
Proceeds from the sale of business, net of cash sold	—	149,136
Other	(5,003)	5,000
Net cash (used in)/provided by investing activities	(160,524)	42,861
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	10,309	6,051
Payment of employee restricted stock tax withholdings	(6,953)	(3,673)
Proceeds from issuance of debt	450,000	—
Payments on debt	(461,190)	(14,094)
Payments to repurchase ordinary shares	(265,846)	(399,417)
Payments of debt and equity issuance costs	(7,770)	(9,931)
Other	—	16,369
Net cash used in financing activities	(281,450)	(404,695)
Net change in cash and cash equivalents	(8,447)	58,305
Cash and cash equivalents, beginning of period	729,833	753,089
Cash and cash equivalents, end of period	$721,386	$811,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2019	172,325	$2,209	(10,986)	$(567,615)	$1,710,711	$1,492,356	$(20,598)	$2,617,063
Surrender of shares for tax withholding	—	—	(4)	(175)	—	—	—	(175)
Stock options exercised	93	2	—	—	3,208	—	—	3,210
Vesting of restricted securities	13	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(2,098)	(97,648)	—	—	—	(97,648)
Retirement of ordinary shares	(4)	—	4	175	—	(175)	—	—
Share-based compensation	—	—	—	—	2,763	—	—	2,763
Net income	—	—	—	—	—	70,675	—	70,675
Other comprehensive income	—	—	—	—	—	—	7,000	7,000
Balance as of September 30, 2019	172,427	$2,211	(13,084)	$(665,263)	$1,716,682	$1,562,856	$(13,598)	$2,602,888

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(148)	(6,953)	—	—	—	(6,953)
Stock options exercised	405	5	—	—	10,304	—	—	10,309
Vesting of restricted securities	451	5	—	—	—	(5)	—	—
Repurchase of ordinary shares	—	—	(5,513)	(265,846)	—	—	—	(265,846)
Retirement of ordinary shares	(148)	(2)	148	6,953	—	(6,951)	—	—
Share-based compensation	—	—	—	—	15,188	—	—	15,188
Net income	—	—	—	—	—	229,176	—	229,176
Other comprehensive income	—	—	—	—	—	—	12,580	12,580
Balance as of September 30, 2019	172,427	$2,211	(13,084)	$(665,263)	$1,716,682	$1,562,856	$(13,598)	$2,602,888

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2018	171,634	$2,202	(1,137)	$(60,105)	$1,676,172	$937,452	$(32,914)	$2,522,807
Surrender of shares for tax withholding	—	—	(1)	(33)	—	—	—	(33)
Stock options exercised	83	1	—	—	2,653	—	—	2,654
Vesting of restricted securities	2	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(6,434)	(339,312)	—	—	—	(339,312)
Retirement of ordinary shares	(1)	—	1	33	—	(33)	—	—
Share-based compensation	—	—	—	—	6,311	—	—	6,311
Net income	—	—	—	—	—	149,118	—	149,118
Other comprehensive income	—	—	—	—	—	—	13,953	13,953
Balance as of September 30, 2018	171,718	$2,203	(7,571)	$(399,417)	$1,685,136	$1,086,537	$(18,961)	$2,355,498

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2017	178,437	$2,289	(7,076)	$(288,478)	$1,663,367	$1,031,612	$(63,164)	$2,345,626
Surrender of shares for tax withholding	—	—	(71)	(3,674)	—	—	—	(3,674)
Stock options exercised	113	2	58	2,250	3,956	(157)	—	6,051
Vesting of restricted securities	257	2	—	—	—	(2)	—	—
Repurchase of ordinary shares	—	—	(7,571)	(399,417)	—	—	—	(399,417)
Retirement of ordinary shares	(7,089)	(90)	7,089	289,902	—	(289,812)	—	—
Share-based compensation	—	—	—	—	17,813	—	—	17,813
Net income	—	—	—	—	—	344,896	—	344,896
Other comprehensive income	—	—	—	—	—	—	44,203	44,203
Balance as of September 30, 2018	171,718	$2,203	(7,571)	$(399,417)	$1,685,136	$1,086,537	$(18,961)	$2,355,498
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
3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019			For the three months ended September 30, 2018
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$493,675	$10,738	$504,413	$507,961	$11,544	$519,505
HVOR (1)	134,918	—	134,918	141,650	—	141,650
Appliance and HVAC (2)	—	49,724	49,724	—	53,505	53,505
Industrial	—	83,718	83,718	—	84,057	84,057
Aerospace	—	41,962	41,962	—	41,062	41,062
Other	—	34,980	34,980	—	33,773	33,773
Total	$628,593	$221,122	$849,715	$649,611	$223,941	$873,552

__________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the nine months ended September 30, 2019			For the nine months ended September 30, 2018
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,483,986	$32,838	$1,516,824	$1,570,340	$38,402	$1,608,742
HVOR	429,151	—	429,151	418,317	—	418,317
Appliance and HVAC	—	157,260	157,260	—	164,432	164,432
Industrial	—	272,177	272,177	—	253,289	253,289
Aerospace	—	129,843	129,843	—	123,268	123,268
Other	—	98,685	98,685	—	105,657	105,657
Total	$1,913,137	$690,803	$2,603,940	$1,988,657	$685,048	$2,673,705

4. Share-Based Payment Plans
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within selling, general and administrative expense in the condensed consolidated statements of operations, during the identified periods:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock options	$1,499	$1,381	$4,987	$4,459
Restricted securities	1,264	4,930	10,201	13,354
Share-based compensation expense	$2,763	$6,311	$15,188	$17,813

Equity Awards
Awards granted in or after April 2019 permit accelerated vesting for qualified retirements.
We granted the following options under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan") during the nine months ended September 30, 2019:

Options Granted To:	Number of Options Granted (in thousands)	Weighted- Average Grant Date Fair Value	Vesting Period
Various executives and employees	382	$13.90	25% per year over four years
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the 2010 Equity Plan during the nine months ended September 30, 2019:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	257	N/A	$47.98
Directors	RSU (1)	28	N/A	$43.92
Various executives and employees	PRSU (2)	138	0.0% - 172.5%	$46.92
Various executives and employees	PRSU (2)	76	0.0% - 150.0%	$46.92
__________________________

(1)	RSUs granted during the nine months ended September 30, 2019 vest on various dates between March 2020 and August 2022.

(2)	PRSUs granted during the nine months ended September 30, 2019 vest in April and August 2022. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.

5. Restructuring and Other Charges, Net
Restructuring and other charges, net for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Severance costs, net (1)	$5,549	$4,888	$23,035	$8,208
Facility and other exit costs	208	187	245	877
Gain on sale of Valves Business (2) (4)	—	(63,688)	—	(63,688)
Other (3) (4)	664	5,915	4,760	5,915
Restructuring and other charges, net	$6,421	$(52,698)	$28,040	$(48,688)

___________________________________

(1)
Severance costs, net for the three and nine months ended September 30, 2019 and 2018 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions related to site consolidations. Severance costs, net for the three months ended September 30, 2019 primarily comprise termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany. Severance costs, net for the nine months ended September 30, 2019 also included a charge of approximately $13 million related to benefits provided for under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S. The majority of these benefits were paid in the third quarter of 2019.

(2)
In the three months ended September 30, 2018 we completed the sale of the capital stock of Schrader Bridgeport International, Inc. and August France Holding Company SAS (collectively, the "Valves Business").

(3)
Other charges in the three and nine months ended September 30, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC ("GIGAVAC"). Other charges in the three and nine months ended September 30, 2018 included incremental direct costs in order to transact the sale of the Valves Business.

(4)	Refer to Note 16, "Acquisitions and Divestitures," for further discussion of the acquisition of GIGAVAC and the divestiture of the Valves Business.
Changes to the severance portion of our restructuring liability during the nine months ended September 30, 2019 were as follows:

Severance
Balance at December 31, 2018	$6,591
Charges, net of reversals	23,035
Payments	(18,283)
Impact of changes in foreign currency exchange rates	(251)
Balance at September 30, 2019	$11,092

6. Other, Net
Other, net consisted of the following for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Currency remeasurement loss on net monetary assets	$(6,031)	$(9,568)	$(8,492)	$(18,497)
Gain on foreign currency forward contracts	1,289	3,668	2,806	3,118
Gain/(loss) on commodity forward contracts	1,786	(4,233)	2,807	(8,854)
Loss on debt financing	(4,364)	—	(4,364)	(2,350)
Net periodic benefit cost, excluding service cost	(272)	(285)	(846)	(799)
Other	32	(163)	164	1,115
Other, net	$(7,560)	$(10,581)	$(7,925)	$(26,267)

7. Income Taxes
We recorded provision for income taxes of the following in the periods presented:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Provision for income taxes	$28,341	$24,562	$80,649	$62,086

The increase in the provision for income taxes relates to changes in the jurisdictional mix of profits, effects of changes in tax laws and rates in the locations where we operate, changes in tax accruals related to prior year tax positions, and the utilization of previously unbenefited net operating losses in our U.S. jurisdiction. The provision for income taxes consists of:

•
current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and

•
deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (1) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (2) the utilization of net operating losses, (3) changes in tax rates, and (4) changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2019 and 2018 the weighted-average ordinary shares outstanding for basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Basic weighted-average ordinary shares outstanding	160,458	167,290	161,774	170,045
Dilutive effect of stock options	530	886	578	898
Dilutive effect of unvested restricted securities	320	418	417	438
Diluted weighted-average ordinary shares outstanding	161,308	168,594	162,769	171,381

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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares are as follows:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Anti-dilutive shares excluded	1,381	983	1,251	894
Contingently issuable shares excluded	767	807	679	801

9. Inventories
The components of inventories as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Finished goods	$193,143	$187,095
Work-in-process	103,536	104,405
Raw materials	206,260	200,819
Inventories	$502,939	$492,319

10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2019 and 2018 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$2	$9	$715	$757	$717	$766
Interest cost	394	387	48	45	332	327	774	759
Expected return on plan assets	(442)	(415)	—	—	(175)	(230)	(617)	(645)
Amortization of net loss	242	235	7	20	191	237	440	492
Amortization of prior service (credit)/cost	—	—	(327)	(530)	2	2	(325)	(528)
Loss on settlement	—	207	—	—	—	—	—	207
Net periodic benefit cost/(credit)	$194	$414	$(270)	$(456)	$1,065	$1,093	$989	$1,051

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2019 and 2018 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$6	$47	$2,078	$2,392	$2,084	$2,439
Interest cost	1,192	1,078	154	185	1,008	1,001	2,354	2,264
Expected return on plan assets	(1,344)	(1,251)	—	—	(526)	(702)	(1,870)	(1,953)
Amortization of net loss	732	835	29	20	574	372	1,335	1,227
Amortization of prior service (credit)/cost	—	—	(981)	(1,198)	8	3	(973)	(1,195)
Loss on settlement	—	752	—	—	—	—	—	752
Gain on curtailment	—	—	—	—	—	(296)	—	(296)
Net periodic benefit cost/(credit)	$580	$1,414	$(792)	$(946)	$3,142	$2,770	$2,930	$3,238

Components of net periodic benefit cost other than service cost are presented in other, net. Refer to Note 6, "Other, Net."
11. Debt
Our long-term debt and finance lease and other financing obligations as of September 30, 2019 and December 31, 2018 consisted of the following:

	Maturity Date	September 30, 2019	December 31, 2018
Term Loan	September 20, 2026	$461,883	$917,794
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
4.375% Senior Notes	February 15, 2030	450,000	—
Less: discount		(12,296)	(15,169)
Less: deferred financing costs		(25,545)	(23,159)
Less: current portion		(4,630)	(9,704)
Long-term debt, net		$3,219,412	$3,219,762

Finance lease and other financing obligations		$32,648	$35,475
Less: current portion		(3,233)	(4,857)
Finance lease and other financing obligations, less current portion		$29,415	$30,618

Our debt consists of a secured facility and various tranches of senior unsecured notes.
Secured Credit Facility
The credit agreement governing our secured credit facility (the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), a $420.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability under which additional secured credit facilities could be issued under certain circumstances.
On March 27, 2019 certain indirect, wholly-owned subsidiaries of Sensata plc, including Sensata Technologies B.V. ("STBV"), entered into the ninth amendment (the "Ninth Amendment") of the Credit Agreement. Among other changes to the Credit Agreement, the Ninth Amendment (i) extended the maturity date of the Revolving Credit Facility to March 27, 2024; (ii) added pounds sterling as an available currency for revolving credit loans and letters of credit under the Revolving Credit Facility; (iii) lowered certain index rate spreads related to the Revolving Credit Facility; (iv) lowered our letter of credit fees; (v) reduced our revolving credit commitment fees; and (vi) modified the senior secured net leverage ratio financial covenant to increase the Revolving Credit Facility utilization threshold above which such financial covenant is tested from 10% to 20%.
On June 13, 2019, our subsidiaries that were at the time borrowers under the Credit Agreement entered into an amendment to the Credit Agreement with the administrative agent to correct certain technical and immaterial errors in the Credit Agreement.
On September 20, 2019 certain of our subsidiaries, including STBV and its indirect, wholly-owned subsidiary, Sensata Technologies Inc. ("STI"), entered into the tenth amendment of the Credit Agreement (the "Tenth Amendment"). Under the terms of the Tenth Amendment, among other changes to the Credit Agreement, (i) the final maturity date of the Term Loan was extended to September 20, 2026; (ii) STI became the sole borrower under the Credit Agreement and assumed substantially all of the obligations of STBV and Sensata Technologies Finance Company, LLC ("STFC") thereunder; (iii) the permission to incur incremental additional indebtedness under the Credit Agreement was increased; and (iv) certain of the operational and restrictive covenants and other terms and conditions of the Senior Secured Credit Facilities to which STBV and its restricted subsidiaries are subject were modified to provide us with increased flexibility and permissions thereunder (including permission to make restricted payments (including dividends) in an amount equal to $50.0 million annually, which can be further increased to an unlimited amount subject to no default or event of default and compliance with certain financial covenants).
In addition, under the Tenth Amendment, STBV became a guarantor of STI’s obligations under the Credit Agreement, STFC ceased to be a guarantor with respect to the Credit Agreement, and certain subsidiaries of STBV that previously guaranteed the obligations under the Credit Agreement (the ‘‘Released Guarantors’’) were released from their guarantees, subject to satisfaction of certain conditions.
As of September 30, 2019 there was $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2019 no amounts had been drawn against these outstanding letters of credit.
Senior Notes
We have various tranches of senior notes outstanding. Prior to September 20, 2019 these consisted of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"), $400.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), $700.0 million in aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and $750.0 million in aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes" and together with each tranche of senior notes outstanding prior to September 20, 2019, the "Existing Senior Notes").
On September 20, 2019, coincident with the entry into the Tenth Amendment, STI issued $450.0 million in aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"). The proceeds of the issuance of the 4.375% Senior Notes were used to partially repay the Term Loan. The 4.375% Senior Notes were issued under an indenture dated September 20, 2019 among STI, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "Guarantors"). The 4.375% Senior Notes were offered at par, and interest is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2020.
At any time, and from time to time, STI may redeem the 4.375% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption, and, for redemptions occurring prior to November 15, 2029, a "make-whole" premium. Beginning on November 15, 2029, the "make-whole" premium will be eliminated. In addition, upon the occurrence of certain specific kinds of changes in control, STI will be required to offer to repurchase the notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STI may, at its option, redeem the 4.375% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, premium, if any, and all additional amounts (as described in the indenture governing the 4.375% Senior Notes), if any, then due and which will become due on the date of redemption.
Upon consummation of the Tenth Amendment, the guarantees of the Released Guarantors under the Existing Senior Notes were released (the "Guarantees Release"). Accordingly, as of September 20, 2019, the 4.375% Senior Notes are guaranteed by STBV and all of the subsidiaries of STBV (other than STI) that guarantee the Existing Senior Notes and the Credit Agreement, in each case, giving effect to the Guarantees Release.
Accounting for Debt Financing Transactions
We accounted for our debt financing transactions in accordance with our policies as disclosed in Note 2, "Significant Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2018.
In connection with the entry into the Ninth Amendment, we incurred $2.4 million of creditor fees and related third-party costs, which were recorded as an adjustment to the carrying amount of long-term debt.
In connection with of the issuance of the 4.375% Senior Notes, the entry into the Tenth Amendment, and the subsequent partial repayment of the Term Loan, we recognized a loss of $4.4 million, presented in the other, net line of our condensed consolidated statement of operations, as well as $5.0 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018 accrued interest totaled $45.5 million and $40.6 million, respectively.
12. Commitments and Contingencies
We are a defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with our tire pressure monitoring system products. The patent in question has expired, and as a result, the claimant is seeking damages for past alleged infringement with interest and costs. Should the claimant prevail, these amounts could be material. We have denied liability and have been defending the litigation, which is in discovery. Trial is currently expected in February 2020. We do not believe a loss related to this matter is probable. As of September 30, 2019, we have no accrual recorded related to this matter.
We are a defendant in a lawsuit, Metal Seal Precision, Ltd. v. Sensata Technologies Inc., Case No. 2017-0518-BCSI, MA Superior Court (Suffolk County), in which the claimant ("Metal Seal"), a supplier of certain metal parts used in the manufacture of our products, alleges breach of contract, breach of covenant of good faith and fair dealing, and anticipatory repudiation. The dispute arises out of an agreement under which Metal Seal alleges certain purchase requirements were not met, resulting in damages and lost profits. On April 12, 2019 the court granted, in part, our motion for summary judgment and dismissed Metal Seal's unfair trade practices claims. Plaintiff’s damage expert claims that Metal Seal has losses ranging up to $51.0 million. We dispute Metal Seal's claims and continue to defend the lawsuit, with trial currently expected in December 2019. We do not believe a loss related to this matter is probable. As of September 30, 2019, we have no accrual recorded related to this matter.
13. Shareholders' Equity
On July 30, 2019, our Board of Directors approved a new $500.0 million share repurchase program with terms consistent to those of our previously authorized $250.0 million share repurchase program. The $250.0 million share repurchase program was terminated upon commencement of the new program.

Accumulated Other Comprehensive Loss
The following is a roll forward of the components of accumulated other comprehensive loss for the nine months ended September 30, 2019:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$9,184	$(35,362)	$(26,178)
Other comprehensive income before reclassifications, net of tax	27,725	—	27,725
Reclassifications from accumulated other comprehensive loss, net of tax	(15,394)	249	(15,145)
Other comprehensive income	12,331	249	12,580
Balance at September 30, 2019	$21,515	$(35,113)	$(13,598)

The details of the (gain)/loss reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2019	2018	2019	2018
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(7,615)	$1,490	$(17,327)	$20,438	Net revenue (1)
Foreign currency forward contracts	(968)	(1,353)	(2,037)	(3,189)	Cost of revenue (1)
Foreign currency forward contracts	—	—	—	1,376	Other, net (1)
Total, before taxes	(8,583)	137	(19,364)	18,625	Income before taxes
Income tax effect	1,760	(34)	3,970	(4,656)	Provision for income taxes
Total, net of taxes	$(6,823)	$103	$(15,394)	$13,969	Net income

Defined benefit and retiree healthcare plans	$115	$171	$362	$488	Other, net (2)
Defined benefit and retiree healthcare plans	—	228	—	228	Restructuring and other charges, net (3)
Total, before taxes	115	399	362	716	Income before taxes
Income tax effect	(32)	(32)	(113)	111	Provision for income taxes
Total, net of taxes	$83	$367	$249	$827	Net income
__________________________

(1)	Refer to Note 15, "Derivative Instruments and Hedging Activities" for additional details on amounts to be reclassified from accumulated other comprehensive loss in future periods.

(2)	Refer to Note 10, "Pension and Other Post-Retirement Benefits" for additional details of net periodic benefit cost.

(3)
Amount represents an equity component of the Valves Business, which was sold in the third quarter of 2018. Refer to Note 5, "Restructuring and Other Charges, Net" and Note 16, "Acquisitions and Divestitures" for additional information related to the divestiture of the Valves Business.

14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are as shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2019	December 31, 2018
Assets
Foreign currency forward contracts	$31,388	$17,871
Commodity forward contracts	2,799	831
Total	$34,187	$18,702

Liabilities
Foreign currency forward contracts	$4,006	$5,165
Commodity forward contracts	1,506	4,137
Total	$5,512	$9,302

Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2018 and determined that they were not impaired. As of September 30, 2019 no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$461,883	$464,770	$917,794	$904,027
4.875% Senior Notes	$500,000	$524,375	$500,000	$491,875
5.625% Senior Notes	$400,000	$434,000	$400,000	$400,500
5.0% Senior Notes	$700,000	$748,125	$700,000	$660,625
6.25% Senior Notes	$750,000	$796,875	$750,000	$751,875
4.375% Senior Notes	$450,000	$448,875	$—	$—
___________________________________
(1)    Excluding any related debt discounts and deferred financing costs.
Cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value because of their short-term nature.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values, and as such measure them using the measurement alternative prescribed in FASB ASC Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no impairments or changes resulting from observable transactions for any of these investments, and no adjustments have been made to their carrying values.

Refer to the table below for a detail of the carrying values of these investments, each of which are included in other assets.

	September 30, 2019	December 31, 2018
Quanergy Systems, Inc	$50,000	$50,000
Lithium Balance (1)	3,700	—
Total	$53,700	$50,000
___________________________________
(1)    Our investment in Lithium Balance A/S ("Lithium Balance") was purchased in July 2019.
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
For the three and nine months ended September 30, 2019 and 2018 amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of September 30, 2019 we estimate that $24.7 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2020.
As of September 30, 2019 we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
12.0 EUR	September 26, 2019	October 31, 2019	Euro ("EUR") to USD	1.10 USD	Not designated
339.7 EUR	Various from July 2017 to September 2019	Various from October 2019 to August 2021	EUR to USD	1.19 USD	Cash flow hedge
379.0 CNY	September 25, 2019	October 31, 2019	USD to Chinese Renminbi ("CNY")	7.14 CNY	Not designated
271.1 CNY	January 10, 2019	Various from October to December 2019	USD to CNY	6.82 CNY	Cash flow hedge
709.0 JPY	September 26, 2019	October 31, 2019	USD to Japanese Yen ("JPY")	107.20 JPY	Not designated
23,821.4 KRW	Various from November 2017 to September 2019	Various from October 2019 to August 2021	USD to Korean Won ("KRW")	1,119.73 KRW	Cash flow hedge
22.0 MYR	September 25, 2019	October 31, 2019	USD to Malaysian Ringgit ("MYR")	4.21 MYR	Not designated
131.0 MXN	September 26, 2019	October 31, 2019	USD to Mexican Peso ("MXN")	19.67 MXN	Not designated
2,823.8 MXN	Various from November 2017 to September 2019	Various from October 2019 to August 2021	USD to MXN	20.88 MXN	Cash flow hedge
47.8 GBP	Various from November 2017 to September 2019	Various from October 2019 to August 2021	British Pound Sterling ("GBP") to USD	1.31 USD	Cash flow hedge

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

As of September 30, 2019 we had the following outstanding commodity forward contracts:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	888,764 troy oz.	October 2019-September 2021	$16.42
Gold	8,116 troy oz.	October 2019-September 2021	$1,373.99
Nickel	236,380 pounds	October 2019-September 2021	$6.15
Aluminum	3,680,177 pounds	October 2019-September 2021	$0.90
Copper	2,406,213 pounds	October 2019-September 2021	$2.89
Platinum	7,171 troy oz.	October 2019-September 2021	$894.43
Palladium	823 troy oz.	October 2019-September 2021	$1,330.48

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$27,433	$14,608	Accrued expenses and other current liabilities	$2,956	$3,615
Foreign currency forward contracts	Other assets	3,902	3,168	Other long-term liabilities	652	1,134
Total		$31,335	$17,776		$3,608	$4,749

Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$2,320	$524	Accrued expenses and other current liabilities	$1,154	$3,679
Commodity forward contracts	Other assets	479	307	Other long-term liabilities	352	458
Foreign currency forward contracts	Prepaid expenses and other current assets	53	95	Accrued expenses and other current liabilities	398	416
Total		$2,852	$926		$1,904	$4,553

These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2019 and 2018:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2019	2018		2019	2018
Foreign currency forward contracts	$19,797	$7,190	Net revenue	$7,615	$(1,490)
Foreign currency forward contracts	$(2,514)	$6,464	Cost of revenue	$968	$1,353

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2019	2018
Commodity forward contracts	$1,786	$(4,233)	Other, net
Foreign currency forward contracts	$1,289	$3,668	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2019 and 2018:

Derivatives designated as hedging instruments	Amount of Deferred Gain Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2019	2018		2019	2018
Foreign currency forward contracts	$30,124	$22,993	Net revenue	$17,327	$(20,438)
Foreign currency forward contracts	$3,946	$11,122	Cost of revenue	$2,037	$3,189
Foreign currency forward contracts	$—	$—	Other, net	$—	$(1,376)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2019	2018
Commodity forward contracts	$2,807	$(8,854)	Other, net
Foreign currency forward contracts	$2,806	$4,494	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2019 the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $5.5 million. As of September 30, 2019 we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions and Divestitures
Other acquisition
On September 13, 2019 we completed one acquisition for approximately $30 million, net of cash acquired and subject to customary post-closing adjustments. We are in the process of completing our assessment of the fair values of assets acquired and liabilities assumed.
GIGAVAC merger
On September 24, 2018 we entered into an agreement and plan of merger with GIGAVAC, whereby GIGAVAC would merge with one of our wholly-owned subsidiaries, thereby becoming a wholly-owned subsidiary of Sensata. On October 31, 2018 we completed the acquisition of GIGAVAC for $229.9 million of cash consideration, approximately $12.0 million of which related to certain compensation arrangements with certain GIGAVAC employees and shareholders.
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
Valves Business Divestiture
On August 31, 2018 we completed the divestiture of the Valves Business to Pacific Industrial Co. Ltd. (together with its affiliates, "Pacific"). Contemporaneous with the closing of the sale, Sensata and Pacific entered into a long-term supply agreement, which imposes an obligation on us to purchase minimum quantities of product from Pacific over a period of nearly five years.
In exchange for selling the Valves Business and entering into the long-term supply agreement, we received cash consideration from Pacific of approximately $165.5 million, net of $11.8 million of cash and cash equivalents sold.
We determined that the terms of the long-term supply agreement entered into concurrent with the divestiture of the Valves Business were not at market. Accordingly, we recognized a liability of $16.4 million, measured at fair value, which represented the fair value of the off-market component of the supply agreement.
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
The following table presents net revenue and segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net revenue:
Performance Sensing	$628,593	$649,611	$1,913,137	$1,988,657
Sensing Solutions	221,122	223,941	690,803	685,048
Total net revenue	$849,715	$873,552	$2,603,940	$2,673,705
Segment operating income (as defined above):
Performance Sensing	$165,076	$178,391	$483,657	$535,166
Sensing Solutions	70,952	73,295	223,036	224,249
Total segment operating income	236,028	251,686	706,693	759,415
Corporate and other	(47,570)	(48,154)	(134,407)	(156,472)
Amortization of intangible assets	(35,905)	(33,911)	(108,079)	(103,574)
Restructuring and other charges, net	(6,421)	52,698	(28,040)	48,688
Operating income	146,132	222,319	436,167	548,057
Interest expense, net	(39,556)	(38,058)	(118,417)	(114,808)
Other, net	(7,560)	(10,581)	(7,925)	(26,267)
Income before taxes	$99,016	$173,680	$309,825	$406,982

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

The table below presents the amounts recognized and location of recognition in our condensed consolidated balance sheet as of September 30, 2019 related to our operating and finance leases:

September 30, 2019
Operating lease right-of-use assets:
Other assets	$56,200
Total operating lease right-of-use assets	$56,200
Operating lease liabilities:
Accrued expenses and other current liabilities	$10,773
Other long-term liabilities	45,695
Total operating lease liabilities	$56,468
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$49,714
Accumulated depreciation	(23,864)
Property, plant and equipment, net	$25,850
Finance lease liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$2,116
Finance lease and other financing obligations, less current portion	29,209
Total finance lease liabilities	$31,325

The table below presents the lease liabilities arising from obtaining right-of-use assets in the nine months ended September 30, 2019:

For the nine months ended
September 30, 2019
Operating leases	$3,837
Finance leases	$—

For finance leases, the consolidated statements of operations include separate recognition of interest on the lease liability and amortization of the right-of-use asset. For operating leases, the consolidated statements of operations include a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. The table below presents our total lease cost for the three and nine months ended September 30, 2019:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$3,817	$12,041

Finance lease cost:
Amortization of right-of-use assets	$452	$1,356
Interest on lease liabilities	671	2,031
Total finance lease cost	$1,123	$3,387

Short-term lease cost was not material for the three and nine months ended September 30, 2019.

Cash flows from operating activities include (1) interest on finance lease liabilities and (2) payments arising from operating leases. Cash flows from financing activities include repayments of the principal portion of finance lease liabilities. The table below presents the cash paid related to our operating and finance leases for the nine months ended September 30, 2019:

For the nine months ended
September 30, 2019
Operating cash flows from operating leases	$11,887
Operating cash flows from finance leases	$1,961
Financing cash flows from finance leases	$1,264

We occupy leased facilities with initial terms ranging up to 20 years. These lease agreements frequently include options to renew for additional periods and generally require that we pay taxes, insurance, and maintenance costs. We also lease certain vehicles and equipment. The table below presents the weighted-average remaining lease term of our operating and finance leases (in years):

September 30, 2019
Operating leases	8.1
Finance leases	12.7

Our lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using our incremental borrowing rate for a period that is comparable to the remaining lease term. Upon adoption of FASB ASC Topic 842, we initially measured our operating lease liabilities using this methodology, while our accounting for finance leases remained unchanged. We use our incremental borrowing rate, adjusted for collateralization, because the discount rate implicit in our leases are generally not readily determinable. The table below presents our weighted-average discount rate as of September 30, 2019:

September 30, 2019
Operating leases	5.7%
Finance leases	8.5%

The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of September 30, 2019:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$3,869	$1,434
2020	13,861	4,513
2021	10,317	4,035
2022	8,344	3,685
2023	7,080	3,744
Thereafter	29,960	36,228
Total undiscounted cash flows related to lease liabilities	73,431	53,639
Less imputed interest	(16,963)	(22,314)
Total lease liabilities	$56,468	$31,325

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on February 6, 2019, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$628.6	74.0%	$649.6	74.4%	$1,913.1	73.5%	$1,988.7	74.4%
Sensing Solutions	221.1	26.0	223.9	25.6	690.8	26.5	685.0	25.6
Net revenue	849.7	100.0	873.6	100.0	2,603.9	100.0	2,673.7	100.0
Operating costs and expenses	703.6	82.8	651.2	74.5	2,167.8	83.2	2,125.6	79.5
Operating income	146.1	17.2	222.3	25.5	436.2	16.8	548.1	20.5
Interest expense, net	(39.6)	(4.7)	(38.1)	(4.4)	(118.4)	(4.5)	(114.8)	(4.3)
Other, net	(7.6)	(0.9)	(10.6)	(1.2)	(7.9)	(0.3)	(26.3)	(1.0)
Income before taxes	99.0	11.7	173.7	19.9	309.8	11.9	407.0	15.2
Provision for income taxes	28.3	3.3	24.6	2.8	80.6	3.1	62.1	2.3
Net income	$70.7	8.3%	$149.1	17.1%	$229.2	8.8%	$344.9	12.9%
__________________________
*     Represents the amount presented divided by total net revenue.
Net revenue
The following table presents a reconciliation of organic revenue decline, a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"), to reported net revenue (decline)/growth, a financial measure determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2019 compared to the comparable periods of the prior year. Refer to the section entitled Non-GAAP Financial Measures below for further information on our use of organic revenue growth (or decline).

	Three-Month (Decline)/Growth			Nine-Month (Decline)/Growth
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Reported net revenue (decline)/growth	(3.2)%	(1.3)%	(2.7)%	(3.8)%	0.8%	(2.6)%
Percent impact of:
Acquisition and divestiture, net (1)	(1.2)	5.6	0.4	(2.6)	5.5	(0.5)
Foreign currency remeasurement (2)	(0.3)	(0.6)	(0.3)	(0.9)	(0.9)	(0.9)
Organic revenue decline	(1.7)%	(6.3)%	(2.8)%	(0.3)%	(3.8)%	(1.2)%
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

(2)
Represents the percentage change in net revenue between the comparative periods attributed to differences in exchange rates used to remeasure foreign currency denominated revenue transactions into U.S. dollars, which is the functional currency of the Company and each of its subsidiaries. The percentage amounts presented above relate primarily to the U.S. dollar to Chinese Renminbi exchange rates.

Performance Sensing
For the three months ended September 30, 2019, Performance Sensing net revenue declined 3.2%, or 1.7% on an organic basis. Continued weakness across many of the markets served by our heavy vehicle and off-road ("HVOR") business was partially offset by content growth, namely in China. In our automotive business, weakness in Europe was partially offset by our outgrowth (i.e. the combined impact of content and pricing) of the markets in Asia (primarily China) from increased content on systems and applications we serve. In addition, our North American automotive business generated organic revenue growth despite the impact of the General Motors strike.
For the nine months ended September 30, 2019, Performance Sensing net revenue declined 3.8%, or 0.3% on an organic basis. In our automotive business, we continue to outgrow end markets, which declined principally in China and Europe, largely due to content growth. In our HVOR business, content growth in China as well as the agriculture and North America on-road truck markets more than offset general market weakness.
We continue to expect sustained content growth as we execute on our clean & efficient and electrification initiatives in our automotive and HVOR businesses. However, we expect global automotive production will remain under pressure for the full year 2019, and we expect our HVOR markets, in aggregate, to further weaken in the fourth quarter of 2019.
Sensing Solutions
For the three months ended September 30, 2019, Sensing Solutions net revenue declined 1.3%, or 6.3% on an organic basis. This organic revenue decline was due mainly to weakness in the industrial markets we serve, partially offset by content growth in our aerospace business.
For the nine months ended September 30, 2019, Sensing Solutions net revenue grew 0.8%, but declined 3.8% on an organic basis. This organic revenue decline was primarily attributable to weakness in the industrial markets we serve partially offset by content and market growth in our aerospace business.
Weakness in the industrial markets we serve is consistent with trends in certain indicators of demand, such as global manufacturing Purchasing Managers' Index ("PMI") data, which is signaling continued demand contraction, consistent with slowing customer production and reductions in inventory. Our industrial growth in China is particularly weak as exports out of China have slowed as a result of tariffs and global trade actions.
Operating costs and expenses
Operating costs and expenses for the three and nine months ended September 30, 2019 and 2018 are presented in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$554.9	65.3%	$558.3	63.9%	$1,711.0	65.7%	$1,723.3	64.5%
Research and development	38.2	4.5	37.8	4.3	110.0	4.2	111.8	4.2
Selling, general and administrative	68.2	8.0	73.9	8.5	210.7	8.1	235.7	8.8
Amortization of intangible assets	35.9	4.2	33.9	3.9	108.1	4.2	103.6	3.9
Restructuring and other charges, net	6.4	0.8	(52.7)	(6.0)	28.0	1.1	(48.7)	(1.8)
Total operating costs and expenses	$703.6	82.8%	$651.2	74.5%	$2,167.8	83.2%	$2,125.6	79.5%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three and nine months ended September 30, 2019, cost of revenue as a percentage of net revenue increased from the prior periods, primarily as a result of organic revenue decline, negative mix due to new product launches, the impact of acquisitio ns and divestitures, and increased tariff costs, partially offset by the positive impact of changes in foreign currency exchange rates and lower variable compensation.
Research and development ("R&D") expense
For the three months ended September 30, 2019, R&D expense was relatively consistent with the prior period as increased spend was offset by the positive impact of changes in foreign currency exchange rates.
For the nine months ended September 30, 2019, R&D expense declined from the prior period, primarily as a result of the positive impact of changes in foreign currency exchange rates.
Selling, general and administrative ("SG&A") expense
For the three and nine months ended September 30, 2019, SG&A expense declined from the prior periods, primarily due to lower variable compensation, lower selling costs, the divestiture of the Valves Business, and the favorable impact of foreign currency exchange rates, partially offset by additional SG&A expense related to GIGAVAC. In addition, the nine months ended September 30, 2019 was favorably impacted by lower costs related to our redomicile in the prior year.
Amortization of intangible assets
For the three and nine months ended September 30, 2019, amortization expense increased from the prior periods due to the intangible assets acquired with GIGAVAC, partially offset by the effect of the economic benefit method.
Restructuring and other charges, net
Restructuring and other charges, net for the three and nine months ended September 30, 2019 and 2018 consisted of the following (amounts have been calculated based on unrounded numbers: accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended		For the nine months ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Severance costs, net (1)	$5.5	$4.9	$23.0	$8.2
Facility and other exit costs	0.2	0.2	0.2	0.9
Gain on sale of Valves Business (2) (4)	—	(63.7)	—	(63.7)
Other (3) (4)	0.7	5.9	4.8	5.9
Restructuring and other charges, net	$6.4	$(52.7)	$28.0	$(48.7)
__________________________

(1)
Severance costs, net for the three and nine months ended September 30, 2019 and 2018 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions as well as the elimination of certain positions related to site consolidations. Severance costs, net for the three months ended September 30, 2019 primarily comprise termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany. Severance costs, net for the nine months ended September 30, 2019 also included a charge of approximately $13 million related to benefits provided for under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S. The majority of these benefits were paid in the third quarter of 2019.

(2)	In the three months ended September 30, 2018 we completed the divestiture of the Valves Business.

(3)
Other charges for the three and nine months ended September 30, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC. Other charges for the three and nine months ended September 30, 2018 included incremental direct costs in order to transact the sale of the Valves Business.

(4)
Refer to Note 16, "Acquisitions and Divestitures" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the acquisition of GIGAVAC and the divestiture of the Valves Business.

Operating income
Operating income decreased $76.2 million, or 34.3%, to $146.1 million (17.2% of net revenue) in the three months ended September 30, 2019 from $222.3 million (25.5% of net revenue) in the three months ended September 30, 2018. The decline in operating income was due primarily to the divestiture of the Valves Business in the third quarter of 2018 (including the gain on sale), lower volume, and net productivity headwinds partly due to the scaling up of new product launches, partially offset by lower variable compensation, the impact of the acquisition of GIGAVAC, and the overall favorable impact of foreign currency exchange rates.
Operating income decreased $111.9 million, or 20.4%, to $436.2 million (16.8% of net revenue) in the nine months ended September 30, 2019 from $548.1 million (20.5% of net revenue) in the nine months ended September 30, 2018. The decline in operating income was due primarily to the divestiture of the Valves Business in the third quarter of 2018 (including the gain on sale), net productivity headwinds partly due to the scaling up of new product launches, higher severance charges, and the impact of increased tariffs, partially offset by lower variable compensation, the favorable impact of foreign currency rates, and the impact of the acquisition of GIGAVAC.
Other, net
Other, net for the three and nine months ended September 30, 2019 and 2018 consisted of the following (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended		For the nine months ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Currency remeasurement loss on net monetary assets (1)	$(6.0)	$(9.6)	$(8.5)	$(18.5)
Gain on foreign currency forward contracts (2)	1.3	3.7	2.8	3.1
Gain/(loss) on commodity forward contracts	1.8	(4.2)	2.8	(8.9)
Loss on debt financing	(4.4)	—	(4.4)	(2.4)
Net periodic benefit cost, excluding service cost	(0.3)	(0.3)	(0.8)	(0.8)
Other	0.0	(0.2)	0.2	1.1
Other, net	$(7.6)	$(10.6)	$(7.9)	$(26.3)
__________________________

(1)	Relates to the remeasurement of non-U.S. dollar denominated monetary assets and liabilities into U.S. dollars.

(2)
Relates to changes in the fair value of derivative financial instruments not designated as hedges. Refer to Note 15, "Derivative Instruments and Hedging Activities" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

Provision for income taxes
The increase in our total tax provision for the three and nine months ended September 30, 2019 compared to the prior year relates to changes in the jurisdictional mix of profits, effects of changes in tax laws and rates in the locations where we operate, changes in tax accruals related to prior year tax positions, and the utilization of previously unbenefited net operating losses in our U.S. jurisdiction. The provision for income taxes consists of (i) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes on management fees and royalty income; and (ii) deferred tax expense, which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, the utilization of net operating losses, and changes in tax rates.
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
Liquidity and Capital Resources
As of September 30, 2019 and December 31, 2018 we held cash and cash equivalents in the following regions:

(in millions)	September 30, 2019	December 31, 2018
United Kingdom	$12.8	$8.8
United States	11.1	4.6
The Netherlands	381.1	482.1
China	200.3	125.2
Other	116.1	109.1
Total	$721.4	$729.8
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
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2019 and 2018. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(in millions)	September 30, 2019	September 30, 2018
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$490.6	$508.5
Changes in operating assets and liabilities, net	(57.1)	(88.4)
Operating activities	433.5	420.1
Investing activities	(160.5)	42.9
Financing activities	(281.5)	(404.7)
Net change	$(8.4)	$58.3
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $433.5 million and $420.1 million, respectively. Net cash provided by operating activities was favorably impacted by the timing of cash receipts and payments, partially offset by lower profitability.
Investing activities. Net cash (used in)/provided by investing activities for the nine months ended September 30, 2019 and 2018 was $(160.5) million and $42.9 million, respectively, which included $123.2 million and $111.3 million, respectively, in capital expenditures. In 2019, we anticipate capital expenditures of approximately $160.0 million to $170.0 million, which we expect to be funded from net cash provided by operating activities. In addition, net cash used in investing activities for the nine months ended September 30, 2019 included $32.3 million paid for acquisitions, which relates primarily to a small acquisition in the third quarter of 2019. Net cash provided by investing activities for the nine months ended September 30, 2018 included $149.1 million received related to the divestiture of the Valves Business. Refer to Note 16, "Acquisitions and Divestitures" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of these transactions.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2019 and 2018 was $281.5 million and $404.7 million, respectively, which included $265.8 million and $399.4 million, respectively, in payments to repurchase our ordinary shares. Net cash used in financing activities for the nine months ended September 30, 2019 also included $461.2 million in payments on debt, partially offset by $450.0 million in proceeds from the issuance of debt. The debt related cash flows resulted from the issuance of $450.0 million in aggregate principal amount of 4.375% senior notes due 2030

(the "4.375% Senior Notes"), the proceeds of which were used to partially repay the balance due on the term loan outstanding under our secured credit facilities. Refer to Note 11, "Debt" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of this transaction.
Indebtedness and Liquidity:
As of September 30, 2019, we had $3,294.5 million in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts and deferred financing costs.
A summary of our indebtedness as of September 30, 2019 is as follows:

($ in millions)	Maturity Date	September 30, 2019
Term Loan	September 20, 2026	$461.9
4.875% Senior Notes	October 15, 2023	500.0
5.625% Senior Notes	November 1, 2024	400.0
5.0% Senior Notes	October 1, 2025	700.0
6.25% Senior Notes	February 15, 2026	750.0
4.375% Senior Notes	February 15, 2030	450.0
Less: discount		(12.3)
Less: deferred financing costs		(25.5)
Less: current portion		(4.6)
Long-term debt, net		$3,219.4

Finance lease and other financing obligations		$32.6
Less: current portion		(3.2)
Finance lease and other financing obligations, less current portion		$29.4
Our debt consists of a secured facility and various tranches of senior unsecured notes.
Secured Credit Facility
The credit agreement governing our secured credit facility (the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), a $420.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability under which additional secured credit facilities could be issued under certain circumstances (the "Accordion").
On March 27, 2019 certain indirect, wholly owned subsidiaries of Sensata Technologies Holding plc entered into the ninth amendment (the "Ninth Amendment") of the Credit Agreement. On June 13, 2019, our subsidiaries that were at the time borrowers under the Credit Agreement entered into a technical amendment to the Credit Agreement (the "Technical Amendment"). Refer to Note 11, "Debt" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the Ninth Amendment and the Technical Amendment.
On September 20, 2019 certain of our subsidiaries, including Sensata Technologies B.V. ("STBV") and its indirect, wholly-owned subsidiary, Sensata Technologies Inc. ("STI"), entered into the tenth amendment of the Credit Agreement (the "Tenth Amendment"). Under the terms of the Tenth Amendment, among other changes to the Credit Agreement, (i) the final maturity date of the Term Loan was extended to September 20, 2026; (ii) STI became the sole borrower under the Credit Agreement and assumed substantially all of the obligations of STBV and Sensata Technologies Finance Company, LLC ("STFC") thereunder; (iii) the permission to incur incremental additional indebtedness under the Credit Agreement was increased; and (iv) certain of the operational and restrictive covenants and other terms and conditions of the Senior Secured Credit Facilities to which STBV and its restricted subsidiaries are subject were modified to provide us with increased flexibility and permissions thereunder (including permission to make restricted payments (including dividends) in an amount equal to $50.0 million annually which can be further increased to an unlimited amount subject to no default or event of default and compliance with certain financial covenants).
In addition, under the Tenth Amendment, STBV became a guarantor of STI’s obligations under the Credit Agreement, STFC ceased to be a guarantor with respect to the Credit Agreement, and certain subsidiaries of STBV that previously guaranteed the obligations under the Credit Agreement (the ‘‘Released Guarantors’’) were released from their guarantees, subject to satisfaction of certain conditions.
As of September 30, 2019 there was $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2019, no amounts had been drawn against these outstanding letters of credit.
Senior Notes
We have various tranches of senior notes outstanding. Prior to September 20, 2019 these consisted of $500.0 million in aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"), $400.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), $700.0 million in aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and $750.0 million in aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes" and together with each tranche of senior notes outstanding prior to September 20, 2019, the "Existing Senior Notes").
On September 20, 2019, coincident with the entry into the Tenth Amendment, STI issued the 4.375% Senior Notes. The proceeds of the issuance of the 4.375% Senior Notes were used to partially repay the Term Loan. The 4.375% Senior Notes were issued under an indenture dated September 20, 2019 among STI, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "Guarantors"). The 4.375% Senior Notes were offered at par, and interest is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2020.
At any time, and from time to time, STI may redeem the 4.375% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, and, for redemptions occurring prior to November 15, 2029, a "make-whole" premium. Beginning on November 15, 2029, the "make-whole" premium will be eliminated. In addition, upon the occurrence of certain specific kinds of changes in control, STI will be required to offer to repurchase the notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STI may, at its option, redeem the 4.375% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, premium, if any, and all additional amounts (as described in the indenture governing the 4.375% Senior Notes), if any, then due and which will become due on the date of redemption.
Upon consummation of the Tenth Amendment, the guarantees of the Released Guarantors under the Existing Senior Notes were released (the "Guarantees Release"). Accordingly, as of September 20, 2019, the 4.375% Senior Notes are guaranteed by STBV and all of the subsidiaries of STBV (other than STI) that guarantee the Existing Senior Notes and the Credit Agreement, in each case, giving effect to the Guarantees Release.
Capital Resources
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In addition, the Senior Secured Credit Facilities provide for the Accordion, under which additional secured debt may be issued or the capacity of the Revolving Credit Facility may be increased. Subject to certain limitations as set forth in the indentures under which our senior notes were issued, availability under the Accordion is unlimited so long as our senior secured leverage ratio (as defined in the Credit Agreement) does not exceed 2.5:1.0; if our senior secured leverage ratio exceeds 2.5:1.0 we would be limited to the greater of $920.0 million or the measure of EBITDA as set forth in the Credit Agreement.
We believe, based on our current level of operations as reflected in our results of operations for the nine months ended September 30, 2019, and taking into consideration the restrictions and covenants discussed below, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
The Credit Agreement stipulates certain events and conditions that may require us to use excess cash flow, as defined by the terms of the Credit Agreement, generated by operating, investing, or financing activities, to prepay some or all of the outstanding borrowings under our secured credit facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our secured credit facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2019.
The Credit Agreement and the indentures under which our senior notes were issued contain restrictions and covenants that limit the ability of STBV and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7,

"Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 18, 2019 Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our borrowing costs, but will not reduce availability under the Revolving Credit Facility.
On July 30, 2019, our Board of Directors approved a new $500.0 million share repurchase program, which replaced the previously authorized $250.0 million share repurchase program. Under this program we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions are completed pursuant to an agreement and with a third party approved by our shareholders. During the nine months ended September 30, 2019, we repurchased approximately 5.5 million ordinary shares under our share repurchase programs for a total purchase price of approximately $265.8 million, which are now held as treasury shares. Remaining availability under this program was $421.6 million as of September 30, 2019.
Recently Issued Accounting Pronouncements
In February 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. We adopted the provisions of FASB ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method. Refer to Note 2, "New Accounting Standards" and Note 18, "Leases," each of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional discussion of this adoption. We do not expect adoption of FASB ASU No. 2016-02 to have a material impact on our future results of operations.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As discussed in Part I, Item 3—"Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2018, we are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to patent infringement allegations or for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreements with vendors and customers. Information on certain legal proceedings in which we are involved is included in Note 12, "Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, or cash flows.

Item 1A.	Risk Factors.
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors disclosed therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
July 1 through July 31, 2019	405,704	(1)	$47.96	401,916	$500.0
August 1 through August 31, 2019	1,042,396		$44.85	1,042,396	$453.2
September 1 through September 30, 2019	653,943		$48.34	653,943	$421.6
Quarter total	2,102,043		$46.54	2,098,255	$421.6
__________________________

(1)
Upon the vesting of restricted securities, we collect and pay withholding tax for employees by withholding shares to cover such tax. The number of shares presented includes 3,788 shares withheld in this manner with an aggregate value of $175 thousand, based on the closing price of our ordinary shares on the date of withholding. These withholdings took place outside of a publicly announced repurchase plan.

(2)
Other than shares withheld to cover required tax withholding upon the vesting of restricted securities, all purchases during the three months ended September 30, 2019 were conducted pursuant to a $250.0 million share repurchase program authorized by our Board of Directors and publicly announced on October 30, 2018 (the "October 2018 Program") or a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on July 30, 2019 (the "July 2019 Program"). The October 2018 Program was terminated upon the authorization of the July 2019 Program, and no further purchases will be made pursuant to it. The July 2019 Program does not have an established expiration date.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

4.1
Indenture, dated as of September 20, 2019, among Sensata Technologies, Inc., the Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2019).

4.2	Form of 4.375% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2019) (included as Exhibit A thereto).

10.1	Amended and Restated Employment Agreement dated August 1, 2019 between Paul Chawla and Sensata Technologies, Inc. *

10.2	Letter Agreement dated August 1, 2019 between Steven Beringhause and Sensata Technologies, Inc. *

10.3
Amendment No. 10 to Credit Agreement and Amendment No. 1 to Domestic Guaranty and Foreign Guaranty, dated as of September 20, 2019, by and among Sensata Technologies Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other guarantors party thereto, Morgan Stanley Senior Funding, Inc., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2019

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)