Form 10-Q
period 2020-03-31
Sensata Technologies Holding plc
filed 2020-04-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 15, 2020, 157,161,723 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$802,971	$774,119
Accounts receivable, net of allowances of $15,832 and $15,129 as of March 31, 2020 and December 31, 2019, respectively	536,416	557,874
Inventories	514,274	506,678
Prepaid expenses and other current assets	115,887	126,981
Total current assets	1,969,548	1,965,652
Property, plant and equipment, net	824,553	830,998
Goodwill	3,093,598	3,093,598
Other intangible assets, net of accumulated amortization of $2,072,227 and $2,039,436 as of March 31, 2020 and December 31, 2019, respectively	738,244	770,904
Deferred income tax assets	27,293	21,150
Other assets	159,582	152,217
Total assets	$6,812,818	$6,834,519
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$7,095	$6,918
Accounts payable	345,787	376,968
Income taxes payable	19,390	35,234
Accrued expenses and other current liabilities	248,789	215,626
Total current liabilities	621,061	634,746
Deferred income tax liabilities	247,960	251,033
Pension and other post-retirement benefit obligations	33,716	36,100
Finance lease and other financing obligations, less current portion	28,280	28,810
Long-term debt, net	3,220,359	3,219,885
Other long-term liabilities	123,645	90,190
Total liabilities	4,275,021	4,260,764
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 172,596 and 172,561 shares issued, as of March 31, 2020 and December 31, 2019, respectively	2,212	2,212
Treasury shares, at cost, 15,631 and 14,733 shares as of March 31, 2020 and December 31, 2019, respectively	(784,596)	(749,421)
Additional paid-in capital	1,731,884	1,725,091
Retained earnings	1,624,773	1,616,357
Accumulated other comprehensive loss	(36,476)	(20,484)
Total shareholders’ equity	2,537,797	2,573,755
Total liabilities and shareholders’ equity	$6,812,818	$6,834,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Net revenue	$774,269	$870,499
Operating costs and expenses:
Cost of revenue	566,406	580,806
Research and development	34,453	35,096
Selling, general and administrative	77,221	70,549
Amortization of intangible assets	33,092	36,143
Restructuring and other charges, net	4,498	5,309
Total operating costs and expenses	715,670	727,903
Operating income	58,599	142,596
Interest expense, net	(39,403)	(39,253)
Other, net	(12,281)	3,189
Income before taxes	6,915	106,532
(Benefit from)/provision for income taxes	(1,516)	21,467
Net income	$8,431	$85,065
Basic net income per share:	$0.05	$0.52
Diluted net income per share:	$0.05	$0.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Net income	$8,431	$85,065
Other comprehensive (loss)/income, net of tax:
Cash flow hedges	(19,334)	10,060
Defined benefit and retiree healthcare plans	3,342	83
Other comprehensive (loss)/income	(15,992)	10,143
Comprehensive (loss)/income	$(7,561)	$95,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$8,431	$85,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,679	27,208
Amortization of debt issuance costs	1,631	1,836
Share-based compensation	6,084	5,940
Amortization of intangible assets	33,092	36,143
Deferred income taxes	(4,100)	5,113
Loss on litigation judgment	29,200	—
Unrealized loss on derivative instruments and other	11,040	6,204
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	21,458	(51,237)
Inventories	(7,596)	8,183
Prepaid expenses and other current assets	5,625	3,028
Accounts payable and accrued expenses	(19,962)	(14,917)
Income taxes payable	(15,844)	(781)
Other	(5,194)	908
Net cash provided by operating activities	98,544	112,693
Cash flows from investing activities:
Acquisitions, net of cash received	—	(1,681)
Additions to property, plant and equipment and capitalized software	(29,547)	(41,690)
Other	(3,289)	1,000
Net cash used in investing activities	(32,836)	(42,371)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	709	5,813
Payment of employee restricted stock tax withholdings	(15)	(275)
Payments on debt	(2,375)	(4,157)
Payments to repurchase ordinary shares	(35,175)	(150,749)
Payments of debt and equity issuance costs	—	(1,269)
Net cash used in financing activities	(36,856)	(150,637)
Net change in cash and cash equivalents	28,852	(80,315)
Cash and cash equivalents, beginning of period	774,119	729,833
Cash and cash equivalents, end of period	$802,971	$649,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	—	(15)	—	—	—	(15)
Stock options exercised	34	—	—	—	709	—	—	709
Vesting of restricted securities	1	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	—	—	—	15	—	(15)	—	—
Share-based compensation	—	—	—	—	6,084	—	—	6,084
Net income	—	—	—	—	—	8,431	—	8,431
Other comprehensive loss	—	—	—	—	—	—	(15,992)	(15,992)
Balance as of March 31, 2020	172,596	$2,212	(15,631)	$(784,596)	$1,731,884	$1,624,773	$(36,476)	$2,537,797

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(6)	(275)	—	—	—	(275)
Stock options exercised	248	3	—	—	5,810	—	—	5,813
Vesting of restricted securities	26	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(3,036)	(150,749)	—	—	—	(150,749)
Retirement of ordinary shares	(6)	—	6	275	—	(275)	—	—
Share-based compensation	—	—	—	—	5,940	—	—	5,940
Net income	—	—	—	—	—	85,065	—	85,065
Other comprehensive income	—	—	—	—	—	—	10,143	10,143
Balance as of March 31, 2019	171,987	$2,206	(10,607)	$(550,166)	$1,702,940	$1,425,426	$(16,035)	$2,564,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive (loss)/income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
All U.S. dollar ("USD") and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
2. New Accounting Standards
There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$437,703	$8,236	$445,939	$492,015	$11,428	$503,443
HVOR (1)	130,986	—	130,986	148,013	—	148,013
Industrial	—	80,599	80,599	—	92,641	92,641
Appliance and HVAC (2)	—	45,396	45,396	—	51,704	51,704
Aerospace	—	42,124	42,124	—	42,979	42,979
Other	—	29,225	29,225	—	31,719	31,719
Total	$568,689	$205,580	$774,269	$640,028	$230,471	$870,499

________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2020 and 2019.

	For the three months ended
	March 31, 2020	March 31, 2019
Stock options	$2,489	$1,524
Restricted securities	3,595	4,416
Share-based compensation expense	$6,084	$5,940

5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019
Severance costs, net (1)	$3,897	$2,855
Other (2)	601	2,454
Restructuring and other charges, net	$4,498	$5,309

___________________________________

(1)
Severance costs, net for the three months ended March 31, 2020 were primarily related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland. Severance costs for the three months ended March 31, 2019 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions.

(2)	Other charges in the three months ended March 31, 2020 and 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC.
The following table presents changes to the severance portion of our restructuring liability during the three months ended March 31, 2020:

Severance
Balance at December 31, 2019	$14,779
Charges, net of reversals	3,897
Payments	(5,356)
Foreign currency remeasurement	(500)
Balance at March 31, 2020	$12,820

6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019
Currency remeasurement gain on net monetary assets	$1,553	$1,865
(Loss)/gain on foreign currency forward contracts	(3,781)	478
(Loss)/gain on commodity forward contracts	(5,575)	1,123
Net periodic benefit cost, excluding service cost	(4,381)	(287)
Other	(97)	10
Other, net	$(12,281)	$3,189

7. Income Taxes
The following table presents the (benefit from)/provision for income taxes for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019
(Benefit from)/provision for income taxes	$(1,516)	$21,467

The decrease in total tax from the prior period was predominantly related to the overall decrease in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
In response to the global financial and health crisis caused by the coronavirus pandemic ("COVID-19"), the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020. Federal limitations on interest deductions were reduced in connection with this legislation, and we recorded a deferred tax benefit of

$7.5 million in the three months ended March 31, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The (benefit from)/provision for income taxes consists of:

•
current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and

•
deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (1) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (2) changes in net operating loss carryforwards, (3) changes in tax rates, and (4) changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2020 and 2019 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2020	March 31, 2019
Basic weighted-average ordinary shares outstanding	157,599	163,247
Dilutive effect of stock options	334	635
Dilutive effect of unvested restricted securities	452	639
Diluted weighted-average ordinary shares outstanding	158,385	164,521

Net income and net income per share are presented in the condensed consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2020	March 31, 2019
Anti-dilutive shares excluded	1,385	1,013
Contingently issuable shares excluded	596	477

9. Inventories
The following table presents the components of inventories as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Finished goods	$205,819	$197,531
Work-in-process	100,057	104,007
Raw materials	208,398	205,140
Inventories	$514,274	$506,678

10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2020 and 2019 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$2	$2	$769	$731	$771	$733
Interest cost	267	399	37	53	315	338	619	790
Expected return on plan assets	(433)	(451)	—	—	(174)	(175)	(607)	(626)
Amortization of net loss	295	245	10	11	236	191	541	447
Amortization of prior service (credit)/cost	—	—	(196)	(327)	2	3	(194)	(324)
Loss on settlement	4,022	—	—	—	—	—	4,022	—
Net periodic benefit cost/(credit)	$4,151	$193	$(147)	$(261)	$1,148	$1,088	$5,152	$1,020

Components of net periodic benefit cost/(credit) other than service cost are presented in other, net. Refer to Note 6, "Other, Net."
11. Debt
Our long-term debt and finance lease and other financing obligations as of March 31, 2020 and December 31, 2019 consisted of the following:

	Maturity Date	March 31, 2020	December 31, 2019
Term Loan	September 20, 2026	$459,568	$460,725
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
Less: discount		(11,220)	(11,758)
Less: deferred financing costs		(23,359)	(24,452)
Less: current portion		(4,630)	(4,630)
Long-term debt, net		$3,220,359	$3,219,885

Finance lease and other financing obligations		$30,745	$31,098
Less: current portion		(2,465)	(2,288)
Finance lease and other financing obligations, less current portion		$28,280	$28,810

As of March 31, 2020 there was $416.1 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2020, no amounts had been drawn against these outstanding letters of credit.
In order to enhance our financial flexibility in light of COVID-19, we executed a $400.0 million drawdown on the Revolving Credit Facility on April 1, 2020.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, accrued interest totaled $47.1 million and $42.8 million, respectively.

12. Commitments and Contingencies
We are a defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with certain of our tire pressure monitoring system products. The patent in question has expired, and as a result, the claimant seeks damages for past alleged infringement with interest and costs. The asserted patent is the U.S. counterpart of a German patent that had been previously asserted against Schrader. Schrader succeeded in proving that German patent to be invalid. On February 14, 2020, the federal jury trial related to this lawsuit concluded, and the jury found Schrader International Inc. liable for damages in the amount of $31.2 million. As a result, we recorded a loss of $29.2 million in the three months ended March 31, 2020 through cost of revenue. We continue to deny any wrongdoing, have filed post-trial motions, and intend to appeal the jury's decision, including any final circuit court order against us. As of March 31, 2020, we have recorded an accrual of $31.2 million related to this matter in other long-term liabilities, based on timing of expected payment if our appeal is unsuccessful.
13. Shareholders' Equity
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs. The authorized amount of our various share repurchase programs may be modified or terminated by our Board of Directors at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of March 31, 2020. On April 2, 2020, we announced a temporary suspension of this share repurchase program to enhance our financial flexibility in light of the uncertainties surrounding COVID-19.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the three months ended March 31, 2020 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$16,546	$(37,030)	$(20,484)
Other comprehensive loss before reclassifications, net of tax	(13,041)	—	(13,041)
Reclassifications from accumulated other comprehensive loss, net of tax	(6,293)	3,342	(2,951)
Other comprehensive (loss)/income	(19,334)	3,342	(15,992)
Balance at March 31, 2020	$(2,788)	$(33,688)	$(36,476)

The details of the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 are as follows:

	For the three months ended March 31,
Component	2020	2019
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(6,623)	$(3,219)	Net revenue (1)
Foreign currency forward contracts	(1,768)	(128)	Cost of revenue (1)
Total, before taxes	(8,391)	(3,347)	Income before taxes
Income tax effect	2,098	686	(Benefit from)/provision for income taxes
Total, net of taxes	$(6,293)	$(2,661)	Net income

Defined benefit and retiree healthcare plans	$4,369	$123	Other, net (2)
Income tax effect	(1,027)	(40)	(Benefit from)/provision for income taxes
Total, net of taxes	$3,342	$83	Net income
__________________________

(1)	Refer to Note 15, "Derivative Instruments and Hedging Activities" for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.

(2)	Refer to Note 10, "Pension and Other Post-Retirement Benefits" for additional information on net periodic benefit cost/(credit).

14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2020	December 31, 2019
Assets
Foreign currency forward contracts	$20,095	$23,561
Commodity forward contracts	2,079	3,623
Total	$22,174	$27,184

Liabilities
Foreign currency forward contracts	$24,052	$1,959
Commodity forward contracts	4,993	462
Total	$29,045	$2,421

Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2019 and determined that they were not impaired. As of March 31, 2020, we have assessed the market impact of COVID-19, including the resulting impact on our forecasts, and have determined that our intangible assets (including goodwill) were not impaired as of March 31, 2020.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$459,568	$436,590	$460,725	$464,181
4.875% Senior Notes	$500,000	$480,000	$500,000	$532,500
5.625% Senior Notes	$400,000	$384,000	$400,000	$444,000
5.0% Senior Notes	$700,000	$665,000	$700,000	$759,500
6.25% Senior Notes	$750,000	$727,500	$750,000	$808,125
4.375% Senior Notes	$450,000	$396,000	$450,000	$457,875
___________________________________
(1)    Excluding any related debt discounts and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There were no impairments or changes resulting from observable transactions for any of these investments, and no adjustments have been made to their carrying values.
Refer to the table below for a detail of the carrying values of these investments, each of which are presented in other assets.

	March 31, 2020	December 31, 2019
Quanergy Systems, Inc	$50,000	$50,000
Lithium Balance	—	3,700
Total	$50,000	$53,700

15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three months ended March 31, 2020 and 2019, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of March 31, 2020, we estimate that $3.5 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2021.
As of March 31, 2020, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
30.0 EUR	March 27, 2020	April 30, 2020	Euro ("EUR") to USD	1.10 USD	Not designated
325.7 EUR	Various from May 2018 to March 2020	Various from April 2020 to February 2022	EUR to USD	1.16 USD	Cash flow hedge
437.0 CNY	March 26, 2020	April 30, 2020	USD to Chinese Renminbi ("CNY")	7.12 CNY	Not designated
804.6 CNY	Various from December 2019 to January 2020	Various from April to December 2020	USD to CNY	6.99 CNY	Cash flow hedge
498.0 JPY	March 27, 2020	April 30, 2020	USD to Japanese Yen ("JPY")	107.94 JPY	Not designated
22,742.4 KRW	Various from May 2018 to March 2020	Various from April 2020 to February 2022	USD to Korean Won ("KRW")	1,151.92 KRW	Cash flow hedge
16.0 MYR	March 26, 2020	April 30, 2020	USD to Malaysian Ringgit ("MYR")	4.31 MYR	Not designated
202.0 MXN	March 27, 2020	April 30, 2020	USD to Mexican Peso ("MXN")	23.53 MXN	Not designated
2,961.0 MXN	Various from May 2018 to March 2020	Various from April 2020 to February 2022	USD to MXN	21.36 MXN	Cash flow hedge
2.0 GBP	March 27, 2020	April 30, 2020	British Pound Sterling ("GBP") to USD	1.23 USD	Not Designated
53.7 GBP	Various from May 2018 to March 2020	Various from April 2020 to February 2022	GBP to USD	1.29 USD	Cash flow hedge

_________________________

(1)
Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

Hedges of Commodity Risk
As of March 31, 2020, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	850,249 troy oz.	April 2020 - February 2022	$16.65
Gold	7,733 troy oz.	April 2020 - February 2022	$1,457.41
Nickel	221,697 pounds	April 2020 - February 2022	$6.16
Aluminum	3,103,095 pounds	April 2020 - February 2022	$0.87
Copper	2,290,867 pounds	April 2020 - February 2022	$2.69
Platinum	7,821 troy oz.	April 2020 - February 2022	$896.59
Palladium	942 troy oz.	April 2020 - February 2022	$1,620.30

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$17,224	$20,957	Accrued expenses and other current liabilities	$17,139	$1,055
Foreign currency forward contracts	Other assets	2,840	2,530	Other long-term liabilities	6,504	428
Total		$20,064	$23,487		$23,643	$1,483

Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$1,635	$3,069	Accrued expenses and other current liabilities	$3,603	$394
Commodity forward contracts	Other assets	444	554	Other long-term liabilities	1,390	68
Foreign currency forward contracts	Prepaid expenses and other current assets	31	74	Accrued expenses and other current liabilities	409	476
Total		$2,110	$3,697		$5,402	$938

These fair value measurements are all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the three months ended March 31, 2020 and 2019:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2020	2019		2020	2019
Foreign currency forward contracts	$12,544	$9,118	Net revenue	$6,623	$3,219
Foreign currency forward contracts	$(29,630)	$6,078	Cost of revenue	$1,768	$128

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2020	2019
Commodity forward contracts	$(5,575)	$1,123	Other, net
Foreign currency forward contracts	$(3,781)	$478	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2020, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $29.3 million. As of March 31, 2020, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions
On September 13, 2019, we completed one acquisition for approximately $30 million, net of cash acquired.

17. Segment Reporting
We operate in, and report financial information for, the following two reportable segments, Performance Sensing and Sensing Solutions, each of which is also an operating segment. Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following table presents net revenue and segment operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019
Net revenue:
Performance Sensing	$568,689	$640,028
Sensing Solutions	205,580	230,471
Total net revenue	$774,269	$870,499
Segment operating income (as defined above):
Performance Sensing	$129,062	$150,509
Sensing Solutions	55,949	74,969
Total segment operating income	185,011	225,478
Corporate and other	(88,822)	(41,430)
Amortization of intangible assets	(33,092)	(36,143)
Restructuring and other charges, net	(4,498)	(5,309)
Operating income	58,599	142,596
Interest expense, net	(39,403)	(39,253)
Other, net	(12,281)	3,189
Income before taxes	$6,915	$106,532

18. Subsequent Events
On April 2, 2020, we announced a series of actions taken in response to COVID-19. These actions are designed to protect the health and safety of our employees, enable us to continue to serve critical customer needs, and further enhance our financial flexibility. Actions taken to enhance our financial flexibility included a temporary suspension of our share repurchase program and a $400.0 million drawdown on the Revolving Credit Facility on April 1, 2020, leaving us with cash on hand of approximately $1.2 billion on that date.

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
We believe that the following important factors, among others (including those set forth here and described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•
Future risks and existing uncertainties associated with the COVID-19 pandemic, which continues to have a significant adverse impact on our business and operations including: (i) full or partial shutdowns of our facilities as mandated by government decrees, (ii) limited ability to adjust certain costs due to government actions, (iii) significant travel restrictions and “work-from-home” orders limiting the availability of our workforce, (iv) supplier constraints and supply-chain interruptions, (v) logistics challenges and limitations, (vi) reduced demand from certain customers, (vi) uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers and suppliers, and (vii) uncertainties and volatility in the global capital markets;

•	business disruptions due to natural disasters or other disasters outside our control, such as the global coronavirus (COVID-19) pandemic.

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

In addition, the extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments, such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the other documents that we file with the U.S. Securities and Exchange Commission. You can read these documents at www.sec.gov or on our website at www.sensata.com.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 11, 2020, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The COVID-19 pandemic has caused widespread disruptions to our Company, employees, customers, suppliers and communities. During the first quarter, these disruptions were primarily limited to our manufacturing operations in China, most of which were closed for approximately three weeks during the quarter due to government mandates. As the virus spread to the rest of the world in March, most of our other operations outside of China also were impacted. As of March 31, 2020, we were still experiencing significant disruptions, and at a minimum, we expect those disruptions to continue throughout the second quarter of 2020. These disruptions include, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decrees, limited ability to adjust certain costs due to government actions, significant travel restrictions and “work-from-home” orders limiting the availability of our workforce, supplier constraints and material supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.
The COVID-19 outbreak did have a negative impact on our first quarter 2020 results, and we expect it to have a negative impact on our second quarter 2020 results. The extent of the impact on our second quarter 2020 results and beyond will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
Given these uncertainties and negative impact of the COVID-19 pandemic, we have taken steps to manage and reduce operating costs and further enhance our financial flexibility, including the Board’s formation of a Health & Economic Response Committee to oversee the impact of the COVID-19 pandemic. These steps also include the following actions to reduce compensation expense in the second quarter 2020: (1) a 50% reduction to the cash retainers paid to non-employee directors; (2) a reduction to the Chief Executive officer salary to $1.00; (3) a 25% reduction to the salaries of all senior leaders of the Company; and (4) temporary furloughs or equivalent cost saving methods for the remaining workforce. We also are taking steps to reduce capital and discretionary expenditures and to ramp down certain production facilities in line with end market demand. We expect these actions to generate approximately $15 million to $20 million in cost savings during the second quarter of 2020.
Further, to provide maximum financial flexibility due to COVID-19, we drew down $400.0 million on the Revolving Credit Facility on April 1, 2020, resulting in cash on hand as of that date of approximately $1.2 billion. In addition, effective April 1, 2020, we have temporarily suspended our share repurchase program.
Given the foregoing and unprecedented market uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations. The Company plans to continue taking actions to help mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our business partners, as well as the impact on our operations and business as a whole. However, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on our financial condition, liquidity, and results of operations.

Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2020		March 31, 2019
	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$568.7	73.4%	$640.0	73.5%
Sensing Solutions	205.6	26.6	230.5	26.5
Net revenue	774.3	100.0	870.5	100.0
Operating costs and expenses	715.7	92.4	727.9	83.6
Operating income	58.6	7.6	142.6	16.4
Interest expense, net	(39.4)	(5.1)	(39.3)	(4.5)
Other, net	(12.3)	(1.6)	3.2	0.4
Income before taxes	6.9	0.9	106.5	12.2
(Benefit from)/provision for income taxes	(1.5)	(0.2)	21.5	2.5
Net income	$8.4	1.1%	$85.1	9.8%
__________________________
*     Represents the amount presented divided by total net revenue.
Net revenue
The following table presents a reconciliation of organic revenue decline, a non-GAAP financial measure, to reported net revenue decline, a financial measure determined in accordance with U.S. GAAP, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Refer to the section entitled Non-GAAP Financial Measures below for further information on our use of organic revenue decline.

	Three-Month Decline
	Performance Sensing	Sensing Solutions	Total
Reported net revenue decline	(11.1)%	(10.8)%	(11.1)%
Percent impact of:
Foreign currency remeasurement (1)	(0.7)	(0.4)	(0.7)
Organic revenue decline	(10.4)%	(10.4)%	(10.4)%
__________________________

(1)
Represents the percentage change in net revenue between the comparative periods attributed to differences in exchange rates used to remeasure foreign currency denominated revenue transactions into USD, which is the functional currency of the Company and each of its subsidiaries. The percentage amounts presented above related primarily to the USD to CNY and the EUR to USD exchange rates.

Performance Sensing
For the three months ended March 31, 2020, Performance Sensing net revenue declined 11.1%, or 10.4% on an organic basis.
Automotive net revenue declined 11.0% in the first quarter of 2020 versus the corresponding prior-year period.  Excluding a 0.6% decline attributed to foreign exchange rate differences between the two periods, automotive net revenue declined 10.4% on an organic basis.
HVOR net revenue declined 11.5% in the three months ended March 31, 2020 versus the corresponding prior-year period.  Excluding a 0.8% decline attributed to foreign exchange rate differences between the two periods, HVOR net revenue declined 10.7% on an organic basis.

While our automotive business experienced a 10.4% organic revenue decline, our end-market production was down 19.5% in the first quarter of 2020 versus the corresponding prior-year period.  The difference between the performance of our automotive business and that of the end-markets we serve is due primarily to two factors. First, we were able to alleviate the impact of end-market declines by delivering market outgrowth, driven by increased content in all regions, but particularly in China where we experienced strong content growth, following the adoption of NS6 emissions regulations. Additionally, we noted growth as the result of automotive OEMs, particularly in China, stocking inventory to ensure adequate supply levels in anticipation of reopening plants and ramping up production. We expect automotive end-markets to be worse in the second quarter of 2020 as OEM plant shutdowns and production declines continue. Our primary independent third-party source for information on automotive production in future periods is predicting a 47% decline in automotive production for the second quarter of 2020 and a 22% decline in automotive production for the full year 2020.
While our HVOR business generated a 10.7% organic revenue decline, end-market production was down 20.0% in the first quarter of 2020 versus the corresponding prior-year period.  The difference between the performance of our HVOR business and the performance of the end-markets it serves is the result of market outgrowth, due primarily to increased content.  Similar to our automotive business, a significant portion of this content came from China following the adoption of NS6 emissions regulations. We evaluate key economic indicators to gauge the health of our HVOR customers and the markets they serve, including freight load factors, truck inventory to sales ratios, building permits, industrial production, crop futures, and farm machinery. Based on some of these indicators, we expect HVOR end-markets to remain down throughout the second quarter of 2020.
Sensing Solutions
For the three months ended March 31, 2020, Sensing Solutions net revenue declined 10.8%, or 10.4% on an organic basis.
Industrial and other net revenue declined 12.8% in the first quarter of 2020 versus the corresponding prior-year period.  Excluding a 0.5% decline attributed to foreign exchange rate differences between the two periods, industrial and other net revenue declined 12.3% on an organic basis.
Aerospace net revenue declined 2.0%, on a reported and organic basis, in the first quarter of 2020 versus the corresponding prior-year period.
Our industrial and other business observed a 15.0% decline in the global end-markets it serves. These market declines were primarily attributed to China, where the COVID-19 pandemic resulted in government mandated shutdowns. The key economic indicators we routinely evaluate for our industrial end-markets, such as regional PMI data, GDP, and housing starts, help develop a forward-looking view of future demand levels.  These currently indicate further deterioration in demand in the second quarter of 2020 and, as a result, we believe our industrial and other business will be adversely impacted.
While our Aerospace business generated a 2.0% organic revenue decline, end-market production was down 6.3% in the first quarter of 2020 versus the corresponding prior year period. For our aerospace business, this market outgrowth, which we define as the difference between the performance of our aerospace business and the performance of the end-markets it serves, was primarily attributed to increased content. Expectations for future OEM commercial and defense production build rates and passenger miles flown are good indicators of future demand for our aerospace products and aftermarket services. We expect demand to be down in the second quarter of 2020 due to continued lower OEM production levels driven by COVID-19 and the worldwide travel restrictions which will continue to be in place in the second quarter of 2020.

Operating costs and expenses
Operating costs and expenses for the three months ended March 31, 2020 and 2019 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2020		March 31, 2019
	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$566.4	73.2%	$580.8	66.7%
Research and development	34.5	4.4	35.1	4.0
Selling, general and administrative	77.2	10.0	70.5	8.1
Amortization of intangible assets	33.1	4.3	36.1	4.2
Restructuring and other charges, net	4.5	0.6	5.3	0.6
Total operating costs and expenses	$715.7	92.4%	$727.9	83.6%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended March 31, 2020, cost of revenue as a percentage of net revenue increased from the prior period. The largest driver of this increase was a $29.2 million loss recognized in cost of revenue related to a judgment against us in an intellectual property litigation with Wasica Finance Gmbh. We continue to deny any wrongdoing and will appeal the decision. Refer to Note 12, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Other drivers of the increase included productivity headwinds and volume declines primarily resulting from the impacts of COVID-19, partially offset by the positive impact of changes in foreign currency exchange rates.
In response to the impacts we are seeing to our business due to COVID-19, we will continue to align our costs to the demand we are experiencing by ramping down certain production facilities in line with end market demand. This will be a challenge in the second quarter of 2020, as we address COVID-19 and corresponding government actions, which are creating operating restrictions, supply disruptions and increased freight costs, which will negatively impact our future cost of revenue margin. We are also taking steps to reduce discretionary spend and to reduce or delay capital expenditures for the near future.
Research and development ("R&D") expense
For the three months ended March 31, 2020, R&D expense decreased from the prior period, primarily as a result of the positive impact of changes in foreign currency exchange rates.
Selling, general and administrative ("SG&A") expense
For the three months ended March 31, 2020, SG&A expense increased from the prior period, primarily due to higher compensation to retain and incentivize critical employee talent and increased costs related to optimization of our global operating processes to increase productivity.
Amortization of intangible assets
For the three months ended March 31, 2020, amortization expense decreased from the prior period due to the effect of the economic benefit method.

Restructuring and other charges, net
Restructuring and other charges, net for the three months ended March 31, 2020 and 2019 consisted of the following (amounts in the table below have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended
(In millions)	March 31, 2020	March 31, 2019
Severance costs, net (1)	$3.9	$2.9
Other (2)	0.6	2.5
Restructuring and other charges, net	$4.5	$5.3
__________________________

(1)
Severance costs, net for the three months ended March 31, 2020, were primarily related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland. Severance costs for the three months ended March 31, 2019 were primarily related to limited workforce reductions of manufacturing, engineering, and administrative positions.

(2)	Other charges in the three months ended March 31, 2020 and 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC.
Operating income
Operating income decreased $84.0 million, or 58.9%, to $58.6 million (7.6% of net revenue) in the three months ended March 31, 2020, from $142.6 million (16.4% of net revenue) in the three months ended March 31, 2019. The decline in operating income was due primarily to the impact of the global economic downturn caused by COVID-19 as well as the $29.2 million loss recognized in cost of revenue related to a judgment against us in an intellectual property litigation with Wasica Finance Gmbh (refer to Note 12, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).
Other, net
Other, net for the three months ended March 31, 2020 and 2019 consisted of the following (amounts in the table below have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended
(In millions)	March 31, 2020	March 31, 2019
Currency remeasurement loss on net monetary assets (1)	$1.6	$1.9
(Loss)/gain on foreign currency forward contracts (2)	(3.8)	0.5
(Loss)/gain on commodity forward contracts	(5.6)	1.1
Net periodic benefit cost, excluding service cost	(4.4)	(0.3)
Other	(0.1)	—
Other, net	$(12.3)	$3.2
__________________________

(1)	Relates to the remeasurement of non-USD denominated monetary assets and liabilities into USD.

(2)
Relates to changes in the fair value of derivative financial instruments not designated as hedges. Refer to Note 15, "Derivative Instruments and Hedging Activities" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

(Benefit from)/provision for income taxes
The decrease in total tax from the prior period was predominantly related to the overall decrease in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
In response to COVID-19, the U.S. federal government enacted the CARES Act on March 27, 2020. Federal limitations on interest deductions were reduced in connection with this legislation, and we recorded a deferred tax benefit of $7.5 million in the three months ended March 31, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.

The (benefit from)/provision for income taxes consists of:

•
current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and

•
deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (1) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (2) changes in net operating loss carryforwards, (3) changes in tax rates, and (4) changes in our assessment of the realizability of our deferred tax assets.

Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q includes references to organic revenue growth (or decline), which is a non-GAAP financial measure. Organic revenue growth (or decline) is defined as the reported percentage change in net revenue, calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign exchange rate differences as well as the net impact of material acquisitions and divestitures for the 12-month period following the respective transaction date(s). Refer to the Net revenue section above for a reconciliation of organic revenue decline to reported revenue decline.
We believe that organic revenue growth (or decline) provides investors with helpful information with respect to our operating performance, and we use organic revenue growth (or decline) to evaluate our ongoing operations, as well as for internal planning and forecasting purposes. We believe that organic revenue growth (or decline) provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior-year period.
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
Liquidity and Capital Resources
As of March 31, 2020 and December 31, 2019, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	March 31, 2020	December 31, 2019
United Kingdom	$14.4	$8.8
United States	6.6	7.0
The Netherlands	546.3	522.9
China	121.1	119.3
Other	114.6	116.1
Total	$803.0	$774.1
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

Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2020 and 2019. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2020	March 31, 2019
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$120.1	$167.5
Changes in operating assets and liabilities, net	(21.5)	(54.8)
Operating activities	98.5	112.7
Investing activities	(32.8)	(42.4)
Financing activities	(36.9)	(150.6)
Net change	$28.9	$(80.3)
Operating activities. Net cash provided by operating activities declined primarily due to lower net income, higher inventory balances, higher payments to third parties and suppliers, and timing of income tax payments, partially offset by timing of customer payments.
Investing activities. Net cash used in investing activities declined from the first quarter of 2019 primarily due to a reduction in capital expenditures as a result of COVID-19. In fiscal year 2020, we anticipate capital expenditures of approximately $120.0 million to $130.0 million, a decline from previously forecasted capital expenditures, which we expect to be funded from net cash provided by operating activities.
Financing activities. Net cash used in financing activities declined from the first quarter of 2019 primarily due to a reduction in share repurchases. On April 2, 2020 we announced a temporary suspension of our share repurchase program to further enhance our financial flexibility in light of COVID-19.
Indebtedness and Liquidity:
As of March 31, 2020, we had $3,290.3 million in gross indebtedness, which included finance lease and other financing obligations and excluded debt discounts and deferred financing costs. Refer to Note 11, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the components of our debt.
Capital Resources
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of March 31, 2020, availability under the Accordion was approximately $0.9 billion.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
As a result of COVID-19, although we believe our financial position to be strong, we decided to further enhance our financial flexibility by executing a $400 million drawdown on the Revolving Credit Facility on April 1, 2020, leaving us with cash on hand of approximately $1.2 billion on that date.

The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2020.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our Annual Report on Form 10-K for the year ended December 31, 2019.
These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs, and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2020, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 24, 2020, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a negative outlook. The Standard & Poor's outlook represents a decline from our prior quarter outlook of "stable." The change in outlook reflects the uncertainties in the markets caused by COVID-19. Any future downgrades to STBV's credit ratings may increase our future borrowing costs, but will not reduce availability under the Credit Agreement.
From time to time, our Board of Directors has authorized various share repurchase programs. The authorized amount of our various share repurchase programs may be modified or terminated by our Board of Directors at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of March 31, 2020. During the three months ended March 31, 2020, we repurchased approximately 0.9 million ordinary shares under our share repurchase program for a total purchase price of approximately $35.2 million, which are now held as treasury shares. On April 2, 2020, we announced a temporary suspension of our share repurchase program to enhance our financial flexibility in light of the uncertainties surrounding COVID-19.
Recently Issued Accounting Pronouncements
There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2019. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Information regarding risk factors appears in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. The information presented below updates and should be read in connection with the risk factors and information previously disclosed therein.
We are subject to various risks related to public health crises, including the global coronavirus (COVID-19) pandemic, which could have material and adverse impacts on our business, financial condition, liquidity and results of operations.
Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse impact on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has caused widespread disruptions to our Company in the first quarter of 2020. During the first quarter, these disruptions were primarily limited to our operations in China, portions of which were closed during the end of January and first half of February due to government mandates. As the virus spread to the rest of the world in March, our operations outside of China also have been materially impacted. As of March 31, 2020, we were still experiencing significant disruptions, and at a minimum we expect those disruptions to continue throughout the second quarter of 2020. These disruptions include, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. In addition, in these challenging and dynamic circumstances, we are working to protect our employees, maintain business continuity and sustain our operations, including ensuring the safety and protection of our people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products deemed part of the critical infrastructure or essential businesses by the applicable local or country governments. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. These include, but are not limited to, the following:

•
A protracted economic downturn could negatively affect the financial condition of the industries and customers we serve, which may result in an increase in bankruptcies or insolvencies, a delay in payments, and decreased sales.

•
A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of the Company, its suppliers and its customers to conduct business.

•
The impact of the COVID-19 pandemic may cause us to restructure our business or divest some of our businesses or product lines in the future, which may have a material adverse effect on our results of operations, financial condition, and cash flows.

•
To mitigate the spread of COVID-19, we have transitioned a significant subset of our employee population to a remote work environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

•	The COVID-19 pandemic has disrupted the supply of raw materials, and we may experience increased difficulties in obtaining a consistent supply of materials at stable pricing levels.

•
If the financial performance of our businesses were to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.

•
The continued global spread of COVID-19 has led to disruption and volatility in the global capital markets, which may increase the cost of, and adversely impacted access to, capital. In addition, as a public limited company incorporated under the laws of England and Wales, we may have even less flexibility with respect to certain aspects of capital management.

•
If the financial performance of our businesses were to decline significantly for an extended period of time as a result of the COVID-19 pandemic, we may face challenges to comply with the covenants contained in our credit arrangements.

As of the date of this Quarterly Report on Form10-Q, given the speed with which the COVID-19 pandemic is evolving and the uncertainty of its duration and impact, we are not able to predict the impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results during any quarter or year in which we are affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
January 1 through January 31, 2020	—		$—	—	$337.5
February 1 through February 29, 2020	90,159	(1)	$44.49	89,831	$333.5
March 1 through March 31, 2020	808,701		$38.56	808,701	$302.3
Quarter total	898,860		$39.15	898,532	$302.3
__________________________

(1)
Upon the vesting of restricted securities, we collect and pay withholding tax for employees by withholding shares to cover such tax. The number of shares presented includes 328 shares withheld in this manner with an aggregate value of $15 thousand, based on the closing price of our ordinary shares on the date of withholding. These withholdings took place outside of a publicly announced repurchase plan.

(2)
Other than shares withheld to cover required tax withholding upon the vesting of restricted securities, all purchases during the three months ended March 31, 2020 were conducted pursuant to a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on July 30, 2019. This share repurchase program does not have an established expiration date. On April 2, 2020, we announced a temporary suspension of our share repurchase program to enhance our financial flexibility in light of the uncertainties surrounding COVID-19.

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2020 (the “Prior Report”), on March 1, 2020, Jeffrey Cote assumed the role of our Chief Executive Officer upon the effective retirement of Martha Sullivan from that role.
As reported in the Prior Report, in connection with Mr. Cote becoming our Chief Executive Officer, his annual base salary was increased to $930,000 and his annual incentive opportunity was set at 120% of his annual base salary. Effective as of March 1, 2020, Mr. Cote entered into a Third Amended and Restated Employment Agreement (the “Cote Employment Agreement”) with our subsidiary Sensata Technologies, Inc. (“STI”) to give effect to these adjustments. In addition, the Cote Employment Agreement provides for an increase to the severance payable to Mr. Cote from an amount equal to one year of his annual base salary to an amount equal to two years of his annual base salary in the event that his employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined in the Cote Employment Agreement).
As also reported in the Prior Report, effective as of March 1, 2020, Ms. Sullivan assumed the role of Executive Advisor, and her annual base salary was adjusted to $472,500. On March 1, 2020, STI and Ms. Sullivan entered into a Third Amended and Restated Employment Agreement (the “Sullivan Employment Agreement”) to give effect to this change and the other changes described in the Prior Report. In addition, we and Ms. Sullivan entered into an Amendment to Martha Sullivan Award Agreements dated February 29, 2020 (the “Sullivan Award Amendment”), to provide for the previously announced amendment to Ms. Sullivan’s stock option awards granted from 2013 through 2018 to allow for their continued exercisability until 60 days after her service as a director on our Board ends.
The foregoing description of the Cote Employment Agreement, the Sullivan Employment Agreement, and the Sullivan Award Amendment is a summary and is qualified in its entirety by reference to the full text of the Cote Employment Agreement, the Sullivan Employment Agreement, and the Sullivan Award Amendment, which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Third Amended and Restated Employment Agreement between Jeffrey Cote and Sensata Technologies Inc., dated March 1, 2020. *†

10.2	Third Amended and Restated Employment Agreement between Martha Sullivan and Sensata Technologies Inc., dated March 1, 2020. *†

10.3	Amendment to Martha Sullivan Award Agreements with Sensata Technologies Holding plc, dated February 29, 2020. *†

10.4	Amended and Restated Employment Agreement between Yann Etienvre and Sensata Technologies Inc., dated March 5, 2020.*†

10.5	Amended and Restated Employment Agreement between Vineet Nargolwala and Sensata Technologies Inc., dated March 5, 2020.*†

10.6	Amended and Restated Employment Agreement between Hans Lidforss and Sensata Technologies Inc., dated March 5, 2020.*†

10.7	Form of Consent to Reduction in Salary April 1, 2020 through June 30, 2020 for Executive Officers.*†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2020

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)