Form 10-Q
period 2020-06-30
Sensata Technologies Holding plc
filed 2020-07-28
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 15, 2020, 157,212,763 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,242,949	$774,119
Accounts receivable, net of allowances of $17,655 and $15,129 as of June 30, 2020 and December 31, 2019, respectively	443,712	557,874
Inventories	488,807	506,678
Prepaid expenses and other current assets	103,696	126,981
Total current assets	2,279,164	1,965,652
Property, plant and equipment, net	815,872	830,998
Goodwill	3,093,598	3,093,598
Other intangible assets, net of accumulated amortization of $2,105,318 and $2,039,436 as of June 30, 2020 and December 31, 2019, respectively	706,102	770,904
Deferred income tax assets	29,011	21,150
Other assets	161,138	152,217
Total assets	$7,084,885	$6,834,519
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$407,042	$6,918
Accounts payable	250,219	376,968
Income taxes payable	866	35,234
Accrued expenses and other current liabilities	268,432	215,626
Total current liabilities	926,559	634,746
Deferred income tax liabilities	254,230	251,033
Pension and other post-retirement benefit obligations	31,900	36,100
Finance lease and other financing obligations, less current portion	28,243	28,810
Long-term debt, net	3,220,833	3,219,885
Other long-term liabilities	129,715	90,190
Total liabilities	4,591,480	4,260,764
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 172,844 and 172,561 shares issued, as of June 30, 2020 and December 31, 2019, respectively	2,215	2,212
Treasury shares, at cost, 15,631 and 14,733 shares as of June 30, 2020 and December 31, 2019, respectively	(784,596)	(749,421)
Additional paid-in capital	1,735,826	1,725,091
Retained earnings	1,579,931	1,616,357
Accumulated other comprehensive loss	(39,971)	(20,484)
Total shareholders’ equity	2,493,405	2,573,755
Total liabilities and shareholders’ equity	$7,084,885	$6,834,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenue	$576,505	$883,726	$1,350,774	$1,754,225
Operating costs and expenses:
Cost of revenue	412,443	575,235	978,849	1,156,041
Research and development	30,239	36,685	64,692	71,781
Selling, general and administrative	64,730	72,026	141,951	142,575
Amortization of intangible assets	32,743	36,031	65,835	72,174
Restructuring and other charges, net	38,218	16,310	42,716	21,619
Total operating costs and expenses	578,373	736,287	1,294,043	1,464,190
Operating (loss)/income	(1,868)	147,439	56,731	290,035
Interest expense, net	(40,808)	(39,608)	(80,211)	(78,861)
Other, net	1,576	(3,554)	(10,705)	(365)
(Loss)/income before taxes	(41,100)	104,277	(34,185)	210,809
Provision for/(benefit from) income taxes	1,441	30,841	(75)	52,308
Net (loss)/income	$(42,541)	$73,436	$(34,110)	$158,501
Basic net (loss)/income per share:	$(0.27)	$0.45	$(0.22)	$0.98
Diluted net (loss)/income per share:	$(0.27)	$0.45	$(0.22)	$0.97
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss)/income	$(42,541)	$73,436	$(34,110)	$158,501
Other comprehensive (loss)/income, net of tax:
Cash flow hedges	(5,167)	(4,646)	(24,501)	5,414
Defined benefit and retiree healthcare plans	1,672	83	5,014	166
Other comprehensive (loss)/income	(3,495)	(4,563)	(19,487)	5,580
Comprehensive (loss)/income	$(46,036)	$68,873	$(53,597)	$164,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss)/income	$(34,110)	$158,501
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	65,288	55,182
Amortization of debt issuance costs	3,263	3,718
Share-based compensation	9,590	12,425
Amortization of intangible assets	65,835	72,174
Deferred income taxes	1,500	13,213
Loss on litigation judgment	41,314	—
Unrealized loss on derivative instruments and other	8,035	16,717
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	114,162	(53,775)
Inventories	17,871	2,196
Prepaid expenses and other current assets	14,790	(1,645)
Accounts payable and accrued expenses	(99,467)	(27,157)
Income taxes payable	(34,368)	(2,241)
Other	(3,431)	2,858
Net cash provided by operating activities	170,272	252,166
Cash flows from investing activities:
Acquisitions, net of cash received	—	(1,681)
Additions to property, plant and equipment and capitalized software	(56,697)	(81,549)
Other	(3,798)	305
Net cash used in investing activities	(60,495)	(82,925)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	1,146	7,099
Payment of employee restricted stock tax withholdings	(2,314)	(6,778)
Proceeds from borrowings on Revolving Credit Facility	400,000	—
Payments on debt	(4,604)	(8,248)
Payments to repurchase ordinary shares	(35,175)	(168,198)
Payments of debt and equity issuance costs	—	(1,876)
Net cash provided by/(used in) financing activities	359,053	(178,001)
Net change in cash and cash equivalents	468,830	(8,760)
Cash and cash equivalents, beginning of period	774,119	729,833
Cash and cash equivalents, end of period	$1,242,949	$721,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2020	172,596	$2,212	(15,631)	$(784,596)	$1,731,884	$1,624,773	$(36,476)	$2,537,797
Surrender of shares for tax withholding	—	—	(83)	(2,299)	—	—	—	(2,299)
Stock options exercised	21	1	—	—	436	—	—	437
Vesting of restricted securities	310	3	—	—	—	(3)	—	—
Retirement of ordinary shares	(83)	(1)	83	2,299	—	(2,298)	—	—
Share-based compensation	—	—	—	—	3,506	—	—	3,506
Net loss	—	—	—	—	—	(42,541)	—	(42,541)
Other comprehensive loss	—	—	—	—	—	—	(3,495)	(3,495)
Balance as of June 30, 2020	172,844	$2,215	(15,631)	$(784,596)	$1,735,826	$1,579,931	$(39,971)	$2,493,405

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	(83)	(2,314)	—	—	—	(2,314)
Stock options exercised	55	1	—	—	1,145	—	—	1,146
Vesting of restricted securities	311	3	—	—	—	(3)	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	(83)	(1)	83	2,314	—	(2,313)	—	—
Share-based compensation	—	—	—	—	9,590	—	—	9,590
Net loss	—	—	—	—	—	(34,110)	—	(34,110)
Other comprehensive loss	—	—	—	—	—	—	(19,487)	(19,487)
Balance as of June 30, 2020	172,844	$2,215	(15,631)	$(784,596)	$1,735,826	$1,579,931	$(39,971)	$2,493,405

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2019	171,987	$2,206	(10,607)	$(550,166)	$1,702,940	$1,425,426	$(16,035)	$2,564,371
Surrender of shares for tax withholding	—	—	(138)	(6,503)	—	—	—	(6,503)
Stock options exercised	64	—	—	—	1,286	—	—	1,286
Vesting of restricted securities	412	5	—	—	—	(5)	—	—
Repurchase of ordinary shares	—	—	(379)	(17,449)	—	—	—	(17,449)
Retirement of ordinary shares	(138)	(2)	138	6,503	—	(6,501)	—	—
Share-based compensation	—	—	—	—	6,485	—	—	6,485
Net income	—	—	—	—	—	73,436	—	73,436
Other comprehensive loss	—	—	—	—	—	—	(4,563)	(4,563)
Balance as of June 30, 2019	172,325	$2,209	(10,986)	$(567,615)	$1,710,711	$1,492,356	$(20,598)	$2,617,063

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(144)	(6,778)	—	—	—	(6,778)
Stock options exercised	312	3	—	—	7,096	—	—	7,099
Vesting of restricted securities	438	5	—	—	—	(5)	—	—
Repurchase of ordinary shares	—	—	(3,415)	(168,198)	—	—	—	(168,198)
Retirement of ordinary shares	(144)	(2)	144	6,778	—	(6,776)	—	—
Share-based compensation	—	—	—	—	12,425	—	—	12,425
Net income	—	—	—	—	—	158,501	—	158,501
Other comprehensive income	—	—	—	—	—	—	5,580	5,580
Balance as of June 30, 2019	172,325	$2,209	(10,986)	$(567,615)	$1,710,711	$1,492,356	$(20,598)	$2,617,063
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
3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30, 2020			For the three months ended June 30, 2019
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$286,499	$7,279	$293,778	$498,296	$10,672	$508,968
HVOR (1)	98,708	—	98,708	146,220	—	146,220
Industrial	—	79,264	79,264	—	95,818	95,818
Appliance and HVAC (2)	—	43,689	43,689	—	55,832	55,832
Aerospace	—	27,193	27,193	—	44,902	44,902
Other	—	33,873	33,873	—	31,986	31,986
Total	$385,207	$191,298	$576,505	$644,516	$239,210	$883,726

________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the six months ended June 30, 2020			For the six months ended June 30, 2019
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$724,202	$15,515	$739,717	$990,311	$22,100	$1,012,411
HVOR	229,694	—	229,694	294,233	—	294,233
Industrial	—	159,863	159,863	—	188,459	188,459
Appliance and HVAC	—	89,085	89,085	—	107,536	107,536
Aerospace	—	69,317	69,317	—	87,881	87,881
Other	—	63,098	63,098	—	63,705	63,705
Total	$953,896	$396,878	$1,350,774	$1,284,544	$469,681	$1,754,225

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and six months ended June 30, 2020 and 2019.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock options	$53	$1,964	$2,542	$3,488
Restricted securities	3,453	4,521	7,048	8,937
Share-based compensation expense	$3,506	$6,485	$9,590	$12,425

Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan during the six months ended June 30, 2020:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	10	N/A	$36.67
Directors	RSU (1)	39	N/A	$36.45
Various executives and employees	RSU (2)	717	N/A	$27.92
Various executives and employees	PRSU (3)	395	0.0% - 172.5%	$27.99
__________________________

(1)	These RSUs generally cliff vest between one year and three years from the grant date (various dates between April 2021 and March 2023).

(2)
Beginning in April 2020, we began granting RSUs that vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between April 2023 and June 2023.

(3)	These PRSUs vest on various dates between April 2023 and June 2023. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.
5. Restructuring and Other Charges, Net
During the three months ended June 30, 2020, we analyzed the potential long-term impact of the global financial and health crisis caused by the coronavirus pandemic ("COVID-19") on our business and, as a result, committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”). The Q2 2020 Global Restructure Program, consisting of voluntary and involuntary reductions-in-force and certain site closures, was commenced in order to align our cost structure to the demand levels that we anticipate over the coming quarters. The majority of the actions under the Q2 2020 Global Restructure Program are expected to be completed on or before June 30, 2021.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact approximately 980 positions. Over the life of the Q2 2020 Global Restructure Program, we expect to incur restructuring charges of between $35.0 million and $39.0 million related to reductions-in-force and between $8.0 million and $10.0 million related to site closures. We expect to settle these charges with cash on hand.

We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Reductions-in-Force		Site Closures
(Dollars in millions)	Positions	Minimum	Maximum	Minimum	Maximum
Performance Sensing	214	$12.6	$14.0	$3.0	$4.0
Sensing Solutions	335	10.2	11.3	5.0	6.0
Corporate and other	431	12.2	13.7	—	—
Total	980	$35.0	$39.0	$8.0	$10.0
Amounts accrued in the three months ended June 30, 2020 related to the Q2 2020 Global Restructure Program are detailed by segment below. All charges related to this program incurred in the three months ended June 30, 2020 were related to severance costs and recorded in restructuring and other charges, net.

Total
Performance Sensing	$7,609
Sensing Solutions	7,181
Corporate and other	9,330
Restructuring and other charges, net	$24,120
The following table presents the components of restructuring and other charges, net for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Q2 2020 Global Restructure Program charges	$24,120	$—	$24,120	$—
Other restructuring charges
Severance costs, net (1)	—	14,631	3,897	17,486
Facility and other exit costs	—	37	—	37
Other (2)	14,098	1,642	14,699	4,096
Restructuring and other charges, net	$38,218	$16,310	$42,716	$21,619
___________________________________

(1)
Severance costs, net (excluding those related to the Q2 2020 Global Restructure Program) for the six months ended June 30, 2020 were related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland. Severance costs, net for the three and six months ended June 30, 2019 were primarily related to benefits provided for under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S.

(2)
Other charges in the three and six months ended June 30, 2020 were primarily related to a $12.1 million pre-judgment interest-related award granted by the court on behalf of the plaintiffs, Wasica Finance GmbH ("Wasica"), in connection with a patent infringement case against Schrader. Refer to Note 12, "Commitments and Contingencies," for additional information related to this matter. Other charges in the three and six months ended June 30, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC ("GIGAVAC").

The following table presents a rollforward of the severance portion of our restructuring liabilities during the six months ended June 30, 2020. The only charges that were incurred under the Q2 2020 Global Restructure Program related to severance. The components of our other restructuring liabilities not related to severance were immaterial. All balances at June 30, 2020 are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

	Q2 2020 Global Restructure Program	Other Severance	Total
Balance at December 31, 2019	$—	$14,779	$14,779
Charges, net of reversals	24,120	3,897	28,017
Payments	(2,606)	(10,802)	(13,408)
Foreign currency remeasurement	—	(486)	(486)
Balance at June 30, 2020	$21,514	$7,388	$28,902

6. Other, Net
The following table presents the components of other, net for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Currency remeasurement (loss)/gain on net monetary assets	$(1,097)	$(4,326)	$456	$(2,461)
Gain/(loss) on foreign currency forward contracts	417	1,039	(3,364)	1,517
Gain/(loss) on commodity forward contracts	5,427	(102)	(148)	1,021
Net periodic benefit cost, excluding service cost	(2,516)	(287)	(6,897)	(574)
Other	(655)	122	(752)	132
Other, net	$1,576	$(3,554)	$(10,705)	$(365)

7. Income Taxes
The following table presents the provision for/(benefit from) income taxes for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Provision for/(benefit from) income taxes	$1,441	$30,841	$(75)	$52,308

The decrease in total tax from the prior periods was predominantly related to the overall decrease in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
In response to the global financial and health crisis caused by COVID-19, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020. Federal limitations on interest deductions were reduced in connection with this legislation, and we recorded a deferred tax benefit of $7.5 million in the three months ended March 31, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The provision for/(benefit from) income taxes consists of:

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

8. Net (Loss)/Income per Share
Basic and diluted net (loss)/income per share are calculated by dividing net (loss)/income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019 the weighted-average ordinary shares outstanding used to calculate basic and diluted net (loss)/income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic weighted-average ordinary shares outstanding	157,186	161,618	157,392	162,433
Dilutive effect of stock options (1)	—	568	—	601
Dilutive effect of unvested restricted securities (1)	—	292	—	466
Diluted weighted-average ordinary shares outstanding	157,186	162,478	157,392	163,500

___________________________________

(1)
In the three and six months ended June 30, 2020, potential ordinary shares of approximately 66 thousand and 200 thousand, respectively, related to stock options and approximately 353 thousand and 403 thousand, respectively, related to unvested restricted securities were excluded from the calculation of diluted weighted-average ordinary shares outstanding as a result of the net loss incurred in those periods.

Net (loss)/income and net (loss)/income per share are presented in the condensed consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net (loss)/income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Anti-dilutive shares excluded	2,959	1,358	2,172	1,185
Contingently issuable shares excluded	1,251	794	923	635

9. Inventories
The following table presents the components of inventories as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Finished goods	$190,142	$197,531
Work-in-process	91,865	104,007
Raw materials	206,800	205,140
Inventories	$488,807	$506,678

10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2020 and 2019 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$3	$2	$939	$632	$942	$634
Interest cost	206	399	36	53	396	338	638	790
Expected return on plan assets	(293)	(451)	—	—	(172)	(176)	(465)	(627)
Amortization of net loss	300	245	9	11	359	192	668	448
Amortization of prior service (credit)/cost	—	—	(197)	(327)	3	3	(194)	(324)
Loss on settlement	310	—	—	—	1,559	—	1,869	—
Net periodic benefit cost/(credit)	$523	$193	$(149)	$(261)	$3,084	$989	$3,458	$921

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2020 and 2019 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$5	$4	$1,708	$1,363	$1,713	$1,367
Interest cost	473	798	73	106	711	676	1,257	1,580
Expected return on plan assets	(726)	(902)	—	—	(346)	(351)	(1,072)	(1,253)
Amortization of net loss	595	490	19	22	595	383	1,209	895
Amortization of prior service (credit)/cost	—	—	(393)	(654)	5	6	(388)	(648)
Loss on settlement	4,332	—	—	—	1,559	—	5,891	—
Net periodic benefit cost/(credit)	$4,674	$386	$(296)	$(522)	$4,232	$2,077	$8,610	$1,941

Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6, "Other, Net."

11. Debt
Our long-term debt, finance lease, and other financing obligations as of June 30, 2020 and December 31, 2019 consisted of the following:

	Maturity Date	June 30, 2020	December 31, 2019
Term Loan	September 20, 2026	$458,411	$460,725
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
Revolving Credit Facility	March 27, 2024	400,000	—
Less: discount		(10,681)	(11,758)
Less: deferred financing costs		(22,266)	(24,452)
Less: current portion		(404,631)	(4,630)
Long-term debt, net		$3,220,833	$3,219,885

Finance lease and other financing obligations		$30,654	$31,098
Less: current portion		(2,411)	(2,288)
Finance lease and other financing obligations, less current portion		$28,243	$28,810

To enhance our financial flexibility given the general uncertainty associated with COVID-19, we withdrew $400.0 million of our $420.0 million revolving credit facility (the "Revolving Credit Facility") on April 1, 2020. As of June 30, 2020, we had $16.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2020, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, accrued interest totaled $43.4 million and $42.8 million, respectively.
12. Commitments and Contingencies
We are a defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleges infringement of their patent (US 5,602,524) in connection with certain of our tire pressure monitoring system products. The patent in question has expired, and as a result, the claimant seeks damages for past alleged infringement with interest and costs. The asserted patent is the U.S. counterpart of a German patent that had been previously asserted against Schrader. Schrader succeeded in proving that German patent to be invalid. On February 14, 2020, the federal jury trial related to this lawsuit concluded, and the jury found Schrader International Inc. liable for damages in the amount of $31.2 million. We recorded a loss of $29.2 million in the three months ended March 31, 2020 in cost of revenue. On July 6, 2020, the court awarded an additional $12.1 million for plaintiffs and against us for pre-judgment interest-related damages. In the three months ended June 30, 2020, we recorded a loss of $12.1 million through restructuring and other charges, net, to reflect the court's order. We continue to deny any wrongdoing in this matter and intend to appeal this ruling along with the court's pre-judgment interest award. As of June 30, 2020, we have recorded an accrual of $43.3 million related to this matter in other long-term liabilities, based on timing of expected payment if our appeal is unsuccessful.
13. Shareholders' Equity
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of June 30, 2020. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will continue to remain on hold until end market conditions show greater improvement and stability.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the six months ended June 30, 2020 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$16,546	$(37,030)	$(20,484)
Other comprehensive (loss)/income before reclassifications, net of tax	(13,559)	—	(13,559)
Reclassifications from accumulated other comprehensive loss, net of tax	(10,942)	5,014	(5,928)
Other comprehensive (loss)/income	(24,501)	5,014	(19,487)
Balance at June 30, 2020	$(7,955)	$(32,016)	$(39,971)

The amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the three months ended June 30,		For the six months ended June 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2020	2019	2020	2019
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(6,392)	$(6,493)	$(13,015)	$(9,712)	Net revenue (1)
Foreign currency forward contracts	193	(941)	(1,575)	(1,069)	Cost of revenue (1)
Total, before taxes	(6,199)	(7,434)	(14,590)	(10,781)	(Loss)/income before taxes
Income tax effect	1,550	1,524	3,648	2,210	Provision for/(benefit from) income taxes
Total, net of taxes	$(4,649)	$(5,910)	$(10,942)	$(8,571)	Net (loss)/income

Defined benefit and retiree healthcare plans	$2,343	$124	$6,712	$247	Other, net (2)
Income tax effect	(671)	(41)	(1,698)	(81)	Provision for/(benefit from) income taxes
Total, net of taxes	$1,672	$83	$5,014	$166	Net (loss)/income
__________________________

(1)	Refer to Note 15, "Derivative Instruments and Hedging Activities" for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.

(2)	Refer to Note 10, "Pension and Other Post-Retirement Benefits" for additional information on net periodic benefit cost/(credit).
14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2020	December 31, 2019
Assets
Foreign currency forward contracts	$10,140	$23,561
Commodity forward contracts	3,526	3,623
Total	$13,666	$27,184
Liabilities
Foreign currency forward contracts	$17,210	$1,959
Commodity forward contracts	1,225	462
Total	$18,435	$2,421
Refer to Note 15, "Derivative Instruments and Hedging Activities," for additional information related to our forward contracts.

Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2019 and determined that they were not impaired. As of June 30, 2020, we have assessed the current and expected market impact of COVID-19, including the impact on our forecasts, and have determined that our intangible assets (including goodwill) were not impaired as of June 30, 2020.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$458,411	$453,827	$460,725	$464,181
4.875% Senior Notes	$500,000	$520,000	$500,000	$532,500
5.625% Senior Notes	$400,000	$425,000	$400,000	$444,000
5.0% Senior Notes	$700,000	$745,500	$700,000	$759,500
6.25% Senior Notes	$750,000	$781,875	$750,000	$808,125
4.375% Senior Notes	$450,000	$445,500	$450,000	$457,875
Revolving Credit Facility	$400,000	$400,000	$—	$—
___________________________________
(1)    Excluding any related debt discounts and deferred financing costs.
Cash and cash equivalents are carried at cost, which approximates fair value because of their short-term nature.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no impairments or changes resulting from observable transactions for any of these investments, and no adjustments were made to their carrying values.
Refer to the table below for a detail of the carrying values of these investments, each of which were included as a component of other assets in the condensed consolidated balance sheets.

	June 30, 2020	December 31, 2019
Quanergy Systems, Inc.	$50,000	$50,000
Lithium Balance	—	3,700
Total	$50,000	$53,700

15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and six months ended June 30, 2020 and 2019, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of June 30, 2020, we estimated that $5.5 million of net losses will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2021.

As of June 30, 2020, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
10.0 EUR	June 26, 2020	July 31, 2020	Euro ("EUR") to USD	1.12 USD	Not designated
287.2 EUR	Various from August 2018 to June 2020	Variance from July 2020 to May 2022	EUR to USD	1.15 USD	Cash flow hedge
423.0 CNY	June 23, 2020	July 31, 2020	USD to Chinese Renminbi ("CNY")	7.09 CNY	Not designated
570.6 CNY	Various from December 2019 to January 2020	Various from July to December 2020	USD to CNY	7.00 CNY	Cash flow hedge
272.0 JPY	June 26, 2020	July 31, 2020	USD to Japanese Yen ("JPY")	107.08 JPY	Not designated
19,267.1 KRW	Various from August 2018 to June 2020	Various from July 2020 to May 2022	USD to Korean Won ("KRW")	1,163.13 KRW	Cash flow hedge
11.0 MYR	June 25, 2020	July 30, 2020	USD to Malaysian Ringgit ("MYR")	4.29 MYR	Not designated
192.0 MXN	June 26, 2020	July 31, 2020	USD to Mexican Peso ("MXN")	23.00 MXN	Not designated
2,821.1 MXN	Various from August 2018 to June 2020	Various from July 2020 to May 2022	USD to MXN	21.92 MXN	Cash flow hedge
7.0 GBP	June 26, 2020	July 31, 2020	British Pound Sterling ("GBP") to USD	1.24 USD	Not Designated
49.6 GBP	Various from August 2018 to June 2020	Various from July 2020 to May 2022	GBP to USD	1.28 USD	Cash flow hedge

_________________________

(1)
Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

Hedges of Commodity Risk
As of June 30, 2020, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	743,321 troy oz.	July 2020 - June 2022	$16.96
Gold	7,095 troy oz.	July 2020 - June 2022	$1,525.01
Nickel	183,689 pounds	July 2020 - June 2022	$6.20
Aluminum	2,543,429 pounds	July 2020 - June 2022	$0.86
Copper	1,915,045 pounds	July 2020 - June 2022	$2.65
Platinum	7,071 troy oz.	July 2020 - June 2022	$889.56
Palladium	832 troy oz.	July 2020 - June 2022	$1,698.72

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$8,547	$20,957	Accrued expenses and other current liabilities	$12,966	$1,055
Foreign currency forward contracts	Other assets	1,514	2,530	Other long-term liabilities	4,157	428
Total		$10,061	$23,487		$17,123	$1,483
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$2,732	$3,069	Accrued expenses and other current liabilities	$986	$394
Commodity forward contracts	Other assets	794	554	Other long-term liabilities	239	68
Foreign currency forward contracts	Prepaid expenses and other current assets	79	74	Accrued expenses and other current liabilities	87	476
Total		$3,605	$3,697		$1,312	$938

These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the three months ended June 30, 2020 and 2019:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income
	2020	2019		2020	2019
Foreign currency forward contracts	$(5,954)	$1,209	Net revenue	$6,392	$6,493
Foreign currency forward contracts	$5,267	$382	Cost of revenue	$(193)	$941

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net (Loss)/Income		Location of Gain/(Loss) Recognized in Net (Loss)/Income
	2020	2019
Commodity forward contracts	$5,427	$(102)	Other, net
Foreign currency forward contracts	$417	$1,039	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the six months ended June 30, 2020 and 2019:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income
	2020	2019		2020	2019
Foreign currency forward contracts	$6,590	$10,327	Net revenue	$13,015	$9,712
Foreign currency forward contracts	$(24,363)	$6,460	Cost of revenue	$1,575	$1,069

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net (Loss)/Income		Location of (Loss)/Gain Recognized in Net (Loss)/Income
	2020	2019
Commodity forward contracts	$(148)	$1,021	Other, net
Foreign currency forward contracts	$(3,364)	$1,517	Other, net

Credit Risk Related Contingent Features
We have agreements with certain of our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2020, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $18.5 million. As of June 30, 2020, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Segment Reporting
In the three months ended June 30, 2020, we altered the way we measure segment operating income in order to align with a change to the performance measures provided to and used by our chief operating decision maker for purposes of assessing performance and deciding how to allocate resources to each segment. Whereas research and development ("R&D") and selling, general and administrative ("SG&A") expenses related to our megatrend initiatives were historically allocated to our operating segments, beginning in the second quarter these amounts are presented within corporate and other. Prior period information has been recast to reflect this revised presentation.
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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs/credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents net revenue and segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and six months ended June 30, 2020 and 2019 (recast to reflect realignment of performance measures as discussed above):

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenue:
Performance Sensing	$385,207	$644,516	$953,896	$1,284,544
Sensing Solutions	191,298	239,210	396,878	469,681
Total net revenue	$576,505	$883,726	$1,350,774	$1,754,225
Segment operating income (as defined above):
Performance Sensing	$60,756	$173,420	$195,802	$328,742
Sensing Solutions	55,787	77,731	112,316	153,256
Total segment operating income	116,543	251,151	308,118	481,998
Corporate and other	(47,450)	(51,371)	(142,836)	(98,170)
Amortization of intangible assets	(32,743)	(36,031)	(65,835)	(72,174)
Restructuring and other charges, net	(38,218)	(16,310)	(42,716)	(21,619)
Operating (loss)/income	(1,868)	147,439	56,731	290,035
Interest expense, net	(40,808)	(39,608)	(80,211)	(78,861)
Other, net	1,576	(3,554)	(10,705)	(365)
(Loss)/income before taxes	$(41,100)	$104,277	$(34,185)	$210,809

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

•	business disruptions due to natural disasters or other disasters outside our control, such as the global COVID-19 pandemic.

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
Overview
The COVID-19 pandemic has caused widespread disruptions to our Company, employees, customers, suppliers, and communities. We recognized the global impact of COVID-19 early, and took a wide range of actions across our organization designed to benefit the health and safety of employees, while also enabling us to respond to customer needs and enhance our financial flexibility during the pandemic. We are continuing to work with local, state, and federal governmental health agencies in many countries, implementing measures to help protect employees and minimize the spread of COVID-19 in our communities. Reduced demand, in addition to elevated logistics costs, government mandates, and actions to safeguard our employees, contributed to lower margins. Savings related to our previously announced cost reduction activities in the second quarter were approximately $21.8 million, resulting from temporary salary reductions, furloughs, and government subsidies.
Given the economic response to the spread of COVID-19 worldwide, the end markets that we serve were down substantially (approximately 39.9%) in the second quarter. However, most of our businesses performed better than their respective end markets, and our net revenue contracted 33.9% organically in the second quarter. Additionally, revenue improved sequentially each month of the second quarter. On this basis, we expect sequential improvements in the third and fourth quarters, unless COVID-19 causes further economic slowdown from our expectations, which could result in customers further reducing or shutting down their production.
We are also continuing to win new business and invest in opportunities that will drive long-term growth for Sensata. In the first half of 2020, we closed new business wins at a pace faster than the average new business wins over the past five years, including $100 million in electrification wins during the first half of 2020. We believe these wins demonstrate the mission-critical nature of our products and designs, as customers have been eager to continue business awards even in the midst of shutdowns related to COVID-19.
In addition, we continue to believe that our investments in megatrend initiatives will further our end market diversification, increase our long-term growth rate, and provide important competitive advantages as these trends transform our world. Despite the impact of COVID-19, we see no evidence that customers are meaningfully slowing their investments in these areas. We are making progress on both Smart & Connected and Electrification initiatives. In the Industrial space, we are increasing our focus on high-growth areas such as the Industrial Internet of Things, Smart Manufacturing, Smart Buildings, and Infrastructure. Bringing our sensing solutions to enhance material handling and electrification charging infrastructure represent fast growing opportunities that we believe will drive industrial business content and market outgrowth.
We believe that we are in a strong financial position today, having generated $170.3 million of operating cash flow in the six months ended June 30, 2020. In addition, we have taken multiple steps to enhance our financial flexibility. We lowered our operating expenses for the second quarter through management salary reductions and employee furloughs, implemented reductions in discretionary spending, and ramped down production in certain facilities in line with end market demand. We are reducing capital expenditures for the year and carefully managing our working capital.
Q2 2020 Global Restructure Program
In the second quarter of 2020, we commenced the Q2 2020 Global Restructure Program, which consists of actions such as voluntary and involuntary reductions-in-force and certain site closures in order to align our cost structure to the demand levels that we anticipate in the coming quarters. This program is expected to impact approximately 980 positions.
The majority of the actions under the Q2 2020 Global Restructure Program are expected to be completed on or before June 30, 2021. Over the life of the Q2 2020 Global Restructure Program, we expect to incur restructuring charges of between $35.0 million and $39.0 million related to reductions-in-force and between $8.0 million and $10.0 million related to site closures. We expect to settle these charges with cash on hand.
In the three months ended June 30, 2020, we accrued $24.1 million of severance charges related to this program. Refer to the discussion on restructuring and other related charges in Results of Operations below for further information. As of June 30, 2020, our severance liability related to the Q2 2020 Global Restructure Program was $21.5 million. Refer to Note 5, "Restructuring and Other Charges, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

We expect that the actions taken in the Q2 2020 Global Restructure Program will result in annualized savings of personnel- and facilities-related costs of approximately $49 million by 2021. We expect savings in the third quarter of 2020 to be approximately $7 million.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$385.2	66.8%	$644.5	72.9%	$953.9	70.6%	$1,284.5	73.2%
Sensing Solutions	191.3	33.2	239.2	27.1	396.9	29.4	469.7	26.8
Net revenue	576.5	100.0	883.7	100.0	1,350.8	100.0	1,754.2	100.0
Operating costs and expenses	578.4	100.3	736.3	83.3	1,294.0	95.8	1,464.2	83.5
Operating (loss)/income	(1.9)	(0.3)	147.4	16.7	56.7	4.2	290.0	16.5
Interest expense, net	(40.8)	(7.1)	(39.6)	(4.5)	(80.2)	(5.9)	(78.9)	(4.5)
Other, net	1.6	0.3	(3.6)	(0.4)	(10.7)	(0.8)	(0.4)	(0.0)
(Loss)/income before taxes	(41.1)	(7.1)	104.3	11.8	(34.2)	(2.5)	210.8	12.0
Provision for/(benefit from) income taxes	1.4	0.2	30.8	3.5	(0.1)	(0.0)	52.3	3.0
Net (loss)/income	$(42.5)	(7.4)%	$73.4	8.3%	$(34.1)	(2.5)%	$158.5	9.0%
__________________________
*     Represents the amount presented divided by total net revenue.
Net revenue
Overall, volumes were lower than prior periods, both sequentially and year over year, due to severe end market decline caused by COVID-19. However, our end market environment is expected to improve sequentially overall through the balance of 2020. Refer to detailed discussion of revenue by segment below.
The following table presents a reconciliation of organic revenue decline, a non-GAAP financial measure, to reported net revenue decline, a financial measure determined in accordance with U.S. GAAP, for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Refer to the section entitled Non-GAAP Financial Measures below for further information on our use of organic revenue growth or decline.

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Reported net revenue decline	(40.2)%	(20.0)%	(34.8)%	(25.7)%	(15.5)%	(23.0)%
Percent impact of:
Foreign currency remeasurement (1)	(0.9)	(0.7)	(0.9)	(0.8)	(0.6)	(0.7)
Organic revenue decline	(39.3)%	(19.3)%	(33.9)%	(24.9)%	(14.9)%	(22.3)%
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

Performance Sensing
For the three months ended June 30, 2020, Performance Sensing net revenue declined 40.2%, or 39.3% on an organic basis.

For the three months ended June 30, 2020, automotive net revenue declined 42.5% compared to the prior year. Excluding a decline of 0.9% attributed to foreign currency exchange rate differences between the two periods, automotive net revenue in the three months ended June 30, 2020 declined 41.6% on an organic basis, representing outgrowth of 890 bps compared to a market that was down 50.5%. We refer to better performance by our business compared to the markets that the business serves, which relates to content growth partially offset by pricing, as "outgrowth." Our automotive market outgrowth was led primarily by new sensor launches in mission-critical emissions, electrification, and safety applications, as well as favorable pricing.
The difference between the performance of our automotive business and that of the end markets we serve was due primarily to two factors. First, we were able to alleviate the impact of end market declines by delivering market outgrowth, driven by increased content in all regions, but particularly in China where we experienced strong content growth following the adoption of NS6 emissions regulations. During the first quarter, we attributed a portion of automotive revenue growth to inventory build, particularly in China. In most regions in which we operate, inventory movements overall were negligible in the second quarter of 2020. We expect inventories at our customers to return to normalized levels by the end of the year.
We expect that the automotive markets in North America and Europe will grow sequentially in the third and fourth quarters of 2020. The China automotive end market was up 4.3% in the second quarter compared to the prior year, rebounding from first quarter declines resulting from COVID-19, as customer facilities re-opened and production ramped back up in this region, as expected. We expect production in other regions to ramp up at a slower pace. In the North American automotive markets, improving production levels sequentially from the second quarter are expected as original equipment manufacturer ("OEM") and Tier 1 sales to their customers improve. In Europe, consumer and business confidence are showing improvements as vehicle registrations and OEM factory production levels improve from low levels in the second quarter.
For the three months ended June 30, 2020, HVOR net revenue declined 32.5% compared to the corresponding period in the prior year. Excluding a decline of 1.0% attributed to foreign exchange rate differences between the two periods, HVOR net revenue in the three months ended June 30, 2020 declined 31.5% on an organic basis, representing outgrowth of 750 bps compared to a market that was down 39.0%.
The difference between the performance of our HVOR business and the performance of the end markets it serves is the result of market outgrowth, due primarily to increased content. Similar to our automotive business, a significant portion of this content came from China, where the on-road truck business has continued to post better-than-expected growth following the adoption of NS6 emissions regulations. While our HVOR business in China grew in the second quarter, we experienced substantial declines in both Europe and the Americas. We evaluate key economic indicators to gauge the health of our HVOR customers and the markets they serve, including freight load factors, truck inventory to sales ratios, building permits, industrial production, crop futures, and farm machinery. Based on these indicators, we expect HVOR end markets to improve sequentially in the third and fourth quarters of 2020.
For the six months ended June 30, 2020, Performance Sensing net revenue declined 25.7%, or 24.9% on an organic basis.
For the six months ended June 30, 2020, automotive net revenue declined 26.9% compared to the prior year. Excluding a decline of 0.8% attributed to foreign exchange rate differences between the two periods, automotive net revenue in the six months ended June 30, 2020 declined 26.1% on an organic basis. For the six months ended June 30, 2020, our automotive business reported content growth in all of our major regions, particularly Asia, of which most related to China.
For the six months ended June 30, 2020, HVOR net revenue declined 21.9% compared to the prior year. Excluding a decline of 0.9% attributed to foreign exchange rate differences between the two periods, HVOR net revenue in the six months ended June 30, 2020, declined 21.0% on an organic basis. For the six months ended June 30, 2020, our HVOR business reported content growth in most markets, most notably in the China on-road truck market, but also globally in agriculture and construction markets.
Sensing Solutions
For the three months ended June 30, 2020, Sensing Solutions net revenue decreased 20.0%, or 19.3% on an organic basis. For the six months ended June 30, 2020, Sensing Solutions net revenue decreased 15.5%, or 14.9% on an organic basis.
For the three months ended June 30, 2020, industrial and other net revenue decreased 15.5% compared to the prior year. Excluding a decline of 0.9% attributed to foreign exchange rate differences between the two periods, industrial and other net revenue in the three months ended June 30, 2020 decreased 14.6% on an organic basis. For the six months ended June 30, 2020, industrial and other net revenue decreased 14.2% compared to the prior year. Excluding a decline of 0.7% attributed to foreign exchange rate differences between the two periods, industrial and other net revenue in the six months ended June 30, 2020 declined 13.5% on an organic basis.

The decline in industrial and other net revenue for the second quarter and first half of 2020 was primarily driven by shutdowns related to COVID-19 and the resulting global industrial market slowdown. In the second quarter, industrial markets fared better than other markets in which we operate, as Purchasing Managers' Index data in all areas of the world improved during the quarter. For the balance of the year, we expect the industrial markets to continue to decline, but less significantly than in the second quarter.
For the three months ended June 30, 2020, aerospace net revenue declined 39.4% compared to the prior year on a reported and organic basis. For the six months ended June 30, 2020, aerospace net revenue declined 21.1% compared to the prior year on a reported and organic basis.
Reduced commercial OEM production in the second quarter led to a 32.0% decline in the aerospace market, and grounding of aircraft led to weakness in our aerospace aftermarket business. Expectations for future OEM commercial and defense production build rates and passenger miles flown are good indicators of future demand for our aerospace products and aftermarket services. Accordingly, as air traffic resumes, we expect the aerospace aftermarket to return to growth. The defense portion of the aerospace production market is expected to remain steady this year, while commercial production is expected to improve from very low levels in the second quarter.
Operating costs and expenses
Operating costs and expenses for the three and six months ended June 30, 2020 and 2019 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$412.4	71.5%	$575.2	65.1%	$978.8	72.5%	$1,156.0	65.9%
Research and development	30.2	5.2	36.7	4.2	64.7	4.8	71.8	4.1
Selling, general and administrative	64.7	11.2	72.0	8.2	142.0	10.5	142.6	8.1
Amortization of intangible assets	32.7	5.7	36.0	4.1	65.8	4.9	72.2	4.1
Restructuring and other charges, net	38.2	6.6	16.3	1.8	42.7	3.2	21.6	1.2
Total operating costs and expenses	$578.4	100.3%	$736.3	83.3%	$1,294.0	95.8%	$1,464.2	83.5%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended June 30, 2020, cost of revenue as a percentage of net revenue increased from the prior period, primarily as a result of productivity headwinds from our manufacturing facilities running at significantly lower than normal capacity and elevated logistics costs, partially offset by savings from temporary cost reductions in the second quarter, including salary reductions and furloughs, repositioning actions taken in 2019, and the positive impact of changes in foreign currency exchange rates.
For the six months ended June 30, 2020, cost of revenue as a percentage of net revenue increased from the prior period, primarily as a result of a $29.2 million loss related to a judgment against us in intellectual property litigation with Wasica in the first quarter of 2020, productivity headwinds from our manufacturing facilities running at significantly lower than normal capacity and elevated logistics costs, partially offset by savings from temporary cost reductions in the second quarter, including salary reductions and furloughs, repositioning actions taken in 2019, and the positive impact of changes in foreign currency exchange rates. We continue to deny any wrongdoing in the intellectual property litigation with Wasica, and intend to appeal the judgment. Refer to Note 12, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In the second quarter of 2020, we commenced the Q2 2020 Global Restructure Program, which includes reductions-in-force and certain site closures. Costs related to this program have been recognized in restructuring and other charges, net line on our condensed consolidated financial statements. We expect that the actions taken in the Q2 2020 Global Restructure Program will result in annualized savings of personnel- and facilities-related costs of approximately $49 million by 2021. We expect savings in the third quarter of 2020 to be approximately $7 million.

Research and development ("R&D") expense
For each of the three and six months ended June 30, 2020, R&D expense decreased from the prior comparable periods. R&D expense declined compared to the prior year periods, primarily as a result of temporary salary and furlough cost savings in the second quarter and savings from repositioning actions taken in 2019, as well as the positive impact of foreign currency exchange rates, somewhat offset by increased investments in our megatrend initiatives.
Selling, general and administrative ("SG&A") expense
For the three months ended June 30, 2020, SG&A expense decreased from the prior year, primarily as a result of temporary salary reductions, lower incentive compensation, furloughs, and savings from repositioning actions taken in 2019, as well as the positive impact of foreign currency exchange rates.
For the six months ended June 30, 2020, SG&A expense decreased from the prior period, primarily due to temporary salary reductions and furloughs, savings from repositioning actions taken in 2019, and the positive impact of foreign currency exchange rates, partially offset by higher compensation to retain and incentivize critical employee talent and increased costs related to enhancements and improvements to our global operating processes to increase productivity.
Amortization of intangible assets
For the three and six months ended June 30, 2020, amortization expense decreased from the corresponding prior periods primarily due to the effect of the economic benefit method.
Restructuring and other charges, net
On June 30, 2020, we analyzed the potential long-term impact of COVID-19 on our business and, as a result, committed to the Q2 2020 Global Restructure Program, which consists of voluntary and involuntary reductions-in-force and certain site closures. It was commenced in order to align our cost structure to the demand levels that we anticipate over the coming quarters. The majority of the actions under the Q2 2020 Global Restructure Program are expected to be completed on or before June 30, 2021.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact approximately 980 positions. Over the life of the Q2 2020 Global Restructure Program, we expect to incur restructuring charges of between $35.0 million and $39.0 million related to reductions-in-force and between $8.0 million and $10.0 million related to site closures. We expect to settle these charges with cash on hand.
Restructuring and other charges, net for the three and six months ended June 30, 2020 and 2019 consisted of the following (amounts in the table below have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended		For the six months ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Q2 2020 Global Restructure Program charges (1)	$24.1	$—	$24.1	$—
Other restructuring charges
Severance costs, net (2)	—	14.6	3.9	17.5
Facility and other exit costs	—	0.0	—	0.0
Other (3)	14.1	1.6	14.7	4.1
Restructuring and other charges, net	$38.2	$16.3	$42.7	$21.6
__________________________

(1)
Amounts accrued in the three months ended June 30, 2020 related to the Q2 2020 Global Restructure Program are detailed by segment below. All charges related to this program incurred in the three months ended June 30, 2020 were related to severance costs and recorded in restructuring and other charges, net.

(In millions)	Total
Performance Sensing	$7.6
Sensing Solutions	7.2
Corporate and other	9.3
Restructuring and other charges, net	$24.1

(2)
Severance costs, net (excluding those related to the Q2 2020 Global Restructure Program) for the six months ended June 30, 2020 were related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland. Severance costs, net for the three and six months ended June 30, 2019 were primarily related to benefits provided for under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S.

(3)
Other charges in the three and six months ended June 30, 2020 were primarily related to a $12.1 million pre-judgment interest-related award granted by the court on behalf of the plaintiffs, Wasica, in connection with a patent infringement case against Schrader. Refer to Note 12, "Commitments and Contingencies," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to this matter. Other charges in the three and six months ended June 30, 2019 were primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC.

Operating (loss)/income
In the three months ended June 30, 2020, operating (loss)/income decreased $149.3 million, or 101.3%, to a loss of $1.9 million (0.3% of net revenue) compared to income of $147.4 million (16.7% of net revenue) in the three months ended June 30, 2019. This decrease was primarily due to lower revenues, productivity headwinds from our manufacturing facilities running at significantly lower than normal capacity, a charge of $24.1 million recognized in the second quarter related to the Q2 2020 Global Restructure Program, $12.1 million of pre-judgment interest-related damages assessed against us related to the Wasica judgment, and elevated operating costs, partially offset by the non-recurrence of charges recognized in the second quarter of 2019 related to benefits provided under a voluntary retirement incentive program and the positive impact of foreign currency exchange rates. In addition, we realized savings of approximately $21.8 million in the second quarter resulting from temporary salary reductions, furloughs, and government subsidies.
In the six months ended June 30, 2020, operating income decreased $233.3 million, or 80.4%, to $56.7 million (4.2% of net revenue) compared to $290.0 million (16.5% of net revenue) in the six months ended June 30, 2019. This decrease was primarily due to lower revenues, productivity headwinds from our manufacturing facilities running at significantly lower than normal capacity, a $29.2 million loss related to a judgment against us in the intellectual property litigation with Wasica in the first quarter of 2020, a charge of $24.1 million recognized in the second quarter related to the Q2 2020 Global Restructure Program, $12.1 million of pre-judgment interest-related damages assessed against us related to the Wasica judgment, and elevated operating costs, partially offset by the non-recurrence of charges recognized in the second quarter of 2019 related to benefits provided under a voluntary retirement incentive program and the positive impact of foreign currency exchange rates. In addition, we realized savings of approximately $21.8 million in the second quarter resulting from temporary salary reductions, furloughs, and government subsidies.
We expect that the actions taken in the Q2 2020 Global Restructure Program will result in annualized savings of personnel- and facilities-related costs of approximately $49 million by 2021. We expect savings in the third quarter of 2020 to be approximately $7 million.
Other, net
Other, net for the three and six months ended June 30, 2020 and 2019 consisted of the following (amounts in the table below have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended		For the six months ended
(In millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Currency remeasurement (loss)/gain on net monetary assets (1)	$(1.1)	$(4.3)	$0.5	$(2.5)
Gain/(loss) on foreign currency forward contracts (2)	0.4	1.0	(3.4)	1.5
Gain/(loss) on commodity forward contracts	5.4	(0.1)	(0.1)	1.0
Net periodic benefit cost, excluding service cost	(2.5)	(0.3)	(6.9)	(0.6)
Other	(0.7)	0.1	(0.8)	0.1
Other, net	$1.6	$(3.6)	$(10.7)	$(0.4)
__________________________

(1)	Relates to the remeasurement of non-USD denominated monetary assets and liabilities into USD.

(2)
Relates to changes in the fair value of derivative financial instruments not designated as hedges. Refer to Note 15, "Derivative Instruments and Hedging Activities" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Provision for/(benefit from) income taxes
For the three and six months ended June 30, 2020, the decrease in total tax from the prior periods was predominantly related to the overall decrease in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
In response to the global financial and health crisis caused by COVID-19, the U.S. federal government enacted the CARES Act on March 27, 2020. Federal limitations on interest deductions were reduced in connection with this legislation, and we recorded a deferred tax benefit of $7.5 million in the six months ended June 30, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The provision for/(benefit from) income taxes consists of:

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
Liquidity and Capital Resources
As of June 30, 2020 and December 31, 2019, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	June 30, 2020	December 31, 2019
United Kingdom	$16.2	$8.8
United States	7.0	7.0
The Netherlands	952.6	522.9
China	138.5	119.3
Other	128.6	116.1
Total	$1,242.9	$774.1
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

Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2020 and 2019. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2020	June 30, 2019
Net cash provided by/(used in):
Operating activities:
Net (loss)/income adjusted for non-cash items	$160.7	$331.9
Changes in operating assets and liabilities, net	9.6	(79.8)
Operating activities	170.3	252.2
Investing activities	(60.5)	(82.9)
Financing activities	359.1	(178.0)
Net change	$468.8	$(8.8)
Operating activities. Net cash provided by operating activities declined from the six months ended June 30, 2019 primarily due to lower operating profitability, partially offset by improved management of working capital. Savings related to our cost-reduction activities in the second quarter were approximately $21.8 million, resulting from temporary salary reductions and furloughs. These savings are included in operating profitability.
Over the life of the Q2 2020 Global Restructure Program, we expect to incur restructuring charges of between $35.0 million and $39.0 million related to reductions-in-force and between $8.0 million and $10.0 million related to site closures. We expect to settle these charges with cash on hand.
Investing activities. Net cash used in investing activities declined from the six months ended June 30, 2019 primarily due to a reduction in capital expenditures as a result of COVID-19. In fiscal year 2020, we anticipate capital expenditures of approximately $120.0 million to $130.0 million, which we expect to be funded from cash on hand.
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2020 included $400.0 million of cash proceeds from the drawdown on the Revolving Credit Facility on April 1, 2020. In addition, on April 2, 2020, we announced a temporary suspension of our share repurchase program. As a result, payments to repurchase ordinary shares decreased from $168.2 million for the six months ended June 30, 2019 to $35.2 million for the six months ended June 30, 2020. The share repurchase program will continue to remain on hold until end market conditions show greater improvement and stability.
Indebtedness and Liquidity:
As of June 30, 2020, we had $3,689.1 million in gross indebtedness, which included finance lease and other financing obligations and excluded debt discounts and deferred financing costs. Refer to Note 11, "Debt," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the components of our debt.
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
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In order to enhance our financial flexibility given the general uncertainty associated with COVID-19, we withdrew $400.0 million from the Revolving Credit Facility on April 1, 2020. As of June 30, 2020, we had $16.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2020, no amounts had been drawn against these outstanding letters of credit.

Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of June 30, 2020, availability under the Accordion was approximately $0.7 billion.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases (if and when resumed), and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future. On April 2, 2020, we announced a temporary suspension of our share repurchase program, which will continue to remain on hold until end market conditions show greater improvement and stability.
The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2020.
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
These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs, and will be evaluated periodically with respect to future potential funding of those programs. As of June 30, 2020, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 24, 2020, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a negative outlook. The Standard & Poor's outlook represents a decline from their outlook of "stable" as of December 31, 2019. The change in outlook reflects the uncertainties in the markets caused by COVID-19.
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of June 30, 2020. During the six months ended June 30, 2020, we repurchased approximately 0.9 million ordinary shares under our share repurchase program for a total purchase price of approximately $35.2 million, which are now held as treasury shares. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will continue to remain on hold until end market conditions show greater improvement and stability.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse impact on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has caused widespread disruptions to our Company in the first half of 2020. During the first quarter of 2020, these disruptions were primarily limited to our manufacturing operations in China, portions of which were closed during the end of January and first half of February due to government mandates. As the virus spread to the rest of the world beginning in March, most of our other operations outside of China also were impacted. These impacts have continued to varying degrees throughout the second quarter, as regions have had varying levels of success mitigating the impacts of the virus, resulting in varying degrees of reopening. As of June 30, 2020, we were still experiencing significant disruptions, which include, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.
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
In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. These include, but are not limited to, the following:

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

As of the date of this Quarterly Report on Form10-Q, given the speed with which the COVID-19 pandemic is evolving and the uncertainty of its duration and impact, we are not able to predict the impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material adverse effect on our financial results during any quarter or year in which we are affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2020	82,259	(1)	$27.75	—	$302.3
May 1 through May 31, 2020	464	(1)	$34.12	—	$302.3
June 1 through June 30, 2020	—		$—	—	$302.3
Quarter total	82,723		$27.79	—	$302.3
__________________________

(1)
The number of ordinary shares presented were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan.

Item 3.	Defaults Upon Senior Securities.
None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement between Shannon Votava and Sensata Technologies Inc., dated May 26, 2020. *†

10.2	Employment Agreement between Lynne Caljouw and Sensata Technologies Inc., dated June 15, 2020. *†

10.3	Letter Agreement Amending Employment Agreement between Allisha Elliott and Sensata Technologies, Inc., dated May 15, 2020. *†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2020

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)