Form 10-Q
period 2020-09-30
Sensata Technologies Holding plc
filed 2020-10-27
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2020, 157,309,612 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,610,191	$774,119
Accounts receivable, net of allowances of $17,151 and $15,129 as of September 30, 2020 and December 31, 2019, respectively	565,184	557,874
Inventories	438,188	506,678
Prepaid expenses and other current assets	100,316	126,981
Total current assets	2,713,879	1,965,652
Property, plant and equipment, net	807,092	830,998
Goodwill	3,117,569	3,093,598
Other intangible assets, net of accumulated amortization of $2,137,916 and $2,039,436 as of September 30, 2020 and December 31, 2019, respectively	715,797	770,904
Deferred income tax assets	29,714	21,150
Other assets	175,443	152,217
Total assets	$7,559,494	$6,834,519
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$7,049	$6,918
Accounts payable	319,424	376,968
Income taxes payable	11,428	35,234
Accrued expenses and other current liabilities	288,514	215,626
Total current liabilities	626,415	634,746
Deferred income tax liabilities	241,554	251,033
Pension and other post-retirement benefit obligations	31,090	36,100
Finance lease and other financing obligations, less current portion	28,360	28,810
Long-term debt, net	3,963,076	3,219,885
Other long-term liabilities	94,355	90,190
Total liabilities	4,984,850	4,260,764
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 172,875 and 172,561 shares issued, as of September 30, 2020 and December 31, 2019, respectively	2,216	2,212
Treasury shares, at cost, 15,631 and 14,733 shares as of September 30, 2020 and December 31, 2019, respectively	(784,596)	(749,421)
Additional paid-in capital	1,741,538	1,725,091
Retained earnings	1,656,639	1,616,357
Accumulated other comprehensive loss	(41,153)	(20,484)
Total shareholders’ equity	2,574,644	2,573,755
Total liabilities and shareholders’ equity	$7,559,494	$6,834,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net revenue	$788,313	$849,715	$2,139,087	$2,603,940
Operating costs and expenses:
Cost of revenue	530,255	554,910	1,509,104	1,710,951
Research and development	33,423	38,189	98,115	109,970
Selling, general and administrative	75,747	68,158	217,698	210,733
Amortization of intangible assets	32,562	35,905	98,397	108,079
Restructuring and other charges, net	(10,519)	6,421	32,197	28,040
Total operating costs and expenses	661,468	703,583	1,955,511	2,167,773
Operating income	126,845	146,132	183,576	436,167
Interest expense, net	(44,129)	(39,556)	(124,340)	(118,417)
Other, net	9,194	(7,560)	(1,511)	(7,925)
Income before taxes	91,910	99,016	57,725	309,825
Provision for income taxes	15,181	28,341	15,106	80,649
Net income	$76,729	$70,675	$42,619	$229,176
Basic net income per share	$0.49	$0.44	$0.27	$1.42
Diluted net income per share	$0.49	$0.44	$0.27	$1.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$76,729	$70,675	$42,619	$229,176
Other comprehensive (loss)/income:
Cash flow hedges	(2,197)	6,917	(26,698)	12,331
Defined benefit and retiree healthcare plans	1,015	83	6,029	249
Other comprehensive (loss)/income	(1,182)	7,000	(20,669)	12,580
Comprehensive income	$75,547	$77,675	$21,950	$241,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net Income	$42,619	$229,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,216	84,354
Amortization of debt issuance costs	5,026	5,573
Share-based compensation	14,212	15,188
Loss on debt financing	—	4,364
Amortization of intangible assets	98,397	108,079
Deferred income taxes	(11,600)	20,313
Unrealized loss on derivative instruments and other	5,876	23,545
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(5,205)	(12,119)
Inventories	71,207	(7,192)
Prepaid expenses and other current assets	15,689	4,281
Accounts payable and accrued expenses	(10,939)	(40,092)
Income taxes payable	(23,806)	2,028
Other	(2,354)	(3,971)
Net cash provided by operating activities	293,338	433,527
Cash flows from investing activities:
Acquisitions, net of cash received	(64,452)	(32,315)
Additions to property, plant and equipment and capitalized software	(79,939)	(123,206)
Investment in debt and equity securities	(24,794)	(9,950)
Other	10,717	4,947
Net cash used in investing activities	(158,468)	(160,524)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	2,237	10,309
Payment of employee restricted stock tax withholdings	(2,335)	(6,953)
Proceeds from borrowings on debt	1,150,000	450,000
Payments on debt	(406,568)	(461,190)
Payments to repurchase ordinary shares	(35,175)	(265,846)
Payments of debt and equity issuance costs	(6,957)	(7,770)
Net cash provided by/(used in) financing activities	701,202	(281,450)
Net change in cash and cash equivalents	836,072	(8,447)
Cash and cash equivalents, beginning of period	774,119	729,833
Cash and cash equivalents, end of period	$1,610,191	$721,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2020	172,844	$2,215	(15,631)	$(784,596)	$1,735,826	$1,579,931	$(39,971)	$2,493,405
Surrender of shares for tax withholding	—	—	—	(21)	—	—	—	(21)
Stock options exercised	29	1	—	—	1,090	—	—	1,091
Vesting of restricted securities	2	—	—	—	—	—	—	—
Retirement of ordinary shares	—	—	—	21	—	(21)	—	—
Share-based compensation	—	—	—	—	4,622	—	—	4,622
Net income	—	—	—	—	—	76,729	—	76,729
Other comprehensive loss	—	—	—	—	—	—	(1,182)	(1,182)
Balance as of September 30, 2020	172,875	$2,216	(15,631)	$(784,596)	$1,741,538	$1,656,639	$(41,153)	$2,574,644

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	(83)	(2,335)	—	—	—	(2,335)
Stock options exercised	84	2	—	—	2,235	—	—	2,237
Vesting of restricted securities	313	3	—	—	—	(3)	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	(83)	(1)	83	2,335	—	(2,334)	—	—
Share-based compensation	—	—	—	—	14,212	—	—	14,212
Net income	—	—	—	—	—	42,619	—	42,619
Other comprehensive loss	—	—	—	—	—	—	(20,669)	(20,669)
Balance as of September 30, 2020	172,875	$2,216	(15,631)	$(784,596)	$1,741,538	$1,656,639	$(41,153)	$2,574,644

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2019	172,325	$2,209	(10,986)	$(567,615)	$1,710,711	$1,492,356	$(20,598)	$2,617,063
Surrender of shares for tax withholding	—	—	(4)	(175)	—	—	—	(175)
Stock options exercised	93	2	—	—	3,208	—	—	3,210
Vesting of restricted securities	13	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(2,098)	(97,648)	—	—	—	(97,648)
Retirement of ordinary shares	(4)	—	4	175	—	(175)	—	—
Share-based compensation	—	—	—	—	2,763	—	—	2,763
Net income	—	—	—	—	—	70,675	—	70,675
Other comprehensive income	—	—	—	—	—	—	7,000	7,000
Balance as of September 30, 2019	172,427	$2,211	(13,084)	$(665,263)	$1,716,682	$1,562,856	$(13,598)	$2,602,888

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(148)	(6,953)	—	—	—	(6,953)
Stock options exercised	405	5	—	—	10,304	—	—	10,309
Vesting of restricted securities	451	5	—	—	—	(5)	—	—
Repurchase of ordinary shares	—	—	(5,513)	(265,846)	—	—	—	(265,846)
Retirement of ordinary shares	(148)	(2)	148	6,953	—	(6,951)	—	—
Share-based compensation	—	—	—	—	15,188	—	—	15,188
Net income	—	—	—	—	—	229,176	—	229,176
Other comprehensive income	—	—	—	—	—	—	12,580	12,580
Balance as of September 30, 2019	172,427	$2,211	(13,084)	$(665,263)	$1,716,682	$1,562,856	$(13,598)	$2,602,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
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
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020			For the three months ended September 30, 2019
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$456,200	$7,801	$464,001	$493,675	$10,738	$504,413
HVOR (1)	124,736	—	124,736	134,918	—	134,918
Industrial	—	87,174	87,174	—	83,718	83,718
Appliance and HVAC (2)	—	47,618	47,618	—	49,724	49,724
Aerospace	—	31,740	31,740	—	41,962	41,962
Other	—	33,044	33,044	—	34,980	34,980
Total	$580,936	$207,377	$788,313	$628,593	$221,122	$849,715
________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

The following table presents net revenue disaggregated by segment and end market for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30, 2020			For the nine months ended September 30, 2019
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,180,402	$23,316	$1,203,718	$1,483,986	$32,838	$1,516,824
HVOR	354,430	—	354,430	429,151	—	429,151
Industrial	—	247,037	247,037	—	272,177	272,177
Appliance and HVAC	—	136,703	136,703	—	157,260	157,260
Aerospace	—	101,057	101,057	—	129,843	129,843
Other	—	96,142	96,142	—	98,685	98,685
Total	$1,534,832	$604,255	$2,139,087	$1,913,137	$690,803	$2,603,940
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock options	$179	$1,499	$2,721	$4,987
Restricted securities	4,443	1,264	11,491	10,201
Share-based compensation expense	$4,622	$2,763	$14,212	$15,188
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan during the nine months ended September 30, 2020:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded That May Vest	Weighted- Average Grant Date Fair Value
Various executives and employees	RSU (1)	10	N/A	$36.67
Directors	RSU (1)	39	N/A	$36.45
Various executives and employees	RSU (2)	748	N/A	$28.37
Various executives and employees	PRSU (3)	401	0.0% - 172.5%	$28.22
__________________________
(1)    These RSUs generally cliff vest between one year and three years from the grant date (various dates between April 2021 and March 2023).
(2)    Beginning in April 2020, we began granting RSUs that vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between April 2023 and September 2023.
(3)    These PRSUs vest on various dates between April 2023 and September 2023. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.
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

The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact approximately 980 positions. Over the life of the Q2 2020 Global Restructure Program, we expect to incur restructuring charges of between $35.0 million and $38.0 million related to reductions-in-force and between $8.0 million and $10.0 million related to site closures. We expect to settle these charges with cash on hand.
We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Reductions-in-Force		Site Closures
(Dollars in millions)	Positions	Minimum	Maximum	Minimum	Maximum
Performance Sensing	214	$12.6	$13.7	$3.0	$4.0
Sensing Solutions	335	10.2	10.9	5.0	6.0
Corporate and other	431	12.2	13.4	—	—
Total	980	$35.0	$38.0	$8.0	$10.0
Charges recognized in the nine months ended September 30, 2020 related to the Q2 2020 Global Restructure Program are presented by segment below. All charges related to severance costs and were recorded in restructuring and other charges, net.

For the nine months ended September 30, 2020
Performance Sensing	$7,609
Sensing Solutions	7,181
Corporate and other	9,330
Restructuring and other charges, net	$24,120
The following table presents the components of restructuring and other charges, net for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Q2 2020 Global Restructure Program charges	$—	$—	$24,120	$—
Other restructuring charges
Severance costs, net (1)	206	5,549	4,103	23,035
Facility and other exit costs	423	208	423	245
Other (2)	(11,148)	664	3,551	4,760
Restructuring and other charges, net	$(10,519)	$6,421	$32,197	$28,040
___________________________________
(1)    Severance costs, net (excluding those related to the Q2 2020 Global Restructure Program) for the nine months ended September 30, 2020 were related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland. Severance costs, net for the three and nine months ended September 30, 2019 included termination benefits provided in connection with workforce reductions of manufacturing, engineering, and administrative positions including the elimination of certain positions related to site consolidations. Severance costs, net for the three months ended September 30, 2019 also included $6.5 million of termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany. Severance costs, net for the nine months ended September 30, 2019 also included approximately $12.7 million of benefits provided under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S.
(2)    In the three months ended September 30, 2020, we settled a patent infringement case brought by Wasica Finance GmbH ("Wasica") against Schrader, and released $11.7 million of the related liability, which is presented in restructuring and other charges, net. Refer to Note 12, "Commitments and Contingencies," for additional information related to this matter. For the nine months ended September 30, 2020, this release largely offset a charge of $12.1 million resulting from a prejudgment interest-related award granted by the court on behalf of Wasica in the three months ended June 30, 2020. Other charges in the three and nine months ended September 30, 2020 and 2019 primarily related to deferred compensation incurred in connection with the acquisition of GIGAVAC, LLC.

The following table presents a rollforward of the severance portion of our restructuring obligations for the nine months ended September 30, 2020. All balances at September 30, 2020 are presented in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

	Q2 2020 Global Restructure Program	Other	Total
Balance at December 31, 2019	$—	$14,779	$14,779
Charges, net of reversals	24,120	4,103	28,223
Payments	(11,601)	(12,972)	(24,573)
Foreign currency remeasurement	333	(224)	109
Balance at September 30, 2020	$12,852	$5,686	$18,538
6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Currency remeasurement gain/(loss) on net monetary assets	$5,422	$(6,031)	$5,878	$(8,492)
(Loss)/gain on foreign currency forward contracts	(1,060)	1,289	(4,424)	2,806
Gain on commodity forward contracts	6,138	1,786	5,990	2,807
Loss on debt refinancing	—	(4,364)	—	(4,364)
Net periodic benefit cost, excluding service cost	(1,506)	(272)	(8,403)	(846)
Other	200	32	(552)	164
Other, net	$9,194	$(7,560)	$(1,511)	$(7,925)
7. Income Taxes
The following table presents the provision for income taxes for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Provision for income taxes	$15,181	$28,341	$15,106	$80,649
The decrease in total tax from the prior periods was predominantly related to the overall decrease in income before taxes as impacted by the mix of profits in the various jurisdictions in which we operate.
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
The provision for income taxes consists of:
•current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and
•deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (1) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (2) changes in net operating loss carryforwards, (3) changes in tax rates, and (4) changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2020 and 2019 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic weighted-average ordinary shares outstanding	157,220	160,458	157,335	161,774
Dilutive effect of stock options	233	530	211	578
Dilutive effect of unvested restricted securities	526	320	444	417
Diluted weighted-average ordinary shares outstanding	157,979	161,308	157,990	162,769
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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Anti-dilutive shares excluded	1,680	1,381	1,868	1,251
Contingently issuable shares excluded	1,183	767	1,010	679
9. Inventories
The following table presents the components of inventories as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Finished goods	$162,186	$197,531
Work-in-process	90,117	104,007
Raw materials	185,885	205,140
Inventories	$438,188	$506,678
10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2020 and 2019 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$2	$2	$777	$715	$779	$717
Interest cost	206	394	37	48	294	332	537	774
Expected return on plan assets	(292)	(442)	—	—	(177)	(175)	(469)	(617)
Amortization of net loss	311	242	(1)	7	257	191	567	440
Amortization of prior service (credit)/cost	—	—	(196)	(327)	2	2	(194)	(325)
Loss on settlement	31	—	—	—	785	—	816	—
Loss on curtailment	—	—	249	—	—	—	249	—
Net periodic benefit cost/(credit)	$256	$194	$91	$(270)	$1,938	$1,065	$2,285	$989

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2020 and 2019 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$7	$6	$2,485	$2,078	$2,492	$2,084
Interest cost	679	1,192	110	154	1,005	1,008	1,794	2,354
Expected return on plan assets	(1,018)	(1,344)	—	—	(523)	(526)	(1,541)	(1,870)
Amortization of net loss	906	732	18	29	852	574	1,776	1,335
Amortization of prior service (credit)/cost	—	—	(589)	(981)	7	8	(582)	(973)
Loss on settlement	4,363	—	—	—	2,344	—	6,707	—
Loss on curtailment	—	—	249	—	—	—	249	—
Net periodic benefit cost/(credit)	$4,930	$580	$(205)	$(792)	$6,170	$3,142	$10,895	$2,930
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6, "Other, Net."
11. Debt
Our long-term debt, finance lease, and other financing obligations as of September 30, 2020 and December 31, 2019 consisted of the following:

	Maturity Date	September 30, 2020	December 31, 2019
Term Loan	September 20, 2026	$457,254	$460,725
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	750,000	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	—
Less: discount		(10,143)	(11,758)
Less: deferred financing costs		(29,404)	(24,452)
Less: current portion		(4,631)	(4,630)
Long-term debt, net		$3,963,076	$3,219,885

Finance lease and other financing obligations		$30,778	$31,098
Less: current portion		(2,418)	(2,288)
Finance lease and other financing obligations, less current portion		$28,360	$28,810
Revolving Credit Facility
On April 1, 2020, in order to enhance our financial flexibility given the general uncertainty associated with COVID-19, we withdrew $400.0 million from our $420.0 million revolving credit facility (the "Revolving Credit Facility"). On August 17, 2020, we repaid these borrowings using a portion of the proceeds from issuance of the 3.75% Senior Notes, as detailed below.
As of September 30, 2020, we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2020, no amounts had been drawn against these outstanding letters of credit.

3.75% Senior Notes
On August 17, 2020, our indirect, wholly-owned subsidiary, Sensata Technologies, Inc. ("STI"), completed the issuance and sale of $750.0 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes"). A portion of the proceeds of the issuance of the 3.75% Senior Notes was used to repay approximately $400.0 million of outstanding borrowings under the Revolving Credit Facility as well as to pay fees and expenses in connection with the offering of the 3.75% Senior Notes and related transactions. The 3.75% Senior Notes were issued under an indenture dated as of August 17, 2020 among STI, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "3.75% Senior Notes Indenture").
The 3.75% Senior Notes Indenture contains covenants that limit the ability of our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV") and its subsidiaries (including STI) to, among other things: incur liens; engage in sale and leaseback transactions; with respect to any subsidiary of STBV (other than STI), incur indebtedness without such subsidiary’s guaranteeing the 3.75% Senior Notes; or consolidate, merge with, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of their properties or assets to, another person. These covenants are subject to important exceptions and qualifications set forth in the 3.75% Senior Notes Indenture.
The 3.75% Senior Notes bear interest at 3.75% per year and mature on February 15, 2031. Interest is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021. The 3.75% Senior Notes are guaranteed by STBV and all of the subsidiaries of STBV (other than STI) that guarantee the obligations of (1) STI under its senior secured credit facilities and 4.375% Senior Notes due 2030, (2) STBV under the 4.875% Senior Notes due 2023, 5.625% Senior Notes due 2024, and 5.0% Senior Notes due 2025, and (3) Sensata Technologies UK Financing Co. plc under the 6.25% Senior Notes due 2026.
At any time, and from time to time, prior to February 15, 2026, STI may redeem the 3.75% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 3.75% Senior Notes being redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after February 15, 2026, STI may redeem the 3.75% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date.

Period beginning February 15,	Price
2026	101.875%
2027	100.938%
2028 and thereafter	100.000%
In addition, at any time prior to August 15, 2023, STI may redeem up to 40% of the principal amount of the outstanding 3.75% Senior Notes (including additional 3.75% Senior Notes, if any) with the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 103.75%, plus accrued and unpaid interest, if any, up to but excluding the redemption date, provided that at least 60% of the aggregate principal amount of the 3.75% Senior Notes (including additional 3.75% Senior Notes, if any) remains outstanding immediately after each such redemption.
Upon the occurrence of certain changes in control, each holder of the 3.75% Senior Notes will have the right to require STI to repurchase the 3.75% Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.
Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STI may, at its option, redeem the 3.75% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the redemption date, and all Additional Amounts (as defined in the 3.75% Senior Notes Indenture), if any, then due and which will become due on the date of redemption.
Accounting for Debt Financing Transactions
We account for our debt financing transactions as disclosed in Note 2, "Significant Accounting Policies" of the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In connection with of the issuance of the 3.75% Senior Notes, we recognized $8.4 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets.

Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, accrued interest totaled $50.4 million and $42.8 million, respectively.
12. Commitments and Contingencies
We were a defendant in a lawsuit, Wasica Finance Gmbh et al v. Schrader International Inc. et al, Case No. 13-1353-CPS, U.S.D.C., Delaware, in which the claimant alleged infringement of their patent (US 5,602,524) in connection with certain of our tire pressure monitoring system products. The patent in question has expired, and as a result, the claimant sought damages for past alleged infringement with interest and costs. The asserted patent was the U.S. counterpart of a German patent that had been previously asserted against Schrader. Schrader succeeded in proving that German patent to be invalid. On February 14, 2020, a jury found us liable for damages in the amount of $31.2 million. As a result, we recorded a loss of $29.2 million in the three months ended March 31, 2020 through cost of revenue. On July 6, 2020, the court awarded an additional $12.1 million for plaintiffs and against us for prejudgment interest-related damages, and as a result, in the three months ended June 30, 2020, we recorded a loss of $12.1 million through restructuring and other charges, net, to reflect the court's order. The parties executed and closed a Litigation Settlement & License Agreement on September 18, 2020 to settle the matter for $31.6 million. As a result of this settlement, in the three months ended September 30, 2020, we recognized a gain of $11.7 million, presented in restructuring and other charges, net. The lawsuit was formally dismissed by the District Court (D. Del) on September 22, 2020, and the U.S. Court of Appeals for the Federal Circuit on September 24, 2020.
13. Shareholders' Equity
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of September 30, 2020. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will continue to remain on hold until market conditions show greater improvement and stability.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the nine months ended September 30, 2020 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$16,546	$(37,030)	$(20,484)
Other comprehensive loss before reclassifications, net of tax	(17,815)	—	(17,815)
Reclassifications from accumulated other comprehensive loss, net of tax	(8,883)	6,029	(2,854)
Other comprehensive (loss)/income	(26,698)	6,029	(20,669)
Balance at September 30, 2020	$(10,152)	$(31,001)	$(41,153)

The amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2020	2019	2020	2019
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(625)	$(7,615)	$(13,640)	$(17,327)	Net revenue (1)
Foreign currency forward contracts	3,371	(968)	1,796	(2,037)	Cost of revenue (1)
Total, before taxes	2,746	(8,583)	(11,844)	(19,364)	Income before taxes
Income tax effect	(687)	1,760	2,961	3,970	Provision for income taxes
Total, net of taxes	$2,059	$(6,823)	$(8,883)	$(15,394)	Net income

Defined benefit and retiree healthcare plans	$1,438	$115	$8,150	$362	Other, net (2)
Income tax effect	(423)	(32)	(2,121)	(113)	Provision for income taxes
Total, net of taxes	$1,015	$83	$6,029	$249	Net income
__________________________
(1)    Refer to Note 15, "Derivative Instruments and Hedging Activities," for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 10, "Pension and Other Post-Retirement Benefits," for additional information on net periodic benefit cost/(credit).
14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2020	December 31, 2019
Assets
Foreign currency forward contracts	$5,601	$23,561
Commodity forward contracts	7,266	3,623
Total	$12,867	$27,184
Liabilities
Foreign currency forward contracts	$16,919	$1,959
Commodity forward contracts	870	462
Total	$17,789	$2,421
Refer to Note 15, "Derivative Instruments and Hedging Activities," for additional information related to our forward contracts.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2019 and determined that they were not impaired. We assessed the current and expected market impact of COVID-19, including the impact on our forecasts, as of June 30, 2020, and determined that our intangible assets (including goodwill) were not impaired. During the three months September 30, 2020, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$457,254	$452,681	$460,725	$464,181
4.875% Senior Notes	$500,000	$525,000	$500,000	$532,500
5.625% Senior Notes	$400,000	$429,000	$400,000	$444,000
5.0% Senior Notes	$700,000	$749,000	$700,000	$759,500
6.25% Senior Notes	$750,000	$776,250	$750,000	$808,125
4.375% Senior Notes	$450,000	$469,125	$450,000	$457,875
3.75% Senior Notes	$750,000	$744,375	$—	$—
___________________________________
(1)    Excluding any related debt discounts and deferred financing costs.
Cash and cash equivalents are carried at cost, which approximates fair value because of their short-term nature.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no impairments or changes resulting from observable transactions for any of these investments and no adjustments were made to their carrying values.
Refer to the table below for the carrying values of equity investments using the measurement alternative, which are presented as a component of other assets in the condensed consolidated balance sheets.

	September 30, 2020	December 31, 2019
Quanergy Systems, Inc.	$50,000	$50,000
Other	15,000	3,700
Total	$65,000	$53,700
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and nine months ended September 30, 2020 and 2019, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of September 30, 2020, we estimated that $10.5 million of net losses will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2021.

As of September 30, 2020, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
305.8 EUR	Various from November 2018 to September 2020	Various from October 2020 to September 2022	Euro ("EUR") to USD	1.16 USD	Cash flow hedge
509.0 CNY	September 25, 2020	October 30, 2020	USD to Chinese Renminbi ("CNY")	6.87 CNY	Not designated
330.6 CNY	Various from December 2019 to January 2020	Various from October to December 2020	USD to CNY	7.01 CNY	Cash flow hedge
700.0 JPY	September 28, 2020	October 30, 2020	USD to Japanese Yen ("JPY")	105.43 JPY	Not designated
18,310.5 KRW	Various from November 2018 to September 2020	Various from October 2020 to September 2022	USD to Korean Won ("KRW")	1,172.15 KRW	Cash flow hedge
10.0 MYR	September 25, 2020	October 30, 2020	USD to Malaysian Ringgit ("MYR")	4.16 MYR	Not designated
193.0 MXN	September 28, 2020	October 30, 2020	USD to Mexican Peso ("MXN")	22.34 MXN	Not designated
2,991.8 MXN	Various from November 2018 to September 2020	Various from October 2020 to September 2022	USD to MXN	22.38 MXN	Cash flow hedge
7.0 GBP	September 28, 2020	October 30, 2020	British Pound Sterling ("GBP") to USD	1.29 USD	Not Designated
47.8 GBP	Various from November 2018 to September 2020	Various from October 2020 to September 2022	GBP to USD	1.28 USD	Cash flow hedge
_________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of September 30, 2020, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	672,759 troy oz.	October 2020 - August 2022	$18.39
Gold	6,562 troy oz.	October 2020 - August 2022	$1,623.38
Nickel	157,338 pounds	October 2020 - August 2022	$6.26
Aluminum	2,027,231 pounds	October 2020 - August 2022	$0.85
Copper	1,666,157 pounds	October 2020 - August 2022	$2.66
Platinum	6,660 troy oz.	October 2020 - August 2022	$893.48
Palladium	752 troy oz.	October 2020 - August 2022	$1,799.61

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,420	$20,957	Accrued expenses and other current liabilities	$13,309	$1,055
Foreign currency forward contracts	Other assets	2,171	2,530	Other long-term liabilities	3,567	428
Total		$5,591	$23,487		$16,876	$1,483
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$5,876	$3,069	Accrued expenses and other current liabilities	$451	$394
Commodity forward contracts	Other assets	1,390	554	Other long-term liabilities	419	68
Foreign currency forward contracts	Prepaid expenses and other current assets	10	74	Accrued expenses and other current liabilities	43	476
Total		$7,276	$3,697		$913	$938
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2020 and 2019:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2020	2019		2020	2019
Foreign currency forward contracts	$(12,666)	$19,797	Net revenue	$625	$7,615
Foreign currency forward contracts	$7,021	$(2,514)	Cost of revenue	$(3,371)	$968

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2020	2019
Commodity forward contracts	$6,138	$1,786	Other, net
Foreign currency forward contracts	$(1,060)	$1,289	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2020 and 2019:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2020	2019		2020	2019
Foreign currency forward contracts	$(6,076)	$30,124	Net revenue	$13,640	$17,327
Foreign currency forward contracts	$(17,342)	$3,946	Cost of revenue	$(1,796)	$2,037

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2020	2019
Commodity forward contracts	$5,990	$2,807	Other, net
Foreign currency forward contracts	$(4,424)	$2,806	Other, net

Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2020, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $17.9 million. As of September 30, 2020, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recorded in connection with acquisitions. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2, "Significant Accounting Policies" of the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table presents net revenue and segment operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2020 and 2019 (recast to reflect realignment of performance measures as discussed above):

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net revenue:
Performance Sensing	$580,936	$628,593	$1,534,832	$1,913,137
Sensing Solutions	207,377	221,122	604,255	690,803
Total net revenue	$788,313	$849,715	$2,139,087	$2,603,940
Segment operating income (as defined above):
Performance Sensing	$151,626	$170,240	$347,428	$498,982
Sensing Solutions	58,229	71,570	170,545	224,826
Total segment operating income	209,855	241,810	517,973	723,808
Corporate and other	(60,967)	(53,352)	(203,803)	(151,522)
Amortization of intangible assets	(32,562)	(35,905)	(98,397)	(108,079)
Restructuring and other charges, net	10,519	(6,421)	(32,197)	(28,040)
Operating income	126,845	146,132	183,576	436,167
Interest expense, net	(44,129)	(39,556)	(124,340)	(118,417)
Other, net	9,194	(7,560)	(1,511)	(7,925)
Income before taxes	$91,910	$99,016	$57,725	$309,825

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
We believe that the following important factors, among others (including those set forth here and described in Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•Future risks and existing uncertainties associated with the COVID-19 pandemic, which continues to have a significant adverse impact on our business and operations including: (i) full or partial shutdowns of our facilities as mandated by government decrees, (ii) limited ability to adjust certain costs due to government actions, (iii) significant travel restrictions and “work-from-home” orders limiting the availability of our workforce, (iv) supplier constraints and supply-chain interruptions, (v) logistics challenges and limitations, (vi) reduced demand from certain customers, (vi) uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers and suppliers, and (vii) uncertainties and volatility in the global capital markets;
•business disruptions due to natural disasters or other disasters outside our control, such as the global COVID-19 pandemic.
•instability and changes in the global markets, including regulatory, political, economic, governmental, and military matters, such as the recent exit of the United Kingdom (the "U.K.") from the European Union (the "EU");
•adverse conditions or competition in the industries upon which we are dependent, including the automotive industry;
•competitive pressure from customers that could require us to reduce prices or result in reduced demand;
•losses and costs as a result of intellectual property, product liability, warranty, and recall claims;
•market acceptance of new product introductions and product innovations;
•supplier interruption or non-performance, limiting our access to manufactured components or raw materials;
•risks related to the acquisition or disposition of businesses, or the restructuring of our business;
•labor disruptions or increased labor costs;
•inability to realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders for which we are currently engaged in development;
•security breaches, cyber theft of our intellectual property, and other disruptions to our information technology infrastructure, or improper disclosure of confidential, personal, or proprietary data;
•foreign currency risks, changes in socioeconomic conditions, or changes to monetary and fiscal policies;
•our level of indebtedness, or our inability to meet debt service obligations or comply with the covenants contained in the credit agreement and senior notes indentures;
•changes to current policies, such as trade tariffs, by the U.S. government;

•risks related to the potential for goodwill impairment;
•the impact of challenges by taxing authorities of our historical and future tax positions or our allocation of taxable income among our subsidiaries, unfavorable developments in taxation sentiments in countries where we do business, and challenges to the sovereign taxation regimes of EU member states by the European Commission and the Organization for Economic Co-operation and Development;
•changes to, or inability to comply with, various regulations, including tax laws, import/export regulations, anti-bribery laws, environmental, health, and safety laws, and other governmental regulations; and
•risks related to our domicile in the U.K.
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
Overview
The COVID-19 pandemic has caused widespread disruptions to our Company, employees, customers, suppliers, and communities since the first quarter of 2020. We recognized the global impact of COVID-19 early, and took a wide range of actions across our organization, designed to benefit the health and safety of employees, while also enabling us to respond to customer needs and enhance our financial flexibility during the pandemic. We are continuing to work with local, state, and federal governmental health agencies in many countries, implementing measures to help protect employees and minimize the spread of COVID-19 in our communities.
In the third quarter of 2020, the global economic rebound from government-instituted lockdowns and quarantines has been dramatic. We continue to deliver strong market "outgrowth," defined as the amount by which revenue performance of our business is favorable to the performance of the markets that the business serves. For the first nine months of 2020, we delivered 840 basis points of outgrowth in our HVOR business and 610 basis points of outgrowth in our automotive business. We continue to monitor all of our end markets and customers to ensure that our resources are balanced against forecasts and prioritized against critical growth opportunities.
During the third quarter of 2020, we closed over $95 million in new business wins, bringing the year-to-date total to $320 million, including $140 million in Electrification wins, ahead of the pace of new business wins in the prior year. We define new business wins as incremental revenue to our current base of business that is expected to be recognized on average in the fifth year after entry into the agreement, when the program reaches its normal volume. We have demonstrated progress against our megatrend initiatives, and intend to continue these efforts to expand our markets and provide strong growth and differentiation for the future. We continue to believe investments in these megatrends, including technology collaborations and partnerships with third parties to expand our technological capabilities, will further our end market diversification, increase our long-term growth rate and provide important competitive advantages as these trends transform our world. In addition, we believe that the overall market environment may provide meaningful opportunities to further strengthen our portfolio through strategically important, value-creating acquisitions.
We have taken multiple steps to enhance our financial flexibility. In the second quarter of 2020, we commenced the Q2 2020 Global Restructure Program. No additional charges related to this program were recognized in the third quarter of 2020.

However, we continue to realize savings, primarily from actions related to the Q2 2020 Global Restructure Program, but also from ongoing cost reduction activities and spend controls. Such savings represented approximately $7 million in the third quarter of 2020. We expect to realize at least that amount in the fourth quarter. In the third quarter of 2020, we took advantage of historically low interest rates to raise $750.0 million through the issuance and sale of the 3.75% Senior Notes, extending the maturity of our debt profile and lowering our cost of capital. Given improving market conditions and strengthening financial markets, we repaid approximately $400.0 million of outstanding borrowings under the Revolving Credit Facility that we had drawn in April.
Megatrends
Despite the impact of COVID-19, we continue to invest in our megatrend growth initiatives, seeing no evidence that customers are meaningfully slowing their investments in these areas. Our three initiatives of focus are (1) Smart & Connected, (2) Electric Vehicles and Smart Grid Electrification, and (3) Industrial Internet of Things (IIoT)/Digitization of Factories & Warehouses.
Smart & Connected
Our objective with the Smart & Connected initiative, which provides a large market opportunity across heavy vehicle management and medium and light vehicles, is to become the leader in insight and prognostics to fleet operators and owners. In the third quarter of 2020, we signed our first Smart & Connected commercial fleet management agreement with a leading North American fleet manager, under which we will install and operate our Smart & Connected suite of hardware and data services on a full subscription basis, beginning in the fourth quarter of 2020.
Electrification
Our objective with the Electric Vehicles and Smart Grid Electrification (Electrification) initiative, which provides a large market opportunity across high voltage components and advanced grid technologies, is to become the leading and foundational player in mission critical high voltage components and subsystems with high value solutions in advanced smart grid technologies. During the third quarter of 2020, we closed $32 million in Electrification new business wins; bringing the year-to-date total to $140 million, spanning across all geographies and many of the largest automotive original equipment manufacturers ("OEMs").
While the automotive space will be a large beneficiary of the Electrification megatrend, the effects will impact all of our end markets, including heavy vehicles, charging infrastructure, and smart grid applications, in total representing an expected $6.5 billion addressable market for Sensata by 2030. We are expanding our capabilities here, including through third party collaboration, and expect continued material expansion of Electrification within our industrial business.
Industrial Internet of Things
As part of the broader Smart & Connected megatrend, our objective in the Industrial Internet of Things (IIoT)/Digitization of Factories & Warehouses initiative is to become a leader in factory smart sensing and edge intelligence with solutions in machine health and materials tracking. The digitization of factories and warehouses represent fast-growing opportunities that we believe will drive new business wins and market outgrowth for our Industrial business unit. Bringing our sensing solutions to enhance material handling and electrification charging infrastructure represent fast growing opportunities that we believe will drive industrial business content and market outgrowth.
Financial Flexibility
We have taken multiple steps to enhance our financial flexibility. In the second quarter, we implemented various cost reduction activities, including temporary salary reductions and furloughs, resulting in savings in the second quarter of approximately $21.8 million, including the impact of government subsidies. These salary reductions and furloughs did not continue in the third quarter. However, we have continued working to align our long-term operating costs with future expected demand levels, maintaining lower levels of discretionary spending and keeping production in certain facilities at a level necessary to be in line with end market demand. In addition, we reduced our capital expenditures forecast for the year and are carefully managing our working capital. Also in the second quarter, we commenced the Q2 2020 Global Restructure Program, discussed in more detail below.
We believe that we are in a strong financial position today, having generated $293.3 million of operating cash flow in the nine months ended September 30, 2020. Additionally, in the third quarter of 2020, we took advantage of historically low interest rates in issuing $750.0 million aggregate principal amount of 3.75% Senior Notes. Given improving market conditions and strengthening financial markets, we decided to use a portion of the proceeds to repay approximately $400.0 million of outstanding borrowings under the Revolving Credit Facility. In taking these actions, we extended the maturity of our debt profile and lowered our cost of capital.

Q2 2020 Global Restructure Program
On June 30, 2020, in response to the potential long-term impact of COVID-19 on our business, we commenced the Q2 2020 Global Restructure Program, which consists of actions such as voluntary and involuntary reductions-in-force and certain site closures in order to align our cost structure to the demand levels that we anticipate in the coming quarters. This program is expected to impact approximately 980 positions. The majority of the actions under the Q2 2020 Global Restructure Program are expected to be completed on or before June 30, 2021.
Over the life of the Q2 2020 Global Restructure Program, we expect to incur restructuring charges of between $35.0 million and $38.0 million related to reductions-in-force and between $8.0 million and $10.0 million related to site closures. We expect to settle these charges with cash on hand.
In the nine months ended September 30, 2020, we accrued $24.1 million of severance charges related to this program (all in the second quarter). As of September 30, 2020, our severance liability related to the Q2 2020 Global Restructure Program was $12.9 million. Refer to Note 5, "Restructuring and Other Charges, Net," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on this restructuring program.
We continue to realize savings in the third quarter related to the Q2 2020 Global Restructure Program, but also from ongoing cost reduction activities and spend controls. Such savings represented approximately $7 million in the third quarter of 2020. We expect to realize at least that amount in the fourth quarter. We expect that the actions taken in the Q2 2020 Global Restructure Program will result in annualized savings of personnel- and facilities-related costs of approximately $49 million by 2021.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$580.9	73.7%	$628.6	74.0%	$1,534.8	71.8%	$1,913.1	73.5%
Sensing Solutions	207.4	26.3	221.1	26.0	604.3	28.2	690.8	26.5
Net revenue	788.3	100.0	849.7	100.0	2,139.1	100.0	2,603.9	100.0
Operating costs and expenses	661.5	83.9	703.6	82.8	1,955.5	91.4	2,167.8	83.2
Operating income	126.8	16.1	146.1	17.2	183.6	8.6	436.2	16.8
Interest expense, net	(44.1)	(5.6)	(39.6)	(4.7)	(124.3)	(5.8)	(118.4)	(4.5)
Other, net	9.2	1.2	(7.6)	(0.9)	(1.5)	(0.1)	(7.9)	(0.3)
Income before taxes	91.9	11.7	99.0	11.7	57.7	2.7	309.8	11.9
Provision for income taxes	15.2	1.9	28.3	3.3	15.1	0.7	80.6	3.1
Net income	$76.7	9.7%	$70.7	8.3%	$42.6	2.0%	$229.2	8.8%
__________________________
*     Represents the amount presented divided by total net revenue.
Net Revenue - Overall
For the three and nine months ended September 30, 2020, net revenue declined compared to the prior year largely due to end-market contraction caused by COVID-19.
The following table presents a reconciliation of organic revenue decline, a non-GAAP financial measure, to reported net revenue decline, a financial measure determined in accordance with U.S. GAAP, for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Refer to the section entitled Non-GAAP Financial Measures below for further information on our use of organic revenue growth or decline.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Reported net revenue decline	(7.6)%	(6.2)%	(7.2)%	(19.8)%	(12.5)%	(17.9)%
Percent impact of:
Foreign currency remeasurement (1)	0.3%	0.2%	0.3%	(0.5)%	(0.3)%	(0.5)%
Organic revenue decline	(7.9)%	(6.4)%	(7.5)%	(19.3)%	(12.2)%	(17.4)%
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
Net Revenue - Performance Sensing
For the three months ended September 30, 2020, Performance Sensing net revenue declined 7.6%, or 7.9% on an organic basis, driven primarily by impacts from COVID-19. OEM customers ramped production within their facilities through the quarter in an effort to replace production lost during the prior quarter shut-downs. For the nine months ended September 30, 2020, Performance Sensing net revenue declined 19.8%, or 19.3% on an organic basis.
Automotive
For the three months ended September 30, 2020, automotive net revenue declined 7.6% compared to the prior year. Excluding growth of 0.3% attributed to foreign currency exchange rate differences between the two periods, automotive net revenue in the three months ended September 30, 2020 declined 7.9% on an organic basis. During the first half of the year we attributed a portion of automotive revenue growth to supply chain inventory building. During the third quarter, we saw global channel inventory at our customers contract. The combination of this inventory contraction along with lower end market production created a total market decline of 10.8% in the third quarter, representing outgrowth in our automotive business of 290 basis points. This outgrowth continues to be led by emissions, electrification, and safety-related launches.
For the nine months ended September 30, 2020, automotive net revenue declined 20.5% compared to the prior year. Excluding a decline of 0.5% attributed to foreign exchange rate differences between the two periods, automotive net revenue in the nine months ended September 30, 2020 declined 20.0% on an organic basis, representing outgrowth of 610 basis points.
HVOR
For the three months ended September 30, 2020, HVOR net revenue declined 7.5% compared to the corresponding period in the prior year. Excluding growth of 0.3% attributed to foreign exchange rate differences between the two periods, HVOR net revenue in the three months ended September 30, 2020 declined 7.8% on an organic basis, representing outgrowth of 860 basis points compared to a market that was down 16.4%.
Our China on-road truck business continued to post better than expected growth, as a result of the ongoing adoption of NS6 emissions regulations. While our China business grew in the third quarter, we experienced substantial declines in both Europe and the Americas, as production levels in these geographies declined year over year.
For the nine months ended September 30, 2020, HVOR net revenue declined 17.4% compared to the prior year. Excluding a decline of 0.5% attributed to foreign exchange rate differences between the two periods, HVOR net revenue in the nine months ended September 30, 2020, declined 16.9% on an organic basis, representing outgrowth of 840 basis points compared to a market that was down 25.3%.
Net Revenue - Sensing Solutions
For the three months ended September 30, 2020, Sensing Solutions net revenue decreased 6.2%, or 6.4% on an organic basis, primarily driven by the impacts of COVID-19. For the nine months ended September 30, 2020, Sensing Solutions net revenue decreased 12.5%, or 12.2% on an organic basis.

Industrial and Other
For the three months ended September 30, 2020, industrial and other net revenue declined 2.0% compared to the prior year. Excluding growth of 0.2% attributed to foreign exchange rate differences between the two periods, industrial and other net revenue in the three months ended September 30, 2020 decreased 2.2% on an organic basis. This decrease was driven by continued weak global industrial end markets, partially offset by growth in factory automation and medical equipment, which includes sensors to ventilator manufacturers.
For the nine months ended September 30, 2020, industrial and other net revenue decreased 10.3% compared to the prior year. Excluding a decline of 0.4% attributed to foreign exchange rate differences between the two periods, industrial and other net revenue in the nine months ended September 30, 2020 decreased 9.9% on an organic basis.
Aerospace
For the three months ended September 30, 2020, aerospace net revenue declined 24.4% compared to the prior year on a reported and organic basis, which was negatively impacted by reduced OEM production and lower air traffic, partially offset by new product launches, primarily in the defense market.
For the nine months ended September 30, 2020, aerospace net revenue decreased 22.2% compared to the prior year on a reported and organic basis.
Operating costs and expenses
Operating costs and expenses for the three and nine months ended September 30, 2020 and 2019 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$530.3	67.3%	$554.9	65.3%	$1,509.1	70.5%	$1,711.0	65.7%
Research and development	33.4	4.2	38.2	4.5	98.1	4.6	110.0	4.2
Selling, general and administrative	75.7	9.6	68.2	8.0	217.7	10.2	210.7	8.1
Amortization of intangible assets	32.6	4.1	35.9	4.2	98.4	4.6	108.1	4.2
Restructuring and other charges, net	(10.5)	(1.3)	6.4	0.8	32.2	1.5	28.0	1.1
Total operating costs and expenses	$661.5	83.9%	$703.6	82.8%	$1,955.5	91.4%	$2,167.8	83.2%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended September 30, 2020, cost of revenue as a percentage of net revenue increased from the prior period primarily as a result of (1) productivity headwinds and (2) higher compensation to retain and incentivize critical employee talent, partially offset by (1) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020 and (2) the favorable effect of changes in foreign currency exchange rates.
For the nine months ended September 30, 2020, cost of revenue as a percentage of net revenue increased from the prior period primarily as a result of (1) productivity headwinds from our manufacturing facilities running at lower than normal capacity and (2) a $29.2 million loss related to a judgment against us in intellectual property litigation with Wasica in the first quarter of 2020 (settled in the third quarter 2020), partially offset by (1) savings from temporary cost reductions in the second quarter (including salary reductions and furloughs), (2) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020, and (3) the favorable effect of changes in foreign currency exchange rates. Refer to Note 12, "Commitments and Contingencies," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the litigation with Wasica.

We expect that the actions taken in the Q2 2020 Global Restructure Program will result in improvements of our cost of revenue as a percentage of revenue in future quarters. Refer to Q2 2020 Global Restructure Program section earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a more detailed discussion of this program.
Research and development ("R&D") expense
For each of the three and nine months ended September 30, 2020, R&D expense decreased from the comparable periods of the prior year primarily as a result of (1) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020 and (2) the favorable effect of changes in foreign currency exchange rates, somewhat offset by increased investments in our megatrend initiatives. R&D expense for the nine months ended September 30, 2020 was also reduced as a result of savings from temporary salary and furlough actions taken in the second quarter of 2020. Refer to Megatrends section earlier in this MD&A for detailed discussion of certain of our megatrends initiatives.
Selling, general and administrative ("SG&A") expense
For the three months ended September 30, 2020, SG&A expense increased from the prior year primarily as a result of (1) higher compensation to retain and incentivize critical employee talent and (2) increased costs related to enhancements and improvements to our global operating processes to increase productivity, partially offset by the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020.
For the nine months ended September 30, 2020, SG&A expense increased from the prior period primarily as a result of (1) increased costs related to enhancements and improvements to our global operating processes to increase productivity, (2) higher compensation to retain and incentivize critical employee talent, and (3) incremental SG&A related to acquired businesses, partially offset by (1) savings resulting from temporary salary reductions and furloughs in the second quarter of 2020 and (2) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020, and (3) the favorable effect of changes in foreign currency exchange rates.
Amortization of intangible assets
For the three and nine months ended September 30, 2020, amortization expense decreased from the corresponding prior periods primarily due to the effect of the economic benefit method.
Restructuring and other charges, net
Refer to Note 5, "Restructuring and Other Charges, Net," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more detailed information on these charges.
Restructuring and other charges, net for the three months ended September 30, 2020 amounted to a net gain of $10.5 million, compared to a net charge of $6.4 million in the comparable period of the prior year. The net gain resulted primarily from the release of $11.7 million excess accrual related to the third quarter settlement of a patent infringement case brought against Schrader by Wasica. Refer to Note 12, "Commitments and Contingencies," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information. Restructuring and other charges, net for the three months ended September 30, 2019 primarily related to $6.5 million of termination benefits provided under a one-time benefit arrangement in connection with the shutdown and relocation of an operating site in Germany.
Restructuring and other charges, net for the nine months ended September 30, 2020 increased $4.2 million from the comparable period of the prior year. Restructuring and other charges, net for the nine months ended September 30, 2020 primarily related to second quarter charges incurred under the Q2 2020 Global Restructure Program. Refer to Q2 2020 Global Restructure Program section earlier in this MD&A, and Note 5, "Restructuring and Other Charges, Net," of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for detailed discussion of this program. Restructuring and other charges, net for the nine months ended September 30, 2019 included benefits provided under a voluntary retirement incentive program in the U.S. and termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany.

Operating income
In the three months ended September 30, 2020, operating income decreased $19.3 million, or 13.2%, to $126.8 million (16.1% of net revenue) compared to $146.1 million (17.2% of net revenue) in the three months ended September 30, 2019. The decrease was primarily due to (1) productivity headwinds from our manufacturing facilities operating at lower capacity, (2) lower revenue largely due to end-market contraction caused by COVID-19, (3) higher compensation costs to retain and incentivize critical employee talent, and (4) increased costs to optimize global operating processes, partially offset by (1) the release of $11.7 million excess liability upon our third quarter settlement with Wasica, (2) cost savings, primarily related to actions taken under the Q2 2020 Global Restructure Program, (3) the non-recurrence of certain restructuring charges from the third quarter of 2019, (4) lower R&D expense (net of higher megatrend spend), (5) lower amortization expense due to the impacts of the economic benefit method, and (6) the favorable effect of changes in foreign currency exchange rates.
In the nine months ended September 30, 2020, operating income decreased $252.6 million or 57.9%, to $183.6 million (8.6% of net revenue) compared to $436.2 million (16.8% of net revenue) in the nine months ended September 30, 2019. This decrease was primarily due to (1) lower revenues, (2) productivity headwinds from our manufacturing facilities running at lower than normal capacity, particularly in the second quarter, (3) the settlement of the patent infringement litigation brought against Schrader by Wasica, (4) the $24.1 million charge recognized in the second quarter of 2020 related to the Q2 2020 Global Restructure Program, (5) higher compensation costs to retain and incentivize critical employee talent, and (6) increased costs to optimize global operating processes. These impacts were partially offset by (1) savings of approximately $21.8 million realized in the second quarter of 2020 resulting from temporary salary reductions, furloughs, and government subsidies, (2) the non-recurrence of restructuring charges from 2019, including $12.7 million of charges related to benefits provided under a voluntary retirement incentive program, (3) lower intangible amortization expense due to the impacts of the economic benefit method, (4) the favorable effect of changes in foreign currency exchange rates, (5) cost savings, primarily related to actions taken under the Q2 2020 Global Restructure Program, and (6) lower R&D expense (net of higher megatrend spend).
We expect that the actions taken in the Q2 2020 Global Restructure Program will result in savings that will be favorable to operating income in future quarters. Refer to Q2 2020 Global Restructure Program section earlier in this MD&A for detailed discussion of this program.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. Refer to Note 6, "Other, Net," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more detailed information on amounts included in other, net. Refer to Note 15, "Derivative Instruments and Hedging Activities," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on amounts related to derivative instruments.
In the three months ended September 30, 2020, other represented a net gain of $9.2 million, a favorable change of $16.8 million compared to a net loss of $7.6 million in the three months ended September 30, 2019. This change was driven primarily by (1) the favorable impact of changes in foreign currencies, (2) the non-recurrence of a $4.4 million loss on debt financing from the third quarter of 2019, and (3) fair value adjustments related to our commodity forward contracts, which are not designated as hedges.
In the nine months ended September 30, 2020, other represented a net loss of $1.5 million, a favorable change of $6.4 million compared to a net loss of $7.9 million in the nine months ended September 30, 2019. This change was driven primarily by (1) the favorable impact of changes in foreign currencies, (2) the non-recurrence of a $4.4 million loss on debt financing from the third quarter of 2019, and (3) fair value adjustments related to our commodity forward contracts, which are not designated as hedges. These favorable changes were partially offset by higher net periodic benefit costs, excluding service cost, due mainly to increased pension settlement losses associated with restructuring actions.
Provision for income taxes
For the three and nine months ended September 30, 2020, the decrease in total tax from the prior periods was predominantly related to the overall decrease in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
In response to the global financial and health crisis caused by COVID-19, the U.S. federal government enacted the CARES Act on March 27, 2020. Federal limitations on interest deductions were reduced in connection with this legislation, and we recorded a deferred tax benefit of $7.5 million in the nine months ended September 30, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.

The provision for income taxes consists of:
•current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and
•deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (1) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (2) changes in net operating loss carryforwards, (3) changes in tax rates, and (4) changes in our assessment of the realizability of our deferred tax assets.
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
We believe that organic revenue growth (or decline) provides investors with helpful information with respect to our operating performance, and we use organic revenue growth (or decline) to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that organic revenue growth (or decline) provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior-year period.
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
Liquidity and Capital Resources
As of September 30, 2020 and December 31, 2019, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2020	December 31, 2019
United Kingdom	$19.9	$8.8
United States	13.1	7.0
The Netherlands	1,312.9	522.9
China	140.6	119.3
Other	123.7	116.1
Total	$1,610.2	$774.1
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

Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2020 and 2019. We have derived the summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2020	September 30, 2019
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$248.7	$490.6
Changes in operating assets and liabilities, net	44.6	(57.1)
Operating activities	293.3	433.5
Investing activities	(158.5)	(160.5)
Financing activities	701.2	(281.5)
Net change	$836.1	$(8.4)
Operating activities. Net cash provided by operating activities declined from the nine months ended September 30, 2019 primarily due to lower operating profitability, partially offset by improved management of working capital. Savings related to our cost-reduction activities in the second quarter were approximately $21.8 million, resulting from temporary salary reductions and furloughs. These savings are included in operating profitability.
Investing activities. Net cash used in investing activities in the nine months ended September 30, 2019 was primarily impacted by a reduction in capital expenditures as a result of COVID-19, partially offset by an increase in cash used for acquisitions and cash paid for investment in equity securities. In fiscal year 2020, we anticipate capital expenditures of approximately $110.0 million to $120.0 million, which we expect to be funded from cash on hand.
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2020 included $400.0 million of cash proceeds from the drawdown on the Revolving Credit Facility on April 1, 2020 and $750.0 million of cash proceeds from the issuance and sale of of the 3.75% Senior Notes on August 17, 2020. A portion of the proceeds from the issuance and sale of of the 3.75% Senior Notes was used to repay our borrowings on the Revolving Credit Facility. Additionally, payments to repurchase ordinary shares decreased from $265.8 million for the nine months ended September 30, 2019 to $35.2 million for the nine months ended September 30, 2020 due to the temporary suspension of our share repurchase program, announced on April 2, 2020. The share repurchase program will continue to remain on hold until market conditions show greater improvement and stability.
Indebtedness and Liquidity:
As of September 30, 2020, we had $4,038.0 million in gross indebtedness, which included finance lease and other financing obligations and excluded debt discounts and deferred financing costs. We will evaluate early redemption of the 6.25% senior notes due 2026, after they first become eligible for optional redemption at a fixed redemption price in February 2021. This evaluation will depend on market and financial conditions at the time. Refer to Note 11, "Debt," of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on the components of our debt, including the issue and sale of $750.0 million of the 3.75% Senior Notes on August 17, 2020.
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

Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. In order to enhance our financial flexibility given the general uncertainty associated with COVID-19, we withdrew $400.0 million from the Revolving Credit Facility on April 1, 2020. On August 17, 2020, we used a portion of the proceeds from the issuance and sale of $750.0 million of the 3.75% Senior Notes to repay the balance outstanding on the Revolving Credit Facility. As of September 30, 2020, we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2020, no amounts had been drawn against these outstanding letters of credit.
Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of September 30, 2020, availability under the Accordion was approximately $0.6 billion.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, ordinary share repurchases (if and when resumed), and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future. On April 2, 2020, we announced a temporary suspension of our share repurchase program, which will continue to remain on hold until market conditions show greater improvement and stability.
The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2020.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our Annual Report on Form 10-K for the year ended December 31, 2019.
These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs, and will be evaluated periodically with respect to future potential funding of those programs. As of September 30, 2020, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 23, 2020, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook and Standard & Poor’s corporate credit rating for STBV was BB+ with a negative outlook. The Standard & Poor's outlook represents a decline from their outlook of "stable" as of December 31, 2019. The change in outlook reflects the uncertainties in the markets caused by COVID-19.
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of September 30, 2020. During the nine months ended September 30, 2020, we repurchased approximately 0.9 million ordinary shares under our share repurchase program for a total purchase price of approximately $35.2 million, which are now held as treasury shares. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will continue to remain on hold until market conditions show greater improvement and stability.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2019. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4.Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1.Legal Proceedings.
We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims related to allegations of property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. A portion of our litigation matters relate to alleged patent infringement issues. From time to time, we are also involved in disagreements with vendors and customers. Information on certain legal proceedings in which we are involved is included in Note 12, "Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although it is not feasible to predict the outcome of these matters, based upon our experience and current information known to us, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our results of operations, financial position, or cash flows.
Item 1A.Risk Factors.
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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse impact on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has caused widespread disruptions to our Company in the first nine months of 2020. During the first quarter of 2020, these disruptions were primarily limited to our manufacturing operations in China, portions of which were closed during the end of January and first half of February due to government mandates. As the virus spread to the rest of the world beginning in March, most of our other operations outside of China also were impacted. These impacts have continued to varying degrees throughout the second and third quarters, as regions have had varying levels of success mitigating the impacts of the virus, resulting in varying degrees of reopening. As of September 30, 2020, we were still experiencing significant disruptions, which include, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.
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
In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Part I, Item 1A—"Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. These include, but are not limited to, the following:
•A protracted economic downturn could negatively affect the financial condition of the industries and customers we serve, which may result in an increase in bankruptcies or insolvencies, a delay in payments, and decreased sales.
•A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of the Company, its suppliers and its customers to conduct business.
•The impact of the COVID-19 pandemic may cause us to restructure our business or divest some of our businesses or product lines in the future, which may have a material adverse effect on our results of operations, financial condition, and cash flows.

•To mitigate the spread of COVID-19, we have transitioned a significant subset of our employee population to a remote work environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.
•The COVID-19 pandemic has disrupted the supply of raw materials, and we may experience increased difficulties in obtaining a consistent supply of materials at stable pricing levels.
•If the financial performance of our businesses were to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.
•The continued global spread of COVID-19 has led to disruption and volatility in the global capital markets, which may increase the cost of, and adversely impacted access to, capital. In addition, as a public limited company incorporated under the laws of England and Wales, we may have even less flexibility with respect to certain aspects of capital management.
•If the financial performance of our businesses were to decline significantly for an extended period of time as a result of the COVID-19 pandemic, we may face challenges to comply with the covenants contained in our credit arrangements.
As of the date of this Quarterly Report on Form 10-Q, given the speed with which the COVID-19 pandemic is evolving and the uncertainty of its duration and impact, we are not able to predict the impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material adverse effect on our financial results during any quarter or year in which we are affected.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2020	—		$—	—	$302.3
August 1 through August 31, 2020	—		$—	—	$302.3
September 1 through September 30, 2020	498	(1)	$42.15	—	$302.3
Quarter total	498		$42.15	—	$302.3
__________________________
(1)     The number of ordinary shares presented were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan.
Item 3.Defaults Upon Senior Securities.
None.

Item 6.Exhibits.

Exhibit No.	Description

4.1
Indenture dated as of August 17, 2020 among Sensata Technologies Inc., the Guarantors named therein and the Bank of New York Mellon as the Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on August 20, 2020).

10.1
Separation and Release of Claims Agreement between Paul Chawla and Sensata Technologies Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 3, 2020).†

10.2	Employment Agreement between Juan Picon and Sensata Technologies, Inc., dated August 16, 2020. *†

10.3	Form of 2020 Amended Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan. *†

10.4	Form of U.K. 2020 Amended Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan. *†

10.5	Form of China 2020 Amended Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan. *†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 27, 2020

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)