Form 10-Q
period 2021-03-31
Sensata Technologies Holding plc
filed 2021-04-27
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2021, 158,109,854 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,893,926	$1,861,980
Accounts receivable, net of allowances of $18,891 and $19,033 as of March 31, 2021 and December 31, 2020, respectively	641,161	576,647
Inventories	468,446	451,005
Prepaid expenses and other current assets	102,592	90,340
Total current assets	3,106,125	2,979,972
Property, plant and equipment, net	796,419	803,825
Goodwill	3,124,939	3,111,349
Other intangible assets, net of accumulated amortization of $2,176,498 and $2,145,634 as of March 31, 2021 and December 31, 2020, respectively	676,072	691,549
Deferred income tax assets	80,023	84,785
Other assets	161,614	172,722
Total assets	$7,945,192	$7,844,202
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$9,678	$757,205
Accounts payable	431,084	393,907
Income taxes payable	21,498	19,215
Accrued expenses and other current liabilities	311,261	324,830
Total current liabilities	773,521	1,495,157
Deferred income tax liabilities	262,673	259,857
Pension and other post-retirement benefit obligations	43,074	48,002
Finance lease and other financing obligations, less current portion	27,605	27,931
Long-term debt, net	3,961,397	3,213,747
Other long-term liabilities	86,279	94,022
Total liabilities	5,154,549	5,138,716
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 173,533 and 173,266 shares issued as of March 31, 2021 and December 31, 2020, respectively	2,223	2,220
Treasury shares, at cost, 15,631 shares as of March 31, 2021 and December 31, 2020	(784,596)	(784,596)
Additional paid-in capital	1,775,320	1,759,668
Retained earnings	1,831,241	1,777,729
Accumulated other comprehensive loss	(33,545)	(49,535)
Total shareholders’ equity	2,790,643	2,705,486
Total liabilities and shareholders’ equity	$7,945,192	$7,844,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Net revenue	$942,528	$774,269
Operating costs and expenses:
Cost of revenue	635,349	566,406
Research and development	35,956	34,453
Selling, general and administrative	77,123	77,221
Amortization of intangible assets	32,064	33,092
Restructuring and other charges, net	4,582	4,498
Total operating costs and expenses	785,074	715,670
Operating income	157,454	58,599
Interest expense, net	(44,043)	(39,403)
Other, net	(39,397)	(12,281)
Income before taxes	74,014	6,915
Provision for/(benefit from) income taxes	20,281	(1,516)
Net income	$53,733	$8,431
Basic net income per share	$0.34	$0.05
Diluted net income per share	$0.34	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Net income	$53,733	$8,431
Other comprehensive income/(loss):
Cash flow hedges	14,278	(19,334)
Defined benefit and retiree healthcare plans	1,712	3,342
Other comprehensive income/(loss)	15,990	(15,992)
Comprehensive income/(loss)	$69,723	$(7,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$53,733	$8,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,197	34,679
Amortization of debt issuance costs	1,711	1,631
Share-based compensation	5,099	6,084
Loss on debt financing	30,066	—
Amortization of intangible assets	32,064	33,092
Deferred income taxes	130	(4,100)
Loss on litigation judgment	—	29,200
Unrealized loss on derivative instruments and other	8,797	11,040
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(62,198)	21,458
Inventories	(16,857)	(7,596)
Prepaid expenses and other current assets	(4,971)	5,625
Accounts payable and accrued expenses	26,409	(19,962)
Income taxes payable	2,283	(15,844)
Other	(2,952)	(5,194)
Net cash provided by operating activities	104,511	98,544
Cash flows from investing activities:
Acquisitions, net of cash received	(20,406)	—
Additions to property, plant and equipment and capitalized software	(27,172)	(29,547)
Investment in debt and equity securities	(1,799)	(5,217)
Other	340	1,928
Net cash used in investing activities	(49,037)	(32,836)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	10,556	709
Payment of employee restricted stock tax withholdings	(221)	(15)
Proceeds from borrowings on debt	750,000	—
Payments on debt	(752,753)	(2,375)
Payments to repurchase ordinary shares	—	(35,175)
Payments of debt financing costs	(31,110)	—
Net cash used in financing activities	(23,528)	(36,856)
Net change in cash and cash equivalents	31,946	28,852
Cash and cash equivalents, beginning of period	1,861,980	774,119
Cash and cash equivalents, end of period	$1,893,926	$802,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(4)	(221)	—	—	—	(221)
Stock options exercised	259	3	—	—	10,553	—	—	10,556
Vesting of restricted securities	12	—	—	—	—	—	—	—
Retirement of ordinary shares	(4)	—	4	221	—	(221)	—	—
Share-based compensation	—	—	—	—	5,099	—	—	5,099
Net income	—	—	—	—	—	53,733	—	53,733
Other comprehensive income	—	—	—	—	—	—	15,990	15,990
Balance as of March 31, 2021	173,533	$2,223	(15,631)	$(784,596)	$1,775,320	$1,831,241	$(33,545)	$2,790,643

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	—	(15)	—	—	—	(15)
Stock options exercised	34	—	—	—	709	—	—	709
Vesting of restricted securities	1	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	—	—	—	15	—	(15)	—	—
Share-based compensation	—	—	—	—	6,084	—	—	6,084
Net income	—	—	—	—	—	8,431	—	8,431
Other comprehensive loss	—	—	—	—	—	—	(15,992)	(15,992)
Balance as of March 31, 2020	172,596	$2,212	(15,631)	$(784,596)	$1,731,884	$1,624,773	$(36,476)	$2,537,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income/(loss), cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its wholly-owned subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").
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
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021			For the three months ended March 31, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$536,713	$11,500	$548,213	$437,703	$8,236	$445,939
HVOR (1)	177,799	—	177,799	130,986	—	130,986
Industrial	—	90,475	90,475	—	80,599	80,599
Appliance and HVAC (2)	—	59,916	59,916	—	45,396	45,396
Aerospace	—	32,677	32,677	—	42,124	42,124
Other	—	33,448	33,448	—	29,225	29,225
Total	$714,512	$228,016	$942,528	$568,689	$205,580	$774,269
________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31, 2021	March 31, 2020
Stock options	$460	$2,489
Restricted securities	4,639	3,595
Share-based compensation expense	$5,099	$6,084

5. Restructuring and Other Charges, Net
On June 30, 2020, in response to the potential long-term impact of the global financial and health crisis caused by the coronavirus ("COVID-19") pandemic on our business, we committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”), consisting of voluntary and involuntary reductions-in-force and certain site closures. The Q2 2020 Global Restructure Program was commenced in order to align our cost structure to the demand levels that we anticipate in the coming quarters. We have taken a large portion of the actions contemplated under the Q2 2020 Global Restructure Program, with the majority of the remaining actions expected to be completed on or before June 30, 2021.
Over the life of the Q2 2020 Global Restructure Program, the reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact approximately 880 positions, for which we expect to incur severance charges of between $31.0 million and $33.7 million. In addition, over the life of the Q2 2020 Global Restructure Program, we expect to incur between $6.0 million and $8.0 million related to site closures. We expect to settle these charges with cash on hand.
We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Reductions-in-Force		Site Closures
(Dollars in millions)	Positions	Minimum	Maximum	Minimum	Maximum
Performance Sensing	180	$10.7	$11.6	$3.0	$4.0
Sensing Solutions	286	8.9	9.6	3.0	4.0
Corporate and other (1)	414	11.4	12.5	—	—
Total	880	$31.0	$33.7	$6.0	$8.0
___________________________________
(1)    The majority of these positions relate to engineering and manufacturing operations, which are allocated to corporate and other. However, these restructuring actions will benefit the results of Performance Sensing and Sensing Solutions as well.
Charges recognized in the three months ended March 31, 2021 resulting from the Q2 2020 Global Restructure Program are presented by impacted segment below. Approximately $0.8 million of these charges relate to site closures in Sensing Solutions. However, as noted in Note 17: Segment Reporting, restructuring and other charges, net are excluded from segment operating income.

For the three months ended March 31, 2021
Performance Sensing	$296
Sensing Solutions	1,528
Restructuring and other charges	$1,824
The following table presents the components of restructuring and other charges, net for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31, 2021	March 31, 2020
Q2 2020 Global Restructure Program charges	$1,824	$—
Other restructuring charges
Severance costs, net (1)	186	3,897
Facility and other exit costs	666	—
Other	1,906	601
Restructuring and other charges, net	$4,582	$4,498
___________________________________
(1)    Severance costs, net for the three months ended March 31, 2020 were primarily related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland.

The following table presents a rollforward of the severance portion of our restructuring obligations for the three months ended March 31, 2021.

	Q2 2020 Global Restructure Program	Other	Total
Balance at December 31, 2020	$10,842	$4,037	$14,879
Charges, net of reversals	1,073	186	1,259
Payments	(3,054)	(519)	(3,573)
Foreign currency remeasurement	(207)	(17)	(224)
Balance at March 31, 2021	$8,654	$3,687	$12,341
The severance liability as of March 31, 2021 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31, 2021	March 31, 2020
Currency remeasurement (loss)/gain on net monetary assets	$(1,477)	$1,553
Loss on foreign currency forward contracts	(958)	(3,781)
Loss on commodity forward contracts	(1,153)	(5,575)
Loss on debt refinancing	(30,066)	—
Net periodic benefit cost, excluding service cost	(2,410)	(4,381)
Other	(3,333)	(97)
Other, net	$(39,397)	$(12,281)
7. Income Taxes
The following table presents the provision for/(benefit from) income taxes for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31, 2021	March 31, 2020
Provision for/(benefit from) income taxes	$20,281	$(1,516)
The increase in total tax from the prior period was predominantly related to the overall increase in income before taxes as impacted by the mix of profits in the various jurisdictions in which we operate.
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
The provision for/(benefit from) income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (b) changes in net operating loss carryforwards, (c) changes in tax rates, and (d) changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2021 and 2020 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2021	March 31, 2020
Basic weighted-average ordinary shares outstanding	157,764	157,599
Dilutive effect of stock options	708	334
Dilutive effect of unvested restricted securities	758	452
Diluted weighted-average ordinary shares outstanding	159,230	158,385
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2021	March 31, 2020
Anti-dilutive shares excluded	6	1,385
Contingently issuable shares excluded	950	596
9. Inventories
The following table presents the components of inventories as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Finished goods	$152,729	$170,488
Work-in-process	96,730	87,006
Raw materials	218,987	193,511
Inventories	$468,446	$451,005
10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2021 and 2020 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2	$2	$978	$769	$980	$771
Interest cost	120	267	21	37	404	315	545	619
Expected return on plan assets	(226)	(433)	—	—	(178)	(174)	(404)	(607)
Amortization of net loss	401	295	—	10	459	236	860	541
Amortization of prior service (credit)/cost	—	—	(159)	(196)	3	2	(156)	(194)
Loss on settlement	1,565	4,022	—	—	—	—	1,565	4,022
Net periodic benefit cost/(credit)	$1,860	$4,151	$(136)	$(147)	$1,666	$1,148	$3,390	$5,152
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6: Other, Net.

11. Debt
Our long-term debt, finance lease, and other financing obligations as of March 31, 2021 and December 31, 2020 consisted of the following:

	Maturity Date	March 31, 2021	December 31, 2020
Term Loan	September 20, 2026	$454,938	$456,096
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	—	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	750,000	—
Other		2,605	—
Less: discount		(8,416)	(9,605)
Less: deferred financing costs		(30,495)	(28,114)
Less: current portion		(7,235)	(754,630)
Long-term debt, net		$3,961,397	$3,213,747

Finance lease and other financing obligations		$30,048	$30,506
Less: current portion		(2,443)	(2,575)
Finance lease and other financing obligations, less current portion		$27,605	$27,931
Revolving Credit Facility
As of March 31, 2021, we had $416.1 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2021, no amounts had been drawn against these outstanding letters of credit.
6.25% Senior Notes redemption
On February 3, 2021, we announced that we intended to redeem in full the $750.0 million aggregate principal amount outstanding on our 6.25% senior notes due 2026 (the "6.25% Senior Notes"). On February 15, 2021, the “make-whole” premium with respect to the 6.25% Senior Notes expired. Accordingly, we reflected the 6.25% Senior Notes as a current liability on our consolidated balance sheet as of December 31, 2020.
We redeemed the 6.25% Senior Notes on March 5, 2021 in accordance with the terms of the indenture under which the 6.25% Senior Notes were issued and the terms of the notice of redemption at a redemption price equal to 103.125% of the aggregate principal amount of the outstanding 6.25% Senior Notes, plus accrued and unpaid interest to (but not including) the redemption date. In addition to the $750.0 million aggregate principal amount outstanding, at redemption we paid the $23.4 million premium and $2.6 million accrued interest.
4.0% Senior Notes
On March 29, 2021, our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), completed the issuance and sale of $750.0 million aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"). The 4.0% Senior Notes were issued under an indenture dated as of March 29, 2021 among STBV, as issuer, The Bank of New York Mellon, as trustee (the "Trustee"), and our guarantor subsidiaries (the "Guarantors") named therein (the "4.0% Senior Notes Indenture").
The 4.0% Senior Notes Indenture contains covenants that limit the ability of STBV and its subsidiaries to, among other things: incur liens; engage in sale and leaseback transactions; with respect to any subsidiary of STBV, incur indebtedness without such subsidiary’s guaranteeing the 4.0% Senior Notes; or consolidate, merge with, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of their properties or assets to, another person. These covenants are subject to important exceptions and qualifications set forth in the 4.0% Senior Notes Indenture.

The 4.0% Senior Notes bear interest at 4.0% per year and mature on April 15, 2029. Interest is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2021. The 4.0% Senior Notes are guaranteed by each of STBV's wholly-owned subsidiaries that is a borrower or guarantor under the senior secured credit facilities (the "Senior Secured Credit Facilities") of STBV's wholly-owned subsidiary Sensata Technologies, Inc. ("STI") and the issuer or a guarantor under our existing senior notes as follows: STBV's 4.875% Senior Notes due 2023, 5.625% Senior Notes due 2024, and 5.0% Senior Notes due 2025; and STI's 4.375% Senior Notes due 2030 and 3.75% Senior Notes due 2031.
At any time, and from time to time, prior to April 15, 2024, STBV may redeem the 4.0% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.0% Senior Notes being redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after April 15, 2024, STBV may redeem the 4.0% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date.

Period beginning April 15,	Price
2024	102.000%
2025	101.000%
2026 and thereafter	100.000%
In addition, at any time prior to April 15, 2024, STBV may redeem up to 40% of the principal amount of the outstanding 4.0% Senior Notes (including additional 4.0% Senior Notes, if any, that may be issued after March 29, 2021) with the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 104.00%, plus accrued and unpaid interest, if any, up to but excluding the redemption date, provided that at least 60% of the aggregate principal amount of the 4.0% Senior Notes (including additional 4.0% Senior Notes, if any) remains outstanding immediately after each such redemption.
Upon the occurrence of certain changes in control, each holder of the 4.0% Senior Notes will have the right to require STBV to repurchase the 4.0% Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.
Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STBV may, at its option, redeem the 4.0% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the redemption date, premium, if any, and all Additional Amounts (as defined in the 4.0% Senior Notes Indenture), if any, then due and which will become due on the date of redemption.
On April 8, 2021, STBV completed the issuance and sale of an additional $250.0 million in aggregate principal amount of 4.0% Senior Notes (the “Additional Notes”). The Additional Notes were priced at 100.75% and were issued pursuant to the 4.0% Senior Notes Indenture, as supplemented by the First Supplemental Indenture, dated as of April 8, 2021, among STBV, the Guarantors, and the Trustee. The Additional Notes are consolidated and form a single class with the $750.0 million aggregate principal amount of 4.0% Senior Notes issued by STBV on March 29, 2021 (the “Initial Notes”). The Additional Notes have the same terms as the Initial Notes, other than with respect to the date of issuance and the issue price.
We intend to use the net proceeds from the issuance and sale of the 4.0% Senior Notes and the Additional Notes for general corporate purposes, which may include working capital, capital expenditures, the acquisition of other companies, businesses, or assets, strategic investments, the refinancing or repayment of debt, and share repurchases.
Accounting for Debt Financing Transactions
We account for our debt financing transactions as disclosed in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2020 Annual Report.
In connection with the redemption of the 6.25% Senior Notes, we recorded a loss of $30.1 million, which included $23.4 million in premiums paid, with the remaining loss representing write-off of debt discounts and deferred financing costs. In connection with the issuance of the 4.0% Senior Notes, we recognized $9.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, accrued interest totaled $44.8 million and $53.6 million, respectively.

12. Commitments and Contingencies
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
13. Shareholders' Equity
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of March 31, 2021. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will continue to remain on hold until market conditions show greater improvement and stability.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the three months ended March 31, 2021 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(6,733)	$(42,802)	$(49,535)
Other comprehensive loss before reclassifications, net of tax	11,530	—	11,530
Reclassifications from accumulated other comprehensive loss, net of tax	2,748	1,712	4,460
Other comprehensive income	14,278	1,712	15,990
Balance at March 31, 2021	$7,545	$(41,090)	$(33,545)
The amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31,		Affected Line in Condensed Consolidated Statements of Operations
Component	2021	2020
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$4,407	$(6,623)	Net revenue (1)
Foreign currency forward contracts	(743)	(1,768)	Cost of revenue (1)
Total, before taxes	3,664	(8,391)	Income before taxes
Income tax effect	(916)	2,098	Provision for/(benefit from) income taxes
Total, net of taxes	$2,748	$(6,293)	Net income

Defined benefit and retiree healthcare plans	$2,269	$4,369	Other, net (2)
Income tax effect	(557)	(1,027)	Provision for/(benefit from) income taxes
Total, net of taxes	$1,712	$3,342	Net income
__________________________
(1)    Refer to Note 15: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 10: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost/(credit).

14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2021	December 31, 2020
Assets
Foreign currency forward contracts	$17,568	$16,163
Commodity forward contracts	6,596	8,902
Total	$24,164	$25,065
Liabilities
Foreign currency forward contracts	$7,614	$24,660
Commodity forward contracts	1,750	310
Total	$9,364	$24,970
Refer to Note 15: Derivative Instruments and Hedging Activities for additional information related to our forward contracts.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2020 and determined that they were not impaired. During the three months March 31, 2021, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$454,938	$454,938	$456,096	$454,955
4.875% Senior Notes	$500,000	$533,750	$500,000	$538,750
5.625% Senior Notes	$400,000	$441,000	$400,000	$448,000
5.0% Senior Notes	$700,000	$770,000	$700,000	$777,000
6.25% Senior Notes	$—	$—	$750,000	$778,125
4.375% Senior Notes	$450,000	$469,125	$450,000	$487,125
3.75% Senior Notes	$750,000	$736,875	$750,000	$776,250
4.0% Senior Notes	$750,000	$761,250	$—	$—
___________________________________
(1)    Excluding any related debt discounts and deferred financing costs.
Cash and cash equivalents are carried at cost, which approximates fair value because of their short-term nature.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no impairments or changes resulting from observable transactions for any of these investments and no adjustments were made to their carrying values.

Refer to the table below for the carrying values of equity investments using the measurement alternative, which are presented as a component of other assets in the condensed consolidated balance sheets.

	March 31, 2021	December 31, 2020
Quanergy Systems, Inc.	$50,000	$50,000
Other	15,000	15,000
Total	$65,000	$65,000
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three months ended March 31, 2021 and 2020, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of March 31, 2021, we estimated that $6.7 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2022.
As of March 31, 2021, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
15.0 EUR	March 29, 2021	April 30, 2021	Euro ("EUR") to USD	1.18 USD	Not designated
320.3 EUR	Various from May 2019 to March 2021	Various from April 2021 to March 2023	EUR to USD	1.18 USD	Cash flow hedge
667.0 CNY	March 29, 2021	April 30, 2021	USD to Chinese Renminbi ("CNY")	6.58 CNY	Not designated
781.2 CNY	Various from November 2020 to January 2021	Various from April to December 2021	USD to CNY	6.64 CNY	Cash flow hedge
917.0 JPY	March 29, 2021	April 30, 2021	USD to Japanese Yen ("JPY")	109.68 JPY	Not designated
19,433.3 KRW	Various from May 2019 to March 2021	Various from April 2021 to February 2023	USD to Korean Won ("KRW")	1,151.96 KRW	Cash flow hedge
23.0 MYR	March 29, 2021	April 30, 2021	USD to Malaysian Ringgit ("MYR")	4.13 MYR	Not designated
449.0 MXN	March 29, 2021	April 30, 2021	USD to Mexican Peso ("MXN")	20.81 MXN	Not designated
2,998.8 MXN	Various from May 2019 to March 2021	Various from April 2021 to March 2023	USD to MXN	22.57 MXN	Cash flow hedge
5.5 GBP	March 29, 2021	April 30, 2021	British Pound Sterling ("GBP") to USD	1.38 USD	Not Designated
51.0 GBP	Various from May 2019 to March 2021	Various from April 2021 to March 2023	GBP to USD	1.31 USD	Cash flow hedge
_________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of March 31, 2021, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	695,250 troy oz.	April 2021 - February 2023	$22.22
Gold	7,160 troy oz.	April 2021 - February 2023	$1,784.90
Nickel	153,661 pounds	April 2021 - February 2023	$7.06
Aluminum	2,115,667 pounds	April 2021 - February 2023	$0.88
Copper	1,689,875 pounds	April 2021 - February 2023	$3.06
Platinum	7,289 troy oz.	April 2021 - February 2023	$965.83
Palladium	774 troy oz.	April 2021 - February 2023	$2,086.90

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$13,616	$11,281	Accrued expenses and other current liabilities	$6,767	$18,834
Foreign currency forward contracts	Other assets	3,558	4,728	Other long-term liabilities	742	5,182
Total		$17,174	$16,009		$7,509	$24,016
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$5,830	$7,598	Accrued expenses and other current liabilities	$939	$149
Commodity forward contracts	Other assets	766	1,304	Other long-term liabilities	811	161
Foreign currency forward contracts	Prepaid expenses and other current assets	394	154	Accrued expenses and other current liabilities	105	644
Total		$6,990	$9,056		$1,855	$954
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2021 and 2020:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2021	2020		2021	2020
Foreign currency forward contracts	$18,799	$12,544	Net revenue	$(4,407)	$6,623
Foreign currency forward contracts	$(3,425)	$(29,630)	Cost of revenue	$743	$1,768

Derivatives not designated as hedging instruments	Amount of Loss Recognized in Net Income		Location of Loss Recognized in Net Income
	2021	2020
Commodity forward contracts	$(1,153)	$(5,575)	Other, net
Foreign currency forward contracts	$(958)	$(3,781)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2021, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $9.4 million. As of March 31, 2021, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions
On February 11, 2021, we entered into a securities purchase agreement (the "SPA") to acquire all of the outstanding equity interests of Xirgo Technologies, LLC ("Xirgo"), which is a leading provider of telematics and data insight, headquartered in Camarillo, California. The product offerings and technology of Xirgo will augment our existing portfolio in advancing our Smart & Connected megatrend initiative. We expect to integrate Xirgo into our Performance Sensing reportable segment. The transaction contemplated by the SPA closed on April 1, 2021 for an aggregate purchase price of $400.0 million of cash consideration, subject to certain post-closing items. Due to recent closing of this acquisition, the initial accounting for this acquisition is incomplete and we are not able to provide the disclosures otherwise required by FASB ASC Topic 805, Business Combinations.
17. Segment Reporting
In the three months ended June 30, 2020, we altered the way we measure segment operating income in order to align with a change to the performance measures provided to and used by our chief operating decision maker for purposes of assessing performance and deciding how to allocate resources to each segment. Whereas research and development ("R&D") and selling, general and administrative ("SG&A") expenses related to our megatrend initiatives were historically allocated to our operating segments, beginning in the second quarter of 2020 these amounts are presented within corporate and other. Prior period information has been recast to reflect this revised presentation.
We operate in, and report financial information for, the following two reportable segments: Performance Sensing and Sensing Solutions. In the fourth quarter of 2020, we divided the Performance Sensing reportable segment (which was previously also an operating segment) into two operating segments, Automotive and HVOR, each of which meet the criteria for aggregation in FASB ASC Topic 280, Reportable Segments. No change was made to the composition of the Sensing Solutions reportable segment, which remains an operating segment. None of the preceding changes resulted in any impact on the overall composition of our reportable segments and prior periods were not required to be recast for this change.
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
We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our reporting segments are materially consistent with those in the summary of significant accounting policies as described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2020 Annual Report.
The following table presents net revenue and segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the three months ended March 31, 2021 and 2020 (recast to reflect realignment of performance measures in the second quarter of 2020 as discussed above):

	For the three months ended
	March 31, 2021	March 31, 2020
Net revenue:
Performance Sensing	$714,512	$568,689
Sensing Solutions	228,016	205,580
Total net revenue	$942,528	$774,269
Segment operating income (as defined above):
Performance Sensing	$195,844	$135,046
Sensing Solutions	66,894	56,529
Total segment operating income	262,738	191,575
Corporate and other	(68,638)	(95,386)
Amortization of intangible assets	(32,064)	(33,092)
Restructuring and other charges, net	(4,582)	(4,498)
Operating income	157,454	58,599
Interest expense, net	(44,043)	(39,403)
Other, net	(39,397)	(12,281)
Income before taxes	$74,014	$6,915

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
We believe that the following important factors, among others (including those described in Item 1A: Risk Factors, included in our 2020 Annual Report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:
•Future risks and existing uncertainties associated with the COVID-19 pandemic, which continues to have a significant adverse impact on our business and operations including: (i) full or partial shutdowns of our facilities as mandated by government decrees, (ii) limited ability to adjust certain costs due to government actions, (iii) significant travel restrictions and “work-from-home” orders limiting the availability of our workforce, (iv) supplier constraints and supply-chain interruptions, (v) logistics challenges and limitations, (vi) reduced demand from certain customers, (vii) uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers and suppliers, and (viii) uncertainties and volatility in the global capital markets;
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
All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in our 2020 Annual Report and in the other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). You can read these documents at www.sec.gov or on our website at www.sensata.com.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report, filed with the SEC on February 12, 2021, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The COVID-19 pandemic caused widespread disruptions to our company, employees, customers, suppliers, and communities in fiscal year 2020. In the first quarter of 2020, these disruptions were primarily limited to our manufacturing operations in China, most of which were closed for approximately three weeks during the quarter due to government mandates. As the virus spread to the rest of the world in March 2020, most of our operations outside of China also began to experience the impacts of the pandemic. These disruptions included, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decrees, limited ability to adjust certain costs due to government actions, significant travel restrictions and “work-from-home” orders limiting the availability of our workforce, supplier constraints and material supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.
We acted early during the pandemic to reduce our cost structure while continuing to invest in megatrends that are shaping our end markets that we believe will enable us to deliver long-term sustainable growth. As a result, we have continued to capitalize on rapidly improving markets and supported our customers as they have returned to higher levels of production late in 2020 and during the first quarter of 2021. However, while the most severe impacts of the COVID-19 pandemic appear to be behind us, we continue to monitor leading economic indicators and third-party forecasts to help form our view of future demand.
First quarter results
The economic recovery we experienced during the second half of 2020 continued to gain momentum during the first quarter of 2021. Improved market results, combined with our response to increased demand, drove net revenue growth of 21.7% compared to the first quarter of 2020. This represented 790 basis points of market outgrowth. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications. It is only loosely correlated to normal unit demand fluctuations in the markets we serve.
In the first quarter of 2021, Performance Sensing net revenue increased 25.6% and Sensing Solutions net revenue increased 10.9% from the first quarter of 2020. Our automotive and HVOR businesses delivered market outgrowth of 910 basis points and 1,070 basis points, respectively. Refer to Results of Operations—Net Revenue included elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional discussion.
Operating income increased 168.7% to $157.5 million in the first quarter of 2021, compared to $58.6 million in the first quarter of 2020, primarily as a result of the increased revenue discussed above and improved gross margin. The extent of this increase is a testament to our leading market positions and the strength and flexibility of our manufacturing and commercial model. Refer to Results of Operations—Operating costs and expenses—Cost of revenue included elsewhere in this MD&A for additional discussion of our improved gross margin.
Net income increased $45.3 million to $53.7 million in the first quarter of 2021, compared to $8.4 million in the first quarter of 2020. This increase was primarily a result of increased operating income, partially offset by the loss on redemption of the 6.25% Senior Notes as discussed at Results of Operations—Other, net and higher taxes as discussed at Results of Operations—Provision for/(benefit from) income taxes.

Forward-looking information
For the full year 2021, while a degree of market uncertainty remains, in particular with respect to the impact of the industry-wide semiconductor shortage, we are anticipating a continuation of improved and stable economic and business conditions. We are also anticipating a return to normal seasonality. We continue to expect to deliver industry-leading margins for our shareholders, while also increasing investments in our growth opportunities and our people. Our targeted market outgrowth for the automotive business is 400-600 basis points. Our targeted market outgrowth for the HVOR business is 600-800 basis points. For the past three years, on average, we have delivered market outgrowth in our automotive and HVOR businesses of 560 basis points and 780 basis points, respectively, near the top of those ranges.
Automotive production is expected to rebound sharply this year from last year, but at a pace slightly lower than expected in February given production slowdowns caused by the global semiconductor shortage. Global automotive production for the full year 2021 is now expected to grow 12% from the prior year. Record low inventory levels at our automotive customers, especially in North America, will help propel strong growth later in 2021. Offsetting the slower than expected automotive production growth, our HVOR and industrial end markets are now expected to grow faster in 2021 than we had communicated in February.
One headwind affecting our outlook for 2021 is the expected impact from the global semiconductor shortage facing the automotive supply chain, as well as other sectors, due in part to large-scale shutdowns early in 2020 caused by the COVID-19 pandemic. Semiconductors are the technology used to make microchips, and this shortage has resulted in paused production on certain vehicles and increased costs to procure microchips. This shortage has impacted our margins in the first quarter of 2021, and we believe it will continue to have an adverse impact on our operating costs in the remainder of fiscal year 2021.
Megatrends
We continue to demonstrate progress in our megatrend initiatives as we increase our investments to pursue these large, fast-growing markets driven by secular trends. We intend to expand our solutions for these areas organically, through third party collaboration, and through acquisitions, including technology collaborations and partnerships with third parties. We see numerous opportunities to utilize our strong financial position, engineering capabilities, supply chain, and customer relationships to meaningfully enlarge our addressable markets through organic efforts as well as bolt-on acquisitions and partnerships within these megatrends.
Our automotive addressable market is large today and growing rapidly. Applications in internal combustion vehicles make up most of our current automotive addressable market, which is expected to continue to grow over the next 10 years, even with the shift in type of vehicles produced. In addition, while the Electrification applications that we serve represent a smaller market today, these applications are expected to grow very rapidly until they become an even larger opportunity for us than internal combustion engines by 2030. As a result, we’re expecting a doubling of our automotive addressable market by 2030.
The rapid introduction of new electric vehicles provides a healthy tailwind for our revenue growth. Our content in electric vehicles represents a 20% uplift in content value as compared to internal combustion vehicles of a similar class. This content uplift is derived from the broad array of our sensors and other components that we design into battery electric vehicles, in many cases using the same underlying technology product families that we use in internal combustion vehicles. Additionally, certain sensors carry over directly from internal combustion vehicles, such as brake pressure and tire pressure sensors. We also build additional sensors or devices unique to electric vehicles, such as contactors and electric motor position sensors. We are broadening and deepening our product portfolio to support this expanding segment. In the first quarter, we completed the acquisition of Lithium Balance to add battery management systems to our product capabilities.
In addition, we achieved a meaningful milestone in our Electrification megatrend initiative when we agreed to a joint venture with Churod Electronics ("Churod") on April 8, 2021. This joint venture extends our electrical protection capabilities to mass-market electric vehicles and other electrified equipment worldwide and expands our contactor capabilities in the automotive market to vehicles that have shorter ranges and longer charging times, which are more common in Asia. This enables us to offer a broader electrification solution set for electric vehicle manufacturers globally. The joint venture will provide medium-voltage contactors to transportation original equipment manufacturers ("OEMs") in China, and we will sell the product line to customers elsewhere in the world. Churod will contribute access to its ceramic, high-levitation contactor intellectual property. These contactors are optimized for medium-voltage applications in the 150 amp to 400 amp range common in mass-market vehicles. They will also dedicate engineering resources and contribute manufacturing equipment to the joint venture. Sensata will contribute $9.5 million and will dedicate application engineers and salespeople.
Our Electrification megatrend initiative does not only represent a market opportunity in electric vehicles, but also electrified heavy vehicles and the charging infrastructure necessary to support this ecosystem. We see additional opportunities in industrial and grid applications, some of which are more nascent today. Sensata is already a leading provider of high-voltage protection on electric vehicles and charging infrastructure and we seek to be the partner of choice for heavy vehicle and industrial OEMs transitioning to electrified solutions as well. We also intend to participate in other areas of the evolving market that enable Electrification to become more widespread.
In our Smart & Connected megatrend initiative, we acquired Xirgo, a leading telematics and data insights provider for fleet management across the transportation and logistics segments, on April 1, 2021. Refer to the section Xirgo below for additional information. In addition, during the first quarter of 2021, we signed up another North American fleet customer to begin installation of our Smart & Connected solution set, demonstrating our ability to move from selling hardware to providing data insight solutions on a monthly recurring subscription model.
We believe that the overall market environment may continue to provide opportunities to further strengthen our portfolio through strategically important, value-creating acquisitions and/or joint ventures. In addition, we are pursuing new technology collaborations and partnerships with third parties to expand our capabilities and accelerate our megatrend growth.
Xirgo
On April 1, 2021, we completed the acquisition of Xirgo, headquartered in Camarillo, California, for $400 million. This acquisition represents a meaningful milestone in our Smart & Connected megatrend initiative, greatly expanding our ability to provide data insights to transportation and logistics customers, as well as adding a new customer base for these solutions. Xirgo brings a comprehensive suite of telematics and asset tracking devices, cloud-based data insight solutions, as well as emerging sensing applications and data services. Xirgo is complementary to, and meaningfully extends, our organic Smart & Connected solution for commercial fleet managers. This acquisition is consistent with our strategy to move beyond serving vehicle OEMs and engage with the broader transportation and logistics ecosystem. Xirgo expands our Smart & Connected addressable markets by adding cargo, container, and light-vehicle fleet management to our heavy vehicle OEM and fleet focus.
Xirgo is expected to generate more than $100 million in annualized revenue in 2021 and grow in excess of 20% per year over the next several years. We already have committed orders for more than 80% of the revenue we expect Xirgo to generate for the remainder of 2021. We expect to integrate Xirgo into our Performance Sensing reportable segment. Refer to Note 16: Acquisitions of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information.
Liquidity
We have sufficient cash to take advantage of strategic opportunities as they arise. At December 31, 2020, we had cash and cash equivalents of $1,862.0 million. In the first quarter of 2021, we generated operating cash flows of $104.5 million, ending the quarter with cash and cash equivalents of $1,893.9 million. In the first quarter of 2021, we used the flexibility provided by such a large cash balance to lower our cost of capital and extend our debt maturity, by redeeming the 6.25% Senior Notes and issuing the 4.0% Senior Notes. Refer to Overview—Debt Transactions below for additional discussion of these transactions. On April 1, 2021, we used $400.0 million to acquire Xirgo, which will help advance our Smart & Connected megatrend initiative. Refer to Overview—Xirgo above for additional discussion of this acquisition. In addition, on April 8, 2021, we took advantage of continued favorability in the capital markets and issued an additional $250.0 million of 4.0% Senior Notes.
Debt Transactions
On March 5, 2021, we took advantage of our large cash balance and redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% Senior Notes. The redemption was at a price of 103.125% of principal, resulting in additional payment of $23.4 million upon redemption. We recorded a loss of $30.1 million as a result of this transaction, consisting primarily of the premium payment and write-off of deferred financing costs. Subsequently, on March 29, 2021, we issued $750.0 million aggregate principal amount of 4.0% Senior Notes (at par) and on April 8, 2021, we issued an additional $250.0 million of 4.0% Senior Notes at a price of 100.75%. The combined effect of these transactions was to extend the average maturity of our debt profile and lower our total cost of fixed debt by 80 basis points to 4.5% as compared to the first quarter of 2020. Refer to Note 11: Debt of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on these transactions and our overall debt. Proceeds from the 4.0% Senior Notes will be used for general corporate purposes, to fund future acquisitions and our capital deployment strategy, and for future debt repayments.
Q2 2020 Global Restructure Program
On June 30, 2020, in response to the potential long-term impact of the COVID-19 pandemic on our business, we commenced the Q2 2020 Global Restructure Program, consisting of voluntary and involuntary reductions-in-force and certain site closures, in order to align our cost structure to the demand levels that we anticipate in the coming quarters. Over the life of the Q2 2020

Global Restructure Program, the reductions in force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact approximately 880 positions, for which we expect to incur severance charges of between $31.0 million and $33.7 million. In addition, over the life of the Q2 2020 Global Restructure Program, we expect to incur between $6.0 million and $8.0 million related to site closures.
The majority of the actions under the Q2 2020 Global Restructure Program are expected to be completed on or before June 30, 2021. Including charges of $1.8 million in the first quarter of 2021, we have recognized charges of $26.3 million since inception of the Q2 2020 Global Restructure Program, of which $24.9 million have been severance charges and $1.4 million have been facility exit costs. As of March 31, 2021, our severance liability related to the Q2 2020 Global Restructure Program was $8.7 million, which is presented in accrued expenses and other current liabilities of our condensed consolidated balance sheets. We expect to settle these charges with cash on hand.
We expect that the actions taken in the Q2 2020 Global Restructure Program will generate approximately $43 million in annual savings of personnel- and facilities-related costs. We continue to realize savings in the in the first quarter of 2021 related to both the Q2 2020 Global Restructure Program and from ongoing cost reduction activities and spend controls. Such savings represented approximately $7 million in the first quarter of 2021.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2021		March 31, 2020
	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$714.5	75.8%	$568.7	73.4%
Sensing Solutions	228.0	24.2	205.6	26.6
Net revenue	942.5	100.0	774.3	100.0
Operating costs and expenses	785.1	83.3	715.7	92.4
Operating income	157.5	16.7	58.6	7.6
Interest expense, net	(44.0)	(4.7)	(39.4)	(5.1)
Other, net	(39.4)	(4.2)	(12.3)	(1.6)
Income before taxes	74.0	7.9	6.9	0.9
Provision for/(benefit from) income taxes	20.3	2.2	(1.5)	(0.2)
Net income	$53.7	5.7%	$8.4	1.1%
__________________________
*     Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the first quarter of 2021 increased 21.7% compared to the first quarter of 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 2.9% attributed to changes in foreign currency exchange rates, net revenue for the first quarter of 2021 increased 18.8% on an organic basis. This represents a market outgrowth of 790 basis points. We are continuing to monitor all of our end markets and customers to ensure that our resources are balanced against forecasts and prioritized against critical growth opportunities. Organic revenue growth (or decline), presented throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to the section entitled Non-GAAP Financial Measures below for additional information related to our use of organic revenue growth (or decline).
Performance Sensing
Performance Sensing net revenue for the first quarter of 2021 increased 25.6% compared to the first quarter of 2020. Excluding an increase of 3.2% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue for the first quarter of 2021 increased 22.4% on an organic basis. Both the automotive and HVOR businesses contributed positively to these results.

Automotive net revenue for the first quarter of 2021 grew 22.6% compared to the first quarter of 2020. Excluding growth of 3.3% attributed to changes in foreign currency exchange rates, automotive net revenue for the first quarter of 2021 grew 19.3% on an organic basis. This increase is primarily due to recovery of customer production combined with our continued outperformance relative to the automotive market, which was led by continued new product launches in powertrain and emissions, safety, and electrification-related applications and systems. Market outgrowth was 910 basis points compared to total market growth of 10.2% in the first quarter of 2021.
HVOR net revenue for the first quarter of 2021 grew 35.7% compared to the first quarter of 2020. Excluding growth of 2.9% attributed to changes in foreign currency exchange rates, HVOR net revenue for the first quarter of 2021 grew 32.8% on an organic basis. This increase is primarily due to recovery of customer production combined with our continued outperformance relative to the HVOR markets. Our China on-road truck business continued to achieve better than expected growth, primarily from the adoption of NS6 emissions regulations as well as the benefit from a wave of electromechanical operator controls being installed in new off-road equipment. Market outgrowth was 1,070 basis points compared to total market growth of 22.1% in the first quarter of 2021.
Sensing Solutions
Sensing Solutions net revenue for the first quarter of 2021 increased 10.9% compared to the first quarter of 2020. Excluding growth of 2.1% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue for the first quarter of 2021 grew 8.8% on an organic basis. The increase in net revenue was driven by continued growth in industrial markets (particularly HVAC), new electrification launches, and supply chain restocking, partially offset by the impacts of a decline in the aerospace industry. The decline in the aerospace industry has continued throughout fiscal year 2020 and into the first quarter of 2021, reflecting reduced OEM production and significantly lower air traffic, which continues to negatively impact our aerospace aftermarket business. New product launches, primarily in the defense space, partially offset the significant aerospace market decline this quarter.
Operating costs and expenses
Operating costs and expenses for the three months ended March 31, 2021 and 2020 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2021		March 31, 2020
	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$635.3	67.4%	$566.4	73.2%
Research and development	36.0	3.8	34.5	4.4
Selling, general and administrative	77.1	8.2	77.2	10.0
Amortization of intangible assets	32.1	3.4	33.1	4.3
Restructuring and other charges, net	4.6	0.5	4.5	0.6
Total operating costs and expenses	$785.1	83.3%	$715.7	92.4%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended March 31, 2021, cost of revenue as a percentage of net revenue decreased from the prior period, primarily as a result of (1) the impact in the first quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020 as well as (2) improvement of various factors that drove cost of revenue as a percentage of revenue up in the first quarter of 2020 (primarily related to the COVID-19 pandemic) such as volume declines and productivity headwinds from our manufacturing facilities running at lower than normal capacity. In addition, the first quarter of 2020 included a $29.2 million loss related to a judgment against us in intellectual property litigation (settled in the third quarter of 2020). These favorable impacts on cost of revenue as a percentage of revenue were partially offset by the impacts of the microchip shortage and the unfavorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three months ended March 31, 2021, R&D expense increased $1.5 million (4.4%) from the prior year, primarily as a result of increased investments in our megatrend initiatives and the unfavorable effect of changes in foreign currency exchange rates, partially offset by the impact in the first quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020.
Megatrend investments were $12.4 million during the first quarter, an increase of $5.8 million from the prior year quarter. We currently expect approximately $50 to $55 million in megatrend-related spend in 2021 to design and develop differentiated sensor-rich and data insight solutions to enter new markets, develop new business models, and design new product categories in the fast-growing and transformational megatrend vectors of Electrification and Smart & Connected solutions.
Selling, general and administrative expense
For the three months ended March 31, 2021, SG&A expense decreased $0.1 million to $77.1 million (8.2% of revenue) from $77.2 million (10.0% of revenue) in the prior year. The reduction in SG&A expense is primarily a result of (1) the impact on first quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020, (2) the 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees, and (3) lower share-based compensation expense, largely offset by (1) higher compensation to retain and incentivize critical employee talent, (2) increased acquisition-related transaction costs, (3) incremental SG&A expense related to acquired businesses, and (4) the unfavorable impact of changes in foreign currency exchange rates.
Amortization of intangible assets
For the three months ended March 31, 2021, amortization expense decreased $1.0 million (3.1%) from the prior year primarily due to the effect of the economic benefit amortization method.
Restructuring and other charges, net
For the three months ended March 31, 2021, restructuring and other charges, net increased $0.1 million (1.9%) from the prior year. In the three months ended March 31, 2021, we incurred $1.8 million of charges related to the Q2 2020 Global Restructure Program. Refer to Overview—Q2 2020 Global Restructure Program elsewhere in this MD&A for additional discussion on this program. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on our restructuring and other charges, net.
Operating income
In the three months ended March 31, 2021, operating income increased $98.9 million, or 168.7%, to $157.5 million (16.7% of net revenue) compared to $58.6 million (7.6% of net revenue) in the three months ended March 31, 2020. The increase was primarily due to higher volume and improved gross margin as described elsewhere in this Results of Operations at Net Revenue and Operating costs and expenses—Cost of revenue.
We expect that the microchip shortage will increase our operating costs in the second quarter of 2021, compared to the second quarter of 2020. If the impacts of this shortage are more severe than we expect, it could result in deterioration of our results, potentially for a longer period than currently anticipated.
Interest expense, net
For the three months ended March 31, 2021, interest expense, net increased $4.6 million (11.8%) from the prior year primarily as a result of interest expense on the 3.75% Senior Notes, which were issued on August 17, 2020, and lower cash interest income due to declining interest rates. These increases were partially offset by lower interest expense on the 6.25% Senior Notes, which were redeemed on March 5, 2021, and lower interest expense on our term loan facility (the "Term Loan") as a result of lower interest rates. In addition, on March 29, 2021, we issued $750.0 million aggregate principal amount of 4.0% Senior Notes, and on April 8, 2021, we issued an additional $250.0 million aggregate principal amount of 4.0% Senior Notes. Refer to Overview—Debt Transactions elsewhere in this MD&A for additional information related to the redemption of the 6.25% Senior Notes and the issuance of the 4.0% Senior Notes. On an annualized basis, after completing these transactions, interest expense on our fixed rate debt will be $6.9 million lower than it would have been had these transactions not been completed.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. In the three months ended March 31, 2021, other, net represented a loss of $39.4 million, an unfavorable change of $27.1 million compared to a net loss of $12.3 million in the three months ended March 31, 2020. This change was driven primarily by the loss of $30.1 million recorded on redemption of the 6.25% Senior Notes. Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional information related to the redemption of the 6.25% Senior Notes. Refer to Note 6: Other, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more detailed information on amounts included in other, net.
Provision for/(benefit from) income taxes
For the three months ended March 31, 2021, we recorded a provision for income taxes of $20.3 million, compared to a benefit from income taxes of $1.5 million in the prior quarter. The increase in total tax from the prior periods was predominantly related to the overall increase in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate as well as the nonrecurrence of the benefit recorded in the first quarter of 2020 as a result of the enactment of the CARES Act, which was enacted by the U.S. federal government on March 27, 2020 in response to the global financial and health crisis caused by the COVID-19 pandemic. In connection with this legislation, federal limitations on interest deductions were reduced and we recorded a deferred tax benefit of $7.5 million in the three months ended March 31, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The provision for/(benefit from) income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) the step-up in fair value of fixed and intangible assets acquired in connection with business combination transactions, (b) changes in net operating loss carryforwards, (c) changes in tax rates, and (d) changes in our assessment of the realizability of our deferred tax assets.
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
Free cash flow
Free cash flow is defined as net cash provided by/(used in) operating activities less additions to property, plant and equipment and capitalized software. We believe free cash flow is useful to management and investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to, among other things, fund acquisitions, repurchase ordinary shares, and (or) accelerate the repayment of debt obligations.
Adjusted EBITDA
Adjusted EBITDA represents net income, determined in accordance with U.S. GAAP, excluding interest expense, net, provision for/(benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, (3) deferred loss or gain on derivative instruments, and (4) step-up inventory amortization. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments.
Net leverage ratio
Net leverage ratio represents net debt (total debt, finance lease and other financing obligations less cash and cash equivalents) divided by last twelve months ("LTM") adjusted EBITDA. We believe that the net leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
Non-GAAP adjustments
Many of our non-GAAP adjustments relate to a series of strategic initiatives developed by our management aimed at better positioning us for future revenue growth and an improved cost structure. These initiatives have been modified from time to time to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives include, among other items, acquisitions, divestitures, restructurings of certain business, supply chain, or corporate activities, and various financing transactions. We describe these adjustments in more detail below, each of which is net of current tax impacts, as applicable.
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
•Step-up depreciation and amortization: includes depreciation and amortization expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., property, plant and equipment, definite-lived intangible assets, and inventory).

•Deferred taxes and other tax related: includes adjustments for book-to-tax basis differences due primarily to the step-up in fair value of fixed and intangible assets and goodwill, the utilization of net operating losses, and adjustments to our valuation allowance in connection with certain acquisitions and tax law changes. Other tax related items include certain adjustments to unrecognized tax positions and withholding tax on repatriation of foreign earnings.
•Amortization of debt issuance costs. We adjust our results recorded in accordance with U.S. GAAP by the amortization of debt issuance costs, which are deferred as a contra-liability against our long-term debt, net on the consolidated balance sheets and which are reflected in interest expense on our consolidated statements of operations.
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

	For the three months ended March 31, 2021
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$157.5	16.7%	$53.7	$0.34
Non-GAAP adjustments:
Restructuring related and other	4.5	0.5	7.3	0.05
Financing and other transaction costs	4.6	0.5	32.8	0.21
Step-up depreciation and amortization	29.7	3.2	29.7	0.19
Deferred loss on derivative instruments	1.8	0.2	2.2	0.01
Amortization of debt issuance costs	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	10.1	0.06
Total adjustments	40.6	4.3	83.9	0.53
Adjusted (non-GAAP)	$198.1	21.0%	$137.6	$0.86

	For the three months ended March 31, 2020
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$58.6	7.6%	$8.4	$0.05
Non-GAAP adjustments:
Restructuring related and other	43.8	5.7	38.2	0.24
Financing and other transaction costs	1.7	0.2	1.7	0.01
Step-up depreciation and amortization	32.3	4.2	32.3	0.20
Deferred loss on derivative instruments	0.3	0.0	5.9	0.04
Amortization of debt issuance costs	—	—	1.6	0.01
Deferred taxes and other tax related	—	—	(4.9)	(0.03)
Total adjustments	78.1	10.1	74.8	0.47
Adjusted (non-GAAP)	$136.7	17.7%	$83.2	$0.53
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the Three Months ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$104.5	$98.5
Additions to property, plant and equipment and capitalized software	(27.2)	(29.5)
Free cash flow	$77.3	$69.0

The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended March 31,
(in millions)	LTM	2021	2020
Net income	$209.6	$53.7	$8.4
Interest expense, net	176.4	44.0	39.4
Provision for/(benefit from) income taxes	23.2	20.3	(1.5)
Depreciation expense	122.2	31.2	34.7
Amortization of intangible assets	128.5	32.1	33.1
EBITDA	659.9	181.3	114.1
Non-GAAP Adjustments
Restructuring related and other	57.9	7.4	42.6
Financing and other transaction costs	40.5	35.9	1.7
Deferred (gain)/loss on derivative instruments	(9.9)	3.0	5.9
Adjusted EBITDA	$748.5	$227.6	$164.3
The following table provides a reconciliation of total debt, finance lease, and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(in millions)	March 31, 2021	December 31, 2020
Current portion of long-term debt, finance lease and other financing obligations	$9.7	$757.2
Finance lease and other financing obligations, less current portion	27.6	27.9
Long-term debt, net	3,961.4	3,213.7
Total debt, finance lease, and other financing obligations	3,998.7	3,998.9
Less: discount	(8.4)	(9.6)
Less: deferred financing costs	(30.5)	(28.1)
Total gross indebtedness	4,037.6	4,036.6
Less: cash and cash equivalents	1,893.9	1,862.0
Net Debt	$2,143.7	$2,174.6

Adjusted EBITDA (LTM)	$748.5	$685.1
Net leverage ratio	2.9	3.2
Liquidity and Capital Resources
As of March 31, 2021 and December 31, 2020, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	March 31, 2021	December 31, 2020
United Kingdom	$28.8	$25.3
United States	10.4	17.2
The Netherlands	1,594.1	1,514.1
China	197.4	185.2
Other	63.2	120.2
Total	$1,893.9	$1,862.0
The amount of cash and cash equivalents held in these geographic regions fluctuates throughout the year due to a variety of factors, such as our use of intercompany loans and dividends and the timing of cash receipts and disbursements in the normal course of business. Our earnings are not considered to be permanently reinvested in certain jurisdictions in which they were earned. We recognize a deferred tax liability on these unremitted earnings to the extent the remittance of such earnings cannot be recovered in a tax-free manner. Not reflected in cash and cash equivalents as of March 31, 2021 is $400.0 million of cash paid for the acquisition of Xirgo on April 1, 2021 and $250.0 million of cash proceeds (excluding premium) for the additional offering of 4.0% Senior Notes.

Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2021 and 2020. We have derived this summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2021	March 31, 2020
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$162.8	$120.1
Changes in operating assets and liabilities, net	(58.3)	(21.5)
Operating activities	104.5	98.5
Investing activities	(49.0)	(32.8)
Financing activities	(23.5)	(36.9)
Net change	$31.9	$28.9
Operating activities. Net cash provided by operating activities increased from the three months ended March 31, 2020 primarily due to higher net income adjusted for non-cash items, largely offset by the impact of changes in working capital. Changes in working capital in the three months ended March 31, 2021 were primarily driven by higher accounts receivable balances reflecting higher revenue in the first quarter of 2021 compared to the fourth quarter of 2020. During the first quarter we built raw material and work-in process inventory to address the increasing demand we experienced in the first quarter, the cash impact of which was offset by increased accounts payable, in part related to this inventory.
Investing activities. Net cash used in investing activities increased in the three months ended March 31, 2021 primarily due to $20.4 million cash paid for the acquisition of Lithium Balance in the first quarter of 2021. In fiscal year 2021, we anticipate capital expenditures of approximately $160.0 million to $170.0 million, which we expect to be funded from cash on hand.
Subsequent to the reporting period, on April 1, 2021 we closed on the acquisition of Xirgo for an aggregate cash purchase price of $400.0 million, subject to certain post-closing items. Refer to Overview—Xirgo included elsewhere in this MD&A for additional information. This purchase price and any other related cash consideration will be presented in cash used in investing activities for the six months ended June 30, 2021.
Financing activities. In the first quarter of 2021, we used cash in financing activities of $23.5 million compared to $36.9 million for the three months ended March 31, 2020. This change was primarily driven by payments to repurchase ordinary shares, of which there was none in the first quarter of 2021, compared to $35.2 million in the first quarter of 2020. This decline is the result of the temporary suspension of our share repurchase program on April 2, 2020. Refer to Capital Resources—Share repurchase programs for additional discussion. We will resume the share repurchase program when market conditions are favorable to do so. This decline related to share repurchases was partially offset by cash paid for a $23.4 million premium on the redemption of the 6.25% Senior Notes, and $7.7 million costs related to the issuance of the 4.0% Senior Notes.
Other cash activity presented in cash flows from financing activities in the first quarter of 2021 included cash used for the redemption of the 6.25% Senior Notes, which was largely offset by proceeds received as part of the issuance of the 4.0% Senior Notes on March 29, 2021. Subsequent to the reporting period, on April 8, 2021, we closed on an additional $250.0 million aggregate principal amount of 4.0% Senior Notes, which will be reflected in cash from financing activities for the six months ended June 30, 2021. Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional discussion of these transactions.
Indebtedness and Liquidity
As of March 31, 2021, we had $4.0 billion in gross indebtedness, which includes finance lease and other financing obligations and excluded debt discounts and deferred financing costs. In the first quarter of 2021, we redeemed our 6.25% Senior Notes and issued the 4.0% Senior Notes, reducing our cost of capital and extending the maturity profile of our debt. Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional discussion of these transactions.

Capital Resources
Senior Secured Credit Facilities
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of March 31, 2021, we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2021, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of March 31, 2021, availability under the Accordion was approximately $0.7 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 23, 2021, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2021.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our 2020 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2021, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of March 31, 2021. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will continue to remain on hold until market conditions show greater improvement and stability.

Recently Issued Accounting Pronouncements
There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our 2020 Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2020. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in our 2020 Annual Report.
Item 4.Controls and Procedures.
The required certifications of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in these certifications. These certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with U.S. GAAP. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

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
Item 1A.Risk Factors.
Information regarding risk factors appears in Part I, Item 1A: Risk Factors, included in our 2020 Annual Report. There have been no material changes to the risk factors disclosed therein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2021	3,081	$54.50	—	$302.3
February 1 through February 28, 2021	434	$58.40	—	$302.3
March 1 through March 31, 2021	650	$42.86	—	$302.3
Quarter total	4,165	$53.09	—	$302.3
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

4.1
Indenture dated as of March 29, 2021 among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 30, 2021).

4.2	Form of 4.0% Senior Notes due 2029. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 30, 2021) (included as Exhibit A thereto).

4.3
Supplemental Indenture, dated as of April 8, 2021, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on April 9, 2021).

10.1	Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan. †*

10.2	Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan. †*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2021

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)