Form 10-Q
period 2021-06-30
Sensata Technologies Holding plc
filed 2021-07-27
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2021, 158,374,184 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,861,769	$1,861,980
Accounts receivable, net of allowances of $20,223 and $19,033 as of June 30, 2021 and December 31, 2020, respectively	694,317	576,647
Inventories	503,641	451,005
Prepaid expenses and other current assets	117,401	90,340
Total current assets	3,177,128	2,979,972
Property, plant and equipment, net	801,342	803,825
Goodwill	3,308,939	3,111,349
Other intangible assets, net of accumulated amortization of $2,211,355 and $2,145,634 as of June 30, 2021 and December 31, 2020, respectively	892,521	691,549
Deferred income tax assets	79,625	84,785
Other assets	158,803	172,722
Total assets	$8,418,358	$7,844,202
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$7,281	$757,205
Accounts payable	473,932	393,907
Income taxes payable	25,663	19,215
Accrued expenses and other current liabilities	330,056	324,830
Total current liabilities	836,932	1,495,157
Deferred income tax liabilities	301,471	259,857
Pension and other post-retirement benefit obligations	44,146	48,002
Finance lease and other financing obligations, less current portion	27,220	27,931
Long-term debt, net	4,213,830	3,213,747
Other long-term liabilities	81,311	94,022
Total liabilities	5,504,910	5,138,716
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 174,005 and 173,266 shares issued as of June 30, 2021 and December 31, 2020, respectively	2,229	2,220
Treasury shares, at cost, 15,631 shares as of June 30, 2021 and December 31, 2020	(784,596)	(784,596)
Additional paid-in capital	1,789,863	1,759,668
Retained earnings	1,936,427	1,777,729
Accumulated other comprehensive loss	(30,475)	(49,535)
Total shareholders’ equity	2,913,448	2,705,486
Total liabilities and shareholders’ equity	$8,418,358	$7,844,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenue	$992,660	$576,505	$1,935,188	$1,350,774
Operating costs and expenses:
Cost of revenue	658,285	412,443	1,293,634	978,849
Research and development	42,913	30,239	78,869	64,692
Selling, general and administrative	86,821	64,730	163,944	141,951
Amortization of intangible assets	34,857	32,743	66,921	65,835
Restructuring and other charges, net	5,029	38,218	9,611	42,716
Total operating costs and expenses	827,905	578,373	1,612,979	1,294,043
Operating income/(loss)	164,755	(1,868)	322,209	56,731
Interest expense, net	(45,213)	(40,808)	(89,256)	(80,211)
Other, net	1,012	1,576	(38,385)	(10,705)
Income/(loss) before taxes	120,554	(41,100)	194,568	(34,185)
Provision for/(benefit from) income taxes	7,638	1,441	27,919	(75)
Net income/(loss)	$112,916	$(42,541)	$166,649	$(34,110)
Basic net income/(loss) per share	$0.71	$(0.27)	$1.05	$(0.22)
Diluted net income/(loss) per share	$0.71	$(0.27)	$1.05	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income/(loss)	$112,916	$(42,541)	$166,649	$(34,110)
Other comprehensive income/(loss):
Cash flow hedges	1,398	(5,167)	15,676	(24,501)
Defined benefit and retiree healthcare plans	1,672	1,672	3,384	5,014
Other comprehensive income/(loss)	3,070	(3,495)	19,060	(19,487)
Comprehensive income/(loss)	$115,986	$(46,036)	$185,709	$(53,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income/(loss)	$166,649	$(34,110)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	62,833	65,288
Amortization of debt issuance costs	3,426	3,263
Share-based compensation	11,475	9,590
Loss on debt financing	30,066	—
Amortization of intangible assets	66,921	65,835
Deferred income taxes	(7,070)	1,500
Loss on litigation judgment	—	41,314
Unrealized loss on derivative instruments and other	12,700	8,035
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(97,906)	114,162
Inventories	(45,664)	17,871
Prepaid expenses and other current assets	(8,280)	14,790
Accounts payable and accrued expenses	68,764	(99,467)
Income taxes payable	6,448	(34,368)
Other	(2,431)	(3,431)
Net cash provided by operating activities	267,931	170,272
Cash flows from investing activities:
Acquisitions, net of cash received	(421,951)	—
Additions to property, plant and equipment and capitalized software	(63,572)	(56,697)
Investment in debt and equity securities	(6,444)	(5,817)
Other	2,862	2,019
Net cash used in investing activities	(489,105)	(60,495)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	17,957	1,146
Payment of employee restricted stock tax withholdings	(7,948)	(2,314)
Proceeds from borrowings on debt	1,001,875	400,000
Payments on debt	(757,889)	(4,604)
Payments to repurchase ordinary shares	—	(35,175)
Payments of debt financing costs	(33,032)	—
Net cash provided by financing activities	220,963	359,053
Net change in cash and cash equivalents	(211)	468,830
Cash and cash equivalents, beginning of period	1,861,980	774,119
Cash and cash equivalents, end of period	$1,861,769	$1,242,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2021	173,533	$2,223	(15,631)	$(784,596)	$1,775,320	$1,831,241	$(33,545)	$2,790,643
Surrender of shares for tax withholding	—	—	(132)	(7,727)	—	—	—	(7,727)
Stock options exercised	208	3	—	—	8,167	—	—	8,170
Vesting of restricted securities	396	5	—	—	—	(5)	—	—
Retirement of ordinary shares	(132)	(2)	132	7,727	—	(7,725)	—	—
Share-based compensation	—	—	—	—	6,376	—	—	6,376
Net income	—	—	—	—	—	112,916	—	112,916
Other comprehensive income	—	—	—	—	—	—	3,070	3,070
Balance as of June 30, 2021	174,005	$2,229	(15,631)	$(784,596)	$1,789,863	$1,936,427	$(30,475)	$2,913,448

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(136)	(7,948)	—	—	—	(7,948)
Stock options exercised	467	6	—	—	18,720	—	—	18,726
Vesting of restricted securities	408	5	—	—	—	(5)	—	—
Retirement of ordinary shares	(136)	(2)	136	7,948	—	(7,946)	—	—
Share-based compensation	—	—	—	—	11,475	—	—	11,475
Net income	—	—	—	—	—	166,649	—	166,649
Other comprehensive income	—	—	—	—	—	—	19,060	19,060
Balance as of June 30, 2021	174,005	$2,229	(15,631)	$(784,596)	$1,789,863	$1,936,427	$(30,475)	$2,913,448

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2020	172,596	$2,212	(15,631)	$(784,596)	$1,731,884	$1,624,773	$(36,476)	$2,537,797
Surrender of shares for tax withholding	—	—	(83)	(2,299)	—	—	—	(2,299)
Stock options exercised	21	1	—	—	436	—	—	437
Vesting of restricted securities	310	3	—	—	—	(3)	—	—
Retirement of ordinary shares	(83)	(1)	83	2,299	—	(2,298)	—	—
Share-based compensation	—	—	—	—	3,506	—	—	3,506
Net loss	—	—	—	—	—	(42,541)	—	(42,541)
Other comprehensive loss	—	—	—	—	—	—	(3,495)	(3,495)
Balance as of June 30, 2020	172,844	$2,215	(15,631)	$(784,596)	$1,735,826	$1,579,931	$(39,971)	$2,493,405

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	(83)	(2,314)	—	—	—	(2,314)
Stock options exercised	55	1	—	—	1,145	—	—	1,146
Vesting of restricted securities	311	3	—	—	—	(3)	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	(83)	(1)	83	2,314	—	(2,313)	—	—
Share-based compensation	—	—	—	—	9,590	—	—	9,590
Net loss	—	—	—	—	—	(34,110)	—	(34,110)
Other comprehensive loss	—	—	—	—	—	—	(19,487)	(19,487)
Balance as of June 30, 2020	172,844	$2,215	(15,631)	$(784,596)	$1,735,826	$1,579,931	$(39,971)	$2,493,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income/(loss), cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
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
3. Revenue Recognition
The following tables presents net revenue disaggregated by segment and end market for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$518,367	$12,052	$530,419	$286,499	$7,279	$293,778
HVOR (1)	223,485	—	223,485	98,708	—	98,708
Industrial	—	105,474	105,474	—	79,264	79,264
Appliance and HVAC (2)	—	63,187	63,187	—	43,689	43,689
Aerospace	—	32,793	32,793	—	27,193	27,193
Other	—	37,302	37,302	—	33,873	33,873
Total	$741,852	$250,808	$992,660	$385,207	$191,298	$576,505
________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,055,080	$23,552	$1,078,632	$724,202	$15,515	$739,717
HVOR	401,284	—	401,284	229,694	—	229,694
Industrial	—	195,949	195,949	—	159,863	159,863
Appliance and HVAC	—	123,103	123,103	—	89,085	89,085
Aerospace	—	65,470	65,470	—	69,317	69,317
Other	—	70,750	70,750	—	63,098	63,098
Total	$1,456,364	$478,824	$1,935,188	$953,896	$396,878	$1,350,774

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock options	$305	$53	$765	$2,542
Restricted securities	6,071	3,453	10,710	7,048
Share-based compensation expense	$6,376	$3,506	$11,475	$9,590
Equity Awards
At our Annual General Meeting held on May 27, 2021, our shareholders approved the Sensata Technologies Holding plc 2021 Equity Incentive Plan (the "2021 Equity Plan"), which replaced the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2021 Equity Plan is substantially similar to the 2010 Equity Plan with some updates based on changes in law and current practices. The purpose of the 2021 Equity Plan is to promote the long-term growth, profitability, and interests of the Company and its shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring our future success. All awards granted subsequent to this approval were made under the 2021 Equity Plan.
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the 2021 Equity Plan and 2010 Equity Plan during the six months ended June 30, 2021:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded that May Vest	Weighted Average Grant Date Fair Value
Directors	RSU (1)(5)	27	N/A	$58.63
Various executives and employees	RSU (2)(4)	370	N/A	$58.37
Various executives and employees	PRSU (3)(4)	236	0.0% - 200.0%	$58.20
________________________
(1)    These RSUs cliff vest one year from the grant date (May 2022).
(2)    RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between February 2024 and June 2024.
(3)    These PRSUs vest on various dates between April 2024 and May 2024. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.
(4)    Primarily granted under the 2010 Equity Plan.
(5)    Primarily granted under the 2021 Equity Plan.
5. Restructuring and Other Charges, Net
On June 30, 2020, in response to the potential long-term impact of the global financial and health crisis caused by the coronavirus ("COVID-19") pandemic on our business, we committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”), consisting of voluntary and involuntary reductions-in-force and certain site closures. The Q2 2020 Global Restructure Program was commenced in order to align our cost structure to the then anticipated future demand outlook. As of June 30, 2021, we have recorded cumulative costs of $30.1 million over the life of the plan, of which $27.4 million related to severance charges and $2.7 million related to facility and exit costs. We have completed a majority of the actions contemplated under the Q2 2020 Global Restructure Program.
Reductions in force under the Q2 2020 Global Restructure Program have impacted approximately 560 positions as of June 30, 2021. When the remaining contemplated reduction-in-force actions are completed, which is expected in the third quarter of 2021, the total reductions in force are expected to be approximately 840 positions, reflecting total severance charges of between $27.0 million and $29.0 million. In addition, we expect total facility and exit costs incurred over the life of the Q2 2020 Global Restructure Program to be between $6.0 million and $8.0 million. We expect to settle these charges with cash on hand.

We expect that when fully completed, restructuring actions taken under the Q2 2020 Global Restructure Program will have impacted our business segments and corporate functions as follows:

		Reductions-in-Force		Site Closures
(Dollars in millions)	Positions	Minimum	Maximum	Minimum	Maximum
Performance Sensing	170	$9.3	$10.0	$3.0	$4.0
Sensing Solutions	280	8.0	8.0	3.0	4.0
Corporate and other (1)	390	9.7	11.0	—	—
Total	840	$27.0	$29.0	$6.0	$8.0
___________________________________
(1)    The majority of these positions relate to engineering and manufacturing operations, which are allocated to corporate and other. However, these restructuring actions will benefit the results of Performance Sensing and Sensing Solutions as well.
Charges recognized in the three and six months ended June 30, 2021 and 2020 resulting from the Q2 2020 Global Restructure Program are presented by impacted segment below. However, as noted in Note 17: Segment Reporting, restructuring and other charges, net are excluded from segment operating income. Approximately $1.0 million and $2.0 million of these charges in the three and six months ended June 30, 2021, respectively, relate to site closures in Sensing Solutions. Approximately $0.3 million of these charges in the three and six months ended June 30, 2021 relate to site closures in Performance Sensing.

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance Sensing	$507	$7,609	$803	$7,609
Sensing Solutions	1,612	7,181	3,140	7,181
Corporate and other	1,711	9,330	1,711	9,330
Restructuring and other charges	$3,830	$24,120	$5,654	$24,120
The following table presents the components of restructuring and other charges, net for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Q2 2020 Global Restructure Program charges	$3,830	$24,120	$5,654	$24,120
Other restructuring charges
Severance costs, net (1)	407	—	593	3,897
Facility and other exit costs	625	—	1,291	—
Other (2)	167	14,098	2,073	14,699
Restructuring and other charges, net	$5,029	$38,218	$9,611	$42,716
___________________________________
(1)    Severance costs, net (excluding those related to the Q2 2020 Global Restructure Program) for the six months ended June 30, 2020 were related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland.
(2)    Other charges in the three and six months ended June 30, 2020 included a charge of $12.1 million resulting from a prejudgment interest-related award granted by the court on behalf of Wasica Finance GmbH ("Wasica") in intellectual property litigation in the second quarter of 2020. We settled this litigation with Wasica in the third quarter of 2020.
The following table presents a rollforward of the severance portion of our restructuring obligations for the six months ended June 30, 2021.

	Q2 2020 Global Restructure Program	Other	Total
Balance at December 31, 2020	$10,842	$4,037	$14,879
Charges, net of reversals	3,623	593	4,216
Payments	(4,931)	(2,888)	(7,819)
Foreign currency remeasurement	(103)	32	(71)
Balance at June 30, 2021	$9,431	$1,774	$11,205

The severance liability as of June 30, 2021 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
6. Other, Net
The following table presents the components of other, net for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Currency remeasurement gain/(loss) on net monetary assets	$1,988	$(1,097)	$511	$456
(Loss)/gain on foreign currency forward contracts	(1,419)	417	(2,377)	(3,364)
Gain/(loss) on commodity forward contracts	1,186	5,427	33	(148)
Loss on debt refinancing	—	—	(30,066)	—
Net periodic benefit cost, excluding service cost	(2,268)	(2,516)	(4,678)	(6,897)
Other	1,525	(655)	(1,808)	(752)
Other, net	$1,012	$1,576	$(38,385)	$(10,705)
7. Income Taxes
The following table presents the provision for/(benefit from) income taxes for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Provision for/(benefit from) income taxes	$7,638	$1,441	$27,919	$(75)
The increase in total tax for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the increase in pre-tax profits. The increase in total tax for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was predominantly due to the overall increase in income/(loss) before taxes as impacted by the mix of profits in the various jurisdictions in which we operate as well as the nonrecurrence of the benefit recorded in the first quarter of 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
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
The provision for/(benefit from) income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, (c) changes in tax rates, and (d) changes in our assessment of the realizability of our deferred tax assets.
8. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2021 and 2020 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income/(loss) per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic weighted-average ordinary shares outstanding	158,208	157,186	157,986	157,392
Dilutive effect of stock options (1)	670	—	689	—
Dilutive effect of unvested restricted securities (1)	466	—	612	—
Diluted weighted-average ordinary shares outstanding	159,344	157,186	159,287	157,392
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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income/(loss) per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Anti-dilutive shares excluded	8	2,959	7	2,172
Contingently issuable shares excluded	1,089	1,251	1,020	923
9. Inventories
The following table presents the components of inventories as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Finished goods	$161,378	$170,488
Work-in-process	98,194	87,006
Raw materials	244,069	193,511
Inventories	$503,641	$451,005
10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2021 and 2020 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2	$3	$1,325	$939	$1,327	$942
Interest cost	120	206	21	36	401	396	542	638
Expected return on plan assets	(226)	(293)	—	—	(179)	(172)	(405)	(465)
Amortization of net loss	401	300	—	9	462	359	863	668
Amortization of prior service (credit)/cost	—	—	(159)	(197)	13	3	(146)	(194)
Loss on settlement	1,414	310	—	—	—	1,559	1,414	1,869
Net periodic benefit cost/(credit)	$1,709	$523	$(136)	$(149)	$2,022	$3,084	$3,595	$3,458
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2021 and 2020 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$4	$5	$2,303	$1,708	$2,307	$1,713
Interest cost	240	473	42	73	805	711	1,087	1,257
Expected return on plan assets	(452)	(726)	—	—	(357)	(346)	(809)	(1,072)
Amortization of net loss	802	595	—	19	921	595	1,723	1,209
Amortization of prior service (credit)/cost	—	—	(318)	(393)	16	5	(302)	(388)
Loss on settlement	2,979	4,332	—	—	—	1,559	2,979	5,891
Net periodic benefit cost/(credit)	$3,569	$4,674	$(272)	$(296)	$3,688	$4,232	$6,985	$8,610

Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6: Other, Net.
11. Debt
Our long-term debt, finance lease, and other financing obligations as of June 30, 2021 and December 31, 2020 consisted of the following:

	Maturity Date	June 30, 2021	December 31, 2020
Term Loan	September 20, 2026	$453,780	$456,096
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	—	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	—
Less: discount, net of premium		(6,097)	(9,605)
Less: deferred financing costs		(29,224)	(28,114)
Less: current portion		(4,629)	(754,630)
Long-term debt, net		$4,213,830	$3,213,747

Finance lease and other financing obligations		$29,872	$30,506
Less: current portion		(2,652)	(2,575)
Finance lease and other financing obligations, less current portion		$27,220	$27,931
Revolving Credit Facility
As of June 30, 2021, we had $416.1 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2021, no amounts had been drawn against these outstanding letters of credit.
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
In connection with the redemption of the 6.25% Senior Notes, we recorded a loss of $30.1 million, which included $23.4 million in premiums paid, with the remaining loss representing write-off of debt discounts and deferred financing costs. In connection with the issuance of the 4.0% Senior Notes, we recognized $9.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets and $1.7 million of issuance premiums, which are presented as an addition to long-term debt on our condensed consolidated balance sheets.

Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, accrued interest totaled $46.1 million and $53.6 million, respectively.
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
13. Shareholders' Equity
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of June 30, 2021. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will remain on hold until we determine that market conditions warrant continuation of the program.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the six months ended June 30, 2021 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(6,733)	$(42,802)	$(49,535)
Other comprehensive income before reclassifications, net of tax	11,871	—	11,871
Reclassifications from accumulated other comprehensive loss, net of tax	3,805	3,384	7,189
Other comprehensive income	15,676	3,384	19,060
Balance at June 30, 2021	$8,943	$(39,418)	$(30,475)
The amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2021	2020	2021	2020
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$3,433	$(6,392)	$7,840	$(13,015)	Net revenue (1)
Foreign currency forward contracts	(2,024)	193	(2,767)	(1,575)	Cost of revenue (1)
Total, before taxes	1,409	(6,199)	5,073	(14,590)	Income/(loss) before taxes
Income tax effect	(352)	1,550	(1,268)	3,648	Provision for/(benefit from) income taxes
Total, net of taxes	$1,057	$(4,649)	$3,805	$(10,942)	Net income/(loss)

Defined benefit and retiree healthcare plans	$2,131	$2,343	$4,400	$6,712	Other, net (2)
Income tax effect	(459)	(671)	(1,016)	(1,698)	Provision for/(benefit from) income taxes
Total, net of taxes	$1,672	$1,672	$3,384	$5,014	Net income/(loss)
__________________________
(1)    Refer to Note 15: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 10: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost/(credit).

14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2021	December 31, 2020
Assets
Foreign currency forward contracts	$17,789	$16,163
Commodity forward contracts	5,479	8,902
Total	$23,268	$25,065
Liabilities
Foreign currency forward contracts	$7,667	$24,660
Commodity forward contracts	2,016	310
Total	$9,683	$24,970
Refer to Note 15: Derivative Instruments and Hedging Activities for additional information related to our forward contracts.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2020 and determined that they were not impaired. During the six months ended June 30, 2021, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$453,780	$453,780	$456,096	$454,955
4.875% Senior Notes	$500,000	$533,750	$500,000	$538,750
5.625% Senior Notes	$400,000	$444,000	$400,000	$448,000
5.0% Senior Notes	$700,000	$777,000	$700,000	$777,000
6.25% Senior Notes	$—	$—	$750,000	$778,125
4.375% Senior Notes	$450,000	$473,625	$450,000	$487,125
3.75% Senior Notes	$750,000	$740,625	$750,000	$776,250
4.0% Senior Notes	$1,000,000	$1,010,000	$—	$—
___________________________________
(1)    Excluding any related debt discounts, or premiums, and deferred financing costs.
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

	June 30, 2021	December 31, 2020
Quanergy	$50,000	$50,000
Other	15,000	15,000
Total	$65,000	$65,000
On June 22, 2021, Quanergy Systems, Inc. ("Quanergy") announced that it had entered into a definitive business combination agreement with CITIC Capital Acquisition Corp (NYSE: CCAC). Upon closing of the business combination, which is expected to be in the second half of 2021, subject to customary closing conditions, the combined company is expected to be listed on the New York Stock Exchange ("NYSE") under the ticker symbol QNGY. We have assessed our investment in Quanergy based on the proposed terms of the business combination agreement and concluded that there were no indicators of impairment as of June 30, 2021. Subsequent to closing, we will mark our investment to market each reporting period.
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and six months ended June 30, 2021 and 2020, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of June 30, 2021, we estimated that $9.2 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2022.
As of June 30, 2021, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
14.0 EUR	June 28, 2021	July 30, 2021	Euro ("EUR") to USD	1.19 USD	Not designated
370.4 EUR	Various from August 23, 2019 to June 22, 2021	Various from July 30, 2021 to June 30, 2023	EUR to USD	1.19 USD	Cash flow hedge
696.0 CNY	June 23, 2021	July 30, 2021	USD to Chinese Renminbi ("CNY")	6.51 CNY	Not designated
520.8 CNY	Various from November 5, 2020 to January 5, 2021	Various from July 30, 2021 to December 31, 2021	USD to CNY	6.66 CNY	Cash flow hedge
450.0 JPY	June 28, 2021	July 30, 2021	USD to Japanese Yen ("JPY")	110.82 JPY	Not designated
20,066.7 KRW	Various from August 23, 2019 to June 22, 2021	Various from July 30, 2021 to May 31, 2023	USD to Korean Won ("KRW")	1,143.12 KRW	Cash flow hedge
26.0 MYR	June 23, 2021	July 30, 2021	USD to Malaysian Ringgit ("MYR")	4.14 MYR	Not designated
423.0 MXN	June 28, 2021	July 30, 2021	USD to Mexican Peso ("MXN")	19.92 MXN	Not designated
3,215.0 MXN	Various from August 23, 2019 to June 22, 2021	Various from July 30, 2021 to June 30, 2023	USD to MXN	22.41 MXN	Cash flow hedge
5.6 GBP	June 28, 2021	July 30, 2021	British Pound Sterling ("GBP") to USD	1.39 USD	Not Designated
51.3 GBP	Various from August 23, 2019 to June 22, 2021	Various from July 30, 2021 to June 30, 2023	GBP to USD	1.33 USD	Cash flow hedge
_________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

Hedges of Commodity Risk
As of June 30, 2021, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	929,084 troy oz.	July 2021 - June 2023	$24.51
Gold	8,943 troy oz.	July 2021 - June 2023	$1,819.10
Nickel	202,117 pounds	July 2021 - June 2023	$7.44
Aluminum	2,870,170 pounds	July 2021 - June 2023	$0.97
Copper	2,842,272 pounds	July 2021 - June 2023	$3.76
Platinum	9,540 troy oz.	July 2021 - June 2023	$1,045.46
Palladium	1,256 troy oz.	July 2021 - June 2023	$2,457.28
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$14,875	$11,281	Accrued expenses and other current liabilities	$6,928	$18,834
Foreign currency forward contracts	Other assets	2,860	4,728	Other long-term liabilities	284	5,182
Total		$17,735	$16,009		$7,212	$24,016
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$5,041	$7,598	Accrued expenses and other current liabilities	$1,216	$149
Commodity forward contracts	Other assets	438	1,304	Other long-term liabilities	800	161
Foreign currency forward contracts	Prepaid expenses and other current assets	54	154	Accrued expenses and other current liabilities	455	644
Total		$5,533	$9,056		$2,471	$954
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income/(loss) for the three months ended June 30, 2021 and 2020:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income/(Loss)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income/(Loss)
	2021	2020		2021	2020
Foreign currency forward contracts	$(6,353)	$(5,954)	Net revenue	$(3,433)	$6,392
Foreign currency forward contracts	$6,808	$5,267	Cost of revenue	$2,024	$(193)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income/(Loss)		Location of Gain/(Loss) Recognized in Net Income/(Loss)
	2021	2020
Commodity forward contracts	$1,186	$5,427	Other, net
Foreign currency forward contracts	$(1,419)	$417	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income/(loss) for the six months ended June 30, 2021 and 2020:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income/(Loss)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income/(Loss)
	2021	2020		2021	2020
Foreign currency forward contracts	$12,446	$6,590	Net revenue	$(7,840)	$13,015
Foreign currency forward contracts	$3,383	$(24,363)	Cost of revenue	$2,767	$1,575

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income/(Loss)		Location of Gain/(Loss) Recognized in Net Income/(Loss)
	2021	2020
Commodity forward contracts	$33	$(148)	Other, net
Foreign currency forward contracts	$(2,377)	$(3,364)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2021, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $9.7 million. As of June 30, 2021, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions
On February 11, 2021, we entered into a securities purchase agreement (the "SPA") to acquire all of the outstanding equity interests of Xirgo Technologies, LLC ("Xirgo"), a leading provider of telematics and data insight, headquartered in Camarillo, California. The transaction contemplated by the SPA closed on April 1, 2021 for an aggregate cash purchase price of $408.7 million, subject to certain post-closing items. The product offerings and technology of Xirgo will augment our existing portfolio in advancing our Sensata Insights megatrend initiative. We expect to integrate Xirgo into our Performance Sensing reportable segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$11,536
Property, plant and equipment	1,427
Goodwill	184,260
Other intangible assets	249,612
Other assets	508
Deferred income tax liabilities	(45,506)
Other long-term liabilities	(292)
Fair value of net assets acquired, excluding cash and cash equivalents	401,545
Cash and cash equivalents	7,117
Fair value of net assets acquired	$408,662
The allocation of purchase price of Xirgo is preliminary, and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition was approximately $184.3 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The amount of goodwill recorded that is expected to be deductible for tax purposes is not material.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$198,540	15
Completed technologies	44,130	10
Tradenames	6,930	11
Other	12	1
Total definite-lived intangible assets acquired	$249,612	14
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
17. Segment Reporting
We operate in, and report financial information for, the following two reportable segments: Performance Sensing and Sensing Solutions. The Performance Sensing reportable segment consists of two operating segments, Automotive and HVOR, each of which meet the criteria for aggregation in FASB ASC Topic 280, Reportable Segments. The Sensing Solutions reportable segment is also an operating segment.
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

The following table presents net revenue and segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenue:
Performance Sensing	$741,852	$385,207	$1,456,364	$953,896
Sensing Solutions	250,808	191,298	478,824	396,878
Total net revenue	$992,660	$576,505	$1,935,188	$1,350,774
Segment operating income (as defined above):
Performance Sensing	$202,064	$60,756	$397,908	$195,802
Sensing Solutions	76,549	55,787	143,443	112,316
Total segment operating income	278,613	116,543	541,351	308,118
Corporate and other	(73,972)	(47,450)	(142,610)	(142,836)
Amortization of intangible assets	(34,857)	(32,743)	(66,921)	(65,835)
Restructuring and other charges, net	(5,029)	(38,218)	(9,611)	(42,716)
Operating income/(loss)	164,755	(1,868)	322,209	56,731
Interest expense, net	(45,213)	(40,808)	(89,256)	(80,211)
Other, net	1,012	1,576	(38,385)	(10,705)
Income/(loss) before taxes	$120,554	$(41,100)	$194,568	$(34,185)

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
•instability and changes in the global markets, including regulatory, political, economic, governmental, and military matters, such as the exit of the United Kingdom (the "U.K.") from the European Union (the "EU");
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
Overview
The COVID-19 pandemic caused widespread disruptions to our company, employees, customers, suppliers, and communities in fiscal year 2020. In the first quarter of 2020, these disruptions were primarily limited to our manufacturing operations in China. In the second quarter of 2020, we experienced the full scope and impact of disruptions related to the COVID-19 pandemic globally. These disruptions included, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decrees, limited ability to adjust certain costs due to government actions, significant travel restrictions and “work-from-home” orders limiting the availability of our workforce, supplier constraints and material supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. Reduced demand, in addition to elevated logistics costs, government mandates, and actions to safeguard our employees, contributed to lower margins in the second quarter of 2020.
We acted early in the pandemic to reduce our cost structure while continuing to invest in megatrends that are shaping our end markets that we believe will enable us to deliver long-term sustainable growth. As a result, we have continued to capitalize on rapidly improving markets and supported our customers as they have returned to higher levels of production late in 2020 and during the first half of 2021.
2021 interim results
The economic recovery we experienced during the second half of 2020 continued through the first half of 2021. Improved market results, combined with our response to increased demand, drove net revenue growth of 72.2% and 43.3% in the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. This represented 1,140 basis points and 940 basis points, respectively, of market outgrowth. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications. It is only loosely correlated to normal unit demand fluctuations in the markets we serve.
In the three months ended June 30, 2021, Performance Sensing net revenue increased 92.6% and Sensing Solutions net revenue increased 31.1% from the three months ended June 30, 2020. In the six months ended June 30, 2021, Performance Sensing net revenue increased 52.7% and Sensing Solutions net revenue increased 20.6% from the six months ended June 30, 2020. Our automotive and HVOR businesses delivered market outgrowth of 990 basis points and 2,850 basis points, respectively, in the three months ended June 30, 2021 and market outgrowth of 940 basis points and 1,840 basis points, respectively, in the six months ended June 30, 2021. Refer to Results of Operations—Net Revenue included elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional discussion.
In the three months ended June 30, 2021, operating income/(loss) increased $166.6 million to $164.8 million, compared to $(1.9) million in the three months ended June 30, 2020. In the six months ended June 30, 2021, operating income increased $265.5 million to $322.2 million, compared to $56.7 million in the six months ended June 30, 2020. These improved results were due in large part to increased revenues, improved gross margins, and lower restructuring charges, partially offset by elevated costs related to the global semiconductor chip shortage, higher spend to support megatrend growth initiatives, and increased incentive compensation aligned to improved financial performance. Refer to Results of Operations—Operating costs and expenses included elsewhere in this MD&A for additional discussion of our improved operating costs and expenses.
In the three months ended June 30, 2021, net income/(loss) increased $155.5 million to $112.9 million, compared to $(42.5) million in the three months ended June 30, 2020. In the six months ended June 30, 2021, net income/(loss) increased $200.8 million to $166.6 million, compared to $(34.1) million in the six months ended June 30, 2020. This increase was primarily a result of improved operating results, partially offset by higher taxes as discussed at Results of Operations—Provision for/(benefit from) income taxes and, for the six month period, by the loss on redemption of the 6.25% Senior Notes as discussed at Results of Operations—Other, net.
Forward-looking information
For the full year 2021, while a degree of market uncertainty remains, in particular with respect to the impact of the industry-wide semiconductor shortage, we are anticipating a continuation of improved and stable economic and business conditions. We are also anticipating a return to normal seasonality, which includes sequentially lower revenue in the third quarter as compared to the second quarter and sequentially flat revenue in the fourth quarter as compared to the third quarter. We continue to expect to deliver industry-leading margins for our shareholders, while also increasing investments in our growth opportunities and our people. Our targeted market outgrowth for the automotive business is 400-600 basis points. Our targeted market outgrowth for the HVOR business is 600-800 basis points. For the past three and a half years, on average, we have delivered market outgrowth in our automotive and HVOR businesses of 615 basis points and 950 basis points, respectively, at or above the top of those ranges.
Automotive production is expected to rebound sharply this year from last year, but at a pace slightly lower than expected in April given production slowdowns caused by the global semiconductor shortage. Global automotive production for the full year 2021 is now expected to grow 9% from the prior year, according to third party forecasts. While low inventory levels at our automotive customers, especially in North America, will lead to growth in 2021, we expect production slowdowns attributed to the global semiconductor chip shortage to continue for the remainder of the year.
One headwind affecting our outlook for the second half of 2021 is the expected impact from the global semiconductor shortage facing the automotive supply chain, as well as other sectors, due in part to large-scale shutdowns early in 2020 caused by the COVID-19 pandemic. Semiconductors are the technology used to make microchips, and this shortage has resulted in paused production on certain vehicles and increased costs to procure microchips. This shortage has impacted our margins in the first half of 2021, and we believe it will continue to have an adverse impact on our operating costs in the remainder of fiscal year 2021.
Megatrends
We continue to demonstrate progress in our megatrend initiatives as we increase our investments to pursue these large, fast-growing markets driven by secular trends. We intend to expand our solutions for these areas organically as well as through acquisitions and third party collaborations. We see numerous opportunities to utilize our strong financial position, engineering capabilities, supply chain, and customer relationships to meaningfully enlarge our addressable markets.
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
In addition, we achieved a meaningful milestone in our Electrification megatrend initiative when we agreed to a joint venture with Churod Electronics ("Churod") on April 8, 2021. This joint venture extends our electrical protection capabilities to mass-market electric vehicles and other electrified equipment worldwide and expands our contactor capabilities in the automotive market to vehicles that have shorter ranges and longer charging times, which are more common in Asia. This enables us to offer a broader electrification solution set for electric vehicle manufacturers globally. The joint venture will provide medium-voltage contactors to transportation original equipment manufacturers ("OEMs") in China, and we will sell the product line to customers elsewhere in the world. Churod will contribute access to its ceramic, high-levitation contactor intellectual property. These contactors are optimized for medium-voltage applications in the 150 amp to 400 amp range common in mass-market vehicles. They will also dedicate engineering resources and contribute manufacturing equipment to the joint venture. Sensata will contribute $9.5 million and will dedicate application engineers and salespeople. We expect this joint venture to close in the third quarter of 2021.
Our Electrification megatrend initiative not only represents a market opportunity in electric vehicles, but also electrified heavy vehicles and the charging infrastructure necessary to support this ecosystem. We see additional opportunities in industrial and grid applications, some of which are more nascent today. Sensata is already a leading provider of high-voltage protection on electric vehicles and charging infrastructure and we seek to be the partner of choice for heavy vehicle and industrial OEMs transitioning to electrified solutions as well. We also intend to participate in other areas of the evolving market that enable Electrification to become more widespread.
In support of our Insights megatrend initiative, on April 1, 2021, we acquired Xirgo, a leading telematics and data insights provider for fleet management across the transportation and logistics segments. Refer to the section Sensata Insights below for additional information.
We believe that the overall market environment may continue to provide opportunities to further strengthen our portfolio through strategically important, value-creating acquisitions and/or joint ventures. In addition, we are pursuing new technology collaborations and partnerships with third parties to expand our capabilities and accelerate our megatrend growth.
Sensata Insights
On April 1, 2021, we completed the acquisition of Xirgo, headquartered in Camarillo, California, for $409 million. This acquisition represents a meaningful milestone in our Insights megatrend initiative, greatly expanding our ability to provide data insights to transportation and logistics customers, as well as adding a new customer base for these solutions. Xirgo brings a comprehensive suite of telematics and asset tracking devices, cloud-based data insight solutions, as well as emerging sensing applications and data services. This acquisition is consistent with our strategy to move beyond serving vehicle OEMs and engage with the broader transportation and logistics ecosystem. Xirgo is complementary to, and meaningfully extends, our organic Insights solutions for commercial fleet managers, adding cargo, container, and light-vehicle fleet management to our heavy vehicle OEM and fleet focus. We are branding these offerings, which serve our Insights megatrend initiative, as Sensata Insights. Refer to Note 16: Acquisitions of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information in the acquisition of Xirgo.
The Insights initiative is expected to generate more than $100 million in annualized revenue in 2021 and grow in excess of 20% per year over the next several years. We already have committed orders for 100% of the revenue we expect the Insights initiative to generate for the remainder of 2021.
Liquidity
We have sufficient cash to take advantage of strategic opportunities as they arise. At December 31, 2020, we had cash and cash equivalents of $1,862.0 million. In the six months ended June 30, 2021, we generated operating cash flows of $267.9 million, ending the quarter on June 30, 2021 with cash and cash equivalents of $1,861.8 million. In the first quarter of 2021, we used the flexibility provided by our large cash balance to lower our cost of capital and extend our debt maturity by redeeming the 6.25% Senior Notes and issuing the 4.0% Senior Notes. Refer to Overview—Debt Transactions below for additional discussion of these transactions. On April 1, 2021, we used $401.5 million, net of $7.1 million of cash received, to acquire Xirgo, which will help advance our Insights initiative. Refer to Overview—Sensata Insights above for additional discussion of this acquisition. In addition, on April 8, 2021, we took advantage of continued favorability in the capital markets and issued an additional $250.0 million of 4.0% Senior Notes, priced at 100.75%.
Debt Transactions
On March 5, 2021, we redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% Senior Notes. The redemption was at a price of 103.125% of principal, resulting in additional payment of $23.4 million upon redemption. We recorded a loss of $30.1 million as a result of this transaction, consisting primarily of the premium payment and write-off of deferred financing costs. Subsequently, on March 29, 2021, we issued $750.0 million aggregate principal amount of 4.0% Senior Notes, at par, and on April 8, 2021, we issued an additional $250.0 million of 4.0% Senior Notes at a price of 100.75%. The combined effect of these transactions was to extend the average maturity of our debt profile and lower our total cost of fixed debt. Refer to Note 11: Debt of our condensed consolidated financial statements, included elsewhere in this Quarterly

Report on Form 10-Q, for additional information on these transactions and our overall debt. Proceeds from the 4.0% Senior Notes will be used for general corporate purposes, to fund future acquisitions and our capital deployment strategy, and for future debt repayments.
Q2 2020 Global Restructure Program
On June 30, 2020, in response to the potential long-term impact of the COVID-19 pandemic on our business, we commenced the Q2 2020 Global Restructure Program, consisting of voluntary and involuntary reductions-in-force and certain site closures, in order to align our cost structure to the then anticipated future demand outlook. We have completed a majority of the actions contemplated under the Q2 2020 Global Restructure Program as of June 30, 2021.
Including charges of $5.7 million in the first half of 2021, we have recognized charges of $30.1 million since inception of the Q2 2020 Global Restructure Program, of which $27.4 million have been severance charges and $2.7 million have been facility exit costs. As of June 30, 2021, our severance liability related to the Q2 2020 Global Restructure Program was $9.4 million, which is presented in accrued expenses and other current liabilities of our condensed consolidated balance sheets. We expect to settle these charges with cash on hand.
Reductions in force under the Q2 2020 Global Restructure Program have impacted approximately 560 positions as of June 30, 2021. When the remaining contemplated reduction-in-force actions are completed, which is expected in the third quarter of 2021, the total reductions in force are expected to be approximately 840 positions, reflecting total severance charges of between $27.0 million and $29.0 million. In addition, we expect total facility and exit costs incurred over the life of the Q2 2020 Global Restructure Program to be between $6.0 million and $8.0 million. We expect to settle these charges with cash on hand.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$741.9	74.7%	$385.2	66.8%	$1,456.4	75.3%	$953.9	70.6%
Sensing Solutions	250.8	25.3	191.3	33.2	478.8	24.7	396.9	29.4
Net revenue	992.7	100.0	576.5	100.0	1,935.2	100.0	1,350.8	100.0
Operating costs and expenses	827.9	83.4	578.4	100.3	1,613.0	83.3%	1,294.0	95.8%
Operating income/(loss)	164.8	16.6	(1.9)	(0.3)	322.2	16.7	56.7	4.2
Interest expense, net	(45.2)	(4.6)	(40.8)	(7.1)	(89.3)	(4.6)	(80.2)	(5.9)
Other, net	1.0	0.1	1.6	0.3	(38.4)	(2.0)	(10.7)	(0.8)
Income/(loss) before taxes	120.6	12.1	(41.1)	(7.1)	194.6	10.1	(34.2)	(2.5)
Provision for/(benefit from) income taxes	7.6	0.8	1.4	0.2	27.9	1.4	(0.1)	(0.0)
Net income/(loss)	$112.9	11.4%	$(42.5)	(7.4)%	$166.6	8.6%	$(34.1)	(2.5)%
__________________________
*     Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended June 30, 2021 increased 72.2% compared to the three months ended June 30, 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 4.9% attributed to changes in foreign currency exchange rates and an increase of 4.4% due to the acquisition of Xirgo, net revenue for the three months ended June 30, 2021 increased 62.9% on an organic basis. This organic revenue increase represents market outgrowth of 1,140 basis points. We are continuing to monitor all of our end markets and customers to ensure that our resources are balanced against forecasts and prioritized against critical growth opportunities. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to the section entitled Non-GAAP Financial Measures below for additional information related to our use of organic revenue growth (or decline).
Net revenue for the six months ended June 30, 2021 increased 43.3% compared to the six months ended June 30, 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 3.8% attributed to changes in foreign currency exchange rates and an increase of 1.9% due to the effect of the acquisition of Xirgo, net revenue for the six months ended June 30, 2021 increased 37.6% on an organic basis. This organic revenue increase represents a market outgrowth of 940 basis points.
Performance Sensing
Performance Sensing net revenue for the three months ended June 30, 2021 increased 92.6% compared to the three months ended June 30, 2020. Excluding an increase of 5.8% attributed to changes in foreign currency exchange rates and an increase of 6.6% due to the effect of the acquisition of Xirgo, Performance Sensing net revenue for the three months ended June 30, 2021 increased 80.2% on an organic basis. Both Automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended June 30, 2021 grew 80.9% compared to the three months ended June 30, 2020. Excluding growth of 6.0% attributed to changes in foreign currency exchange rates, automotive net revenue for the three months ended June 30, 2021 grew 74.9% on an organic basis. Although automotive production was lower than expected, due to the semiconductor chip shortage, it increased significantly from the abnormally low levels experienced in the second quarter of 2020, which contributed to the organic growth. Further, amid the significant production increases, we continued to outperform the automotive end market, delivering 990 basis points of market outgrowth. Lastly, OEM efforts to replenish inventory channels also partly contributed to our organic revenue growth in the quarter.
HVOR net revenue for the three months ended June 30, 2021 grew 126.4% compared to the three months ended June 30, 2020. Excluding growth of 5.0% attributed to changes in foreign currency exchange rates and growth of 25.7% related to the acquisition of Xirgo, HVOR net revenue for the three months ended June 30, 2021 grew 95.7% on an organic basis. Similar to automotive, HVOR market production improved significantly from the prior year period despite being adversely impacted by the semiconductor chip shortage. In addition, HVOR delivered 2,850 basis points of market outgrowth in the quarter, demonstrating the continued ability to outperform end markets, due in part to growth in China related to adoption of the NS6 emissions as well as a wave of electromechanical operator controls being installed in new off-road equipment.
Performance Sensing net revenue for the six months ended June 30, 2021 increased 52.7% compared to the six months ended June 30, 2020. Excluding an increase of 4.3% attributed to changes in foreign currency exchange rates and an increase of 2.7% due to the effect of the acquisition of Xirgo, Performance Sensing net revenue for the six months ended June 30, 2021 increased 45.7% on an organic basis. Both Automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the six months ended June 30, 2021 grew 45.7% compared to the the six months ended June 30, 2020. Excluding growth of 4.4% attributed to changes in foreign currency exchange rates, automotive net revenue for the six months ended June 30, 2021 grew 41.3% on an organic basis. This organic revenue increase is primarily due to recovery of customer production combined with our continued outperformance relative to the automotive market, which was led by continued new product launches in powertrain and emissions, safety, and electrification-related applications and systems. Excluding the effects of OEM efforts to replenish inventory channels, Automotive outgrew its end markets by 940 basis points in the six months ended June 30, 2021.
HVOR net revenue for the six months ended June 30, 2021 grew 74.7% compared to the six months ended June 30, 2020. Excluding growth of 3.8% attributed to changes in foreign currency exchange rates and growth of 11.1% due to the effect of the acquisition of Xirgo, HVOR net revenue for the six months ended June 30, 2021 grew 59.8% on an organic basis. This organic revenue increase is primarily due to recovery of customer production combined with our continued outperformance relative to the HVOR markets. Our China on-road truck business continued to achieve better than expected growth, primarily from the adoption of NS6 emissions regulations as well as the benefit from a wave of electromechanical operator controls being installed in new off-road equipment. Excluding the effects of OEM efforts to replenish inventory channels, HVOR outgrew its end markets by 1,840 basis points in the six months ended June 30, 2021.
Sensing Solutions
Sensing Solutions net revenue for the three months ended June 30, 2021 increased 31.1% compared to the three months ended June 30, 2020. Excluding growth of 3.1% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue for the three months ended June 30, 2021 grew 28.0% on an organic basis. The increase in net revenue was driven by continued growth in industrial markets (particularly HVAC), new electrification launches, and supply chain restocking.

Sensing Solutions net revenue for the six months ended June 30, 2021 increased 20.6% compared to the six months ended June 30, 2020. Excluding growth of 2.6% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue for the six months ended June 30, 2021 grew 18.0% on an organic basis. The increase in net revenue was mainly driven by continued growth in industrial markets (particularly HVAC), new electrification launches, and supply chain restocking, partially offset by aerospace market weakness in the first quarter of 2021.
Operating costs and expenses
Operating costs and expenses for the three and six months ended June 30, 2021 and 2020 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$658.3	66.3%	$412.4	71.5%	$1,293.6	66.8%	$978.8	72.5%
Research and development	42.9	4.3	30.2	5.2	78.9	4.1	64.7	4.8
Selling, general and administrative	86.8	8.7	64.7	11.2	163.9	8.5	142.0	10.5
Amortization of intangible assets	34.9	3.5	32.7	5.7	66.9	3.5	65.8	4.9
Restructuring and other charges, net	5.0	0.5	38.2	6.6	9.6	0.5	42.7	3.2
Total operating costs and expenses	$827.9	83.4%	$578.4	100.3%	$1,613.0	83.3%	$1,294.0	95.8%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended June 30, 2021, cost of revenue as a percentage of net revenue decreased from the three months ended June 30, 2020, primarily as a result of improvement of various factors that drove cost of revenue as a percentage of revenue up in the second quarter of 2021 (primarily related to the COVID-19 pandemic) such as volume declines and productivity headwinds from our manufacturing facilities running at lower than normal capacity. These favorable impacts on cost of revenue as a percentage of revenue were partially offset by (1) the impacts of the microchip shortage, (2) the turnaround of the positive impact in the second quarter of 2020 of temporary salary and furlough cost savings implemented in the second quarter of 2020 in response to the COVID-19 pandemic, and (3) the unfavorable effect of changes in foreign currency exchange rates.
For the six months ended June 30, 2021, cost of revenue as a percentage of net revenue decreased from the six months ended June 30, 2020, primarily as a result of (1) improvement of various factors that drove cost of revenue as a percentage of revenue up in the first half of 2020 (primarily related to the COVID-19 pandemic) such as volume declines and productivity headwinds from our manufacturing facilities running at lower than normal capacity and (2) the impact in the first half of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020. In addition, the first half of 2020 included a $29.2 million loss related to a judgment against us in intellectual property litigation with Wasica, which we settled in the third quarter of 2020. These favorable impacts on cost of revenue as a percentage of revenue were partially offset by (1) the impacts of the microchip shortage, (2) the turnaround of the positive impact in the first half of 2020 of temporary salary and furlough cost savings implemented in the second quarter of 2020 in response to the COVID-19 pandemic, and (3) the unfavorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three months ended June 30, 2021, research and development ("R&D") expense increased $12.7 million (41.9%) from the three months ended June 30, 2020, primarily as a result of (1) increased investments in our megatrend initiatives and (2) the unfavorable effect of changes in foreign currency exchange rates.
For the six months ended June 30, 2021, R&D expense increased $14.2 million (21.9%) from the six months ended June 30, 2020, primarily as a result of (1) increased investments in our megatrend initiatives and (2) the unfavorable effect of changes in foreign currency exchange rates.

Megatrend investments during the three and six months ended June 30, 2021 were $13.8 million and $26.2 million, respectively, an increase of $7.1 million and $13.0 million, respectively, from the three and six months ended June 30, 2020. We currently expect approximately $50 million to $55 million in megatrend-related spend in 2021 to design and develop differentiated sensor-rich and data insight solutions to enter new markets, develop new business models, and design new product categories in the fast-growing and transformational megatrend vectors of Electrification and Sensata Insights solutions.
Selling, general and administrative expense
For the three months ended June 30, 2021, selling, general and administrative ("SG&A") expense increased $22.1 million to $86.8 million (8.7% of revenue) from $64.7 million (11.2% of revenue) in the three months ended June 30, 2020. The increase in SG&A expense is primarily a result of (1) higher incentive compensation aligned to improved financial performance, (2) incremental SG&A expense related to acquired businesses, including related transaction costs, (3) increased selling expenses attributed to organic revenue growth, (4) the unfavorable impact of changes in foreign currency exchange rates, and (5) the turnaround impact of cost savings actions taken in the second quarter of 2020, including temporary salary reductions and furloughs, partially offset by (1) the impact on the second quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020 and (2) the 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees.
For the six months ended June 30, 2021, SG&A expense increased $22.0 million to $163.9 million (8.5% of revenue) from $142.0 million (10.5% of revenue) in the six months ended June 30, 2020. The increase in SG&A expense is primarily a result of (1) higher incentive compensation aligned to improved financial performance, (2) incremental SG&A expense related to acquired businesses, including related transaction costs, (3) the unfavorable impact of changes in foreign currency exchange rates, (4) increased selling expenses attributed to organic revenue growth, and (5) the turnaround impact of cost savings actions taken in the second quarter of 2020, including temporary salary reductions and furloughs, and savings from repositioning actions, partially offset by (1) the impact on the second quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020 and (2) the 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees.
Amortization of intangible assets
For the three and six months ended June 30, 2021, amortization expense increased 6.5% and 1.6%, respectively, from the three and six months ended June 30, 2020 primarily due to increased intangibles from recent acquisitions partially offset by the effect of the economic benefit amortization method.
Restructuring and other charges, net
For the three and six months ended June 30, 2021, restructuring and other charges, net decreased $33.2 million (86.8%) and $33.1 million (77.5%) from the three and six months ended June 30, 2020. In the three and six months ended June 30, 2021, we incurred $3.8 million and $5.7 million in charges, respectively, related to the Q2 2020 Global Restructure Program, declines of $20.3 million and $18.5 million, respectively, from the prior periods. Refer to Overview—Q2 2020 Global Restructure Program elsewhere in this MD&A for additional discussion on this program.
The remaining decrease in restructuring and other charges, net, relates to a $12.1 million charge recorded in the second quarter of 2020 resulting from a prejudgment interest-related award granted by the court on behalf of Wasica in intellectual property litigation. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on our restructuring and other charges, net.
Operating income/(loss)
In the three months ended June 30, 2021, operating income/(loss) increased $166.6 million to $164.8 million (16.6% of net revenue) compared to $(1.9) million ((0.3%) of net revenue) in the three months ended June 30, 2020. The increase was primarily due to higher volume, improved gross margins, and lower restructuring costs. These improvements were partially offset by increases in other operating costs and expenses, driven primarily by elevated costs related to the semiconductor chip shortage, higher incentive compensation aligned to improved financial performance, increased megatrend spending, and the turnaround effect of temporary salary reductions and furloughs taken in the second quarter 2020.
In the six months ended June 30, 2021, operating income increased $265.5 million to $322.2 million (16.7% of net revenue) compared to $56.7 million (4.2% of net revenue) in the six months ended June 30, 2020. The increase was primarily due to higher volume, improved gross margins, and lower restructuring costs. These improvements were partially offset by elevated costs related to the semiconductor chip shortage, higher incentive compensation aligned to improved financial performance, increased megatrend spending, and the turnaround effect of temporary salary reductions and furloughs taken in the second quarter 2020.

We expect that the microchip shortage will increase our operating costs in the third quarter of 2021, compared to the third quarter of 2020. If the impacts of this shortage are more severe than we expect, it could result in deterioration of our results, potentially for a longer period than currently anticipated.
Interest expense, net
For the three months ended June 30, 2021, interest expense, net increased $4.4 million (10.8%) from the three months ended June 30, 2020, primarily as a result of (1) interest expense on the 4.0% Senior Notes, which were issued on March 29, 2021 and April 8, 2021 and (2) interest expense on the 3.75% Senior Notes, which were issued on August 17, 2020, partially offset by the reduced interest expense related to our March 5, 2021 redemption of the 6.25% Senior Notes. For the six months ended June 30, 2021, interest expense, net increased $9.0 million (11.3%) from the six months ended June 30, 2020, primarily as a result of (1) interest expense on the 3.75% Senior Notes and (2) interest expense on the 4.0% Senior Notes, partially offset by the reduced interest impact of our redemption of the 6.25% Senior Notes. Refer to Overview—Debt Transactions elsewhere in this MD&A for additional information related to these transactions.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. In the three months ended June 30, 2021, other, net represented a net gain of $1.0 million, a decrease of $0.6 million compared to $1.6 million in the three months ended June 30, 2020. In the six months ended June 30, 2021, other, net represented a net loss of $38.4 million, an increase of $27.7 million compared to a net loss of $10.7 million in the six months ended June 30, 2020.
The increase in net loss for the six months ended June 30, 2021 was driven primarily by the loss of $30.1 million recorded in the first quarter of 2021 related to the redemption of the 6.25% Senior Notes. Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional information related to the redemption of the 6.25% Senior Notes. Refer to Note 6: Other, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more detailed information on amounts included in other, net.
Provision for/(benefit from) income taxes
For the three months ended June 30, 2021, provision for income taxes increased $6.2 million from the three months ended June 30, 2020, predominantly related to the overall increase in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
For the six months ended June 30, 2021, the provision for/(benefit from) income taxes increased $28.0 million from the six months ended June 30, 2020, predominantly related to the overall increase in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate, as well as the nonrecurrence of the benefit recorded in the first quarter of 2020 as a result of the enactment of the CARES Act, which was enacted by the U.S. federal government on March 27, 2020 in response to the global financial and health crisis caused by the COVID-19 pandemic. In connection with this legislation, federal limitations on interest deductions were reduced and we recorded a deferred tax benefit of $7.5 million in the six months ended June 30, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The provision for/(benefit from) income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, (c) changes in tax rates, and (d) changes in our assessment of the realizability of our deferred tax assets.
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
Adjusted operating income (or loss), adjusted operating margin, adjusted net income (or loss), and adjusted EPS
We define adjusted operating income (or loss) as operating income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described below. Adjusted operating margin is calculated by dividing adjusted operating income (or loss) by net revenue calculated in accordance with U.S. GAAP. We define adjusted net income (or loss) as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described in Non-GAAP Adjustments below. Adjusted EPS is calculated by dividing adjusted net income (or loss) by the number of diluted weighted-average ordinary shares outstanding in the period.
Management uses adjusted operating income (or loss), adjusted operating margin, adjusted net income (or loss), and adjusted EPS as measures of operating performance, for planning purposes (including the preparation of our annual operating budget), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies, in communications with our Board of Directors and investors concerning our financial performance, and as factors in determining compensation for certain employees. We believe investors and securities analysts also use these non-GAAP financial measures in their evaluation of our performance and the performance of other similar companies. These non-GAAP financial measures are not measures of liquidity.
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
Adjusted EBITDA
Adjusted EBITDA represents net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, net, provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, (3) deferred loss or gain on derivative instruments, and (4) step-up inventory amortization. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments.
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
Our definition of adjusted net income (or loss) excludes the deferred provision for (or benefit from) income taxes and other tax related items described above. As we treat deferred income taxes as an adjustment to compute adjusted net income (or loss), the deferred income tax effect associated with the reconciling items presented below would not change adjusted net income for any period presented.

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

	For the three months ended June 30, 2021				For the three months ended June 30, 2020
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating (Loss)/Income	Operating Margin	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$164.8	16.6%	$112.9	$0.71	$(1.9)	(0.3)%	$(42.5)	$(0.27)
Non-GAAP adjustments:
Restructuring related and other	5.7	0.6	6.9	0.04	40.8	7.1	33.6	0.21
Financing and other transaction costs	2.5	0.3	1.3	0.01	3.6	0.6	3.6	0.02
Step-up depreciation and amortization	33.7	3.4	33.7	0.21	31.9	5.5	31.9	0.20
Deferred loss/(gain) on derivative instruments	2.6	0.3	1.1	0.01	0.5	0.1	(4.9)	(0.03)
Amortization of debt issuance costs	—	—	1.7	0.01	—	—	1.6	0.01
Deferred taxes and other tax related	—	—	(6.2)	(0.04)	—	—	4.4	0.03
Total adjustments	44.6	4.5	38.4	0.24	76.9	13.3	70.2	0.45
Adjusted (non-GAAP)	$209.3	21.1%	$151.4	$0.95	$75.0	13.0%	$27.7	$0.18

	For the six months ended June 30, 2021				For the six months ended June 30, 2020
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$322.2	16.7%	$166.6	$1.05	$56.7	4.2%	$(34.1)	$(0.22)
Non-GAAP adjustments:
Restructuring related and other	10.3	0.5	14.2	0.09	84.6	6.3	71.8	0.45
Financing and other transaction costs	7.1	0.4	34.1	0.21	5.4	0.4	5.4	0.03
Step-up depreciation and amortization	63.4	3.3	63.4	0.40	64.2	4.8	64.2	0.41
Deferred gain on derivative instruments	4.4	0.2	3.3	0.02	0.8	0.1	1.0	0.01
Amortization of debt issuance costs	—	—	3.4	0.02	—	—	3.3	0.02
Deferred taxes and other tax related	—	—	3.9	0.02	—	—	(0.5)	0.00
Total adjustments	85.2	4.4	122.3	0.77	154.9	11.5	145.0	0.92
Adjusted (non-GAAP)	$407.4	21.1%	$289.0	$1.81	$211.7	15.7%	$110.9	$0.70
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the six months ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$267.9	$170.3
Additions to property, plant and equipment and capitalized software	(63.6)	(56.7)
Free cash flow	$204.4	$113.6

The following table provides a reconciliation of net income/(loss) in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended June 30		For the six months ended June 30
(in millions)	LTM	2021	2020	2021	2020
Net income/(loss)	$365.0	$112.9	$(42.5)	$166.6	$(34.1)
Interest expense, net	180.8	45.2	40.8	89.3	80.2
Provision for/(benefit from) income taxes	29.3	7.6	1.4	27.9	(0.1)
Depreciation expense	123.2	31.6	30.6	62.8	65.3
Amortization of intangible assets	130.6	34.9	32.7	66.9	65.8
EBITDA	829.1	232.3	63.1	413.6	177.1
Non-GAAP Adjustments
Restructuring related and other	22.2	7.0	42.7	14.4	85.3
Financing and other transaction costs	38.6	1.7	3.6	37.6	5.4
Deferred (gain)/loss on derivative instruments	(3.5)	1.4	(4.9)	4.4	1.0
Adjusted EBITDA	$886.4	$242.4	$104.5	$470.0	$268.7
The following table provides a reconciliation of total debt, finance lease, and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(in millions)	June 30, 2021	December 31, 2020
Current portion of long-term debt, finance lease and other financing obligations	$7.3	$757.2
Finance lease and other financing obligations, less current portion	27.2	27.9
Long-term debt, net	4,213.8	3,213.7
Total debt, finance lease, and other financing obligations	4,248.3	3,998.9
Less: discount	(6.1)	(9.6)
Less: deferred financing costs	(29.2)	(28.1)
Total gross indebtedness	4,283.7	4,036.6
Less: cash and cash equivalents	1,861.8	1,862.0
Net Debt	$2,421.9	$2,174.6

Adjusted EBITDA (LTM)	$886.4	$685.1
Net leverage ratio	2.7	3.2
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	June 30, 2021	December 31, 2020
United Kingdom	$26.4	$25.3
United States	33.2	17.2
The Netherlands	1,516.6	1,514.1
China	231.9	185.2
Other	53.7	120.2
Total	$1,861.8	$1,862.0
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

Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2021 and 2020. We have derived this summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2021	June 30, 2020
Net cash provided by/(used in):
Operating activities:
Net income/(loss) adjusted for non-cash items	$347.0	$160.7
Changes in operating assets and liabilities, net	(79.1)	9.6
Operating activities	267.9	170.3
Investing activities	(489.1)	(60.5)
Financing activities	221.0	359.1
Net change	$(0.2)	$468.8
Operating activities. Net cash provided by operating activities increased in the six months ended June 30, 2021 primarily due to higher net income adjusted for non-cash items, partially offset by the impact of changes in working capital. Changes in working capital in the six months ended June 30, 2021 were primarily driven by higher accounts receivable balances reflecting higher revenue in the second quarter of 2021 compared to the second quarter of 2020. In addition, during the six months ended June 30, 2021, we built raw material and work-in process inventory to address higher demand compared to the prior year. These changes were partially offset by increased accounts payable and accrued expenses, in part related to our increased cost of revenue and inventory.
Investing activities. Net cash used in investing activities increased in the six months ended June 30, 2021 primarily due to $422.0 million cash paid for the acquisitions of Lithium Balance and Xirgo. In fiscal year 2021, we anticipate capital expenditures of approximately $160.0 million to $170.0 million, which we expect to be funded from cash on hand.
Financing activities. In the six months ended June 30, 2021, net cash provided by financing activities decreased primarily due to the impact of debt financing transactions. In the six months ended June 30, 2021 we issued $1.0 billion of 4.0% Senior Notes compared to a drawdown of $400.0 million on the Revolving Credit Facility in the six months ended June 30, 2020. In addition, in the six months ended June 30, 2021, we redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% Senior Notes. Further, we did not repurchase any ordinary shares in the six months ended June 30, 2021, compared to ordinary share repurchases of $35.2 million in the first half of 2020. This decline is the result of our temporary suspension of share repurchases on April 2, 2020. Refer to Capital Resources—Share repurchase programs for additional discussion. We will resume the share repurchase program when market conditions are favorable to do so. This decline related to share repurchases was partially offset by a $23.4 million premium paid on the redemption of the 6.25% Senior Notes, and $9.6 million of costs paid in connection with the issuance of the 4.0% Senior Notes.
Indebtedness and Liquidity
As of June 30, 2021, we had $4.3 billion in gross indebtedness, which includes finance lease and other financing obligations and excluded debt discounts and deferred financing costs. In the first quarter of 2021, we redeemed our 6.25% Senior Notes and issued the 4.0% Senior Notes, reducing our cost of capital and extending the maturity profile of our debt. Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional discussion of these transactions.
Capital Resources
Senior Secured Credit Facilities
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of June 30, 2021, we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2021, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of June 30, 2021, availability under the Accordion was approximately $1.0 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 23, 2021, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2021.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our 2020 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of June 30, 2021, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of June 30, 2021. On April 2, 2020, we announced a temporary suspension of this share repurchase program, which will remain on hold until we determine that market conditions warrant continuation of the program.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2021	121,076	$58.57	—	$302.3
May 1 through May 31, 2021	8,030	$58.50	—	$302.3
June 1 through June 30, 2021	2,817	$59.03	—	$302.3
Quarter total	131,923	$58.58	—	$302.3
__________________________
(1)     The number of ordinary shares presented were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan.
Item 3.Defaults Upon Senior Securities.
None.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1	Sensata Technologies Holding plc 2021 Equity Incentive Plan. †*

10.2	Form of Award Agreement for Restricted Stock Units for Directors under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. †*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2021

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)