Form 10-Q
period 2021-09-30
Sensata Technologies Holding plc
filed 2021-10-26
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2021, 158,472,871 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,958,144	$1,861,980
Accounts receivable, net of allowances of $20,709 and $19,033 as of September 30, 2021 and December 31, 2020, respectively	662,751	576,647
Inventories	551,628	451,005
Prepaid expenses and other current assets	130,141	90,340
Total current assets	3,302,664	2,979,972
Property, plant and equipment, net	805,202	803,825
Goodwill	3,301,947	3,111,349
Other intangible assets, net of accumulated amortization of $2,245,877 and $2,145,634 as of September 30, 2021 and December 31, 2020, respectively	859,367	691,549
Deferred income tax assets	78,597	84,785
Other assets	156,981	172,722
Total assets	$8,504,758	$7,844,202
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$6,632	$757,205
Accounts payable	427,271	393,907
Income taxes payable	32,830	19,215
Accrued expenses and other current liabilities	363,087	324,830
Total current liabilities	829,820	1,495,157
Deferred income tax liabilities	306,703	259,857
Pension and other post-retirement benefit obligations	43,621	48,002
Finance lease and other financing obligations, less current portion	27,000	27,931
Long-term debt, net	4,214,388	3,213,747
Other long-term liabilities	73,603	94,022
Total liabilities	5,495,135	5,138,716
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 174,079 and 173,266 shares issued as of September 30, 2021 and December 31, 2020, respectively	2,230	2,220
Treasury shares, at cost, 15,631 shares as of September 30, 2021 and December 31, 2020	(784,596)	(784,596)
Additional paid-in capital	1,798,549	1,759,668
Retained earnings	2,020,346	1,777,729
Accumulated other comprehensive loss	(26,906)	(49,535)
Total shareholders' equity	3,009,623	2,705,486
Total liabilities and shareholders' equity	$8,504,758	$7,844,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue	$951,021	$788,313	$2,886,209	$2,139,087
Operating costs and expenses:
Cost of revenue	628,922	530,255	1,922,556	1,509,104
Research and development	40,060	33,423	118,929	98,115
Selling, general and administrative	85,784	75,747	249,728	217,698
Amortization of intangible assets	34,571	32,562	101,492	98,397
Restructuring and other charges, net	345	(10,519)	9,956	32,197
Total operating costs and expenses	789,682	661,468	2,402,661	1,955,511
Operating income	161,339	126,845	483,548	183,576
Interest expense, net	(45,137)	(44,129)	(134,393)	(124,340)
Other, net	(9,403)	9,194	(47,788)	(1,511)
Income before taxes	106,799	91,910	301,367	57,725
Provision for income taxes	21,840	15,181	49,759	15,106
Net income	$84,959	$76,729	$251,608	$42,619
Basic net income per share	$0.54	$0.49	$1.59	$0.27
Diluted net income per share	$0.53	$0.49	$1.58	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$84,959	$76,729	$251,608	$42,619
Other comprehensive income/(loss):
Cash flow hedges	2,975	(2,197)	18,651	(26,698)
Defined benefit and retiree healthcare plans	594	1,015	3,978	6,029
Other comprehensive income/(loss)	3,569	(1,182)	22,629	(20,669)
Comprehensive income	$88,528	$75,547	$274,237	$21,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$251,608	$42,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,361	94,216
Amortization of debt issuance costs	5,142	5,026
Share-based compensation	18,871	14,212
Loss on debt financing	30,066	—
Amortization of intangible assets	101,492	98,397
Deferred income taxes	(2,070)	(11,600)
Unrealized loss on derivative instruments and other	17,359	5,876
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(66,340)	(5,205)
Inventories	(93,651)	71,207
Prepaid expenses and other current assets	(18,390)	15,689
Accounts payable and accrued expenses	44,879	(10,939)
Income taxes payable	13,615	(23,806)
Other	(3,716)	(2,354)
Net cash provided by operating activities	393,226	293,338
Cash flows from investing activities:
Acquisitions, net of cash received	(414,959)	(64,452)
Additions to property, plant and equipment and capitalized software	(100,410)	(79,939)
Investment in debt and equity securities	(4,655)	(24,794)
Other	3,919	10,717
Net cash used in investing activities	(516,105)	(158,468)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	20,016	2,237
Payment of employee restricted stock tax withholdings	(8,987)	(2,335)
Proceeds from borrowings on debt	1,001,875	1,150,000
Payments on debt	(760,768)	(406,568)
Payments to repurchase ordinary shares	—	(35,175)
Payments of debt financing costs	(33,093)	(6,957)
Net cash provided by financing activities	219,043	701,202
Net change in cash and cash equivalents	96,164	836,072
Cash and cash equivalents, beginning of period	1,861,980	774,119
Cash and cash equivalents, end of period	$1,958,144	$1,610,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2021	174,005	$2,229	(15,631)	$(784,596)	$1,789,863	$1,936,427	$(30,475)	$2,913,448
Surrender of shares for tax withholding	—	—	(18)	(1,039)	—	—	—	(1,039)
Stock options exercised	34	—	—	—	1,290	—	—	1,290
Vesting of restricted securities	58	1	—	—	—	(1)	—	—
Retirement of ordinary shares	(18)	—	18	1,039	—	(1,039)	—	—
Share-based compensation	—	—	—	—	7,396	—	—	7,396
Net income	—	—	—	—	—	84,959	—	84,959
Other comprehensive income	—	—	—	—	—	—	3,569	3,569
Balance as of September 30, 2021	174,079	$2,230	(15,631)	$(784,596)	$1,798,549	$2,020,346	$(26,906)	$3,009,623

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(154)	(8,987)	—	—	—	(8,987)
Stock options exercised	501	6	—	—	20,010	—	—	20,016
Vesting of restricted securities	466	6	—	—	—	(6)	—	—
Retirement of ordinary shares	(154)	(2)	154	8,987	—	(8,985)	—	—
Share-based compensation	—	—	—	—	18,871	—	—	18,871
Net income	—	—	—	—	—	251,608	—	251,608
Other comprehensive income	—	—	—	—	—	—	22,629	22,629
Balance as of September 30, 2021	174,079	$2,230	(15,631)	$(784,596)	$1,798,549	$2,020,346	$(26,906)	$3,009,623

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2020	172,844	$2,215	(15,631)	$(784,596)	$1,735,826	$1,579,931	$(39,971)	$2,493,405
Surrender of shares for tax withholding	—	—	—	(21)	—	—	—	(21)
Stock options exercised	29	1	—	—	1,090	—	—	1,091
Vesting of restricted securities	2	—	—	—	—	—	—	—
Retirement of ordinary shares	—	—	—	21	—	(21)	—	—
Share-based compensation	—	—	—	—	4,622	—	—	4,622
Net income	—	—	—	—	—	76,729	—	76,729
Other comprehensive loss	—	—	—	—	—	—	(1,182)	(1,182)
Balance as of September 30, 2020	172,875	$2,216	(15,631)	$(784,596)	$1,741,538	$1,656,639	$(41,153)	$2,574,644

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	(83)	(2,335)	—	—	—	(2,335)
Stock options exercised	84	2	—	—	2,235	—	—	2,237
Vesting of restricted securities	313	3	—	—	—	(3)	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	(83)	(1)	83	2,335	—	(2,334)	—	—
Share-based compensation	—	—	—	—	14,212	—	—	14,212
Net income	—	—	—	—	—	42,619	—	42,619
Other comprehensive loss	—	—	—	—	—	—	(20,669)	(20,669)
Balance as of September 30, 2020	172,875	$2,216	(15,631)	$(784,596)	$1,741,538	$1,656,639	$(41,153)	$2,574,644
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
3. Revenue Recognition
The following tables presents net revenue disaggregated by segment and end market for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$488,041	$9,451	$497,492	$456,200	$7,801	$464,001
HVOR (1)	218,425	—	218,425	124,736	—	124,736
Industrial	—	106,809	106,809	—	87,174	87,174
Appliance and HVAC (2)	—	62,793	62,793	—	47,618	47,618
Aerospace	—	34,377	34,377	—	31,740	31,740
Other	—	31,125	31,125	—	33,044	33,044
Total	$706,466	$244,555	$951,021	$580,936	$207,377	$788,313
________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,543,121	$33,003	$1,576,124	$1,180,402	$23,316	$1,203,718
HVOR	619,709	—	619,709	354,430	—	354,430
Industrial	—	302,758	302,758	—	247,037	247,037
Appliance and HVAC	—	185,896	185,896	—	136,703	136,703
Aerospace	—	99,847	99,847	—	101,057	101,057
Other	—	101,875	101,875	—	96,142	96,142
Total	$2,162,830	$723,379	$2,886,209	$1,534,832	$604,255	$2,139,087

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock options	$307	$179	$1,072	$2,721
Restricted securities	7,089	4,443	17,799	11,491
Share-based compensation expense	$7,396	$4,622	$18,871	$14,212
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
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the 2021 Equity Plan and 2010 Equity Plan during the nine months ended September 30, 2021:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded that May Vest	Weighted Average Grant Date Fair Value
Directors	RSU (1)(5)	27	N/A	$58.63
Various executives and employees	RSU (2)(4)	373	N/A	$58.37
Various executives and employees	PRSU (3)(4)	236	0.0% - 200.0%	$58.20
________________________
(1)    These RSUs cliff vest one year from the grant date (May 2022).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between February 2024 and August 2024.
(3)    These PRSUs vest on various dates between April 2024 and May 2024. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.
(4)    Primarily granted under the 2010 Equity Plan.
(5)    Primarily granted under the 2021 Equity Plan.
5. Restructuring and Other Charges, Net
On June 30, 2020, in response to the potential long-term impact of the global financial and health crisis caused by the coronavirus ("COVID-19") pandemic on our business, we committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”), consisting of voluntary and involuntary reductions-in-force and certain site closures. The Q2 2020 Global Restructure Program was commenced in order to align our cost structure to the then anticipated future demand outlook, and as of September 30, 2021, we have completed all actions contemplated thereunder, with approximately 840 positions impacted. Since inception of the Q2 2020 Global Restructure Program, we have recognized cumulative costs of $33.2 million, of which $28.4 million related to severance charges and $4.8 million related to facility and exit costs. As of September 30, 2021, we have a liability of approximately $7.5 million related to actions taken under this plan. We expect to settle these remaining liabilities with cash on hand.

Restructuring actions taken under the Q2 2020 Global Restructure Program impacted our business segments and corporate functions as follows:

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
Charges recognized in the three and nine months ended September 30, 2021 and 2020 resulting from the Q2 2020 Global Restructure Program are presented by impacted segment below. However, as discussed in Note 17: Segment Reporting, restructuring and other charges, net are excluded from segment operating income.

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Performance Sensing	$1,106	$—	$1,909	$7,609
Sensing Solutions	1,992	—	5,132	7,181
Corporate and other	—	—	1,711	9,330
Restructuring and other charges	$3,098	$—	$8,752	$24,120
Approximately $1.3 million and $3.0 million of these charges in the three and nine months ended September 30, 2021, respectively, relate to site closures in Sensing Solutions. Approximately $0.9 million and $1.2 million of these charges in the three and nine months ended September 30, 2021, respectively, relate to site closures in Performance Sensing. None of the charges recognized in 2020 relate to site closures.
The following table presents the components of restructuring and other charges, net for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Q2 2020 Global Restructure Program charges	$3,098	$—	$8,752	$24,120
Other restructuring charges
Severance costs, net (1)	133	206	726	4,103
Facility and other exit costs	541	423	1,832	423
Other (2)	(3,427)	(11,148)	(1,354)	3,551
Restructuring and other charges, net	$345	$(10,519)	$9,956	$32,197
___________________________________
(1)    Severance costs, net (excluding those related to the Q2 2020 Global Restructure Program) for the nine months ended September 30, 2020 were related to termination benefits arising from the shutdown and relocation of an operating site in Northern Ireland.
(2)    In the three months ended September 30, 2020, we settled a patent infringement case brought by Wasica Finance GmbH ("Wasica") against Schrader, and released $11.7 million of the related liability, which is presented in restructuring and other charges, net. For the nine months ended September 30, 2020, this release largely offset a charge of $12.1 million resulting from a prejudgment interest-related award granted by the court on behalf of Wasica in intellectual property litigation in the second quarter of 2020.

The following table presents a rollforward of the severance portion of our restructuring obligations for the nine months ended September 30, 2021.

	Q2 2020 Global Restructure Program	Other	Total
Balance at December 31, 2020	$10,842	$4,037	$14,879
Charges, net of reversals	4,579	726	5,305
Payments	(7,736)	(3,239)	(10,975)
Foreign currency remeasurement	(171)	(10)	(181)
Balance at September 30, 2021	$7,514	$1,514	$9,028
The severance liability as of September 30, 2021 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Currency remeasurement (loss)/gain on net monetary assets	$(324)	$5,422	$187	$5,878
Loss on foreign currency forward contracts	(2,414)	(1,060)	(4,791)	(4,424)
(Loss)/gain on commodity forward contracts	(6,495)	6,138	(6,462)	5,990
Loss on debt refinancing	—	—	(30,066)	—
Net periodic benefit cost, excluding service cost	(1,053)	(1,506)	(5,731)	(8,403)
Other	883	200	(925)	(552)
Other, net	$(9,403)	$9,194	$(47,788)	$(1,511)
7. Income Taxes
The following table presents the provision for income taxes for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Provision for income taxes	$21,840	$15,181	$49,759	$15,106
The increase in total tax for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to the increase in income before taxes. The increase in total tax for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was predominantly due to the increase in income before taxes as impacted by the mix of profits in the various jurisdictions in which we operate as well as the nonrecurrence of the benefit recognized in the first quarter of 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
In response to the global financial and health crisis caused by COVID-19, the U.S. federal government enacted the CARES Act on March 27, 2020. Federal limitations on interest deductions were reduced in connection with this legislation, and we recognized a deferred tax benefit of $7.5 million in the three months ended March 31, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, (c) changes in tax rates, and (d) changes in our assessment of the realizability of our deferred tax assets.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2021 and 2020 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic weighted-average ordinary shares outstanding	158,394	157,220	158,122	157,335
Dilutive effect of stock options	603	233	660	211
Dilutive effect of unvested restricted securities	482	526	569	444
Diluted weighted-average ordinary shares outstanding	159,479	157,979	159,351	157,990
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti–dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Anti-dilutive shares excluded	9	1,680	8	1,868
Contingently issuable shares excluded	1,072	1,183	1,037	1,010
9. Inventories
The following table presents the components of inventories as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Finished goods	$185,044	$170,488
Work-in-process	102,671	87,006
Raw materials	263,913	193,511
Inventories	$551,628	$451,005
10. Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2021 and 2020 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2	$2	$725	$777	$727	$779
Interest cost	167	206	21	37	405	294	593	537
Expected return on plan assets	(226)	(292)	—	—	(177)	(177)	(403)	(469)
Amortization of net loss	243	311	—	(1)	461	257	704	567
Amortization of prior service (credit)/cost	—	—	(159)	(196)	3	2	(156)	(194)
Loss on settlement	315	31	—	—	—	785	315	816
Loss on curtailment	—	—	—	249	—	—	—	249
Net periodic benefit cost/(credit)	$499	$256	$(136)	$91	$1,417	$1,938	$1,780	$2,285

The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2021 and 2020 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$6	$7	$3,028	$2,485	$3,034	$2,492
Interest cost	407	679	63	110	1,210	1,005	1,680	1,794
Expected return on plan assets	(678)	(1,018)	—	—	(534)	(523)	(1,212)	(1,541)
Amortization of net loss	1,045	906	—	18	1,382	852	2,427	1,776
Amortization of prior service (credit)/cost	—	—	(477)	(589)	19	7	(458)	(582)
Loss on settlement	3,294	4,363	—	—	—	2,344	3,294	6,707
Loss on curtailment	—	—	—	249	—	—	—	249
Net periodic benefit cost/(credit)	$4,068	$4,930	$(408)	$(205)	$5,105	$6,170	$8,765	$10,895
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6: Other, Net.
11. Debt
Our long-term debt, finance lease, and other financing obligations as of September 30, 2021 and December 31, 2020 consisted of the following:

	Maturity Date	September 30, 2021	December 31, 2020
Term Loan	September 20, 2026	$452,623	$456,096
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes	February 15, 2026	—	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	—
Less: discount, net of premium		(5,652)	(9,605)
Less: deferred financing costs		(27,953)	(28,114)
Less: current portion		(4,630)	(754,630)
Long-term debt, net		$4,214,388	$3,213,747

Finance lease and other financing obligations		$29,002	$30,506
Less: current portion		(2,002)	(2,575)
Finance lease and other financing obligations, less current portion		$27,000	$27,931
Revolving Credit Facility
As of September 30, 2021, we had $416.1 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2021, no amounts had been drawn against these outstanding letters of credit.
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
In the nine months ended September 30, 2021, in connection with the redemption of the 6.25% Senior Notes, we recognized a loss of $30.1 million, which included $23.4 million in premiums paid, with the remaining loss representing write-off of debt discounts and deferred financing costs. In addition, in connection with the issuance of the 4.0% Senior Notes, we recognized $9.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets and $1.7 million of issuance premiums, which are presented as an addition to long-term debt on our condensed consolidated balance sheets.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, accrued interest totaled $64.7 million and $53.6 million, respectively.
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
13. Shareholders' Equity
Ordinary and Treasury Shares
Our authorized share capital consists of 177,069 ordinary shares with a nominal value of €0.01 per share. From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of September 30, 2021. On April 2, 2020, we announced a temporary suspension of this share repurchase program. We intend to resume our share repurchase program in the fourth quarter.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the nine months ended September 30, 2021 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(6,733)	$(42,802)	$(49,535)
Other comprehensive income before reclassifications, net of tax	16,032	—	16,032
Reclassifications from accumulated other comprehensive loss, net of tax	2,619	3,978	6,597
Other comprehensive income	18,651	3,978	22,629
Balance at September 30, 2021	$11,918	$(38,824)	$(26,906)

The amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2021	2020	2021	2020
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$1,976	$(625)	$9,816	$(13,640)	Net revenue (1)
Foreign currency forward contracts	(3,557)	3,371	(6,324)	1,796	Cost of revenue (1)
Total, before taxes	(1,581)	2,746	3,492	(11,844)	Income before taxes
Income tax effect	395	(687)	(873)	2,961	Provision for income taxes
Total, net of taxes	$(1,186)	$2,059	$2,619	$(8,883)	Net income

Defined benefit and retiree healthcare plans	$863	$1,438	$5,263	$8,150	Other, net (2)
Income tax effect	(269)	(423)	(1,285)	(2,121)	Provision for income taxes
Total, net of taxes	$594	$1,015	$3,978	$6,029	Net income
__________________________
(1)    Refer to Note 15: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 10: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost/(credit).
14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2021	December 31, 2020
Assets
Foreign currency forward contracts	$19,070	$16,163
Commodity forward contracts	2,625	8,902
Total	$21,695	$25,065
Liabilities
Foreign currency forward contracts	$5,014	$24,660
Commodity forward contracts	6,983	310
Total	$11,997	$24,970
Refer to Note 15: Derivative Instruments and Hedging Activities for additional information related to our forward contracts.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2020 and determined that they were not impaired. During the nine months ended September 30, 2021, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
In the third quarter of 2021, we reorganized our Sensing Solutions operating segment, moving the portion of our electrical protection product category that includes high voltage contactors, inverters, and battery management systems from the industrial business unit to a new business unit, Clean Energy Solutions. We have concluded that this reorganization has not impacted our reportable or operating segment evaluations. Clean Energy Solutions will focus on electric vehicle infrastructure, energy storage, smart grid, and renewable energy applications. The reorganization was effective beginning July 1, 2021. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and determined that they were not impaired.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$452,623	$452,057	$456,096	$454,955
4.875% Senior Notes	$500,000	$532,500	$500,000	$538,750
5.625% Senior Notes	$400,000	$444,000	$400,000	$448,000
5.0% Senior Notes	$700,000	$771,750	$700,000	$777,000
6.25% Senior Notes	$—	$—	$750,000	$778,125
4.375% Senior Notes	$450,000	$483,750	$450,000	$487,125
3.75% Senior Notes	$750,000	$750,000	$750,000	$776,250
4.0% Senior Notes	$1,000,000	$1,012,500	$—	$—
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

	September 30, 2021	December 31, 2020
Quanergy	$50,000	$50,000
Other	15,000	15,000
Total	$65,000	$65,000
On June 22, 2021, Quanergy Systems, Inc. ("Quanergy") announced that it had entered into a definitive business combination agreement with CITIC Capital Acquisition Corp (NYSE: CCAC). Upon closing of the business combination, which is expected to be in the fourth quarter of 2021, subject to customary closing conditions and the effectiveness of a Registration Statement on Form S-4, the combined company is expected to be listed on the New York Stock Exchange ("NYSE") under the ticker symbol QNGY. We have assessed our investment in Quanergy based on the proposed terms of the business combination agreement and concluded that there were no indicators of impairment as of September 30, 2021. Subsequent to closing, we will mark our investment to market each reporting period.
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and nine months ended September 30, 2021 and 2020, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of September 30, 2021, we estimated that $14.0 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2022.

As of September 30, 2021, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
13.0 EUR	September 28, 2021	October 29, 2021	Euro ("EUR") to USD	1.17 USD	Not designated
383.8 EUR	Various from November 19, 2019 to September 23, 2021	Various from October 29, 2021 to September 29, 2023	EUR to USD	1.19 USD	Cash flow hedge
881.0 CNY	September 27, 2021	October 29, 2021	USD to Chinese Renminbi ("CNY")	6.49 CNY	Not designated
260.4 CNY	Various from November 5, 2020 to January 5, 2021	Various from 10/19/21 to December 31, 2021	USD to CNY	6.68 CNY	Cash flow hedge
518.0 JPY	September 28, 2021	October 29, 2021	USD to Japanese Yen ("JPY")	111.59 JPY	Not designated
21,416.7 KRW	Various from November 19, 2019 to September 23, 2021	Various from October 29, 2021 to August 31, 2023	USD to Korean Won ("KRW")	1,149.75 KRW	Cash flow hedge
26.0 MYR	September 27, 2021	October 29, 2021	USD to Malaysian Ringgit ("MYR")	4.19 MYR	Not designated
408.0 MXN	September 28, 2021	October 29, 2021	USD to Mexican Peso ("MXN")	20.39 MXN	Not designated
3,290.0 MXN	Various from November 19, 2019 to September 23, 2019	Various from October 29, 2021 to September 29, 2023	USD to MXN	22.28 MXN	Cash flow hedge
3.2 GBP	September 28, 2021	October 29, 2021	British Pound Sterling ("GBP") to USD	1.35 USD	Not Designated
52.4 GBP	Various from November 19, 2019 to September 23, 2021	Various from October 29, 2021 to September 29, 2023	GBP to USD	1.34 USD	Cash flow hedge
_________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of September 30, 2021, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,144,155 troy oz.	October 2021 - September 2023	$24.68
Gold	10,247 troy oz.	October 2021 - September 2023	$1,822.43
Nickel	247,207 pounds	October 2021 - September 2023	$7.91
Aluminum	3,482,343 pounds	October 2021 - September 2023	$1.06
Copper	4,355,707 pounds	October 2021 - September 2023	$4.01
Platinum	12,880 troy oz.	October 2021 - September 2023	$1,032.88
Palladium	1,678 troy oz.	October 2021 - September 2023	$2,434.27

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$15,613	$11,281	Accrued expenses and other current liabilities	$3,756	$18,834
Foreign currency forward contracts	Other assets	3,424	4,728	Other long-term liabilities	880	5,182
Total		$19,037	$16,009		$4,636	$24,016
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$2,441	$7,598	Accrued expenses and other current liabilities	$4,712	$149
Commodity forward contracts	Other assets	184	1,304	Other long-term liabilities	2,271	161
Foreign currency forward contracts	Prepaid expenses and other current assets	33	154	Accrued expenses and other current liabilities	378	644
Total		$2,658	$9,056		$7,361	$954
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2021 and 2020:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2021	2020		2021	2020
Foreign currency forward contracts	$9,379	$(12,666)	Net revenue	$(1,976)	$625
Foreign currency forward contracts	$(3,832)	$7,021	Cost of revenue	$3,557	$(3,371)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2021	2020
Commodity forward contracts	$(6,495)	$6,138	Other, net
Foreign currency forward contracts	$(2,414)	$(1,060)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2021 and 2020:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2021	2020		2021	2020
Foreign currency forward contracts	$21,825	$(6,076)	Net revenue	$(9,816)	$13,640
Foreign currency forward contracts	$(449)	$(17,342)	Cost of revenue	$6,324	$(1,796)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2021	2020
Commodity forward contracts	$(6,462)	$5,990	Other, net
Foreign currency forward contracts	$(4,791)	$(4,424)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2021, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $12.1 million. As of September 30, 2021, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions
Xirgo Technologies, LLC
On February 11, 2021, we entered into a securities purchase agreement (the "Xirgo SPA") to acquire all of the outstanding equity interests of Xirgo Technologies, LLC ("Xirgo"), a leading provider of telematics and data insight, headquartered in Camarillo, California. The transaction contemplated by the Xirgo SPA closed on April 1, 2021 for an aggregate cash purchase price of $401.7 million, subject to certain post-closing items. The purchase price is net of $7.0 million related to employee retention, reflected in operating cash flows. The product offerings and technology of Xirgo will augment our existing portfolio in advancing our Insights megatrend initiative. We are integrating Xirgo into our Performance Sensing reportable segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$11,536
Property, plant and equipment	1,427
Goodwill	177,268
Other intangible assets	249,612
Other assets	508
Deferred income tax liabilities	(45,506)
Other long-term liabilities	(292)
Fair value of net assets acquired, excluding cash and cash equivalents	394,553
Cash and cash equivalents	7,117
Fair value of net assets acquired	$401,670
The allocation of purchase price of Xirgo is preliminary, and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition was approximately $177.3 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The amount of goodwill recognized that is expected to be deductible for tax purposes is not material.

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
Spear Power Systems
On August 23, 2021, we entered into a securities purchase agreement ("SPA") to acquire all of the outstanding equity interests of Spear Power Systems ("Spear") for $100 million plus $30 million of contingent consideration. Spear is headquartered in Grandview, Missouri, and is a leader in electrification solutions, developing next generation scalable lithium-ion battery storage systems for demanding land, sea, and air applications. The transaction contemplated by this SPA is subject to clearance under the Hart-Scott-Rodino Act and other customary closing conditions, and is expected to be completed in the fourth quarter of 2021. The acquisition of Spear advances Sensata’s electrification portfolio and strategy into new clean energy markets. Spear expands on Sensata’s acquisition of Lithium Balance in battery management systems and provides energy storage solutions for original equipment manufacturers ("OEMs") and system integrators in fast-growing end markets that offer significant growth opportunities. Spear will be integrated into our Sensing Solutions Segment.
SmartWitness Holdings, Inc.
On October 4, 2021, we entered into an SPA to acquire all of the outstanding equity interests of SmartWitness Holdings, Inc. ("SmartWitness") for $191.4 million. SmartWitness is headquartered in Schaumburg, Illinois and expands the capabilities of Sensata Insights into high growth video telematics applications, providing access to applications that will drive adoption of traditional and video telematics solutions. SmartWitness will be integrated into the Performance Sensing reportable segment.
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
Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas, such as finance, information technology, legal, and human resources.
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

The following table presents net revenue and segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue:
Performance Sensing	$706,466	$580,936	$2,162,830	$1,534,832
Sensing Solutions	244,555	207,377	723,379	604,255
Total net revenue	$951,021	$788,313	$2,886,209	$2,139,087
Segment operating income (as defined above):
Performance Sensing	$193,742	$151,626	$591,650	$347,428
Sensing Solutions	75,262	58,229	218,705	170,545
Total segment operating income	269,004	209,855	810,355	517,973
Corporate and other	(72,749)	(60,967)	(215,359)	(203,803)
Amortization of intangible assets	(34,571)	(32,562)	(101,492)	(98,397)
Restructuring and other charges, net	(345)	10,519	(9,956)	(32,197)
Operating income	161,339	126,845	483,548	183,576
Interest expense, net	(45,137)	(44,129)	(134,393)	(124,340)
Other, net	(9,403)	9,194	(47,788)	(1,511)
Income before taxes	$106,799	$91,910	$301,367	$57,725
18. Subsequent Events
On October 4, 2021, we entered into the SmartWitness SPA to acquire all of the outstanding equity interests of SmartWitness for $191.4 million. Refer to Note 16: Acquisitions for additional information.

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
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report, filed with the SEC on February 12, 2021, and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the following discussions have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
During the third quarter of 2021, we experienced continued positive momentum from the business and economic growth that began in the second half of 2020 and continued through the first half of 2021. Sensata responded well to the rapid changes in many of our end markets, demonstrating the strength, resiliency, and reliability of our business and organizational model, enabling us to capitalize on the recovery in end-market demand and deliver on customers’ orders. However, as we continue to see elevated costs related to the worldwide supply chain shortages and logistics costs, we are working to diminish those effects, including commercial actions with our customers.
Sensata has benefited from its resilient, flexible, and focused organization, which continues to successfully navigate the ever-changing supply chain landscape and deliver on our customers’ needs. We will continue to focus on delivering industry-leading margins for our shareholders, while also increasing investments in our growth opportunities and our people. Additionally, we believe that the overall business environment provides opportunities to further strengthen our portfolio through strategically important, value-creating acquisitions and/or joint ventures. We are also pursuing new technology collaborations and partnerships with third parties to expand our capabilities and accelerate our megatrend-driven growth potential.
2021 interim results
Improved market results, combined with our response to increased demand, drove net revenue growth of 20.6% and 34.9% in the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. In the three months ended September 30, 2021, Performance Sensing net revenue increased 21.6% and Sensing Solutions net revenue increased 17.9% from the three months ended September 30, 2020. In the nine months ended September 30, 2021, Performance Sensing net revenue increased 40.9% and Sensing Solutions net revenue increased 19.7% from the nine months ended September 30, 2020.
We continue to produce strong market outgrowth, above our target ranges. For the three and nine months ended September 30, 2021, we delivered 1,190 basis points and 1,040 basis points, respectively, of market outgrowth. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications. It is only loosely correlated to normal unit demand fluctuations in the markets we serve.
Our automotive and HVOR businesses delivered market outgrowth of 1,150 basis points and 2,400 basis points, respectively, in the three months ended September 30, 2021 and market outgrowth of 1,020 basis points and 2,030 basis points, respectively, in the nine months ended September 30, 2021. Refer to Results of Operations—Net Revenue included elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional discussion.

We continue to see elevated costs related to the worldwide supply chain shortages and logistics costs, and we are working to diminish those effects, including commercial actions with our customers. Despite these elevated costs, in the three months ended September 30, 2021, operating income increased $34.5 million to $161.3 million, compared to $126.8 million in the three months ended September 30, 2020. In the nine months ended September 30, 2021, operating income increased $300.0 million to $483.5 million, compared to $183.6 million in the nine months ended September 30, 2020. These improved results were due in large part to higher revenues, partially offset by increased costs related to industry-wide supply chain shortages, higher spend to support megatrend growth initiatives and higher incentive compensation aligned to improved financial performance. Refer to Results of Operations—Operating costs and expenses included elsewhere in this MD&A for additional discussion of our improved operating costs and expenses.
In the three months ended September 30, 2021, net income increased $8.2 million to $85.0 million, compared to $76.7 million in the three months ended September 30, 2020. In the nine months ended September 30, 2021, net income increased $209.0 million to $251.6 million, compared to $42.6 million in the nine months ended September 30, 2020. These increases were primarily a result of improved operating results, partially offset by (1) higher taxes, (2) losses from our commodity forward contracts, and (3) foreign currency remeasurement on net monetary assets, each as discussed elsewhere in our Results of Operations. For the nine months ended September 30, 2021 net income also reflected the loss on redemption of the 6.25% Senior Notes as discussed at Results of Operations—Other, net.
Forward-looking information
For the fourth quarter of 2021, we expect automotive production to be down approximately 28% compared to the prior year, given ongoing production slowdowns caused by global supply chain shortages. We do not see production constraints from the global supply chain shortages lifting in the near term.
Our revenue outgrowth to market will be increasingly driven by enhanced positioning in our megatrend areas of Electrification (across our markets) and Insights. We continue to invest in these growth initiatives both organically and inorganically, with Xirgo, and now the pending acquisitions of Spear and SmartWitness, expanding not only our capabilities, but also our access to end markets and product portfolios in these pivotal areas. We expect continued significant growth in these megatrend areas over the coming years, driven by electrification trends, the infrastructure requirements to support electrification, and the proliferation of Internet of Things on stationary and mobile equipment.
Since 2018, we have delivered average market outgrowth of 570 basis points as a company, including 1,050 basis points in our HVOR business and 650 basis points in our automotive business. Our revenue by end market should grow consistent with each market’s production growth plus our targeted outgrowth of approximately 400 to 500 basis points across the entire company. In addition, we intend to continue to make acquisitions to further expand our market position in our megatrend areas and we aim to have this activity add a material amount to revenue growth each year.
One headwind affecting our outlook is the expected impact from the global supply chain shortages and logistics costs, due in part to large-scale shutdowns early in 2020 caused by the COVID-19 pandemic. These shortages have resulted in paused production on certain vehicles and increased procurement costs. These shortages have impacted our margins in the first nine months of 2021, and we believe that impacts from the supply chain shortages will continue throughout next year.
Electrification
Our automotive addressable market is large today and growing, with expectations that it will continue to grow over the next 10 years. Applications in internal combustion vehicles make up most of our current automotive addressable market. While the Electrification applications that we serve represent a smaller market today, these applications are expected to grow very rapidly until they become an even larger opportunity for us than internal combustion engines by 2030.
Our content in electric vehicles represents, on average, a 20% uplift in content value as compared to internal combustion vehicles of a similar class. This content uplift is derived from the broad array of our sensors and other components that we design into battery electric vehicles. Our design win activity within Electrification has been growing rapidly; including an 80% increase in Electrification wins last year. In addition, approximately 50% of our automotive design wins for the nine months ended September 30, 2021 are with electric vehicles. Looking forward, based on the business wins we’re gaining and the products we are developing, we estimate that our battery-electric content per vehicle is on a path to double that of an internal combustion engine vehicle within five years.
We provide many of our innovative and differentiated components such as braking, tire, and environmental control from traditional vehicles for use in electrical vehicle applications. Specific to electric vehicles, we also provide and are developing several components that enable safe and efficient operation of electrified platforms such as high voltage electrical protection, advanced temperature sensing, highly sensitive electric motor position, and next-generation current sensing.

In addition, we achieved a meaningful milestone in our Electrification megatrend initiative when we agreed to a joint venture with Churod Electronics ("Churod") on April 8, 2021, which will contribute access to its ceramic, high-levitation contactor intellectual property. This joint venture extends our electrical protection capabilities to mass-market electric vehicles and other electrified equipment worldwide and expands our contactor capabilities in the automotive market to vehicles that operate with lower voltage while maintaining differentiated technology, which are more common in Asia. This enables us to offer a broader Electrification solution set for electric vehicle manufacturers globally.
In the third quarter of 2021, we reorganized our Sensing Solutions operating segment, moving the portion of our electrical protection product category that includes high voltage contactors, inverters, and battery management systems from the industrial business unit to a new business unit, Clean Energy Solutions. This business unit will focus on electric vehicle infrastructure, energy storage, smart grid, and renewable energy applications.
Electrification technology is expanding in many markets, not just in passenger vehicles. Manufacturers of bikes, heavy trucks, material handling equipment, marine vessels, aircraft, and spacecraft are addressing ever-tightening greenhouse gas emissions regulations and taking advantage of falling battery costs to provide electrified solutions to their customers. However, not all customers can design all aspects of an electrified solution in house. Thanks to capabilities we have added, or are pending addition via acquisition, we will be able to provide either the subsystem of assembled components to manage battery charging in the form of a power distribution unit or, using technology from Lithium Balance and the pending acquisition of Spear, we will be able to provide the full energy storage system including battery management and a customized battery pack.
In addition, our Electrification megatrend initiative represents a market opportunity in the charging infrastructure necessary to support this ecosystem. We see additional opportunities in industrial and grid applications, some of which are more nascent today. Sensata is already a leading provider of high-voltage protection on electric vehicles and charging infrastructure and we seek to be the partner of choice for heavy vehicle and industrial OEMs transitioning to electrified solutions as well. We also intend to participate in other areas of the evolving market that enable Electrification to become more widespread.
In support of the Clean Energy Solutions business unit, on August 23, 2021, we entered into an SPA to acquire all of the outstanding equity interests of Spear for $100 million plus $30 million of contingent consideration. Spear is headquartered in Grandview, Missouri, and is a leader in electrification solutions, developing next generation scalable lithium-ion battery storage systems for demanding land, sea and air applications. The transaction contemplated by this SPA is subject to clearance under the Hart-Scott-Rodino Act and other customary closing conditions, and is expected to be completed in the fourth quarter of 2021. The acquisition of Spear advances Sensata’s Electrification portfolio and strategy into new clean energy markets. Spear expands on Sensata’s acquisition of Lithium Balance in battery management systems and GIGAVAC in high voltage contactors, and provides energy storage solutions for OEMs and system integrators in fast-growing end markets that offer significant growth opportunities. With this pending acquisition, we will be able to provide full battery energy storage systems for a variety of specialty transportation markets. These are highly demanding solutions that include very robust safety features.
Sensata Insights
The Insights megatrend initiative addresses a large and fast-growing market, and we are gaining traction with both current and new customers across various sectors.
On April 1, 2021, we completed the acquisition of Xirgo, a leading telematics and data insights provider for fleet management across the transportation and logistics segments, for $408.7 million, which includes $7.0 million related to employee retention, reflected in operating cash flows. This acquisition represented a meaningful milestone in our Insights megatrend initiative, greatly expanding our ability to provide data insights to transportation and logistics customers, as well as adding a new customer base for these solutions. Xirgo brings a comprehensive suite of telematics and asset tracking devices, cloud-based data insight solutions, as well as emerging sensing applications and data services. This acquisition is consistent with our strategy to move beyond serving vehicle OEMs and engage with the broader transportation and logistics ecosystem. Xirgo is complementary to, and meaningfully extends, our organic Insights solutions for commercial fleet managers, adding cargo, container, and light-vehicle fleet management to our heavy vehicle OEM and fleet focus. We have branded these offerings, which serve our Insights megatrend initiative, as Sensata Insights.

In addition, on October 4, 2021, we entered into an SPA to acquire all of the outstanding equity interests of SmartWitness, a privately held innovator of video telematics technology for heavy and light duty fleets, for $191.4 million. SmartWitness is headquartered in Schaumburg, Illinois and expands the capabilities of Sensata Insights into high growth video telematics applications, providing access to applications that will drive adoption of traditional and video telematics solutions. SmartWitness’ solutions comprise proprietary software and hardware purpose-built for telematics service providers, providing a complementary fit with our Insights business. Since its founding in 2007, SmartWitness has been a pioneer in video telematics that expands on traditional offerings to include contextually aware data capture that enhances the monitoring of vehicles and their surroundings to increase safety and lower insurance costs for fleets. SmartWitness will be integrated into the Performance Sensing reportable segment and will be included in Sensata Insights.
Refer to Note 16: Acquisitions of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information in the acquisitions of Xirgo, Spear, and SmartWitness.
Liquidity
We have sufficient cash to take advantage of strategic opportunities as they arise. At December 31, 2020, we had cash and cash equivalents of $1,862.0 million. In the nine months ended September 30, 2021, we generated operating cash flows of $393.2 million, ending the quarter on September 30, 2021 with cash and cash equivalents of $1,958.1 million. This enables us to continue to acquire targeted, innovative businesses that will expand our presence in our targeted growth vectors.
In the first quarter of 2021, we used the flexibility provided by our large cash balance to lower our cost of capital and extend our debt maturity by redeeming the 6.25% Senior Notes and issuing the 4.0% Senior Notes. Refer to Overview—Debt Transactions below for additional discussion of these transactions. On April 1, 2021, we used $408.7 million, net of $7.1 million of cash received, to acquire Xirgo, which will help advance our Insights megatrend initiative. Cash paid to acquire Xirgo includes $7.0 million related to employee retention and which is reflected in operating cash flows. Refer to Overview—Sensata Insights above for additional discussion of this acquisition. In addition, on April 8, 2021, we took advantage of continued favorability in the capital markets and issued an additional $250.0 million of 4.0% Senior Notes, priced at 100.75%.
Debt Transactions
On March 5, 2021, we redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% Senior Notes. The redemption was at a price of 103.125% of principal, resulting in additional payment of $23.4 million upon redemption. We recognized a loss of $30.1 million as a result of this transaction, consisting primarily of the premium payment and write-off of deferred financing costs. Subsequently, on March 29, 2021, we issued $750.0 million aggregate principal amount of 4.0% Senior Notes, at par, and on April 8, 2021, we issued an additional $250.0 million of 4.0% Senior Notes at a price of 100.75%. The combined effect of these transactions was to extend the average maturity of our debt profile and lower our total cost of fixed debt. Refer to Note 11: Debt of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on these transactions and our overall debt. Proceeds from the 4.0% Senior Notes will be used for general corporate purposes, to fund future acquisitions and our capital deployment strategy, and for future debt repayments.
Q2 2020 Global Restructure Program
On June 30, 2020, in response to the potential long-term impact of the COVID-19 pandemic on our business, we commenced the Q2 2020 Global Restructure Program, consisting of voluntary and involuntary reductions-in-force and certain site closures, in order to align our cost structure to the then anticipated future demand outlook. As of September 30, 2021, we have completed all actions contemplated under the Q2 2020 Global Restructure Program, with approximately 840 positions impacted. Since inception of the Q2 2020 Global Restructure Program, we have recognized cumulative costs of $33.2 million, of which $28.4 million related to severance charges and $4.8 million related to facility and exit costs. As of September 30, 2021, we have a liability of approximately $7.5 million related to actions taken under this plan. We expect to settle these remaining liabilities with cash on hand. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on this plan.
Sustainability Report
In September 2021, we published our first Sustainability Report, which shares our environmental, social, and governance ("ESG") strategies, performance, and goals that support our vision of creating a cleaner, more efficient, electrified, and connected world.

Our sustainability efforts focus on four key areas of prioritization against which we will measure progress:
•Empowering our workforce: We promote a culture that values inclusion and diversity and prioritizes employee well-being and safety, while supporting our communities and suppliers.
•Innovating for Sustainability: We develop products and technology solutions that help create a safer, cleaner, more efficient and connected world.
•Protecting the Environment: We focus on building products that reduce environmental impact and improve technological efficiencies while optimizing and reducing our operational footprint through energy, water, and waste reduction.
•Operating Responsibly: We consider transparency and accountability as fundamental in everything that we do, guiding our approach to governance, risk management, and ESG.
As described in the Sustainability Report, we conducted a materiality assessment to identify the ESG issues that were most important to our business and stakeholders. We identified the following key issues and set corresponding goals as follows:
◦Diversity, Equity, and Inclusion: Our goal is to reach (1) 30% female representation in manager and above roles worldwide and (2) 25% racial/ethically diverse representation in manager and above roles in the U.S. by 2026.
◦Energy and Emissions: Our goal is to achieve carbon neutrality by 2050 and reduce greenhouse gas emissions intensity by 10% by 2026.
◦Responsible Sourcing: Our goals in this area are by 2026 to (1) achieve 75% response rate on our responsible sourcing campaigns and (2) achieve 100% sourcing of conflict minerals and Cobalt from smelters that are conformant with the Responsible Minerals Assurance Process ("RMAP") or equivalent standard.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$706.5	74.3%	$580.9	73.7%	$2,162.8	74.9%	$1,534.8	71.8%
Sensing Solutions	244.6	25.7	207.4	26.3	723.4	25.1	604.3	28.2
Net revenue	951.0	100.0	788.3	100.0	2,886.2	100.0	2,139.1	100.0
Operating costs and expenses	789.7	83.0	661.5	83.9	2,402.7	83.2	1,955.5	91.4
Operating income	161.3	17.0	126.8	16.1	483.5	16.8	183.6	8.6
Interest expense, net	(45.1)	(4.7)	(44.1)	(5.6)	(134.4)	(4.7)	(124.3)	(5.8)
Other, net	(9.4)	(1.0)	9.2	1.2	(47.8)	(1.7)	(1.5)	(0.1)
Income before taxes	106.8	11.2	91.9	11.7	301.4	10.4	57.7	2.7
Provision for income taxes	21.8	2.3	15.2	1.9	49.8	1.7	15.1	0.7
Net income	$85.0	8.9%	$76.7	9.7%	$251.6	8.7%	$42.6	2.0%
__________________________
*     Represents the amount presented divided by total net revenue.

Net Revenue
Net revenue for the three months ended September 30, 2021 increased 20.6% compared to the three months ended September 30, 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 1.7% attributed to changes in foreign currency exchange rates and an increase of 2.3% due to the effect of the acquisition of Xirgo, net revenue for the three months ended September 30, 2021 increased 16.6% on an organic basis. This organic revenue growth reflects increased customer demand and represents market outgrowth of 1,190 basis points. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to the section entitled Non-GAAP Financial Measures below for additional information related to our use of organic revenue growth (or decline). Our continued investment in megatrend initiatives is playing a part in revenue growth by expanding our capabilities, as well as our access to end markets and product portfolios. We are continuing to monitor all of our end markets and customers to ensure that our resources are balanced against forecasts and prioritized against critical growth opportunities.
Net revenue for the nine months ended September 30, 2021 increased 34.9% compared to the nine months ended September 30, 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 3.0% attributed to changes in foreign currency exchange rates and an increase of 2.0% due to the effect of the acquisition of Xirgo, net revenue for the nine months ended September 30, 2021 increased 29.9% on an organic basis. This organic revenue growth reflects increased customer demand and represents market outgrowth of 1,040 basis points.
Performance Sensing
Performance Sensing net revenue for the three months ended September 30, 2021 increased 21.6% compared to the three months ended September 30, 2020. Excluding an increase of 1.8% attributed to changes in foreign currency exchange rates and an increase of 3.1% due to the effect of the acquisition of Xirgo, Performance Sensing net revenue for the three months ended September 30, 2021 increased 16.7% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended September 30, 2021 grew 7.0% compared to the three months ended September 30, 2020. Excluding growth of 1.8% attributed to changes in foreign currency exchange rates, automotive net revenue for the three months ended September 30, 2021 grew 5.2% on an organic basis. Although automotive production was constrained due to supply chain shortages, resulting in end-market contraction of 21.6%, it increased significantly from the abnormally low levels experienced in the third quarter of 2020, which contributed to the organic revenue growth. In addition, our automotive business benefited from new product launches in powertrain and emissions, safety, and electrification-related applications and systems. We continued to outperform the automotive end market, delivering 1,150 basis points of market outgrowth, excluding the effects of OEM efforts to replenish inventory channels.
HVOR net revenue for the three months ended September 30, 2021 grew 75.1% compared to the three months ended September 30, 2020. Excluding growth of 1.8% attributed to changes in foreign currency exchange rates and growth of 14.4% due to the effect of the acquisition of Xirgo, HVOR net revenue for the three months ended September 30, 2021 grew 58.9% on an organic basis. Similar to automotive, HVOR market production improved significantly from the prior year period despite being adversely impacted by the global supply chain shortages and logistics costs. Our China on-road truck business continued to post better than expected growth from the adoption of NS6 emissions regulations, and we are also benefiting from a wave of electromechanical operator controls being installed in new off-road equipment. In addition, HVOR delivered 2,400 basis points of market outgrowth in the quarter, excluding the effects of OEM efforts to replenish inventory channels.
Performance Sensing net revenue for the nine months ended September 30, 2021 increased 40.9% compared to the nine months ended September 30, 2020. Excluding an increase of 3.3% attributed to changes in foreign currency exchange rates and an increase of 2.9% due to the effect of the acquisition of Xirgo, Performance Sensing net revenue for the nine months ended September 30, 2021 increased 34.7% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the nine months ended September 30, 2021 grew 30.7% compared to the the nine months ended September 30, 2020. Excluding growth of 3.4% attributed to changes in foreign currency exchange rates, automotive net revenue for the nine months ended September 30, 2021 grew 27.3% on an organic basis. Although automotive production was constrained due to supply chain shortages, we delivered organic revenue growth due to recovery of customer production combined with our continued outperformance relative to the automotive market, which was led by new product launches in powertrain and emissions, safety, and electrification-related applications and systems. Excluding the effects of OEM efforts to replenish inventory channels, automotive outgrew its end markets by 1,020 basis points in the nine months ended September 30, 2021.

HVOR net revenue for the nine months ended September 30, 2021 grew 74.8% compared to the nine months ended September 30, 2020. Excluding growth of 3.1% attributed to changes in foreign currency exchange rates and growth of 12.2% due to the effect of the acquisition of Xirgo, HVOR net revenue for the nine months ended September 30, 2021 grew 59.5% on an organic basis. This organic revenue increase is primarily due to recovery of customer production combined with our continued outperformance relative to the HVOR markets. Our China on-road truck business continued to post better than expected growth from the adoption of NS6 emissions regulations, and we are also benefiting from a wave of electromechanical operator controls being installed in new off-road equipment. Excluding the effects of OEM efforts to replenish inventory channels, HVOR outgrew its end markets by 2,030 basis points in the nine months ended September 30, 2021.
Sensing Solutions
Sensing Solutions net revenue for the three months ended September 30, 2021 increased 17.9% compared to the three months ended September 30, 2020. Excluding growth of 1.5% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue for the three months ended September 30, 2021 grew 16.4% on an organic basis. The increase in net revenue was driven by the continued recovery of global and industrial end markets in the third quarter, as well as new electrification launches and strong growth in our HVAC business. Aerospace saw growth in the quarter reflecting somewhat improved OEM production and air traffic, which drives our aerospace aftermarket business. In addition, new product launches, primarily in defense and improvements in aftermarket, enabled our aerospace business to grow faster than market this quarter.
Sensing Solutions net revenue for the nine months ended September 30, 2021 increased 19.7% compared to the nine months ended September 30, 2020. Excluding growth of 2.2% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue for the nine months ended September 30, 2021 grew 17.5% on an organic basis. The increase in net revenue was mainly driven by the continued recovery of global and industrial end markets, as well as new electrification launches and strong growth in our HVAC business.
Operating costs and expenses
Operating costs and expenses for the three and nine months ended September 30, 2021 and 2020 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$628.9	66.1%	$530.3	67.3%	$1,922.6	66.6%	$1,509.1	70.5%
Research and development	40.1	4.2	33.4	4.2	118.9	4.1	98.1	4.6
Selling, general and administrative	85.8	9.0	75.7	9.6	249.7	8.7	217.7	10.2
Amortization of intangible assets	34.6	3.6	32.6	4.1	101.5	3.5	98.4	4.6
Restructuring and other charges, net	0.3	0.0	(10.5)	(1.3)	10.0	0.3	32.2	1.5
Total operating costs and expenses	$789.7	83.0%	$661.5	83.9%	$2,402.7	83.2%	$1,955.5	91.4%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended September 30, 2021, cost of revenue as a percentage of net revenue decreased from the three months ended September 30, 2020, primarily as a result of (1) improvement of various factors that drove cost of revenue as a percentage of revenue up in the third quarter of 2020 (primarily related to the COVID-19 pandemic) such as volume declines and productivity headwinds from our manufacturing facilities running at lower than normal capacity, (2) the impact in the third quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020, and (3) the favorable effect of changes in foreign currency exchange rates. These favorable impacts on cost of revenue as a percentage of revenue were partially offset by increased costs related to industry-wide supply chain shortages.

For the nine months ended September 30, 2021, cost of revenue as a percentage of net revenue decreased from the nine months ended September 30, 2020, primarily as a result of (1) improvement of various factors that drove cost of revenue as a percentage of revenue up in the nine months ended September 30, 2020 (primarily related to the COVID-19 pandemic) such as volume declines and productivity headwinds from our manufacturing facilities running at lower than normal capacity and (2) the impact in the nine months ended September 30, 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020. In addition, the nine months ended September 30, 2020 included a $29.2 million loss related to a judgment against us in intellectual property litigation with Wasica, which we settled in the third quarter of 2020. These favorable impacts on cost of revenue as a percentage of revenue were partially offset by (1) increased costs related to industry-wide supply chain shortages, (2) the turnaround of the positive impact in the first nine months of 2020 of temporary salary and furlough cost savings implemented in the second quarter of 2020 in response to the COVID-19 pandemic, and (3) the unfavorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three months ended September 30, 2021, research and development ("R&D") expense increased $6.6 million (19.9%) from the three months ended September 30, 2020, primarily as a result of (1) higher spend to support megatrend growth initiatives, (2) incremental R&D expense related to acquired businesses, and (3) the unfavorable effect of changes in foreign currency exchange rates, partially offset by the impact on the third quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020.
For the nine months ended September 30, 2021, R&D expense increased $20.8 million (21.2%) from the nine months ended September 30, 2020, primarily as a result of (1) higher spend to support megatrend growth initiatives, (2) incremental R&D expense related to acquired businesses, (3) the unfavorable effect of changes in foreign currency exchange rates, and (4) the turnaround impact of cost savings actions taken in the second quarter of 2020, including temporary salary reductions and furloughs, partially offset by the impact on the nine months ended September 30, 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020.
R&D expense related to megatrends during the three and nine months ended September 30, 2021 was $12.9 million and $36.7 million, respectively, an increase of $5.3 million and $18.2 million, respectively, from the three and nine months ended September 30, 2020.
Selling, general and administrative expense
For the three months ended September 30, 2021, selling, general and administrative ("SG&A") expense increased $10.0 million to $85.8 million (9.0% of revenue) from $75.7 million (9.6% of revenue) in the three months ended September 30, 2020. The increase in SG&A expense is primarily a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher incentive compensation aligned to improved financial performance, (3) increased selling expenses attributed to organic revenue growth, and (4) the unfavorable impact of changes in foreign currency exchange rates. These increases were partially offset by (1) the impact on the third quarter of 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020 and (2) the 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees.
For the nine months ended September 30, 2021, SG&A expense increased $32.0 million to $249.7 million (8.7% of revenue) from $217.7 million (10.2% of revenue) in the nine months ended September 30, 2020. The increase in SG&A expense is primarily a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher incentive compensation aligned to improved financial performance, (3) increased selling expenses attributed to organic revenue growth, (4) the unfavorable impact of changes in foreign currency exchange rates, and (5) the turnaround impact of cost savings actions taken in the second quarter of 2020, including temporary salary reductions, furloughs, and savings from repositioning actions. These increases were partially offset by (1) the impact on the nine months ended September 30, 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020 and (2) the 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees.
Amortization of intangible assets
For the three and nine months ended September 30, 2021, amortization expense increased 6.2% and 3.1%, respectively, from the three and nine months ended September 30, 2020 primarily due to increased intangibles from recent acquisitions partially offset by the effect of the economic benefit amortization method.

Restructuring and other charges, net
For the three months ended September 30, 2021, we incurred restructuring and other charges, net of $0.3 million, an increase of $10.9 million (103.3%) from a net credit of $(10.5) million for the three months ended September 30, 2020. In the three months ended September 30, 2020, we settled a patent infringement case brought by Wasica against Schrader and released $11.7 million of the related liability, which is presented in restructuring and other charges, net. Refer to Overview—Q2 2020 Global Restructure Program elsewhere in this MD&A for additional discussion on the Q2 2020 Global Restructure Program.
For the nine months ended September 30, 2021, we incurred restructuring and other charges, net of $10.0 million, a decrease of $22.2 million (69.1%) from $32.2 million for the nine months ended September 30, 2020. This includes a decrease of $15.4 million in charges incurred in connection with the Q2 2020 Global Restructure Program from the prior year period. In addition, for the nine months ended September 30, 2020, the release of the liability related to the Wasica settlement in the third quarter of 2020 largely offset a charge of $12.1 million resulting from a prejudgment interest-related award granted by the court on behalf of Wasica in intellectual property litigation in the second quarter of 2020.
Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on our restructuring and other charges, net.
Operating income
In the three months ended September 30, 2021, operating income increased $34.5 million to $161.3 million (17.0% of net revenue) compared to $126.8 million (16.1% of net revenue) in the three months ended September 30, 2020. The increase was primarily due to (1) increase in volume from depressed levels experienced last year due to the COVID-19 pandemic and (2) improved gross margins, which were somewhat tempered by increased costs related to industry-wide supply chain shortages. These improvements were partially offset by increases in other operating costs and expenses, driven primarily by (1) higher incentive compensation aligned to improved financial performance, (2) higher spend to support megatrend growth initiatives, and (3) the release of the liability related to the Wasica settlement in the third quarter of 2021.
In the nine months ended September 30, 2021, operating income increased $300.0 million to $483.5 million (16.8% of net revenue) compared to $183.6 million (8.6% of net revenue) in the nine months ended September 30, 2020. The increase was primarily due to (1) increase in volume from depressed levels experienced last year due to the COVID-19 pandemic, (2) improved gross margins, which were somewhat tempered by increased costs related to industry-wide supply chain shortages, and (3) lower restructuring costs. These improvements were partially offset by (1) higher incentive compensation aligned to improved financial performance, (2) higher spend to support megatrend growth initiatives, and (3) the turnaround effect of temporary salary reductions and furloughs taken in the second quarter 2020.
We expect that the supply chain shortages will increase our operating costs in the fourth quarter of 2021, compared to the fourth quarter of 2020, and that it will continue to impact our operating results into 2022. If the impacts of this shortage are more severe than we expect, it could result in deterioration of our results, potentially for a longer period than currently anticipated.
Interest expense, net
For the three months ended September 30, 2021, interest expense, net increased $1.0 million (2.3%) from the three months ended September 30, 2020, primarily as a result of (1) interest expense on the 4.0% Senior Notes, which were issued on March 29, 2021 and April 8, 2021 and (2) interest expense on the 3.75% Senior Notes, which were issued on August 17, 2020, partially offset by the reduced interest expense resulting from our March 5, 2021 redemption of the 6.25% Senior Notes.
For the nine months ended September 30, 2021, interest expense, net increased $10.1 million (8.1%) from the nine months ended September 30, 2020, primarily as a result of (1) interest expense on the 3.75% Senior Notes and (2) interest expense on the 4.0% Senior Notes, partially offset by the reduced interest impact of our redemption of the 6.25% Senior Notes.
Refer to Overview—Debt Transactions elsewhere in this MD&A for additional information related to these transactions.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. In the three months ended September 30, 2021, other, net represented a net loss of $9.4 million, an unfavorable change of $18.6 million compared to a net gain of $9.2 million in the three months ended September 30, 2020. This was primarily due to increased losses from our commodity forward contracts and increased foreign currency remeasurement losses on net monetary assets.

In the nine months ended September 30, 2021, other, net represented a net loss of $47.8 million, an increase of $46.3 million compared to a net loss of $1.5 million in the nine months ended September 30, 2020. This was primarily due to the loss of $30.1 million recognized in the first quarter of 2021 related to the redemption of the 6.25% Senior Notes, increased losses from our commodity forward contracts, and increased foreign currency remeasurement losses on net monetary assets.
Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional information related to the redemption of the 6.25% Senior Notes. Refer to Note 6: Other, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more detailed information on amounts included in other, net.
Provision for income taxes
For the three months ended September 30, 2021, provision for income taxes increased $6.7 million from the three months ended September 30, 2020, predominantly related to the overall increase in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate.
For the nine months ended September 30, 2021, the provision for income taxes increased $34.7 million from the nine months ended September 30, 2020, predominantly related to the overall increase in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate, as well as the nonrecurrence of the benefit recognized in the first quarter of 2020 as a result of the enactment of the CARES Act, which was enacted by the U.S. federal government on March 27, 2020 in response to the global financial and health crisis caused by the COVID-19 pandemic. In connection with this legislation, federal limitations on interest deductions were reduced and we recognized a deferred tax benefit of $7.5 million in the nine months ended September 30, 2020, as we were able to utilize additional interest expense that was previously subject to a valuation allowance.
The provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, (c) changes in tax rates, and (d) changes in our assessment of the realizability of our deferred tax assets.
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

Adjusted operating income (or loss), adjusted operating margin, adjusted net income (or loss), and adjusted EPS
We define adjusted operating income (or loss) as operating income (or loss), determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described below. Adjusted operating margin is calculated by dividing adjusted operating income (or loss) by net revenue calculated in accordance with U.S. GAAP. We define adjusted net income (or loss) as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described in Non-GAAP Adjustments below. Adjusted EPS is calculated by dividing adjusted net income (or loss) by the number of diluted weighted-average ordinary shares outstanding in the period.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, net, provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, (3) deferred loss or gain on derivative instruments, and (4) step-up inventory amortization. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments.
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
•Financing and other transaction costs: includes losses or gains related to debt financing transactions, losses or gains related to the divestiture of a business, and costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or equity financing transaction.

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

	For the three months ended September 30, 2021				For the three months ended September 30, 2020
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$161.3	17.0%	$85.0	$0.53	$126.8	16.1%	$76.7	$0.49
Non-GAAP adjustments:
Restructuring related and other	5.4	0.6	5.4	0.03	(5.6)	(0.7)	5.0	0.03
Financing and other transaction costs	(1.0)	(0.1)	1.7	0.01	1.8	0.2	1.8	0.01
Step-up depreciation and amortization	32.7	3.4	32.7	0.20	31.5	4.0	31.5	0.20
Deferred loss/(gain) on derivative instruments	2.6	0.3	10.2	0.06	0.2	0.0	(5.9)	(0.04)
Amortization of debt issuance costs	—	—	1.7	0.01	—	—	1.8	0.01
Deferred taxes and other tax related	—	—	2.0	0.01	—	—	(7.3)	(0.05)
Total adjustments	39.7	4.2	53.6	0.34	28.0	3.5	26.9	0.17
Adjusted (non-GAAP)	$201.0	21.1%	$138.6	$0.87	$154.8	19.6%	$103.6	$0.66

	For the nine months ended September 30, 2021				For the nine months ended September 30, 2020
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$483.5	16.8%	$251.6	$1.58	$183.6	8.6%	$42.6	$0.27
Non-GAAP adjustments:
Restructuring related and other	15.7	0.5	19.6	0.12	79.0	3.7	76.8	0.49
Financing and other transaction costs	6.1	0.2	35.8	0.22	7.2	0.3	7.2	0.05
Step-up depreciation and amortization	96.0	3.3	96.0	0.60	95.6	4.5	95.6	0.61
Deferred loss/(gain) on derivative instruments	7.0	0.2	13.5	0.08	1.0	0.0	(5.0)	(0.03)
Amortization of debt issuance costs	—	—	5.1	0.03	—	—	5.0	0.03
Deferred taxes and other tax related	—	—	5.9	0.04	—	—	(7.8)	(0.05)
Total adjustments	124.9	4.3	175.9	1.10	182.9	8.6	171.9	1.09
Adjusted (non-GAAP)	$608.4	21.1%	$427.5	$2.68	$366.5	17.1%	$214.5	$1.36

The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the nine months ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$393.2	$293.3
Additions to property, plant and equipment and capitalized software	(100.4)	(79.9)
Free cash flow	$292.8	$213.4
The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended September 30,		For the nine months ended September 30,
(in millions)	LTM	2021	2020	2021	2020
Net income	$373.3	$85.0	$76.7	$251.6	$42.6
Interest expense, net	181.8	45.1	44.1	134.4	124.3
Provision for income taxes	36.0	21.8	15.2	49.8	15.1
Depreciation expense	125.8	31.5	28.9	94.4	94.2
Amortization of intangible assets	132.6	34.6	32.6	101.5	98.4
EBITDA	849.6	218.0	197.5	631.6	374.7
Non-GAAP Adjustments
Restructuring related and other	31.6	4.3	(5.1)	18.7	80.2
Financing and other transaction costs	35.0	(1.8)	1.8	35.8	7.2
Deferred loss/(gain) on derivative instruments	11.5	9.1	(5.9)	13.5	(5.0)
Adjusted EBITDA	$927.6	$229.6	$188.4	$699.6	$457.1
The following table provides a reconciliation of total debt, finance lease, and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	September 30, 2021	December 31, 2020
Current portion of long-term debt, finance lease and other financing obligations	$6.6	$757.2
Finance lease and other financing obligations, less current portion	27.0	27.9
Long-term debt, net	4,214.4	3,213.7
Total debt, finance lease, and other financing obligations	4,248.0	3,998.9
Less: discount	(5.7)	(9.6)
Less: deferred financing costs	(28.0)	(28.1)
Total gross indebtedness	4,281.6	4,036.6
Less: cash and cash equivalents	1,958.1	1,862.0
Net debt	$2,323.5	$2,174.6

Adjusted EBITDA (LTM)	$927.6	$685.1
Net leverage ratio	2.5	3.2

Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2021	December 31, 2020
United Kingdom	$30.2	$25.3
United States	23.2	17.2
The Netherlands	1,580.2	1,514.1
China	269.9	185.2
Other	54.6	120.2
Total	$1,958.1	$1,862.0
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
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2021 and 2020. We have derived this summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2021	September 30, 2020
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$516.8	$248.7
Changes in operating assets and liabilities, net	(123.6)	44.6
Operating activities	393.2	293.3
Investing activities	(516.1)	(158.5)
Financing activities	219.0	701.2
Net change	$96.2	$836.1
Operating activities. Net cash provided by operating activities increased in the nine months ended September 30, 2021 primarily due to higher net income adjusted for non-cash items, partially offset by the impact of changes in working capital. Changes in working capital in the nine months ended September 30, 2021 were primarily driven by higher accounts receivable balances reflecting higher revenue in the third quarter of 2021 compared to the third quarter of 2020. In addition, during the three months ended September 30, 2021, we increased raw material purchases in order to maximize production flexibility given widespread parts shortages in our supply chain. These changes were partially offset by increased accounts payable in the nine months ended September 30, 2021 compared to the prior year period.
Investing activities. Net cash used in investing activities increased in the nine months ended September 30, 2021 primarily due to $415.0 million cash paid for the acquisitions of Lithium Balance and Xirgo. In fiscal year 2021, we anticipate capital expenditures of approximately $145.0 million to $155.0 million, which we expect to be funded from cash on hand.

Financing activities. In the nine months ended September 30, 2021, net cash provided by financing activities decreased primarily due to the impact of debt financing transactions. In the nine months ended September 30, 2021, we issued $1.0 billion of 4.0% Senior Notes and redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% Senior Notes, for net cash provided of $208.0 million (including associated fees). This compares to the issuance of $750 million aggregate principal amount of 3.75% Senior Notes in the nine months ended September 30, 2020 and the borrowing and subsequent repayment of $400.0 million on the Revolving Credit facility, which, including associated fees, provided net cash inflow of $736.5 million. This decline in net proceeds from the issuance of debt was partially offset by less cash paid to repurchase shares and increased proceeds from option exercises. We did not repurchase any ordinary shares in the nine months ended September 30, 2021, compared to ordinary share repurchases of $35.2 million in the nine months ended September 30, 2020. This decline is the result of our temporary suspension of share repurchases on April 2, 2020. Refer to Capital Resources—Share repurchase programs for additional discussion. We intend to resume our share repurchase program in the fourth quarter.
Indebtedness and Liquidity
As of September 30, 2021, we had $4.3 billion in gross indebtedness, which includes finance lease and other financing obligations and excluded debt discounts and deferred financing costs. In the first quarter of 2021, we redeemed our 6.25% Senior Notes and issued the 4.0% Senior Notes, reducing our cost of capital and extending the maturity profile of our debt. Refer to Overview—Debt Transactions included elsewhere in this MD&A for additional discussion of these transactions.
Capital Resources
Senior Secured Credit Facilities
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of September 30, 2021, we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations related to outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2021, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of September 30, 2021, availability under the Accordion was approximately $1.0 billion. Our primary use of cash on hand is to acquire businesses that will extend our market position within our key growth vectors of Electrification and Insights. In addition, we intend to resume our share repurchase program, under which we have approximately $302 million available for repurchase, in the fourth quarter.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, ordinary share repurchases (when resumed), and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 20, 2021, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2021.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources," included in our 2020 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of September 30, 2021, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program under which approximately $302.3 million remained available as of September 30, 2021. On April 2, 2020, we announced a temporary suspension of this share repurchase program. We intend to resume our share repurchase program in the fourth quarter.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2021	1,047	$58.44	—	$302.3
August 1 through August 31, 2021	2,465	$58.62	—	$302.3
September 1 through September 30, 2021	14,286	$58.30	—	$302.3
Quarter total	17,798	$58.35	—	$302.3
__________________________
(1)     The number of ordinary shares presented were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan.
Item 3.Defaults Upon Senior Securities.
None.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 26, 2021

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)