Form 10-K
period 2021-12-31
Sensata Technologies Holding plc
filed 2022-02-10
CIK 1477294

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
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2021 was approximately $9.1 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 28, 2022, 157,636,701 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Cautionary Statements Concerning Forward-Looking Statements
This Annual Report on Form 10-K (this "Report") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," "potential," "opportunity," "guidance," and similar terms or phrases. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business and market outlook, megatrends, priorities, growth, shareholder value, capital expenditures, cash flows, demand for products and services, share repurchases, and Sensata’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. These statements are subject to risks, uncertainties, and other important factors relating to our operations and business environment, and we can give no assurances that these forward-looking statements will prove to be correct.
A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements, including, but not limited to, risks related to public health crises, instability and changes in the global markets, supplier interruption or non-performance, the acquisition of disposition of businesses, adverse conditions or competition in the industries upon which we are dependent, intellectual property, product liability, warranty, and recall claims, market acceptance of new product introductions and product innovations, labor disruptions or increased labor costs, and changes in existing environmental or safety laws, regulations, and programs.
Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in Item 1A: Risk Factors included elsewhere in this Report and as may be updated from time to time in Item 1A: Risk Factors in our quarterly reports on Form 10-Q or other subsequent filings with the United States ("U.S.") Securities and Exchange Commission (the "SEC"). All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.

PART I
ITEM 1.     BUSINESS
The Company
The reporting company is Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," and "us." We are a global industrial technology company that develops, manufactures, and sells sensors, electrical protection components, and other products that are used in mission-critical systems and applications that create valuable business insights for our customers and end users. For more than 100 years, we have been providing a wide range of customized, sensor-rich solutions that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult challenges. We serve customers in the automotive, heavy vehicle and off-road ("HVOR"), fleet management, industrial, clean energy, and aerospace industries. We present financial information for two reportable segments, Performance Sensing and Sensing Solutions.
Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection component portfolio is comprised of various switches, fuses, battery management systems, inverters, energy storage systems, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety.
Original equipment manufacturers ("OEMs") are facing ever-increasing mandates, due to regulation and consumer demand, to make their products safer, cleaner, more efficient, more electrified, and increasingly more connected. Our sensors are being used by our customers in applications to address these demands, including those that help industrial customers introduce new energy-efficient and environmentally friendly motors, compressors, and heating, ventilation and air conditioning ("HVAC") systems; transportation customers to meet the standards of emissions and pollution-control legislation; and fleet managers to proactively monitor the location and performance of their vehicles. We consider these capabilities to be core to our historical success and will continue to be significant drivers of market outgrowth in the future. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications, above normal market growth. It is only loosely correlated to normal unit demand fluctuations in the markets we serve.
We have long-standing relationships with a geographically-diverse base of leading OEMs and other multinational companies. In geographic and product markets where we lack established relationships with customers, we rely on third-party distributors to sell our products. We have had relationships with our top ten customers for an average of 30 years. Our largest customer accounted for approximately 6% of our net revenue for the year ended December 31, 2021.
Business Strategy
Our business strategy involves leveraging certain new and emerging technology trends, which complement our existing product offerings, to deliver products that are used in mission-critical systems and applications that create valuable business insights for our customers and end users. Each of these trends, which we refer to as “megatrends,” is expected to significantly transform the industries in which we operate. Refer to Megatrends elsewhere in this Item 1: Business for additional information related to the new and emerging technology trends that we consider key to our strategies. These megatrends are also creating greater secular demand for our products, resulting in growth that exceeds end-market production growth in many of the markets we serve, a defining characteristic of our company.
We believe the medium- to long-term outlook for internal combustion engine powertrain products will evolve with the advent of more environmentally friendly vehicles that rely more heavily on Electrification and other adjacent technologies. Accordingly, we are focusing on expanding our market share on electrified platforms, including sensors, electrical protection components, and battery-energy storage systems as full solutions. Many of the components and subsystems that we have historically developed and produced will play a significant role in this expansion, but we will also seek strategic partnerships and acquisitions to accelerate the growth and transformation of our product portfolio. By entering such relationships, we obtain access to new technologies and solutions, which we can leverage with our existing expertise to optimize and expand our product portfolio.
We are seeking to expand our products and business, and to accelerate market share in other areas that we believe will experience high growth in the future, such as deployment of Internet of Things (“IoT”) solutions for buildings, factories, warehouses, and light- through heavy-duty vehicles, particularly in fleets. This is driven by the need for smarter and more connected sensors that collect, analyze, and provide insights into the operations of a piece of equipment or vehicle in order to improve its operations, making it more productive and efficient. Within IoT, one of our main areas of focus is the Sensata Insights business, in which we deliver data insights across heavy, medium, and light vehicle fleets; supply chain and logistics including cargo, container, and warehouse segments; and high-value stationary asset monitoring. Our data-driven insight, connectivity, and prognostics provide solutions that increase overall productivity and operational efficiency.
We also recognize the potential market impact of autonomous vehicles and advanced driver-assistance systems ("ADAS"), and we are developing sensors to facilitate development of this market by manufacturers of vehicles (light-duty and medium-duty passenger car vehicles, heavy-duty on and off-road) and material handling equipment. We believe that adoption of driver assistance technologies is a growth area – whether mandated by government legislation (such as the pedestrian safety requirements in the European Union (the "EU")) or adopted by OEMs ahead of regulations.
Our strategies of leveraging core technology platforms and focusing on high-volume applications enable us to provide our customers with highly customized products at a relatively low cost, as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continual process of migration and transformation to best-cost manufacturing locations, global best-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives.
The table below sets forth the amount of net revenue generated by our end-markets, reconciled to total net revenue, for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net revenue:
Automotive	$2,062,407	$1,751,370	$2,028,983
HVOR	829,852	508,061	559,479
Industrial, HVAC, other	793,812	649,980	685,664
Aerospace	134,735	136,167	176,505
Total net revenue	$3,820,806	$3,045,578	$3,450,631
Megatrends
New and emerging technology trends that are expected to significantly impact our customers and our business strategy include Electrification and Insights.
Electrification
Our objective with the Electrification initiative is to become a leading and foundational player in electrification components and sub-systems across broad industrial, transportation, and stationary energy storage end-markets and to be a comprehensive solutions provider in select end-market segments. These components and solutions will support a future that is more environmentally sustainable and efficient and include: (1) clean energy transportation components for electric vehicles, charging stations, and chargers; and (2) mission-critical high-voltage components and subsystems combined into high value energy management or energy storage solutions. Throughout this Report, we use the term “electric vehicles” to reference hybrid, plug-in hybrid, and battery-electric vehicles, unless otherwise specified. The Electrification initiative provides a significant opportunity for us to expand the use of our sensors and electrical protection component portfolio within the automotive, HVOR, industrial, and aerospace industries.
Our transportation addressable markets are large today and growing, with expectations that they will continue to grow over the next 10 years. In addition to transportation applications, manufacturers of bikes, material handling equipment, marine vessels, and aircraft are also addressing ever-tightening greenhouse gas emissions regulations and taking advantage of falling battery costs and increasing energy capacities of lithium-ion battery cells to provide electrified solutions to their customers.
Applications in internal combustion engine vehicles make up most of our current transportation addressable markets. While the Electrification applications that we serve represent a smaller portion of these markets today, they are expected to grow rapidly until they become a larger opportunity for us than internal combustion engines by 2030. Our content in electric vehicles represents, on average, a 20% uplift in content value as compared to internal combustion engine vehicles of a similar class, resulting from the broad array of sensors and other components that are designed into electric vehicles. Looking forward, we estimate that our content per electric vehicle is on a path to double that of an internal combustion engine vehicle within five years.

We provide many of our innovative and differentiated components such as braking, tire, and environmental control from traditional internal combustion engine vehicles for use in electric vehicle applications. Specific to electric vehicles, we also provide and are developing several components that enable safe and efficient operation of electrified platforms such as high-voltage electrical protection, advanced temperature sensing, highly-sensitive electric motor position, and next-generation current sensing. In addition, as transportation customers seek to extend the range of batteries and improve the efficiency of electric vehicles, they are incorporating electrical subsystems, which require additional sensors to monitor, control, and optimize what is happening within the vehicle. Thanks to capabilities we have added via acquisition, we can provide our customers with not only components, but also either the subsystem of assembled components to manage battery charging in the form of a power distribution unit or the full energy storage system, including battery management and a customized battery pack.
Within Electrification, we also address the needs of the charging infrastructure necessary to support the electrification ecosystem. We see additional opportunities in industrial and grid applications, some of which are more nascent today. Sensata is a leading provider of high-voltage protection on electric vehicles and charging infrastructure and we seek to be the partner of choice for HVOR, industrial, and aerospace OEMs transitioning to electrified solutions. We also intend to participate in other areas of the evolving market that enable Electrification to become more widespread.
To better pursue clean energy components and system opportunities, in the third quarter of 2021, we reorganized our Sensing Solutions operating segment, moving the portion of our electrical protection product category that includes high-voltage contactors, inverters, and battery management systems to a new business unit, Clean Energy Solutions. This business unit will focus largely on the industrial and stationary, commercial and industrial energy storage end-markets. Applications include e-bikes, stationary charging infrastructure, battery-energy storage, and renewable energy applications. With the acquisition of Spear Power Systems ("Spear") and Sendyne Corp ("Sendyne") as described in Business Combinations included elsewhere in this Item 1: Business, we are expanding our portfolio with energy storage systems and electrical sensing products to augment offerings to existing end-markets as well as provide for new end-markets and applications. These acquisitions broaden our capabilities in battery management systems and high-voltage contactors introduced with the previous acquisitions of Lithium Balance and GIGAVAC, LLC ("GIGAVAC"), respectively.
Insights
Our objective within the Insights megatrend initiative is to become a leader in delivering data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers, by providing solutions that increase overall productivity and operational efficiency. The Insights megatrend initiative addresses a large and fast-growing market opportunity to deliver data insights across heavy, medium, and light vehicle fleets; supply chain and logistics including cargo, container, and warehouse segments; and high-value stationary assets monitoring. These fleets and other owners require data on the location and operation of their assets in order to monitor the health of their equipment, lower maintenance costs, optimize operations, and improve safety. Within these markets, we provide hardware and services that enables a variety of end use applications, including vehicle tracking and on-board vehicle diagnostic data to monitor vehicle health; the provision of vehicle data to enable usage-based insurance offerings; critical data on tire pressure for heavy duty trucks and trailers that results in lower fuel costs; cargo capacity data for trailers that increase the operational efficiency of fleets; video telematics offerings that provide event analysis and in-cab monitoring to prevent and lower the cost of incidents; and visibility to where assets are located across the supply chain.
Leveraging Sensata’s long history and expertise in sensor development, Sensata Insights’ portfolio includes a full-stack offering of sensors, cameras, vehicle area networks, telematics gateways, cloud solutions, and data services. We collect data from cameras and wireless sensors measuring information such as video telematics, tire pressure, cargo capacity, and a variety of other sensing parameters along with related vehicle system information. We then communicate this valuable data from our telematics and video telematics devices to the cloud via Application Programming Interfaces for integration into our customers’ enterprise systems. Through cloud-based mobile applications and web portals, this data delivers actionable insight to drivers, maintenance workers, and back-office personnel – allowing participants in the ecosystem to proactively monitor the health of their vehicles, conduct proactive maintenance, optimize fleet operations, and enhance driver safety. As an independent third-party technology provider, we serve multiple channels to market including partnering with telematics service providers, resellers and carriers, and serving fleet operators directly.
As discussed in Business Combinations included elsewhere in this Item 1: Business, we acquired Xirgo Technologies, LLC ("Xirgo") and SmartWitness Holdings, Inc. ("SmartWitness") in fiscal year 2021, expanding our capabilities to provide data insights to transportation and logistics customers through telematics, video telematics, asset tracking devices, and other cloud-based solutions. With the acquisition of SmartWitness in the fourth quarter of 2021, we formed Sensata Insights, a business unit organized under the HVOR operating segment, to drive growth of our smart and connected offerings to the transportation market, including both those developed organically and through the acquisition of Xirgo and SmartWitness.
Our objective in the broader Industrial IoT/Digitization of Buildings, Factories & Warehouses trend is to become a leader in smart sensing and edge intelligence with solutions in machine health and asset management. The digitization of buildings, factories, and warehouses represent fast-growing opportunities that we believe will drive new business wins and market outgrowth for our industrial business.
Business Combinations
We completed various acquisitions in fiscal year 2021, summarized in the table below:

(In millions)		Segment		Purchase Price
Acquisition	Date	Performance Sensing	Sensing Solutions	Cash	Estimated Contingency
Lithium Balance(1)	January 29, 2021		X	$27.2	$—
Xirgo	April 1, 2021	X		$401.7	$—
Spear(2)(3)	November 19, 2021		X	$105.8	$8.6
SmartWitness(2)	November 19, 2021	X		$204.2	$—
Sendyne(2)	December 8, 2021		X	$25.1	$—
__________________________
(1)    Step acquisition completed on the date indicated
(2)    Purchase price accounting is preliminary
(3)    Contingency estimated as of the date of acquisition, subject to change
Lithium Balance
On January 29, 2021, we completed the acquisition of Lithium Balance, a leading battery management system provider. This acquisition advances our electrification business and strategy in the clean energy markets. This acquisition, along with the previous acquisition of GIGAVAC, LLC (“GIGAVAC”) in 2018, helps position Sensata as a leading provider of mission-critical high-voltage protection on electric vehicles and in the charging infrastructure. The addition of Lithium Balance further expanded Sensata’s portfolio to offer battery management solutions to a variety of vehicle OEMs and integrated energy storage solutions to commercial and industrial customers.
Xirgo
On April 1, 2021, we completed the acquisition of Xirgo, a leading telematics and data insights provider across the fleet transportation and logistics segments. This acquisition represented a meaningful milestone in our Insights megatrend initiative, greatly expanding our ability to provide data insights to fleet transportation and logistics customers, by serving telematics service providers, fleet management solution providers, and fleet operators themselves. Xirgo brings a comprehensive suite of telematics and asset tracking devices, cloud-based data insight solutions, as well as emerging cargo capacity and video sensing applications and data services. This acquisition is consistent with our strategy to move beyond serving vehicle OEMs and engage with the broader fleet transportation and logistics ecosystem. Xirgo is complementary to our focus on heavy-duty fleets, while also meaningfully extending our presence with customers across the cargo, container, cold chain, usage-based insurance, and light-vehicle fleet management markets. We have included these offerings, which serve our Insights megatrend initiative, as part of Sensata Insights.
Spear
On November 19, 2021, in support of the Clean Energy Solutions business unit, we acquired Spear, a leader in electrification solutions, developing next-generation scalable lithium-ion battery storage systems for demanding land, sea, and air applications. This acquisition advances Sensata's Electrification portfolio and strategy into new clean energy markets. Spear expands on Sensata’s acquisition of Lithium Balance in battery management systems and GIGAVAC in high-voltage contactors and provides energy storage solutions for OEMs and system integrators in fast-growing end-markets that offer significant growth opportunities. With this acquisition, we added the capability to provide full battery-energy storage systems for select industrial transportation end-markets.

SmartWitness
In addition, on November 19, 2021, we acquired SmartWitness, a privately held innovator of video telematics technology for heavy- and light-duty fleets. SmartWitness expands the capabilities of Sensata Insights into high-growth video telematics applications, providing access to applications that will drive adoption of traditional and video telematics solutions. SmartWitness’ solutions comprise proprietary software and hardware purpose-built for telematics service providers, providing a complementary fit with our Sensata Insights business. Since its founding in 2007, SmartWitness has been a pioneer in video telematics that expands on traditional offerings to include contextually aware data capture that enhances the monitoring of vehicles and their surroundings to increase safety and lower insurance costs for fleets.
Sendyne
On December 8, 2021, we acquired Sendyne, which provides new, innovative, and differentiated technologies and products in the electrification space. Sendyne’s electrification components are used to solve key current and voltage measurement and isolation challenges. Current sensing and isolation monitoring devices are critical components of electric vehicles, charging stations, high-voltage distribution units, and full energy storage solutions that are an important piece of the electrification of many industries.
Refer to Note 21: Acquisitions of our audited consolidated financial statements and accompanying notes thereto (the "Financial Statements") included elsewhere in this Report for additional information related to the acquisitions of Xirgo, Spear, and SmartWitness.
Performance Sensing
The Performance Sensing reportable segment, which accounted for approximately 75% of our net revenue in fiscal year 2021, represents an aggregation of two operating segments, Automotive and HVOR. It primarily serves the automotive and HVOR industries through development and manufacture of sensors, high-voltage solutions (i.e. electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), and exhaust management. Our products are used in subsystems that, among other things, improve operating performance and efficiency, contribute to environmentally sustainable and safe solutions, and provide data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers.
Customers
Our customers include leading global automotive, on-road truck, construction, and agriculture OEMs, the companies that supply parts directly to these OEMs, which are known as Tier 1 suppliers, various aftermarket distributors, and fleet transportation and logistics customers. We believe large OEMs and other multinational companies are increasingly demanding a global presence to supply sensors and electrical protection components for their key platforms worldwide. As our customers develop common global electrified platforms to drive scale and efficiency across their global markets, we are well positioned to serve them with our global manufacturing and technical centers. Fleet transportation and logistics customers are demanding data-driven insight, connectivity, and prognostics to increase overall productivity and operational efficiency. We are also seeing the importance of new ‘startup’ OEMs grow as market disruptors and Sensata’s flexibility, speed, expertise, and global footprint provides these new entrants with a supplier/partner capable of meeting their demanding requirements. We provide all of our customers with the worldwide technical and manufacturing presence to enable their success around the world.
Markets
The global sensor market is characterized by a broad range of products and applications across a diverse set of market segments. According to an October 2021 report prepared by Strategy Analytics, Inc., the global automotive sensor market was $21.3 billion in 2021, compared to $20.3 billion in 2020.
As the markets we serve continue to drive improved safety, efficiency, and performance, we are well positioned to grow in this expanding market. Our solutions are present in a wide variety of transportation systems and subsystems playing a critical role in ensuring the functionality and safety of a vehicle’s operation. Within the combustion and electrified propulsion architecture we provide various sensor solutions (e.g. electric motor position, gasoline direct injection, oil pressure monitoring, fuel delivery, and various others) that enable superior functionality, efficiency, and optimized performance to reduce environmental impact. As electrification proliferates, the ability to protect the vehicle systems/sub-systems from high-voltage power sources becomes of critical importance, a need that our electrical protection portfolio (i.e. high-voltage contactors) addresses. Our chassis (e.g. tire management solutions), thermal management (e.g. pressure plus temperature sensing), and safety (e.g. braking and electronic stability control) sensor/product solutions all play critical roles in enabling the safety, improved performance, and increased efficiency and range of both electrified vehicles and internal combustion engine powertrains.
Applications we serve require close engineering collaboration between us and the OEM or their Tier 1 suppliers. Solutions are designed to meet application-specific requirements with customer specific fit, form, and function. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Once our solutions are designed into an application, we are well positioned as the incumbent supplier for the application due to the high degree of sensor customization and application/vehicle platform certification. This results in high switching costs for automotive and HVOR manufacturers once a sensor is designed into a particular system or platform. We believe this is one of the reasons that sensors are rarely changed during a platform life-cycle, which in the case of the automotive industry typically lasts four to six years. OEMs and Tier 1 suppliers look to partner with suppliers that have a proven track record of quality, on-time delivery, and performance, as well as the engineering and manufacturing scale/resources to meet their needs over the multi-year lifecycle of these highly engineered vehicles and systems. As electrified and increasing autonomy-level transportation platforms continue to evolve and grow, we expect OEM and Tier 1 suppliers to continue to require sensing partners that can continue to meet their increasing needs for mission-critical sensors and solutions enabling their global vehicle strategies. We continue to drive investments in new technologies, competencies, and solutions that will enable our customers' success as they pivot toward an electrified world. Transportation industries provide some of the largest markets for sensors, giving participants with a presence in these markets significant scale advantages over those participating only in smaller, more niche industrial and medical markets.
Market Trends
Net revenue growth from the automotive and HVOR sensor markets served by Performance Sensing has historically been driven, we believe, by three principal trends, including (1) growth in the number of vehicles produced globally, (2) expansion in the number and type of sensors per vehicle, and (3) efforts toward commercializing higher value sensors. In addition, we believe that the automotive and HVOR sensor markets are, and will continue to be, substantially impacted in the near term by current megatrends, including Electrification and Insights.
Light vehicle production: Global production of light vehicles had consistently demonstrated steady annual growth for most of the decade prior to 2019, when it started to decline. Fiscal years 2020 and 2021 were both depressed production years due to the impact of the COVID-19 pandemic on global markets. Fiscal year 2020 was hardest hit, with global production of light vehicles declining approximately 16% from fiscal year 2019. In fiscal year 2021, global production of light vehicles increased about 1.2% from fiscal year 2020 according to third-party data. This moderate increase from fiscal year 2020 was muted due to global supply constraints, including shortages of semiconductor components as discussed elsewhere. We expect global production of light vehicles to increase approximately 7% in fiscal year 2022, remaining somewhat constrained as a result of global supply chain shortages, which we expect to lift slowly throughout the year.
On Road Truck Production: Global production of heavy-duty trucks had also demonstrated consistent growth prior to fiscal year 2019, but it declined in fiscal year 2020. Global production of heavy- and medium-duty trucks in the markets we serve increased approximately 20% in fiscal year 2021. We expect global HVOR production to remain flat in fiscal year 2022.
Number of sensors per vehicle: We believe that the numbers of sensors used per vehicle (both light and heavy) will continue to be driven by increasing requirements in vehicle emissions, efficiency, safety, electrification, and comfort-related control systems that depend on sensors for proper functioning, such as electronic stability control, tire pressure monitoring, advanced driver assistance, and advanced combustion and exhaust after-treatment applications. For example, government regulation of emissions, including fuel economy standards such as the National Highway Traffic Safety Administration's Corporate Average Fuel Economy requirements in the U.S. and emissions requirements such as "Euro 6d" in Europe, "China National 6" in China, and "Bharat Stage VI" in India, require advanced sensors to achieve these performance metrics. Sensors are a key enabler for a vehicle’s systems and sub-systems to meet the ever-increasing requirements in a vehicle’s operation.
Increasing safety requirements and needs for electrification are also key trends driving increased sensor content in vehicles. These trends are driving advanced braking systems as they transition from traditional hydraulic brakes towards electromechanical braking and regenerative braking systems, thus driving additional content in pressure and force sensing. Furthermore, electrified vehicles are driving more sophisticated thermal management systems to control heating and cooling systems throughout the vehicle and additional content in battery management systems to optimize drive range and safety in electrical protection as battery voltages increase. In addition, growth in the connected vehicle market is driving an increasing number of sensors in vehicles. This increase includes increases in commercial and light vehicle telematics and video telematics adoption.

Higher value sensors: We believe that our revenue growth has been augmented by a continuing shift away from legacy sensors to next generation, value-rich sensors and related solutions that include controllers, receivers, and software and will continue to grow as our sensors get "smarter" with more embedded algorithms. As we strive to increase the value we bring to the market and our customers, we are continually looking to bring solutions to our customers that drive the next generation vehicle enhancement in electrification, safety, and reliability through our engineering solutions combined with increased data insights that are derived from these sensing solutions. Our ability to provide our customers with not only sensing and electrical protection solutions but also insights into the systems/sub-systems we serve increases the value of our offering and enables improved performance, safety, efficiency, and environmental impacts. Our focus on delivering enhanced value through our mission-critical solutions to the market positions us to drive profitable revenue growth as the market demands continue to evolve.
New Technology: Automobiles and heavy vehicles continue to evolve with new alternative technologies being developed to make these vehicles more efficient, reliable, financially viable, and safe. We believe that this trend has the potential to drive growth in our business for the foreseeable future, particularly in the areas of Electrification, Insights, ADAS, and autonomy. Moreover, we believe our broad customer base, global diversification, and evolving portfolio provide the foundation that will allow us to grow with these megatrends across a diverse set of markets.
For example, we expect this growth to include content growth in both hybrid and electric vehicles. Hybrid vehicles require systems and sensors to drive high efficiency across the powertrain, managing better diagnostics, more efficient combustion, and reduced emissions. As the level of electrification within a vehicle continues to increase, it drives the needs for new solutions to optimize the systems/subsystems to allow for optimal performance. One area where we clearly see this trend is in thermal management and climate control, where our market share is high and continues to increase. This is driven by the need for high efficiency control of thermal management in battery-electric vehicle heating and cooling systems as vehicle manufacturers look to drive increased vehicle range where the thermal loads on the vehicle become critical to manage. As long-range plug-in hybrid and full battery-electric vehicles gain market share, multiple instances of efficient thermal management across the battery, electronics, and cabin systems are required to protect and manage the vehicle, which drives additional core Sensata sensor and electrical protection content available in the market today.
Safety and efficiency systems are also evolving on electric vehicles. New and emerging energy recuperation technologies, such as regenerative braking, require additional sensing content to manage and efficiently switch between traditional braking systems and regenerative braking. Additionally, semi-automated vehicles containing advanced driver assistance systems benefit from more efficient and faster electromechanical braking systems, driving additional sensor content to control these brakes. Each of these systems enable more efficient use of energy, enabling greater electric vehicle range.
Our GIGAVAC high-voltage electrical protection products augment our electrical protection portfolio to address many of the needs in electric vehicles as voltage systems continue to increase. As system voltages increase, the burden on the systems and subsystems to properly control and protect the vehicle from electrical failure becomes mission-critical and is where our solutions play a critical role. Our electrical protection solutions safeguard the expensive electronics used to power the vehicle and allow for an increase in power levels to improve charging times.
Adoption of more advanced sensing technologies is also a key market trend, as fleet operators and owners demand more sophisticated information about trucks and trailers, which is driving demand for tire pressure, cargo capacity, and other sensing applications. Also, participants across the supply chain ecosystem are increasingly adopting IoT solutions to provide them with (1) tracking/visibility to where assets or goods are in the supply chain, (2) more advanced applications such as predictive algorithms on estimated time of arrival and sensors that can provide information on condition of the goods (temperature, humidity, etc.), and (3) event analysis and in-cab monitoring through video telematics to help prevent and lower the cost of incidents.

Product Categories
The following table presents the key products, solutions, applications, systems, and end-markets related to the product categories produced in Performance Sensing:

Key Products/Solutions	Key Applications/Systems	Key End-Markets
Product category: Sensors
Pressure sensors Speed and position sensors High temperature sensors Vehicle area networks Data collection devices and software
Thermal management and air conditioning systems
Powertrain
Exhaust after-treatment
Suspension
Braking
Tire management solutions
Operator controls
Radar solutions
Data insights
Usage-based insurance
Battery packs
Charging systems
Automotive HVOR
Product category: Electrical protection
High-voltage contactors/fuses Battery management system High-voltage junction units	Electrical protection Electrical powertrain Battery management	Automotive HVOR
The table below sets forth the amount of net revenue generated by our product categories in Performance Sensing, reconciled to total segment net revenue, for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net revenue:
Sensors	$2,796,819	$2,171,364	$2,489,644
Electrical protection	41,882	35,366	41,273
Other	9,207	17,080	15,099
Performance Sensing net revenue	$2,847,908	$2,223,810	$2,546,016
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
Sensing Solutions
Sensing Solutions, which accounted for approximately 25% of our net revenue in fiscal year 2021, primarily serves the industrial and aerospace industries through development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, semiconductor, factory automation, water management, and charging infrastructure markets, as well as the aerospace market, including commercial aircraft, defense, and aftermarket markets.
Some of the products and solutions the segment sells include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, power inverters, charge controllers, battery management systems, operator controls, and IoT solutions. Our products perform many functions including prevention of damage from excess heat or electrical current, optimization of system performance, low-power circuit control, and power conversion from direct current ("DC") power to alternating current ("AC") power. We believe that we are a leading supplier of electrical protection products in the majority of the key applications and systems in which we compete.

Customers
Overall, our customers include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, medical, energy and charging infrastructure, data/telecom, factory automation, and aerospace industries, as well as Tier 1 aerospace and motor and compressor suppliers. Customers of Clean Energy Solutions include OEM system integrators, lithium ion battery packers, and distributors.
Markets
Demand for our sensor products is driven by many of the same factors as in the transportation sensor markets: regulation of emissions, greater energy efficiency, and safety, as well as consumer demand for new features. Gross Domestic Product growth is a broad indicator for demand for our consolidated industrial markets over the long term. We use Purchasing Managers' Index to gauge short-term trends in the industrial, appliance, and HVAC markets we serve.
We continue to focus our efforts on expanding our presence in all global geographies and serving our global customers in a highly efficient and cost-effective manner. Our customers include established multinationals as well as local producers in markets such as China, India, Eastern Europe, and Turkey. China continues to remain a priority for us because of its export focus and the increasing domestic consumption of products that use our devices.
Clean Energy Solutions serves a broad range of industrial, transportation, and stationary energy storage end-markets with applications such as e-bikes, stationary charging infrastructure, battery-energy storage, and renewable energy applications. Our go-to-market approach leverages existing channels and also includes new channels.
Product Categories
The following table presents the significant product categories offered by Sensing Solutions and the corresponding key products, solutions, applications, systems, and end-markets:

Key Products/Solutions	Key Applications/Systems	Key End-Markets
Product category: Electrical protection
Bimetal electromechanical controls Circuit breakers High-voltage contactors/fuses Battery management systems Energy storage systems	Motors, compressors, pumps Home appliances Lighting Commercial and military aircraft Marine/industrial Data and telecom equipment Medical equipment Recreational vehicles	Aerospace/defense Industrial Appliance and HVAC Marine Medical Energy/solar
Product category: Sensors
Position sensors Pressure sensors Temperature sensors Operator controls Data collection devices and software Vibration/gas/acoustic sensors	Motors, compressors, pumps Hydraulic machinery Motion control systems Commercial and military aircraft IoT solutions Motor/platform controllers	Aerospace/defense Industrial automation Appliance and HVAC Marine Energy
Product category: Other
Inverters Thermal management systems Brushless DC motors	Recreational vehicles	Mobile power
The table below sets forth the amount of net revenue generated by our sensors and electrical protection product categories in Sensing Solutions, reconciled to total segment net revenue, for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Net revenue:
Electrical protection	$593,259	$468,635	$532,358
Sensors	230,364	209,244	223,282
Other	149,275	143,889	148,975
Sensing Solutions net revenue	$972,898	$821,768	$904,615

Competitors
Within each of the principal product categories in Sensing Solutions, we compete with divisions of large multinational industrial corporations and companies with smaller market share that compete primarily in specific markets, applications, systems, or products. We believe that the key competitive factors in these markets are product performance, quality, and reliability.
Technology and Intellectual Property
We develop products that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult challenges in the automotive, HVOR, fleet management, industrial, clean energy, and aerospace industries. We believe that continued focused investment in research and development ("R&D") is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas that we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products.
An increasing portion of our R&D activities are being directed towards technologies and megatrends that we believe have the potential for significant future growth but relate to products that are not currently within our core business or include new features and capabilities for existing products. Expenses related to these activities are less likely to result in increased near-term revenue than our more mainstream development activities.
We benefit from many development opportunities at an early stage for several reasons: (1) we are the incumbent in many systems for our key customers; (2) we have strong design and service capability; and (3) our global engineering teams are located in close proximity to key customers in regional business centers. We work closely with our customers to deliver solutions that meet their needs both today and in the future. As a result of development lead times and the embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increases the switching costs once a customer has designed and installed a particular sensor into a system.
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
The following table presents information on our patents and patent applications as of December 31, 2021:

	U.S.	Non-U.S.
Patents	352	536
Pending patent applications, filed within the last five years	106	238
Our patents have expiration dates ranging from 2022 to 2042. We also own a portfolio of trademarks and license various patents and trademarks. "Sensata" and our logo are trademarks.
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
Raw Materials
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products in both our Performance Sensing and Sensing Solutions segments, including those containing certain commodities (e.g. semiconductors, resins, and metals), which may experience significant volatility in their price and availability due to, among other things, new laws or regulations, including labor laws and the impact of tariffs, trade barriers, and disputes, and global economic or political events, including government actions, labor strikes, suppliers' allocations to other purchasers, interruptions in production by suppliers, increased logistics costs, changes in foreign currency exchange rates, and prevailing price levels.
It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price or a decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations. However, the impact of the global supply chain shortages, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, are unprecedented. Accordingly, we are actively working with our customers to share the inflationary burden of these factors. In addition, where possible, we are working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, increase inventories on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to increase supply chain visibility.
Despite these efforts, as discussed in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") included elsewhere in this Report, these shortages have impacted our margins in fiscal year 2021, and we believe that these impacts will continue throughout fiscal year 2022. If the impacts of these shortages are more severe than we currently expect, it could result in further deterioration of our results, potentially for a longer period than currently anticipated.
Seasonality
Because of the diverse global nature of the markets in which we operate, our net revenue is only moderately impacted by seasonality. Sensing Solutions experiences some seasonality, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as inventories are built up for spring and summer sales. In addition, Performance Sensing net revenue tends to be weaker in the third quarter of the year as automotive OEMs retool production lines for the coming model year. Our Sensata Insights business within Performance Sensing tends to peak in the last quarter of the calendar year as customers exhaust their annual capital budgets.
Human Capital Resources
As of December 31, 2021, we had approximately 21,300 employees, of whom approximately 9% were located in the U.S. and approximately 56% of whom were female. Approximately 120 of our employees were covered by collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils. We believe that our relations with our employees are good. We also engage contract workers in multiple locations, primarily to cost-effectively manage variations in manufacturing volume, but also to perform engineering and other general services. As of December 31, 2021, we had approximately 2,200 contract workers on a worldwide basis.
Our employees, whom we refer to as Team Sensata, are responsible for upholding our purpose – to help our customers and partners safely deliver a safer, cleaner, more efficient, more electrified, and increasingly more connected world – and embody our values in all aspects of daily work. Our corporate values are the essence of our identity, provide a level-set foundation, and are a key way we are able to improve our culture. Our values are passion, excellence, integrity, flexibility, and working together towards common goals, which we refer to as "OneSensata."
In September 2021, we published our first Sustainability Report, which shares our environmental, social, and governance ("ESG") strategies, performance, and goals that support our vision of creating a safer, cleaner, more efficient, more electrified, and connected world. One of our key areas of prioritization as identified in the Sustainability Report relates to empowering our workforce, through promoting a culture that values inclusion and diversity and prioritizes employee well-being and safety, while supporting our communities and suppliers. A summary of additional content of the Sustainability report can be found in Sustainability Report included elsewhere in this Item 1: Business and the full report can be found on our website at www.sensata.com/sustainability.
Diversity, Equity, and Inclusion ("DEI")
We believe in treating all people with respect and dignity. We strive to create and foster a supportive and understanding environment in which all individuals realize their maximum potential within Sensata, regardless of their differences. Each employee has the personal responsibility to maintain a respectful and inclusive workplace.
We believe that each person brings unique and valuable skills and perspectives due to their varying backgrounds and experiences. An inclusive culture is fundamental to innovation and problem-solving. It is the policy and practice of Sensata to hire and employ individuals without regard to age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, political affiliation, race, religion, sexual orientation, socio-economic status, and veteran status or other characteristics that make our employees unique. This policy applies to all terms and conditions of employment including recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; reductions in force; terminations, and the ongoing development of a work environment built on the premise of gender and diversity, equity, and inclusion. We have published our goals for diversity in our Sustainability Report, issued in September 2021, as discussed in Sustainability Report included elsewhere in this Item 1: Business.
Our employee resource groups (“ERGs”) are company-sponsored groups of employees that support Sensata’s inclusion, diversity, and equity goals and objectives, by fostering awareness, respect, and inclusion within the workplace. They support our commitment to creating and sustaining a diverse workforce, a culture of inclusion where everyone can thrive, encourage different perspectives, thoughts, ideas and create a sense of community. Our ERGs exist to benefit and advance their group members by working strategically, both internally and externally. They also help contribute to Sensata's market success. In addition, our senior leadership benefits from ERGs by providing: exposure to emerging and high potential talent; acquisition of cultural knowledge; a direct line of communication to employees who face challenges from not being a part of the workplace majority; development of diversity management skills which directly link to Sensata’s success; and active contribution to the broader DEI strategy. As of December 31, 2021, we had eleven ERGs globally focused on the following areas — gender equity, generational diversity, cross-cultural appreciation, Black/African American, Hispanic/Latinx, and Asian/ Asian-American & Pacific Islander heritage, and LGBTQIA+ Pride.
Learning and Development
We believe that in order to continue to be successful in executing on our business strategy, providing a broad range of learning and development programs and opportunities will continue to be important. In 2017, we launched our online global learning management system, "Sensata Learning," that enables employees to access instructor-led classroom, virtual classes, or self-paced lessons. As of December 31, 2021, we had delivered more than 67,000 hours of training spanning various required learning and professional development topics and many courses specifically on diversity, inclusion, and ethics. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles in management, engineering, and operations. On an annual basis, we conduct a leadership review process with our chief executive officer, our chief human resources officer, and our business and functional leaders.
Social and Human Rights Matters
We have policies related to our position on various social and human rights matters, including child labor, forced labor, human trafficking, health and safety, non-discrimination, and environmental matters. Each of these policies can be found on our website at www.sensata.com. Sensata’s human rights expectations apply to all of our personnel, business partners, and other parties directly linked to our operations, products, or services. Sensata is committed to respecting the United Nations Guiding Principles for Business and Human Rights (2011) and its principles within our operations and supply chains.
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
Employee Engagement
Our long-term success is dependent on hiring, retaining, training, rewarding, and engaging employees for the long-term. We strive to retain and engage employees by providing competitive pay and benefits packages and a challenging and rewarding work experience. We want our employees to feel connected to the business and company strategy, our purpose, and what we are doing to add value to them, our customers, and our investors. Our ability to create an environment where ideas are shared freely is fundamental to ensuring our employees reach their true potential, which grants us the ability to innovate. Each person brings unique value no matter their gender, race, age, education, or place of birth. We believe an inclusive culture is vital.

We focus our employee communications on continual engagement, providing them with updates and offerings, including education and awareness about their overall benefit offerings at Sensata. To remain competitive, we regularly review our benefit offerings with external advisers with deep industry expertise in risk insurance, health insurance, and other employee benefits for advice and market expertise. We are committed to providing comprehensive and competitive benefit packages that attract, retain, and enhance the well-being of our employees. Our benefits include an array of quality health and income protection benefits to protect employees and their family’s health. Some benefits are provided automatically at no cost to employees while other benefits are shared between the employee and Sensata.
The health, safety, and well-being of our employees are a high priority for us and an integral part of our values. We consider safety a core value that is embedded in the decisions we make across the company to protect our employees, business partners, and local communities. We consciously build a culture of safety by modeling the behaviors we want our employees to adopt. At Sensata, we also recognize the importance of supporting our employees’ health and well-being. Our goal is to provide comprehensive and competitive benefits that consider whole-person well-being by supporting their physical, financial, and emotional wellness. To do this, we incorporate a whole range of health and wellness issues that our employees may confront and provide targeted support accordingly toward the best possible outcomes.
Ethics
We have adopted a Code of Business Conduct and Ethics governing the conduct of our personnel, including our principal executive officer, principal financial officer, principal accounting officer, and controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is modified from time to time and is available on the investor relations page of our website at www.sensata.com under Corporate Governance. We have a three-part annual training covering the topics discussed in the Code of Business Conduct and Ethics on Sensata Learning, our online global learning management system.
We hold an annual "Integrity Week," which focuses on integrity as a core value of the organization and for the key priority of "Operating Responsibility," as outlined in our Sustainability Report. By sharing best practices and stories from their professional journeys, various teams at Sensata illustrate how integrity is not just about doing the right thing but how it is intrinsic to delivering value and sustainability for our company, environment, and communities.
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and business leaders average approximately 25 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry. For discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A: Risk Factors included elsewhere in this Report.
Sustainability Report
In September 2021, we published our first Sustainability Report, which shares our ESG strategies, performance, and goals that support our vision of creating a safer, cleaner, more efficient, more electrified, and increasingly more connected world.
Our sustainability efforts focus on four key areas of prioritization against which we will measure progress:
•Empowering our workforce: We promote a culture that values inclusion and diversity and prioritizes employee well-being and safety, while supporting our communities and suppliers;
•Innovating for Sustainability: We develop products and technology solutions that help create a safer, cleaner, more efficient, more electrified, and increasingly more connected world;
•Protecting the Environment: We focus on building products that reduce environmental impact and improve technological efficiencies while optimizing and reducing our operational footprint through energy, water, and waste reduction;
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
As described in the Sustainability Report, we conducted a materiality assessment to identify the ESG issues that were most important to our business and stakeholders. We identified the following key issues and set corresponding goals as follows:
◦DEI: Our goal is to reach (1) 30% female representation in manager and above roles worldwide and (2) 25% racial/ethnically diverse representation in manager and above roles in the U.S. by 2026;

◦Energy and Emissions: Our goal is to achieve carbon neutrality in our operations by 2050 and reduce greenhouse gas emissions intensity by 10% by 2026;
◦Responsible Sourcing: Our goals in this area are by 2026 to (1) achieve 75% response rate on our responsible sourcing campaigns and (2) achieve 100% sourcing of conflict minerals and Cobalt from smelters that are conformant with the Responsible Minerals Assurance Process or equivalent standard.
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
Many of our products are governed by material content restrictions and reporting requirements, examples of which include: EU regulations, such as Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH"), Restriction of Hazardous Substances ("RoHS"), and End of Life Vehicle ("ELV"); U.S. regulations, such as the conflict minerals requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and similar regulations in other countries. Further, numerous customers, across all end-markets, are requiring us to provide declarations of compliance or, in some cases, extra material content documentation as a requirement of doing business with them.
We are subject to compliance with laws and regulations controlling the import and export of goods, services, software, and technical data. Certain of our products are subject to export regulations of the various jurisdictions in which we operate (“Controlled Items”). The export of many such Controlled Items requires a license from the applicable government agency. Licensing decisions are made based on type of product, its destination, end use, end user, the parties involved in the transaction, national security, and foreign policy. As a result, export license approvals are not guaranteed. We have a trade compliance team and other systems in place to apply for licenses and otherwise comply with import and export regulations. Any failure to maintain compliance with such regulations could limit our ability to import or export raw material and finished goods. These laws and regulations are subject to change, and any such change may limit or exclude existing or future business opportunities, require us to change technology, or incur expenditures to comply with such laws and regulations.
Compliance with environmental and governmental regulations and meeting customer requirements has increased our cost of doing business in a variety of ways and may continue to do so in the future. We do not currently anticipate material capital expenditures during fiscal year 2022 for environmental control facilities. We also do not believe that existing or pending legislation, regulation, or international treaties or accords, whether related to environmental or other government regulations, are reasonably likely to have a material adverse effect in the foreseeable future on our business or the markets we serve, nor on our results of operations, capital expenditures, earnings, competitive position, or financial standing.
Available Information
We make available free of charge on our Internet website (www.sensata.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this Report.
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
If actions taken by management to limit, monitor, or control enterprise risk exposures are not successful, our business and consolidated financial statements could be materially adversely affected. In such case, the trading price of our common stock and debt securities could decline and investors may lose all or part of their investment.
Business and Operational Risks
We are subject to various risks related to public health crises, including the COVID-19 pandemic, which have had, and may in the future have, material and adverse impacts on our business, financial condition, liquidity, and results of operations.
Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse impact on our business, financial condition, liquidity, and results of operations. As has occurred with the COVID-19 pandemic, a global pandemic could cause significant disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners, and customers do business and in which our workforce is located. A global pandemic and efforts to manage it, including those by governmental authorities, could have significant impacts on global markets, and could have a significant, negative impact on our sales and operating results. Disruptions could include partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. The COVID-19 pandemic has had, and could continue to have, these effects on the economy and our business.
As of December 31, 2021, we were still experiencing lingering disruptions of these types. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, variant strains of the virus, vaccine availability and effectiveness, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. This unpredictability could limit our ability to respond to future developments quickly. Additionally, the impacts described above and other impacts of a global pandemic, including the COVID-19 pandemic and responses to it, could substantially increase the risk to us from the other risks described in this Item 1A: Risk Factors.
Our business is subject to numerous global risks, including regulatory, political, economic, governmental, and military concerns and instability.
Our business, including our employees, customers, and suppliers, are located throughout the world. We employ approximately 91% of our workforce outside of the U.S. Our customers are located throughout the world, and we have many manufacturing, administrative, and sales facilities outside of the U.S. Our subsidiaries located outside of the U.S. generated approximately 66% of our net revenue in fiscal year 2021, with approximately 23% in China, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total net revenue. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, economic sanctions, investments, taxation, exchange controls, and repatriation of earnings.
As a result, we are exposed to numerous global, regional, and local risks that could decrease revenue and/or increase expenses, and therefore decrease our profitability. Such risks may result from instability in economic or political conditions, inflation, recession, and/or actual or anticipated military or political conflicts, and include, without limitation: trade regulations, including customs, import, and export matters, tariffs, trade barriers, trade disputes, and economic sanctions; changes in local employment costs, laws, regulations, and conditions; difficulties with, and costs for, protecting our intellectual property; challenges in collecting accounts receivable; tax laws and regulatory changes, including examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of earnings generated or held in a number of jurisdictions; natural disasters; and instability in economic or political conditions; inflation; recession; actual or anticipated military or political conflicts; and the impact of each of the foregoing on our business operations, manufacturing, and supply chain.

Other risks are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables, exposure to possible expropriation or other government actions, unsettled political conditions, and possible terrorist attacks. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations. In addition, a scarcity of resources or other hardships caused by a global pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of us, our suppliers, and our customers to conduct business.
We have sizable operations in China, including two principal manufacturing sites. Economic and political conditions in China have been and may continue to be volatile and uncertain, especially as the U.S. and China continue to discuss and have differences in trade policies, and the U.S. continues to add restrictions on exports of Controlled Items to China. In addition, the legal and regulatory system in China is still developing and is subject to change. Our operations and transactions with customers in China could continue to be adversely affected by increased tariffs and export restrictions and could be otherwise adversely affected by other changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.
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
Much of our business depends on, and is directly affected by, the global automobile industry. Sales in our automotive end-markets accounted for approximately 54% of our total net revenue in fiscal year 2021. Declines in demand such as experienced as a result of the COVID-19 pandemic and other adverse developments like those we have seen in past years in the automotive industry, including but not limited to customer bankruptcies and increased demands on us for lower prices, could have adverse effects on our results of operations and could impact our liquidity and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us.
We have been, and will continue to be, exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected, or the use of our products results, or is alleged to result, in death, bodily injury, and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety and/or regulatory non-compliance. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranty when the product supplied did not perform as represented.
The impact of the current global supply chain shortages includes various factors that could impact our actual or perceived liability due to quality issues, whether at a supplier or customer. Shortages of materials at our suppliers or customers could cause them to work longer production hours to meet demand, resulting in fatigue on manufacturing workers, delays in planned maintenance, and other factors that could impact the actual or perceived quality of our products. In addition, customers may be forced to assemble parts into the end product in an order not anticipated by design, or to assemble parts in a location without proper environmental controls (e.g. a parking lot), increasing the potential that our part fails through no fault of our own. While we would defend ourselves from warranty claims in these circumstances, there is no guarantee that we would prevail.
As we continue to develop products containing complex information technology (“IT”) systems designed to support today’s increasingly connected vehicles, these systems result in potential increases to our risks in product safety, regulatory compliance, product liability, warranty, and recall claims. In addition, the warranty period for certain electric vehicle components are generally eight to ten years, which increases our risk for warranty claims over the life of a product.

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
Our ability to generate revenue from products pending customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce, as well as the timing of such production. Many of our customer agreements provide for the supply of a certain share of the customer’s requirements for a particular application or platform, rather than for a specific quantity of products. In some cases, we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, our remedy for their failure to meet those minimum volumes may be limited to increased pricing on those products that the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by our customers at all, or they may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the originally contracted amount.
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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products in both our Performance Sensing and Sensing Solutions segments, including those containing certain commodities (e.g. semiconductors, resins, and metals), which may experience significant volatility in their price and availability due to, among other things, new laws or regulations, including the impact of tariffs, trade barriers, trade disputes, export restrictions, economic sanctions, and global economic or political events including government actions, labor strikes, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in foreign currency exchange rates, and prevailing price levels.
It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price or a decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations. However, the impact of the current global supply chain shortages, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, are unprecedented. Accordingly, we are actively working with our customers to share the inflationary burden of these factors. In addition, where possible, we are working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, increase inventory on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to increase supply chain visibility. Despite these efforts, as discussed in the MD&A, these shortages have impacted our margins in fiscal year 2021, and we believe that these impacts will continue throughout fiscal year 2022. If the impacts of these shortages are more severe than we currently expect, it could result in further deterioration of our results, potentially for a longer period than currently anticipated. In addition, the impact of the current global supply chain shortages on one or more of our key suppliers could adversely impact our profitability.

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
Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness, and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, limiting our access to financing markets, and increasing the amount of service on our debt. The availability of debt to finance future acquisitions may be restricted, and our ability to make future acquisitions may be limited. Refer to separate risk factor for additional information related to risks regarding our level of indebtedness.
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
A material labor disruption or work stoppage at one or more of our manufacturing or business facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the transportation industry. If one or more of our larger customers were to experience a material work stoppage for any reason, that customer may halt or limit the purchase of our products. This could cause us to reduce production levels or shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations, and/or financial condition.

We operate in markets that are highly competitive and competitive pressures could require us to lower our prices or result in reduced demand for our products.
We operate in markets that are highly competitive, and we compete on the basis of product performance in mission-critical operating environments, quality, service, reliability, manufacturing footprint, and commercial competitiveness across the industries and end-markets we serve. A significant element of our competitive strategy is to design and manufacture high-quality products that meet the needs of our customers at a commercially competitive price, particularly in markets where low-cost, country-based suppliers, primarily in China with respect to the Sensing Solutions segment, have entered the markets or increased their per-unit sales in these markets by delivering products at low cost to local OEMs. In addition, certain of our competitors in the transportation sensor market are influenced or controlled by major OEMs or suppliers, thereby limiting our access to these customers. Many of our customers also rely on us as their sole source of supply for many of the products that we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, primarily to reduce risk of delivery interruptions or as a means of extracting more value from us. Certain of our tier customers currently have, or may develop in the future, the capability to internally produce the products that we sell to them and may compete with us with respect to those and other products and with respect to other customers.
Many of our customers, including transportation manufacturers and other industrial and commercial OEMs, demand annual price reductions. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design, or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Further, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could limit sales, cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly in the automotive industry, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions, many of which are increasing warranty requirements. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable to us.
Security breaches and other disruptions to our IT infrastructure could interfere with our operations, compromise confidential information, and expose us to liability, which could have a material adverse impact our business and reputation.
In the ordinary course of business, we rely on IT networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities.
We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, we may not be able to detect breaches in our IT systems or assess the severity or impact of a breach in a timely manner. We regularly experience attacks to our systems and networks and have from time to time experienced cybersecurity breaches, such as computer viruses and malware, unauthorized parties gaining access to our IT systems, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. While we select our third-party vendors carefully, problems with the IT systems of our vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks, and security breaches at a vendor could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, maintenance of backup and protective systems, and maintenance of cybersecurity insurance), our IT networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attacks by hackers, breaches, employee error or malfeasance, power outages, computer viruses, malware and ransomware, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. We also face the challenge of supporting our older systems and implementing necessary upgrades.

Moreover, as we continue to develop products containing complex IT systems designed to support today’s increasingly connected vehicles, these systems also could be susceptible to similar interruptions, including the possibility of unauthorized access. Further, as we transition to offering more cloud-based solutions that are dependent on the internet or other networks to operate with increased users, we may become a greater target for cyber threats, such as malware, denial of service, external adversaries, or insider threats.
These types of incidents affecting us or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee, or company data. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws and/or export control laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. Further, to the extent that any disruption or security breach results in a loss of, or damage to, our data, or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us, and ultimately harm our business, financial condition, and/or results of operations.
Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation. Changes to data protection laws, new customer requirements, and changes to international data transfer rules could impose new burdens.
One of our significant responsibilities is to maintain the security and privacy of our employees’ and customers’ confidential and proprietary information. We maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information and regularly review compliance changes in the jurisdictions where Sensata operates. Nevertheless, we cannot eliminate the risk of human error, employee or vendor malfeasance, or cyber-attacks that could result in improper access to or disclosure or transfer of confidential, personal, or proprietary information by Sensata or our supply chain. Such access transfers could harm our reputation and subject us to liability under our contracts and the laws and regulations that protect personal and export-controlled data, resulting in increased costs, loss of revenue, and loss of customers. The release of confidential information could also lead to litigation or other proceedings against us by affected individuals, business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions we are subject to laws and regulations relating to the use of this information. These laws and regulations are changing rapidly, are becoming increasingly complex, and can conflict across the jurisdictions in which we operate. Our failure to adhere to processes in response to changing regulatory requirements could result in legal liability, significant regulator penalties and fines, or impair our reputation in the marketplace.
The technological capabilities we are developing in the Sensata Insights business bring new risks to our company. Laws and regulations for smart vehicles are expected to continue to evolve in numerous jurisdictions globally, which could affect our product portfolio and operations. Further, managing and securing personal and customer data that our products, as well as our partners’ products, gather is a new and evolving risk for us. We must also prepare and adjust for rapid design philosophies associated with building these new solutions.
Our future success depends in part on our ability to attract and retain key senior management and qualified technical, sales, and other personnel.
Our future success depends in part on our continued ability to retain key executives and our ability to attract and retain qualified technical, sales, and other personnel. Significant competition exists for such personnel and we cannot assure the retention of our key executives, technical, and sales personnel or our ability to attract, integrate, and retain other such personnel that may be required in the future. We cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition, and results of operations could be adversely affected.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
A portion of our net revenue, expenses, receivables, and payables are denominated in currencies other than the U.S. dollar (the "USD"). We, therefore, face exposure to adverse movements in exchange rates of currencies other than the USD, which may change over time and could affect our financial results and cash flows. For financial reporting purposes, we, and most of our subsidiaries, operate under a USD functional currency because of the significant influence of the USD on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the USD. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the USD are adjusted to USD using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the consolidated statements of operations. During times of a weakening USD, our revenue recognized in currencies other than the USD may increase because the non-U.S. currency will translate into more USD. Conversely, during times of a strengthening USD, our revenue recognized in currencies other than the USD may decrease because the local currency will translate into fewer USD.
Our level of indebtedness could adversely affect our financial condition and our ability to operate our business, including our ability to service our debt and/or comply with the related covenants.
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), a $420.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. As of December 31, 2021, we had $4,280.2 million of gross outstanding indebtedness, including various tranches of senior notes (the “Senior Notes”). Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our outstanding indebtedness.
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
We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. If we complete additional acquisitions, our debt service requirements could also increase. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity investments, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to complete such actions, if necessary, on commercially reasonable terms, or at all.
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
We evaluate all trade policies that impact us, and we adjust our operational strategies to mitigate the impact of these policies. However, trade policies, including quotas, duties, tariffs, taxes, or other restrictions on the import or export of our products, are subject to change, and we cannot ensure that any mitigation strategies employed will remain available in the future or that we will be able to offset tariff-related costs or maintain competitive pricing of our products. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the global economy, which in turn could have a material adverse effect on our business, operating results and financial condition.
Existing duty reduction and deferral programs, such as free-trade agreements, duty drawback, and inward processing relief, provide beneficial impacts to our duties and tariffs for qualifying imports and exports, subject to compliance with each program’s unique requirements. Changes in laws or policies governing the terms of these duty reduction and deferral programs could have a material adverse effect on our business and financial results. In addition, most of our facilities in Mexico operate under the Mexican Maquiladora program. This program provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in such program, or by our failure to comply with its requirements.
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
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other intangible assets, net totaled approximately $4.4 billion as of December 31, 2021, or 52% of our total assets. Goodwill, which represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, was approximately $3.5 billion as of December 31, 2021, or 41% of our total assets. Goodwill and other identifiable intangible assets were recognized at fair value as of the corresponding acquisition date. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, significant unexpected or planned changes in the use of assets, and a variety of other factors. We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test.
The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments. Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information related to our goodwill and other identifiable intangible assets. Refer to Critical Accounting Policies and Estimates, in the MD&A included elsewhere in this Report for additional information related to the assumptions used in the development of the fair value of our reporting units.
Our global effective tax rate is subject to a variety of different factors that could create volatility in that tax rate, expose us to greater than anticipated tax liabilities, or cause us to adjust previously recognized tax assets and liabilities.
We are subject to income taxes in the United Kingdom (the "U.K."), China, Mexico, the U.S., and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation, changes in tax rates and tax laws, our jurisdictional mix of earnings, the use of global funding structures, the tax characteristics of our income, the effects on our revenues and costs of complying with transfer pricing requirements under differing laws of various countries, consequences of acquisitions and dispositions of businesses and business segments, the generation of sufficient future taxable income to realize our deferred tax assets, and the taxation of subsidiary income in the jurisdiction of its parent company regardless of whether or not distributed. Significant judgment is required in determining our worldwide provision for (or benefit from) income taxes, and our determination of the amount of our tax liability is always subject to review by applicable tax authorities. Refer to Note 7: Income Taxes of our Financial Statements included elsewhere in this Report for additional information related to our accounting for income taxes.
We cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties, and regulations, in particular related to proposed tax laws by the U.S. government as a result of seating of a new administration, which could increase our tax liabilities. Our actual global tax rate may vary from our expectation and that variance may be material. We continually monitor all global regulatory developments and consider alternatives to limit their detrimental impacts. However, not all unfavorable developments can be moderated, and we may consequently experience adverse effects on our effective tax rate and cash flows.
For example, the European Commission (the "EC") has been conducting investigations of state aid and have focused on whether EU sovereign country laws or rulings provide favorable treatment to taxpayers conflicting with its interpretation of EU law. EC findings may have retroactive effect and can cause increases in tax liabilities where we considered ourselves in full compliance with local legislation.
Furthermore, on October 8, 2021, the Organization for Economic Co-operation and Development (the "OECD") announced most of its member jurisdictions agreed to the OECD’s Inclusive Framework of the Base Erosion and Profit Shifting project, which establishes global minimum tax rules. These rules are expected to be reflected in local country laws where we do business effective in calendar 2023. The precise impact of these laws is not yet known, and we cannot provide assurances that Sensata can mitigate any increases in tax liabilities under these new rules. We continue to monitor developments and will react accordingly.
We could be subject to future audits conducted by both foreign and domestic tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other changes (such as those in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits, and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits, and other matters could cause our global tax rate to increase, our use of cash to increase, and our financial condition and results of operations to suffer.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
We are organized as a holding company, a legal entity that is separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends, interest, and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt, repurchasing ordinary shares, and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions, or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payments to us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
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
Export of our products is subject to various export control regulations and may require a license for export. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, loss of export privileges, or other remedies, which could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to compliance with laws and regulations controlling the import and export of goods, services, software, and technical data. Certain of our products are subject to export regulations of the various jurisdictions in which we operate (“Controlled Items”). The export of many such Controlled Items requires a license from the applicable government agency. Licensing decisions are made based on type of product, its destination, end use, end user, the parties involved in the transaction, national security, and foreign policy. As a result, export license approvals are not guaranteed. We have a trade compliance team and other systems in place to apply for licenses and otherwise comply with import and export regulations. Any failure to maintain compliance with such regulations could limit our ability to import or export raw material and finished goods. These laws and regulations are subject to change, and any such change may limit or exclude existing or future business opportunities, require us to change technology, or incur expenditures to comply with such laws and regulations.
We have discovered in the past, and may discover in the future, deficiencies in our trade compliance program. Although we continue to enhance our trade compliance program, we cannot guarantee that any such enhancements will ensure full compliance with applicable laws and regulations at all times, or that applicable authorities will not raise compliance concerns or perform audits to confirm our compliance with applicable laws and regulations. Any failure by us to comply with applicable laws and regulations could result in governmental enforcement actions, fines, penalties, criminal and/or civil proceedings, or other remedies, any of which could have a material adverse effect on our business, results of operations, and/or financial condition.
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
In addition, our products are subject to various requirements related to chemical usage, hazardous material content, and recycling. The EU, China, and other jurisdictions in which our products are sold have enacted, or are proposing to enact, laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include but are not limited to the EU RoHS, ELV, and Waste Electrical and Electronic Equipment Directives; the EU REACH regulation; and the China law on Management Methods for Controlling Pollution by Electronic Information Products. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and aspects of our product manufacturing and sale. These laws could make the manufacture or sale of our products more expensive or impossible, could limit our ability to sell our products in certain jurisdictions, and could result in liability for product recalls, penalties, or other claims.

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
Third parties may claim that our processes and products infringe their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages, make future royalty payments, and/or could be prevented from selling some or all of our products. We also may be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially re-engineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer or rename our products successfully. If we are prevented from selling some or all of our products, our sales could be materially adversely affected.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of December 31, 2021, we occupied principal manufacturing facilities and business centers in the following locations:

		Reportable Segment		Approximate Square Footage (in thousands)
		Performance Sensing	Sensing Solutions
Country	Location			Owned	Leased
Bulgaria	Botevgrad	X		169	—
Bulgaria	Plovdiv	X		125	—
Bulgaria	Sofia	X		—	121
China	Baoying (1)	X	X	296	385
China	Changzhou	X	X	335	256
Malaysia	Subang Jaya	X		138	—
Mexico	Aguascalientes	X	X	489	—
Mexico	Tijuana	X	X	—	235
The Netherlands	Hengelo	X	X	—	94
United Kingdom	Antrim	X		—	137
United Kingdom	Swindon (2)	X		—	34
United States	Attleboro, MA (3)	X	X	—	443
United States	Carpinteria, CA	X	X	—	50
United States	Grandview, MO		X	—	47
United States	Thousand Oaks, CA	X	X	—	115
				1,552	1,917
__________________________
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
We consider our manufacturing facilities sufficient to meet our current operational requirements. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required; however, if we are unable to acquire, integrate, and move into production the facilities, equipment, and personnel necessary to meet such an increase in demand, our customer relationships, results of operations, and/or financial condition may suffer materially. Leases covering our currently occupied principal leased facilities expire at varying dates within the next 15 years. We do not anticipate difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or by replacing the leased facilities with equivalent facilities.
A significant portion of our owned properties and equipment is subject to a lien under the Senior Secured Credit Facilities. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to the Senior Secured Credit Facilities.
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
Performance Graph
The following graph compares the total shareholder return of our ordinary shares since December 31, 2016 to the total shareholder return since that date of the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index. The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2016.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2016
2017
2018
2019
2020
2021
Sensata
S&P 500
S&P 500 Industrial

Total Shareholder Return of $100.00 Investment from December 31, 2016
	As of December 31,
	2016	2017	2018	2019	2020	2021
Sensata	$100.00	$131.22	$115.12	$138.31	$135.40	$158.38
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Industrial	$100.00	$118.54	$100.76	$127.79	$139.30	$166.33
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
Stockholders
As of January 28, 2022, there were three holders of record of our ordinary shares, primarily Cede & Co. (which acts as nominee shareholder for the Depository Trust Company).

Dividends
We do not currently pay dividends on our ordinary shares. Because we are a holding company, our ability to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), may be limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Refer to Note 14: Debt of our audited consolidated financial statements and accompanying notes thereto (our "Financial Statements") included elsewhere in this Report for additional information related to our dividend restrictions.
Additionally, certain of our subsidiaries may be limited in their ability to pay dividends or make other distributions to the extent that the shareholders' equity of such subsidiary exceeds the reserves required to be maintained by law or under its articles of association. Under the laws of England and Wales, we are able to declare dividends, make distributions, or repurchase shares only out of distributable reserves on our statutory balance sheet. Distributable reserves are a company’s accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Realized reserves are determined in accordance with International Financial Reporting Standards at the time the relevant accounts are prepared. We are not permitted to make a distribution if, at the time, the amount of our net assets is less than the aggregate of our issued and paid-up share capital and undistributable reserves or to the extent that the distribution will reduce our net assets below such amount. Subject to these limitations, the payment of cash dividends in the future, if any, will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition, and any other factors deemed relevant by our shareholders and Board of Directors.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
October 1 through October 31, 2021	668	$56.08	—	$302.3
November 1 through November 30, 2021	400,344	$59.82	400,344	$278.4
December 1 through December 31, 2021	406,937	$58.75	406,541	$254.5
Quarter total	807,949	$59.28	806,885	$254.5
__________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 668 ordinary shares withheld in October 2021 and 396 ordinary shares withheld in December 2021, representing a total aggregate fair value of $61 thousand based on the closing price of our ordinary shares on the date of withholdings.
(2)     Other than shares withheld to cover required tax withholding upon the vesting of restricted securities, all purchases during the three months ended December 31, 2021 were conducted pursuant to a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on July 30, 2019 (the "July 2019 Program"). On January 20, 2022, we announced that our Board of Directors had authorized a new ordinary share repurchase program of $500 million (the “January 2022 Program”), which replaces the July 2019 Program. The January 2022 Program does not have an established expiration date.
ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read the following discussion in conjunction with Item 1: Business and our Financial Statements, each included elsewhere in this Report.
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties including, but not limited to, the risks and uncertainties described in Item 1A: Risk Factors included elsewhere in this Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Sensata continued to deliver mission-critical, highly engineered solutions to our customers in 2021. As we look towards 2022 and beyond, we are confident in our ability to sustain total outgrowth in the markets we serve of 400 to 600 basis points per year. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications, above normal market growth. It is only loosely correlated to normal unit demand fluctuations in the markets we serve. We believe we can deliver this end market outgrowth based on our high levels of new business awards and our large and expanding pipeline of new opportunities.
In fiscal year 2021, we continued to produce strong market outgrowth of 960 basis points, including 860 basis points and 1,930 basis points in our automotive and heavy vehicle and off-road ("HVOR") businesses, respectively.
We are also targeting adding 400 to 600 basis points of inorganic revenue growth annually through acquisitions. We believe that the overall business environment provides opportunities to further strengthen our portfolio through strategically important, value-creating acquisitions and/or joint ventures. We are also pursuing new technology collaborations and partnerships with third parties to expand our capabilities and accelerate our megatrend-driven growth potential.
We will continue to innovate on behalf of our customers, solving some of their most demanding engineering challenges. We will also continue to provide differentiated, Electrification and Insights solutions to our broad array of customers. Solving these mission-critical challenges enables Sensata to continue to deliver differentiated value for both our customers and shareholders while also increasing investments in our growth opportunities and our people.
We continue to invest in our megatrend growth initiatives that are enabling large and rapidly growing opportunities for Sensata across all our end markets. We are working to become a leading and foundational player in electrification components and sub-systems across broad industrial, transportation, and stationary energy storage end-markets and to be a comprehensive solutions provider in select end-market segments. We are making progress in Electrification and Insights, both organically through new business wins and inorganically through bolt-on acquisitions or joint ventures.
To better pursue clean energy components and system opportunities, in the third quarter of 2021 we reorganized our Sensing Solutions operating segment, moving the portion of our electrical protection product category that includes high-voltage contactors, inverters, and battery management systems from the industrial business unit to a new business unit, Clean Energy Solutions. This business unit will focus largely on the industrial and stationary, commercial/industrial energy storage end-markets. Applications include e-bikes, stationary charging infrastructure, battery-energy storage, and renewable energy applications. With the acquisition of Spear Power Systems ("Spear") and Sendyne Corp ("Sendyne") as described in Item 1: Business – Business Combinations included elsewhere in this Report, we are expanding our portfolio with energy storage systems and electrical sensing products to expand on existing and new end-markets and applications. These acquisitions expand on our capabilities in battery management systems and high-voltage contactors introduced with the previous acquisitions of Lithium Balance and GIGAVAC, LLC ("GIGAVAC"), respectively.
With our Insights megatrend initiative, we are focusing on becoming the leader in delivering data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers, by providing solutions that increase overall productivity and operational efficiency. This initiative addresses a large and fast-growing market opportunity to deliver data insights across heavy, medium, and light vehicle fleets; supply chain and logistics including cargo, container, and warehouse segments; and high-value stationary asset monitoring. As discussed in Item 1: Business – Business Combinations included elsewhere in this Report, we acquired Xirgo Technologies, LLC ("Xirgo") and SmartWitness Holdings, Inc. ("SmartWitness") in fiscal year 2021, expanding our capabilities to provide data insights to transportation and logistics customers through telematics, video telematics, asset tracking devices, and other cloud-based solutions.

We continue our journey on Sensata's long-standing mission to help create a cleaner, safer, and more connected world, not just for our customer's products but also through our own operations. We're on our way to achieving the targets laid out in our first sustainability report, bolstering the long-term sustainability and success of the company for all of its stakeholders.
Refer to Item 1: Business included elsewhere in this Report for detailed discussion of our business strategies, including those related to our key megatrend initiatives, and market drivers of our business.
Fiscal Year 2021 Markets and Financial Results
We analyze revenue in terms of inorganic revenue growth/decline (i.e. changes in foreign currency exchange rate and acquisitions/divestitures) vs organic revenue growth/decline (market growth and market outgrowth).
Market results
We believe regulatory requirements for safer vehicles, higher fuel efficiency, and lower emissions, as well as customer demand for operator productivity and convenience, drive the need for advancements in powertrain management, efficiency, safety, and operator controls. These advancements lead to sensor growth rates that we expect to exceed underlying production growth in many of our key end-markets, which we expect will continue to offer us significant growth opportunities.
In fiscal year 2021, global production of light vehicles increased 1.2% from fiscal year 2020, according to third-party data. This increase from the significant decline in 2020 was tempered due to global supply constraints, including shortages of semiconductor components. Global production in the HVOR markets we serve increased 24% from fiscal year 2020. Our China on-road truck business saw significant market outgrowth from the adoption of NS6 emissions regulations, and we are also benefiting from a wave of electromechanical operator controls being installed in new off-road equipment. In addition, we have continued to see recovery in the global industrial end-markets.
Market outgrowth
We continue to produce strong market outgrowth, above our previously-stated target ranges. For the year ended December 31, 2021, we delivered 960 basis points of market outgrowth, including 860 basis points, 1,930 basis points, and 580 basis points in our automotive, HVOR, and Sensing Solutions businesses, respectively.
During fiscal year 2021, we closed $640 million in new business wins ("NBOs"), including $270 million in Electrification wins, in each case the highest we have ever closed. We define NBOs as incremental revenue to our current base of business that is expected to be recognized on average in the fifth year after entry into the agreement, when programs typically reach their normal volume.
Revenue
Consolidated net revenue for the year ended December 31, 2021 increased 25.5% compared to the year ended December 31, 2020. Excluding an increase of 2.3% attributed to changes in foreign currency exchange rates and an increase of 2.5% due to the effect of acquisitions, consolidated net revenue increased 20.7% on an organic basis compared to the year ended December 31, 2020.
Automotive net revenue for the year ended December 31, 2021 increased 17.6% compared to the year ended December 31, 2020. Excluding an increase of 2.5% attributed to changes in foreign currency exchange rates, automotive net revenue increased 15.1% on an organic basis compared to the year ended December 31, 2020, representing market outgrowth of 860 basis points, excluding the estimated effects of original equipment manufacturer ("OEM") efforts to replenish inventory channels. This outgrowth was led by new product launches in powertrain and emissions, safety, and electrification-related applications and systems.
HVOR net revenue for the year ended December 31, 2021 increased 63.3% compared to the year ended December 31, 2020. Excluding an increase of 2.1% attributed to changes in foreign currency exchange rates and an increase of 14.8% due to the effect of acquisitions, HVOR net revenue increased 46.4% on an organic basis compared to the year ended December 31, 2020, representing market outgrowth of 1,930 basis points, excluding the estimated effects of OEM efforts to replenish inventory channels. Our China on-road truck business saw significant market outgrowth from the adoption of NS6 emissions regulations, and we are also benefiting from a wave of electromechanical operator controls being installed in new off-road equipment.
Sensing Solutions net revenue for the year ended December 31, 2021 increased 18.4% compared to the year ended December 31, 2020. Excluding an increase of 1.7% attributed to changes in foreign currency exchange rates and an increase of 0.3% due to the effect of acquisitions, Sensing Solutions net revenue increased 16.4% on an organic basis compared to the year ended December 31, 2020, representing market outgrowth of 580 basis points. This outgrowth was driven by new Electrification launches.
Operating Income
We continue to see elevated costs related to the global supply chain shortages, which are causing production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, which are contributing to a higher cost and inflationary environment that has impacted our margins in fiscal year. Despite these elevated costs, which we are working to mitigate, operating income increased $295.5 million, or 87.5%, to $633.2 million (16.6% of net revenue) compared to $337.7 million (11.1% of net revenue) in fiscal year 2020. This increase is the result of (1) improved gross margins, due mainly to higher organic sales volumes as well as the turnaround effect of the settlement of litigation brought by Wasica Finance GmbH ("Wasica") in 2020, partially offset by increased costs related to global supply chain shortages, and (2) lower restructuring costs. These improvements were partially offset by (1) higher spend to support megatrend growth initiatives, (2) higher incentive compensation aligned to improved financial performance, and (3) the turnaround effect of temporary salary reductions and furloughs taken in the second quarter 2020.
We expect to see constraints on global production of light vehicles lifting slowly throughout the course of fiscal year 2022. Refer to Results of Operations — Operating Costs and Expenses included elsewhere in this Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A") for additional discussion of our operating costs and expenses.
Net Income
Net income increased $199.3 million in fiscal year 2021, to $363.6 million, compared to $164.3 million in fiscal year 2020. This increase was primarily a result of higher operating income partially offset by higher taxes and the loss on redemption of the $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes").
Forward-looking information
We expect to see constraints on global production of light vehicles lifting slowly throughout the course of fiscal year 2022. We expect low single-digit end market growth across all our markets in fiscal year 2022, with automotive growth of approximately 7% and HVOR production approximately flat. However, in 2021, our customers ordered over production to compensate for supply chain shortages. We estimate this amounted to approximately $90 million of revenue over production in 2021 that will not repeat in fiscal year 2022. Our revenue outgrowth to market will continue to be driven by ongoing efforts to improve energy efficiency, safety, and the environment. We continue to invest in our megatrend initiatives both organically and inorganically, with the acquisitions of Lithium Balance, Xirgo, Spear, SmartWitness, and Sendyne, expanding not only our capabilities, but also our access to end-markets and product portfolios in these pivotal areas. Refer to Item 1: Business — Business Combinations included elsewhere in this Report for additional information related to these acquisitions. We expect continued significant growth in these megatrend areas over the coming years, driven by Electrification trends, the infrastructure requirements to support Electrification, and the proliferation of Insights on stationary and mobile equipment.
Liquidity
We have sufficient cash to take advantage of strategic opportunities as they arise. We generated $554.2 million of operating cash flow in fiscal year 2021, ending the year with $1.7 billion in cash. Our ability to generate positive cash flows allows us to continue to pursue the acquisition of innovative businesses that will expand our presence in our targeted growth vectors. In November 2021, we resumed our share repurchase program, which we had previously suspended on April 2, 2020, and we repurchased 0.8 million shares for approximately $47.8 million in fiscal year 2021. On January 20, 2022, we announced that our Board of Directors had authorized a new ordinary share repurchase program of $500 million (the “January 2022 Program”), which replaces the $500.0 million program previously authorized by our Board of Directors in July 2019 (the "July 2019 Program"). Sensata’s shareholders have previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program. Refer to Liquidity and Capital Resources included elsewhere in this MD&A for additional information related to our share repurchase program.
In the first quarter of 2021, we used the flexibility provided by our large cash balance to lower our cost of capital and extend our debt maturity by redeeming the full amount outstanding on the 6.25% Senior Notes. Subsequently, on March 29, 2021, we issued the first $750.0 million of the $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"), at par, and on April 8, 2021, we issued an additional $250.0 million of 4.0% Senior Notes at a price of 100.75%. The combined effect of these transactions was to extend the average maturity of our debt profile and lower our total cost of fixed debt. Proceeds from the 4.0% Senior Notes will be used for general corporate purposes, to fund future acquisitions and our capital deployment strategy, and for future debt repayments. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to these transactions and our overall debt.
Acquisitions
We completed various acquisitions in 2021 in support of our key strategic priorities. A summary of these acquisitions is included in the table below:

(In millions)		Segment		Purchase Price
Acquisition	Date	Performance Sensing	Sensing Solutions	Cash	Estimated Contingency
Lithium Balance(1)	January 29, 2021		X	$27.2	$—
Xirgo	April 1, 2021	X		$401.7	$—
Spear(2)(3)	November 19, 2021		X	$105.8	$8.6
SmartWitness(2)	November 19, 2021	X		$204.2	$—
Sendyne(2)	December 8, 2021		X	$25.1	$—
__________________________
(1)    Step acquisition completed on the date indicated
(2)    Purchase price accounting is preliminary
(3)    Contingency estimated as of the date of acquisition, subject to change
Refer to Item 1: Business – Business Combinations and Note 21: Acquisitions of our Financial Statements, each included elsewhere in this Report, for additional information related to these acquisitions.
Summary
During fiscal year 2021, we experienced continued positive momentum from the business and economic growth that began in the second half of 2020. We responded well to the rapid changes in many of our end-markets, demonstrating the strength, resiliency, and reliability of our business and organizational model, enabling us to capitalize on the recovery in end-market demand and deliver on customers’ orders. We will continue to focus on delivering differentiated value for both our customers and shareholders, while also increasing investments in our growth opportunities and our people.
Selected Segment Information
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. Set forth below is selected information for each of these segments for the periods presented. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
The following table presents net revenue by segment for the identified periods:

	For the year ended December 31,
	2021		2020		2019
($ in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Net revenue:
Performance Sensing	$2,847.9	74.5%	$2,223.8	73.0%	$2,546.0	73.8%
Sensing Solutions	972.9	25.5	821.8	27.0	904.6	26.2
Total net revenue	$3,820.8	100.0%	$3,045.6	100.0%	$3,450.6	100.0%

The following table presents segment operating income in U.S. dollars ("USD") and as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2021		2020		2019
($ in millions)	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue
Segment operating income:
Performance Sensing	$777.2	27.3%	$532.5	23.9%	$670.5	26.3%
Sensing Solutions	293.2	30.1%	241.2	29.4%	294.0	32.5%
Total segment operating income	$1,070.4		$773.7		$964.4
For a reconciliation of total segment operating income to consolidated operating income, refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report.
Selected Geographic Information
We are a global business with significant operations around the world and a diverse revenue mix by geography, customer, and end-market. The following table presents (as a percentage of total) property, plant and equipment, net ("PP&E"), and net revenue by geographic region for the identified periods:

	PP&E, net as of December 31,		Net revenue for the year ended December 31,
	2021	2020	2021	2020	2019
Americas	32.3%	33.1%	38.0%	39.3%	42.3%
Europe	22.0%	24.4%	26.2%	26.8%	28.1%
Asia and rest of world	45.7%	42.5%	35.8%	33.9%	29.6%
Refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report for additional information related to our PP&E, net balances by selected geographic area as of December 31, 2021 and 2020 and net revenue by selected geographic area for the years ended December 31, 2021, 2020, and 2019.
Net Revenue by End-Market
Our net revenue for the years ended December 31, 2021, 2020, and 2019 was derived from the following end-markets (amounts are calculated based on unrounded numbers, and may not appear to recalculate):

	For the year ended December 31,
(Percentage of total)	2021	2020	2019
Automotive	54.0%	57.5%	58.8%
HVOR	21.7%	16.7%	16.2%
Industrial	10.8%	11.0%	10.2%
Appliance and HVAC (1)	6.4%	6.2%	5.8%
Aerospace	3.5%	4.5%	5.1%
Other	3.6%	4.1%	3.9%
__________________________
(1)    Heating, ventilation and air conditioning
We are a significant supplier to multiple OEMs within many of these end-markets, thereby reducing customer concentration risk.

Factors Affecting Our Operating Results
The following discussion describes components of the consolidated statements of operations as well as factors that impact those components. Refer to Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report, and Critical Accounting Policies and Estimates included elsewhere in this MD&A for additional information related to the accounting policies and estimates made related to these components. Refer to Results of Operations included elsewhere in this MD&A for discussion of the actual impact on our financial statements of these factors.
Net revenue
We generate revenue primarily from the sale of tangible products. Because we derive a significant portion of our revenue from sales into the automotive end-market, conditions in the automotive industry can have a significant impact on the amount of revenue that we recognize. However, outside of the automotive industry, we sell our products to end-users in a wide range of industries, end-markets, and geographic regions. As a result, the drivers of demand for these products vary considerably and are influenced by industry, market, or geographic conditions. Our overall net revenue is impacted by various factors, which we characterize as either "organic" or "inorganic."
Our net revenue may be impacted by the following organic factors:
•fluctuations in overall economic activity within the geographic regions in which we operate;
•underlying growth in one or more of our end-markets, either worldwide or particular geographies in which we operate;
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
•our ability to successfully develop, launch, and sell new products and applications; and
•the trend of the automotive market evolving from internal combustion engine powertrain products to more environmentally-friendly vehicles that rely more heavily on Electrification and other adjacent technologies.
Our net revenue may be impacted by the following inorganic factors:
•fluctuations in foreign currency exchange rates; and
•acquisitions and divestitures.
While the factors described above may impact net revenue in each of our reportable segments, the magnitude of that impact can differ. For more information about revenue risks relating to our business, refer to Item 1A: Risk Factors included elsewhere in this Report.
Cost of revenue
We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:
•Production Materials Costs. We source materials used in production on a global basis to ensure a highly-effective and efficient supply chain, but we are still impacted by local market conditions, including fluctuations in foreign currency exchange rates. A portion of our production materials contains certain commodities, resins, and metals, and the cost of these materials may vary with underlying pricing and foreign currency exchange rates. However, we enter into forward contracts to economically hedge a portion of our exposure to the potential change in prices and fluctuation of exchange rates associated with certain of these commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities. Gains and losses recognized on these derivatives are recorded in other, net and are not included in cost of revenue. Refer to Note 6: Other, Net of our Financial Statements included elsewhere in this Report for additional information.

•Employee Costs. Employee costs include wages and benefits, including variable incentive compensation, for employees involved in our manufacturing operations and certain customer service and engineering activities, including variable incentive compensation. A significant portion of these costs can fluctuate on an aggregate basis in direct correlation with changes in production volumes. As a percentage of net revenue, these costs may decline as a result of economies of scale associated with higher production volumes, and conversely, may increase with lower production volumes. These costs also fluctuate based on local market conditions. We rely on contract workers for direct labor in certain geographies. As of December 31, 2021, we had approximately 1,900 direct labor contract workers on a worldwide basis.
•Sustaining Engineering Activity Costs. These costs relate to modifications of existing products for use by new and existing customers in familiar applications as well as improvements made to our manufacturing processes.
•Other. Our remaining cost of revenue primarily consists of:
◦gains and losses on certain foreign currency forward contracts that are designated as cash flow hedges;
◦material yields;
◦costs to import raw materials, such as tariffs;
◦depreciation of fixed assets used in the manufacturing process;
◦freight costs;
◦warehousing expenses;
◦maintenance and repair expenses;
◦costs of quality assurance;
◦operating supplies; and
◦other general manufacturing expenses, such as expenses for energy consumption and operating lease expense.
Changes in cost of revenue as a percentage of net revenue have historically been impacted by a number of factors, including:
•changes in the price of raw materials, including the impact of changes in costs to import such raw materials, such as tariffs;
•changes in customer prices and surcharges;
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
Research and development expense
We develop products that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult challenges in the automotive, HVOR, fleet management, industrial, clean energy, and aerospace industries. We believe that continued focused investment in research and development ("R&D") is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas that we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products. In addition, we continually consider new technologies where we may have expertise for potential investment or acquisition.
An increasing portion of our R&D activities are being directed towards technologies and megatrends that we believe have the potential for significant future growth, but that relate to products that are not currently within our core business or include new features and capabilities for existing products. Expenses related to these activities are less likely to result in increased near-term revenue than our more mainstream development activities.
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
•changes in customer prices and surcharges;
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
Depreciation expense
Depreciation expense includes depreciation of PP&E, which includes assets held under finance lease and amortization of leasehold improvements. Depreciation expense is included in either cost of revenue or SG&A expense depending on the use of the asset as a manufacturing or administrative asset. Depreciation expense will vary according to the age of existing PP&E and the level of capital expenditures.
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
Restructuring and other charges, net
Restructuring and other charges, net consists of severance, outplacement, other separation benefits, and facility and other exit costs. These charges may be incurred as part of an announced restructuring plan or may be individual charges recognized related to acquired businesses or the termination of a limited number of employees that do not represent the initiation of a larger restructuring plan. Restructuring and other charges, net also includes the gain, net of transaction costs, from the sale of businesses and other operating income or expense that is not presented elsewhere in operating income.
Amounts recognized in restructuring and other charges, net will vary according to the extent of our restructuring programs and other income or expense items not presented elsewhere in operating income.
Interest expense, net
As of December 31, 2021 and 2020, we had gross outstanding indebtedness of $4,280.2 million and $4,036.6 million, respectively. This indebtedness consists of a secured credit facility and senior unsecured notes. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information.
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
Our respective senior unsecured notes (the "Senior Notes") accrue interest at fixed rates. However, the Term Loan and the Revolving Credit Facility accrue interest at variable interest rates, which drives some of the variability in interest expense, net. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for more information regarding our exposure to potential changes in variable interest rates.
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
Refer to Note 6: Other, Net of our Financial Statements included elsewhere in this Report for additional information related to the components of other, net. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for additional information related to our exposure to potential changes in foreign currency exchange rates and commodity prices. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our debt financing transactions.
Provision for (or benefit from) income taxes
We are subject to income tax in the various jurisdictions in which we operate. The provision for (or benefit from) income taxes consists of:
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
•foreign tax rate differential - we operate in locations outside the U.S., including Belgium, Bulgaria, China, Malaysia, Malta, the Netherlands, South Korea, and the U.K., that historically have had statutory tax rates different than the U.S. statutory tax rate. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates, tax holidays, and favorable tax regimes available to certain of our foreign subsidiaries;
•changes in tax laws and rates, also Organization for Economic Co-operation and Development ("OECD") developments and European Commission ("EC") challenges to sovereign European Union member states;
•losses incurred in certain jurisdictions, which cannot be currently benefited, as it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future;
•foreign currency exchange gains and losses;
•as a result of income tax audit settlements, final assessments, or lapse of applicable statutes of limitation, we may recognize an income tax expense or benefit including the reversal of previously accrued interest and penalties; and
•in certain jurisdictions, we recognize withholding and other taxes on intercompany payments, including dividends, and such taxes are deducted if they cannot be credited against the recipient's tax liability in its country of residence.
Seasonality
Refer to Item 1: Business included elsewhere in this Report for discussion of our assessment of seasonality related to our business.
Legal Proceedings
Refer to Item 3: Legal Proceedings included elsewhere in this Report for discussion of legal proceedings related to our business.

Results of Operations
Our discussion and analysis of results of operations are based upon our Financial Statements included elsewhere in this Report. The Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the Financial Statements requires us to make estimates and judgments that affect the amounts reported therein. We base our estimates on historical experience and assumptions believed to be reasonable under the circumstances, and we re-evaluate such estimates on an ongoing basis. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies and estimates are more fully described in Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report and Critical Accounting Policies and Estimates included elsewhere in this MD&A.
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived these results of operations from our Financial Statements. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2021		2020		2019
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$2,847.9	74.5%	$2,223.8	73.0%	$2,546.0	73.8%
Sensing Solutions	972.9	25.5	821.8	27.0	904.6	26.2
Total net revenue	3,820.8	100.0%	3,045.6	100.0%	3,450.6	100.0%
Operating costs and expenses	3,187.6	83.4	2,707.8	88.9	2,893.7	83.9
Operating income	633.2	16.6	337.7	11.1	556.9	16.1
Interest expense, net	(179.3)	(4.7)	(171.8)	(5.6)	(158.6)	(4.6)
Other, net	(40.0)	(1.0)	(0.3)	0.0	(7.9)	(0.2)
Income before taxes	413.9	10.8	165.6	5.4	390.4	11.3
Provision for income taxes	50.3	1.3	1.4	0.0	107.7	3.1
Net income	$363.6	9.5%	$164.3	5.4%	$282.7	8.2%
Net revenue - Overall
Net revenue for the year ended December 31, 2021 increased 25.5% compared to the year ended December 31, 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 2.3% attributed to changes in foreign currency exchange rates and an increase of 2.5% due to the effect of acquisitions, net revenue increased 20.7% on an organic basis compared to the year ended December 31, 2020. This represents market outgrowth of 960 basis points. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of organic revenue growth (or decline).
Net revenue for the year ended December 31, 2020 declined 11.7% compared to the year ended December 31, 2019 largely due to end-market contraction caused by the COVID-19 pandemic. Excluding an increase of 0.2% attributed to changes in foreign currency exchange rates, net revenue declined 11.9% on an organic basis compared to the year ended December 31, 2019. This represents market outgrowth of 650 basis points.
Net Revenue - Performance Sensing
Fiscal year 2021 vs. fiscal year 2020
Performance Sensing net revenue for the year ended December 31, 2021 increased 28.1% compared to the year ended December 31, 2020. Excluding an increase of 2.4% attributed to changes in foreign currency exchange rates and an increase of 3.4% due to the effect of acquisitions, Performance Sensing net revenue increased 22.3% on an organic basis compared to the year ended December 31, 2020, representing market outgrowth of 1,170 basis points. Price reductions, primarily to automotive customers, resulted in a 0.9% decrease in net revenue, and the impact of these price reductions is included in the 1,170 basis points of market outgrowth recognized by Performance Sensing. Both the Automotive and HVOR operating segments contributed to these results as discussed below.

Automotive net revenue for the year ended December 31, 2021 increased 17.6% compared to the year ended December 31, 2020. Excluding an increase of 2.5% attributed to changes in foreign currency exchange rates, automotive net revenue increased 15.1% on an organic basis compared to the year ended December 31, 2020. Although automotive production was constrained due to global supply chain shortages, resulting in muted end-market growth of 1.2% for the year, we delivered organic revenue growth due to our continued outperformance relative to the automotive market, led by new product launches in powertrain and emissions, safety, and electrification-related applications and systems. Excluding the estimated effects of OEM efforts to replenish inventory channels, automotive outgrew its end-markets by 860 basis points in the year ended December 31, 2021.
HVOR net revenue for the year ended December 31, 2021 increased 63.3% compared to the year ended December 31, 2020. Excluding an increase of 2.1% attributed to changes in foreign currency exchange rates and an increase of 14.8% due to the effect of acquisitions, HVOR net revenue increased 46.4% on an organic basis compared to the year ended December 31, 2020. This organic revenue increase is primarily due to recovery of customer production combined with our continued outperformance relative to the HVOR markets. Our China on-road truck business saw significant market outgrowth from the adoption of NS6 emissions regulations, and we are also benefiting from a wave of electromechanical operator controls being installed in new off-road equipment. Excluding the estimated effects of OEM efforts to replenish inventory channels, HVOR outgrew its end-markets by 1,930 basis points in the year ended December 31, 2021.
Fiscal year 2020 vs. fiscal year 2019
Performance Sensing net revenue for the year ended December 31, 2020 declined 12.7% compared to the year ended December 31, 2019. Excluding an increase of 0.1% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue declined 12.8% on an organic basis compared to the year ended December 31, 2019, representing market outgrowth of 770 basis points. Price reductions, primarily to automotive customers, resulted in a 1.5% decrease in net revenue, and the impact of these price reductions is included in the 770 basis points of market outgrowth recognized by Performance Sensing. The organic revenue decline was driven primarily by impacts from the COVID-19 pandemic, which was mitigated in the second half of the year as OEM customers ramped production within their facilities through the half in an effort to replace production lost during shut-downs earlier in the year. The Performance Sensing results in fiscal year 2020 represented
Automotive net revenue for the year ended December 31, 2020 declined 13.6% compared to the year ended December 31, 2019. Excluding an increase of 0.3% attributed to changes in foreign currency exchange rates, Automotive net revenue declined 13.9% on an organic basis compared to the year ended December 31, 2019. These results represented market outgrowth of 690 basis points compared to the combination of an automotive market that was down 18.5% and the impact of OEM customers working down inventories. This market outgrowth continues to be led by new product launches in emissions, electrification, and safety-related applications and systems. A high level of automotive production in the fourth quarter of 2020 resulted in customers using more inventory on hand to fill orders, negatively impacting fiscal year 2020 net revenue.
HVOR net revenue for the year ended December 31, 2020 declined 9.2% compared to the year ended December 31, 2019 on both a reported and an organic basis. These results represented market outgrowth of 880 basis points compared to an HVOR market that was down 18.0%. Our China on-road truck business continued to post better than expected growth as a result of the accelerated adoption of NS6 emissions regulations.
Net Revenue - Sensing Solutions
Fiscal year 2021 vs. fiscal year 2020
Sensing Solutions net revenue for the year ended December 31, 2021 increased 18.4% compared to the year ended December 31, 2020. Excluding an increase of 1.7% attributed to changes in foreign currency exchange rates and an increase of 0.3% due to the effect of acquisitions, Sensing Solutions net revenue increased 16.4% on an organic basis compared to the year ended December 31, 2020. The increase in net revenue was driven by the continued recovery of global industrial end-markets, as well as new Electrification launches and HVAC market recovery.
Fiscal year 2020 vs. fiscal year 2019
Sensing Solutions net revenue for the year ended December 31, 2020 declined 9.2% compared to the year ended December 31, 2019 on both a reported and an organic basis. This decrease was the result of year over year declines in the industrial, appliance and HVAC, and aerospace end-markets. The global industrial and appliance and HVAC end-markets began recovering in the fourth quarter of 2020, which, in addition to supply chain restocking, reflected strong growth in HVAC and 5G applications. The decline in the aerospace industry continued throughout fiscal year 2020, reflecting reduced OEM production and significantly lower air traffic. New product launches in the fourth quarter of 2020, primarily in the defense market, partially offset this decline.

Operating costs and expenses
Operating costs and expenses for the years ended December 31, 2021, 2020, and 2019 are presented, in millions of dollars and as a percentage of revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2021		2020		2019
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Operating costs and expenses:
Cost of revenue	$2,542.4	66.5%	$2,119.0	69.6%	$2,267.4	65.7%
Research and development	159.1	4.2	131.4	4.3	148.4	4.3
Selling, general and administrative	337.0	8.8	294.7	9.7	281.4	8.2
Amortization of intangible assets	134.1	3.5	129.5	4.3	142.9	4.1
Restructuring and other charges, net	14.9	0.4	33.1	1.1	53.6	1.6
Total operating costs and expenses	$3,187.6	83.4%	$2,707.8	88.9%	$2,893.7	83.9%
Cost of revenue
Cost of revenue as a percentage of net revenue decreased in fiscal year 2021 primarily as a result of (1) higher volume and the nonrecurrence of productivity headwinds from our manufacturing facilities running at lower than normal capacity in fiscal year 2020 and (2) the nonrecurrence of a $29.2 million loss from fiscal year 2020 in intellectual property litigation originally brought against August Cayman Company, Inc. ("Schrader") by Wasica. These favorable impacts on cost of revenue as a percentage of revenue were partially offset by increased costs related to global supply chain shortages.
Cost of revenue as a percentage of net revenue increased in fiscal year 2020 primarily as a result of (1) productivity headwinds from lower volume, the resulting lower than normal capacity, and increased costs related to the COVID-19 pandemic, (2) a $29.2 million loss in fiscal year 2020 related to the judgment against us in intellectual property litigation originally brought against Schrader by Wasica, and (3) higher compensation to retain and incentivize critical employee talent. These unfavorable impacts were partially offset by (1) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020, (2) the favorable effect of changes in foreign currency exchange rates, and (3) savings from temporary cost reductions in fiscal year 2020 (including salary reductions and furloughs).
Research and development expense
R&D expense increased in fiscal year 2021 primarily as a result of (1) higher spend to support megatrend growth initiatives, (2) incremental R&D expense related to acquired businesses, and (3) the unfavorable effect of changes in foreign currency exchange rates, partially offset by the impact on fiscal year 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020. R&D expense related to megatrends in fiscal year 2021 was $48.0 million, an increase of $22.0 million from fiscal year 2020. We currently expect approximately $60 million to $70 million in total spend related to megatrends in fiscal year 2022, the majority of which will be recorded as R&D expense.
R&D expense decreased in fiscal year 2020 primarily as a result of the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020, somewhat offset by increased R&D expense related to our megatrend initiatives. R&D expense related to our megatrend initiatives was $26.1 million in fiscal year 2020, an increase of $6.8 million from fiscal year 2019.
Selling, general and administrative expense
SG&A expense increased in fiscal year 2021 primarily as a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher incentive compensation aligned to improved financial performance, (3) increased selling expenses attributed to organic revenue growth, and (4) the unfavorable impact of changes in foreign currency exchange rates. These increases were partially offset by the fiscal year 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees.
SG&A expense increased in fiscal year 2020 primarily as a result of (1) higher incentive compensation to retain and incentivize critical employee talent, (2) increased costs related to enhancements and improvements of our global operating processes to increase productivity, and (3) incremental SG&A related to acquired businesses, partially offset by (1) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020 and (2) savings from temporary cost reductions in fiscal year 2020 (including salary reductions and furloughs).
Amortization of intangible assets
Amortization expense increased in fiscal year 2021 primarily as a result of increased intangibles from recent acquisitions partially offset by the effect of the economic-benefit method of amortization as described in Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report. We expect amortization expense to be approximately $140.8 million in fiscal year 2022. Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information regarding definite-lived intangible assets and the related amortization.
Amortization expense decreased in fiscal year 2020 primarily as a result of the effect of the economic-benefit method of amortization.
Restructuring and other charges, net
Restructuring and other charges, net decreased in fiscal year 2021 primarily due to lower restructuring charges incurred as part of a plan commenced in fiscal year 2020 to reorganize our business in response to the potential long-term impact of the global financial and health crisis caused by the COVID-19 pandemic (the “Q2 2020 Global Restructure Program”). Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report for additional information related to the Q2 2020 Global Restructure Program.
Restructuring and other charges, net decreased in fiscal year 2020 primarily due to the nonrecurrence of certain charges incurred in fiscal year 2019 partially offset by charges incurred under the Q2 2020 Global Restructure Program. The fiscal year 2019 charges that did not recur include (1) a $17.8 million loss related to the termination of a supply agreement in connection with the Metal Seal Precision, Ltd. ("Metal Seal") litigation, (2) $12.7 million of benefits provided under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S., and (3) $6.5 million of termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany.
Restructuring and other charges, net for the years ended December 31, 2021, 2020, and 2019 consisted of the following (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2021	2020	2019
Q2 2020 Global Restructure Program (1)	$7.1	$24.5	$—
Other restructuring charges
Severance costs, net (2)	4.5	3.0	29.2
Facility and other exit costs	2.4	1.3	0.8
Other (3)	0.9	4.3	23.5
Restructuring and other charges, net	$14.9	$33.1	$53.6
__________________________
(1)    The Q2 2020 Global Restructure Program was completed in fiscal year 2021, with approximately 840 positions impacted. Since inception of the Q2 2020 Global Restructure Program, we have recognized cumulative costs of $33.2 million, of which $28.4 million related to severance charges and $4.8 million related to facility and other exit costs.
(2)    For each of the years ended December 31, 2021, 2020, and 2019, these charges include termination benefits provided in connection with workforce reductions of manufacturing, engineering, and administrative positions, including the elimination of certain positions related to site consolidations, net of reversals. For the year ended December 31, 2020, these charges also related to termination benefits arising from the shutdown and relocation of operating sites in Northern Ireland and Belgium. For the year ended December 31, 2019, these charges also included approximately $12.7 million of benefits provided under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S., and $6.5 million of termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany.
(3)    Represents charges that are not included in one of the other classifications. In the year ended December 31, 2019, we recognized a $17.8 million loss related to the termination of a supply agreement in connection with the Metal Seal litigation.

Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report for additional information related to our restructuring and other charges, net.
Operating income
In fiscal year 2021, operating income increased $295.5 million or 87.5%, to $633.2 million (16.6% of net revenue) compared to $337.7 million (11.1% of net revenue) in fiscal year 2020. This increase was primarily driven by (1) improved gross margins, due mainly to higher organic sales volumes as well as the turnaround effect of the Wasica litigation settlement in fiscal year 2020, partially offset by increased costs related to global supply chain shortages, and (2) lower restructuring costs. These improvements were partially offset by (1) higher spend to support megatrend growth initiatives, (2) higher incentive compensation aligned to improved financial performance, and (3) the turnaround effect of temporary salary reductions and furloughs taken in the second quarter 2020.
In fiscal year 2020, operating income decreased $219.1 million or 39.4%, to $337.7 million (11.1% of net revenue) compared to $556.9 million (16.1% of net revenue) in fiscal year 2019. This decrease was primarily driven by: (1) the impacts of the COVID-19 pandemic, most significantly lower revenues, productivity headwinds from our manufacturing facilities running at lower than normal capacity, and increased costs related to the COVID-19 pandemic; (2) charges related to the intellectual property litigation brought against Schrader by Wasica, which was settled in the third quarter, including $29.2 million recognized in the first quarter of 2020; (3) $24.5 million in severance charges recognized in fiscal year 2020 related to the Q2 2020 Global Restructure Program; and (4) higher compensation costs to retain and incentivize critical employee talent.
These drivers of reduced operating income in fiscal year 2020 were partially offset by: (1) the non-recurrence of certain restructuring and other charges from fiscal year 2019 as discussed in Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report, including $17.8 million loss related to the termination of a supply agreement in connection with the Metal Seal litigation and charges related to benefits provided under a voluntary retirement incentive program; (2) cost savings of approximately $21.8 million realized in the second quarter of 2020 resulting from temporary salary reductions, furloughs, and government subsidies; (3) the impact of ongoing savings resulting from cost reduction activities taken in fiscal years 2019 and 2020; (4) the favorable effect of changes in foreign currency exchange rates; and (5) lower intangible amortization expense due to the impacts of the economic-benefit method of amortization.
Interest expense, net
Interest expense, net increased in fiscal year 2021 primarily as a result of (1) interest expense in fiscal year 2021 related to the issuance of the 4.0% Senior Notes, (2) additional interest expense in fiscal year 2021 related to the $750.0 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes") as a result of their issuance in fiscal year 2020, partially offset by reduced interest as a result of the redemption of the 6.25% Senior Notes early in fiscal year 2021. Refer to Overview—Debt Transactions elsewhere in this MD&A for additional information related to these transactions.
Interest expense, net increased in fiscal year 2020 primarily due to (1) a full year of interest expense related to the $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"), which were issued in fiscal year 2019, (2) a partial year of interest expense related to the 3.75% Senior Notes, which were issued in 2020, (3) interest incurred on outstanding balances of the Revolving Credit Facility in fiscal year 2020, and (4) lower cash interest income due to declining interest rates. These increases were partially offset by lower interest expense on the Term Loan, which was partially repaid in fiscal year 2019 after issuance of the 4.375% Senior Notes. On April 1, 2020, in order to enhance our financial flexibility given the general uncertainty associated with the COVID-19 pandemic, we withdrew $400.0 million from our Revolving Credit Facility. On August 17, 2020, we took advantage of historically low interest rates in issuing the 3.75% Senior Notes. Given improving market conditions and strengthening financial markets, we decided to use a portion of the proceeds to repay $400.0 million of outstanding borrowings under the Revolving Credit Facility.

Other, net
Other, net for the years ended December 31, 2021, 2020, and 2019 consisted of the following (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2021	2020	2019
Currency remeasurement gain/(loss) on net monetary assets (1)	$3.4	$10.8	$(6.8)
(Loss)/gain on foreign currency forward contracts (2)	(7.6)	(6.8)	2.2
(Loss)/gain on commodity forward contracts (2)	(3.0)	10.0	4.9
Loss on debt financing (3)	(30.1)	—	(4.4)
Net periodic benefit cost, excluding service cost	(7.5)	(10.0)	(3.2)
Other	4.6	(4.5)	(0.7)
Other, net	$(40.0)	$(0.3)	$(7.9)
__________________________
(1)    Relates to the remeasurement of non-USD denominated monetary assets and liabilities into USD.
(2)    Relates to changes in the fair value of derivative financial instruments that are not designated as hedges. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to gains and losses related to our commodity and foreign currency forward contracts. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for an analysis of the sensitivity of other, net to changes in foreign currency exchange rates and commodity prices.
(3)    Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our debt financing transactions.
Provision for income taxes
The components of provision for income taxes for the years ended December 31, 2021, 2020, and 2019 are described in more detail in the table below (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2021	2020	2019
Tax computed at statutory rate of 21% (1)	$86.9	$34.8	$82.0
Valuation allowances (2)	20.5	8.9	19.6
Foreign tax rate differential (4)	(30.5)	(22.0)	(19.1)
Research and development incentives (3)	(11.1)	(7.4)	(8.4)
Reserve for tax exposure	(16.3)	(0.2)	20.1
Withholding taxes not creditable	13.3	12.2	9.5
Change in tax laws or rates	(7.1)	11.2	5.1
Intangible property transfers (5)	—	(54.2)	—
Other (6)	(5.4)	18.0	(1.1)
Provision for income taxes	$50.3	$1.4	$107.7
__________________________
(1)    Represents the product of the applicable statutory tax rate and income before taxes, as reported in the consolidated statements of operations.
(2)    During the years ended December 31, 2021, 2020, and 2019, we established an additional valuation allowance and recognized a deferred tax expense. The valuation allowance as of December 31, 2021 and 2020 was $225.9 million and $202.1 million, respectively. A significant portion of our valuation allowance is against interest carryforwards due to our assessment of our inability to utilize these carryforwards based on our forecasts of future taxable income. The remaining valuation allowance primarily relates to foreign tax credits, capital loss carryforwards, goodwill tax basis, and net operating losses in jurisdictions outside the U.S. It is more likely than not that these attributes will not be utilized in the foreseeable future. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future provision for (or benefit from) income taxes.
(3)    In China, we benefit from the R&D super deduction regime. In the U.K., certain of our subsidiaries are eligible for lower tax rates under the "patent box" regime. In the U.S., we benefit from the federal research and development credit.
(4)    We operate in locations outside the U.S., including Belgium, Bulgaria, China, Malaysia, Malta, the Netherlands, South Korea, and the U.K., that historically have had statutory tax rates different than the U.S. statutory tax rate. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates. Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions.
(5)    In the fourth quarter of 2020, we completed the transfer of intangible property which resulted in a net $54.2 million deferred tax benefit.
(6)    Refer to Note 7: Income Taxes of our Financial Statements included elsewhere in this Report for additional information related to other components of our rate reconciliation.
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
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, operating cash flows, total debt, finance lease, and other financing obligations, or EBITDA, respectively, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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
Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted EPS
We define adjusted operating income as operating income, determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described below. Adjusted operating margin is calculated by dividing adjusted operating income, by net revenue determined in accordance with U.S. GAAP. We define adjusted net income as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described in Non-GAAP Adjustments below. Adjusted EPS is calculated by dividing adjusted net income     by the number of diluted weighted-average ordinary shares outstanding in the period.
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

Free cash flow
Free cash flow is defined as net cash provided by operating activities less additions to PP&E and capitalized software. We believe free cash flow is useful to management and investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to, among other things, fund acquisitions, repurchase ordinary shares, and (or) accelerate the repayment of debt obligations.
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
Net leverage ratio
Net leverage ratio represents net debt (total debt, finance lease, and other financing obligations less cash and cash equivalents) divided by last twelve months ("LTM") adjusted EBITDA. We believe that the net leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
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
•Step-up depreciation and amortization: includes depreciation and amortization expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., PP&E, definite-lived intangible assets, and inventories).
•Deferred taxes and other tax related: includes adjustments for book-to-tax basis differences due primarily to the step-up in fair value of fixed and intangible assets and goodwill, the utilization of net operating losses, and adjustments to our valuation allowance in connection with certain acquisitions and tax law changes. Other tax related items include certain adjustments to unrecognized tax benefits and withholding tax on repatriation of foreign earnings.
•Amortization of debt issuance costs. We adjust our results recorded in accordance with U.S. GAAP by the amortization of debt issuance costs, which are deferred as a contra-liability against our long-term debt, net on the consolidated balance sheets and which are reflected in interest expense on the consolidated statements of operations.
•Where applicable, the current income tax effect of non-GAAP adjustments.

Our definition of adjusted net income excludes the deferred provision for (or benefit from) income taxes and other tax related items described above. As we treat deferred income taxes as an adjustment to compute adjusted net income, the deferred income tax effect associated with the reconciling items presented below would not change adjusted net income for any period presented.
Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the periods presented. Refer to Non-GAAP Adjustments section above for additional information related to these adjustments. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31, 2021
($ in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$633.2	16.6%	$363.6	$2.28
Non-GAAP adjustments:
Restructuring related and other (d)	23.6	0.6	21.4	0.13
Financing and other transaction costs (b)	13.2	0.3	41.0	0.26
Step-up depreciation and amortization	127.6	3.3	127.6	0.80
Deferred loss on derivative instruments	8.3	0.2	11.3	0.07
Amortization of debt issuance costs	—	—	6.9	0.04
Deferred taxes and other tax related (c)	—	—	(4.9)	(0.03)
Total adjustments	172.8	4.5	203.3	1.28
Adjusted (non-GAAP)	$806.0	21.1%	$566.8	$3.56

	For the year ended December 31, 2020
($ in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$337.7	11.1%	$164.3	$1.04
Non-GAAP adjustments:
Restructuring related and other (d)	87.4	2.9	93.8	0.59
Financing and other transaction costs	8.2	0.3	6.4	0.04
Step-up depreciation and amortization	125.7	4.1	125.7	0.79
Deferred loss/(gain) on derivative instruments	3.1	0.1	(7.0)	(0.04)
Amortization of debt issuance costs	—	—	6.9	0.04
Deferred taxes and other tax related (a)	—	—	(40.9)	(0.26)
Total adjustments	224.4	7.4	184.9	1.17
Adjusted (non-GAAP)	$562.1	18.5%	$349.2	$2.21

	For the year ended December 31, 2019
($ in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$556.9	16.1%	$282.7	$1.75
Non-GAAP adjustments:
Restructuring related and other (d)	61.9	1.8	62.2	0.38
Financing and other transaction costs	28.9	0.8	34.9	0.22
Step-up depreciation and amortization	139.6	4.0	139.6	0.86
Deferred gain on derivative instruments	(1.6)	(0.0)	(6.5)	(0.04)
Amortization of debt issuance costs	—	—	7.8	0.05
Deferred taxes and other tax related	—	—	55.2	0.34
Total adjustments	228.8	6.6	293.2	1.81
Adjusted (non-GAAP)	$785.7	22.8%	$575.9	$3.56
__________________________

(a)    In the fourth quarter of 2020, we completed the transfer of intangible property which resulted in a net $54.2 million deferred tax benefit.
(b)    Includes a $30.1 million loss recognized in fiscal year 2021 related to the early redemption of the 6.25% Senior Notes. The loss primarily reflects the payment of $23.4 million for the early redemption premium, with the remaining loss representing write-off of debt discounts and deferred financing costs. The loss is presented in other, net in our consolidated statements of operations.
(c)    Includes $10.9 million of current tax expense related to the repatriation of earnings from certain Asian subsidiaries to their parent company in the Netherlands. The decision to repatriate these earnings was the result of our goal to reduce our balance sheet exposure and corresponding earnings volatility related to changes in foreign currency exchange rates as well as to fund our deployment of capital.
(d)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for fiscal years 2021, 2020, and 2019 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2021	2020	2019
Business and corporate repositioning (i)	$10.7	$35.8	$40.1
Supply chain repositioning and transition (ii)	8.2	30.8	16.0
Pre-acquisition legal matters (iii)	6.0	31.5	5.3
Other	—	—	2.7
Income tax effect (iv)	(3.5)	(4.2)	(1.8)
Total non-GAAP restructuring related and other (v)	$21.4	$93.8	$62.2
__________________________
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
iv.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of the restructuring related and other non-GAAP adjustment refers only to the current income tax effect.
v.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.
The following table presents a reconciliation of net cash provided by operating activities calculated in accordance with U.S. GAAP to free cash flow.

	For the year ended December 31,
(In millions)	2021	2020	2019
Net cash provided by operating activities	$554.2	$559.8	$619.6
Additions to property, plant and equipment and capitalized software	(144.4)	(106.7)	(161.3)
Free cash flow	$409.7	$453.1	$458.3

The following table presents a reconciliation of net income calculated in accordance with U.S. GAAP to adjusted EBITDA.

	For the year ended December 31,
(In millions)	2021	2020	2019
Net income	$363.6	$164.3	$282.7
Interest expense, net	179.3	171.8	158.6
Provision for income taxes	50.3	1.4	107.7
Depreciation expense	125.0	125.7	115.9
Amortization of intangible assets	134.1	129.5	142.9
EBITDA	852.3	592.6	807.7
Non-GAAP Adjustments
Restructuring related and other	23.6	93.1	64.1
Financing and other transaction costs	41.0	6.4	34.9
Deferred loss/(gain) on derivative instruments	11.3	(7.0)	(6.5)
Adjusted EBITDA	$928.3	$685.1	$900.1
The following table presents a reconciliation of total debt, finance lease, and other financing obligations calculated in accordance with U.S. GAAP to net leverage ratio.

	For the year ended December 31,
($ in millions)	2021	2020	2019
Current portion of long-term debt, finance lease and other financing obligations	$6.8	$757.2	$6.9
Finance lease and other financing obligations, less current portion	26.6	27.9	28.8
Long-term debt, net	4,214.9	3,213.7	3,219.9
Total debt, finance lease, and other financing obligations	4,248.3	3,998.9	3,255.6
Less: debt discount, net of premium	(5.2)	(9.6)	(11.8)
Less: deferred financing costs	(26.7)	(28.1)	(24.5)
Total gross indebtedness	4,280.2	4,036.6	3,291.8
Less: cash and cash equivalents	1,709.0	1,862.0	774.1
Net debt	$2,571.3	$2,174.6	$2,517.7

Adjusted EBITDA (LTM)	$928.3	$685.1	$900.1
Net leverage ratio	2.8	3.2	2.8
Liquidity and Capital Resources
As of December 31, 2021 and 2020, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of December 31,
(In millions)	2021	2020
United Kingdom	$20.4	$25.3
United States	25.0	17.2
The Netherlands	1,304.3	1,514.1
China	293.8	185.2
Other	65.5	120.2
Total cash and cash equivalents	$1,709.0	$1,862.0
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

Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2021, 2020, and 2019. We have derived this summarized statement of cash flows from our Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
(In millions)	2021	2020	2019
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$678.2	$405.3	$630.3
Changes in operating assets and liabilities, net	(124.0)	154.5	(10.7)
Operating activities	554.2	559.8	619.6
Investing activities	(882.1)	(182.1)	(208.8)
Financing activities	174.9	710.2	(366.5)
Net change in cash and cash equivalents	$(153.0)	$1,087.9	$44.3
Operating Activities
Net cash provided by operating activities decreased slightly in fiscal year 2021 compared to fiscal year 2020. Net income adjusted for non-cash items increased significantly from fiscal year 2020, which was substantially offset by changes in working capital. Refer to Results of Operations included elsewhere in this MD&A for discussion of the drivers of changes in net income from fiscal year 2020. In fiscal year 2021, management of working capital resulted in a reduction of cash due to higher raw material purchases in order to maximize production flexibility given widespread parts shortages in our supply chain and higher accounts receivables as a result of higher revenue and timing of receipts from customers. In addition, net cash provided by operating activities was reduced by cash paid at closing of certain acquisitions related to employee retention arrangements.
We have non-cancelable purchase agreements with various suppliers, primarily for services such as information technology support. The terms of these agreements are fixed and determinable. We have cash commitments under these agreements of $46.2 million and $16.5 million in fiscal years 2022 and 2023, respectively. Refer to Note 15: Commitments and Contingencies of our Financial Statements included elsewhere in this Report for additional information related to our non-cancelable purchase agreements.
The decrease in net cash provided by operating activities in fiscal year 2020 compared to fiscal year 2019 relates primarily to lower net income adjusted for non-cash items, partially offset by reduced inventories and the timing of supplier payments and customer receipts.
Investing Activities
Investing activities primarily include the acquisition or divestiture of a business or assets, cash paid for additions to PP&E and capitalized software, and the acquisition or sale of certain debt and equity securities.
Net cash used in investing activities increased in fiscal year 2021 primarily due to cash paid for acquisitions. One of our primary uses of cash on hand is to acquire businesses that will extend our market position within our key growth vectors. In fiscal year 2021, we completed five acquisitions, Lithium Balance, Xirgo, Spear, SmartWitness, and Sendyne. Refer to Item 1: Business — Business Combinations and Note 21: Acquisitions of our Financial Statements, each included elsewhere in this Report, for additional information.
In addition, we took advantage of strong operating cash flows to increase our capital expenditures in fiscal year 2021. In fiscal year 2022, we anticipate additions to PP&E and capitalized software of approximately $165.0 million to $175.0 million, which we expect to be funded with cash flows from operations.
The decrease in cash used in investing activities in fiscal year 2020 compared to fiscal year 2019 relates primarily to lower capital expenditures, partially offset by additional cash paid for acquisitions.
Financing Activities
In fiscal year 2021, net cash provided by financing activities decreased primarily due to the impact of debt financing transactions. In fiscal year 2021, we issued $1.0 billion of 4.0% Senior Notes and redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% Senior Notes, representing net cash inflow of $218.8 million (including associated fees). This compares to the issuance of $750.0 million aggregate principal amount of 3.75% Senior Notes in fiscal year 2020 and the borrowing and subsequent repayment of $400.0 million on the Revolving Credit Facility, which, including associated fees, provided net cash inflow of $732.8 million.
In fiscal year 2020 cash provided by financing activities was $710.2 million compared to cash used in financing activities of $366.5 million in fiscal year 2019. This change was primarily driven by issuance of the 3.75% Senior Notes and lower volume of share repurchases.
Indebtedness and Liquidity
The following table details our gross outstanding indebtedness as of December 31, 2021, and the associated interest expense for the year then ended (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	Balance as of December 31, 2021	Interest Expense, net for the year ended December 31, 2021
Term Loan	$451.5	$8.5
4.875% Senior Notes	500.0	24.4
5.625% Senior Notes	400.0	22.5
5.0% Senior Notes	700.0	35.0
6.25% Senior Notes(1)	—	8.3
4.375% Senior Notes	450.0	19.7
3.75% Senior Notes	750.0	28.1
4.0% Senior Notes	1,000.0	30.0
Finance lease and other financing obligations	28.8	2.5
Total gross outstanding indebtedness	$4,280.2
Other interest expense, net (1)		0.4
Interest expense, net		$179.3
__________________________
(1)        We redeemed the full outstanding balance on the 6.25% Senior Notes in March 2021.
(2)        Other interest expense, net includes amortization of debt issuance costs and fees related to our unused balance on the Revolving Credit Facility, largely offset by interest income and interest costs capitalized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 835-20, Capitalization of Interest.
Debt Instruments
As of December 31, 2021, our debt instruments include the Term Loan, the $500.0 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes"), the $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), the $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), the 4.375% Senior Notes due 2030, the 3.75% Senior Notes due 2031, and the 4.0% Senior Notes due 2029.
On March 5, 2021, we redeemed the $750.0 million amount outstanding on the 6.25% Senior Notes due 2026 at a redemption price equal to 103.125% of the aggregate principal amount of the outstanding 6.25% Senior Notes, plus accrued and unpaid interest to (but not including) the redemption date.
On March 29, 2021, we issued $750.0 million aggregate principal amount of the 4.0% Senior Notes at par. On April 8, 2021, we issued an additional $250.0 million of the 4.0% Senior Notes, which were priced at 100.75%.
Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to the redemption of the 6.25% Senior Notes, the issuance of the 4.0% Senior Notes, and the terms of our other debt instruments held as of December 31, 2021.
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
The following table presents the remaining mandatory principal repayments of long-term debt, in millions, excluding finance lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2022 through 2026 and thereafter. Amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

For the year ended December 31,	Aggregate Maturities
2022	$4.6
2023	504.6
2024	404.6
2025	704.6
2026	432.9
Thereafter	2,200.0
Total long-term debt principal payments	$4,251.5
Capital Resources
The Credit Agreement provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and the Accordion.
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of December 31, 2021, there was $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2021, no amounts had been drawn against these outstanding letters of credit.
Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our Senior Notes were issued (the "Senior Notes Indentures"). As of December 31, 2021, availability under the Accordion was approximately $1.1 billion. Our primary uses of cash on hand are to acquire businesses that will extend our market position within our key growth vectors of Electrification and Insights and, following the resumption of our share repurchase program in November 2021, repurchase our ordinary shares, which augments our existing capital deployment strategies and enables us to drive attractive returns on invested capital over the long-term.
We believe, based on our current level of operations for the year ended December 31, 2021, and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures discussed below and in Note 14: Debt of our Financial Statements included elsewhere in this Report that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2021.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries (the "Guarantors"). The collateral for such borrowings under the Senior Secured Credit Facilities consists of substantially all present and future property and assets of our indirect, wholly-owned subsidiary, STBV, and the Guarantors.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 28, 2022, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and S&P’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants (described in more detail in Note 14: Debt of our Financial Statements included elsewhere in this Report) that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those program. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase programs with available cash and cash flows from operations. As of December 31, 2021, we believe that we were in compliance with all the covenants and default provisions under the Credit Agreement and the Senior Notes Indentures.
Share repurchase program
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board of Directors at any time. Under these programs, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions were completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. On April 2, 2020, we announced a temporary suspension of the July 2019 Program, which we resumed in November 2021.
During the years ended December 31, 2021 and 2020, we repurchased approximately 0.8 million and 0.9 million ordinary shares, respectively, at a weighted-average price per share of $59.28 and $39.17, respectively, under the July 2019 Program. As of December 31, 2021, approximately $254.5 million remained available under the July 2019 Program.
On January 20, 2022, we announced that our Board of Directors had authorized the January 2022 Program, which replaces the July 2019 Program. Sensata’s shareholders have previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program.
Critical Accounting Policies and Estimates
As discussed in Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report, which more fully describes our significant accounting policies, the preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require the most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties.
Revenue Recognition
The discussion below details the most significant judgments and estimates we make regarding recognition of revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. In accordance with FASB ASC Topic 606, we recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods using a five-step model. The most critical judgments and estimates we make in the implementation of this model relate to identifying the contract with the customer and determination of the transaction price associated with the performance obligation(s) in the contract, specifically related to variable consideration.
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
Goodwill
Our judgments regarding the existence of indicators of goodwill impairment are based on several factors, including the performance of the end-markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
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
As of December 31, 2020, we had identified seven reporting units, Automotive, HVOR, Electrical Protection, Industrial Sensing, Aerospace, Power Management, and Interconnection. In the third quarter of 2021, we reorganized our Sensing Solutions operating segment, which resulted in realignment of our reporting units. As a result of this reorganization, our electrical protection product category that includes high-voltage contactors, inverters, and battery management systems was moved to a new reporting unit, Clean Energy Solutions. The remaining portions of our Electrical Protection, Industrial Sensing, Power Management, and Interconnection reporting units were consolidated into a new reporting unit, Industrial Solutions. This reorganization had no impact on our Aerospace reporting unit. Accordingly, as of October 1, 2021, we had five reporting units, Automotive, HVOR, Industrial Solutions, Aerospace, and Clean Energy Solutions. With the acquisition of SmartWitness in the fourth quarter of 2021, we formed Sensata Insights, a business unit organized under the HVOR operating segment, to drive growth of our smart and connected offerings to the transportation market, including both those developed organically and through the acquisition of Xirgo and SmartWitness. We concluded that Sensata Insights was a separate reporting unit from HVOR. Accordingly, as of December 31, 2021, we had six reporting units, Automotive, HVOR, Sensata Insights, Industrial Solutions, Aerospace, and Clean Energy Solutions.
We have concluded that these reorganizations have not impacted our reportable or operating segment evaluations. We reassigned assets and liabilities, including goodwill, to these new reporting units as required by FASB ASC Topic 350. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the formation of these reporting units and determined that they were not impaired.
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

Evaluation of goodwill for impairment. We have the option to first assess qualitative factors to determine whether a quantitative analysis must be performed. The objective of a qualitative analysis is to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this assessment based on macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant factors as applicable. If we elect not to use this option, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we prepare a discounted cash flow analysis to determine whether the carrying value of the reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, we recognize an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB ASC Topic 350.
We evaluated the goodwill of each reporting unit for impairment as of October 1, 2021 using a combination of the quantitative and qualitative methods. As a result of this evaluation we determined that none of our reporting units were impaired. For reporting units that were evaluated using the quantitative method, we estimated the fair values of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future net cash flows for the reporting unit for the subsequent five fiscal years (the "Discrete Projection Period"). We estimated the value of the net cash flows beyond the fifth fiscal year (the "Terminal Year") by applying a multiple to the projected Terminal Year EBITDA. The net cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital ("WACC") appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future net cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
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
Types of events that could result in a goodwill impairment. As noted above, the assumptions used in the quantitative calculation of fair value of our reporting units, including the long-range forecasts, the selection of the discount rates, and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair values of our reporting units calculated in prior years and could result in a goodwill impairment charge in a future period. We believe that certain factors, such as a future recession, any material adverse conditions in the automotive industry and other industries in which we operate, and other factors identified in Item 1A: Risk Factors included elsewhere in this Report could cause us to revise our long-term projections and could reduce the multiples used to determine Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. Based on the results of this analysis, we do not consider any of our reporting units to be at risk of failing the goodwill impairment test.
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
We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2021 (using the quantitative method) and determined that the estimated fair values of these assets exceeded their carrying values at that date. Should certain assumptions used in the development of the fair values of our indefinite-lived intangible assets change, we may be required to recognize an impairment charge in the future.

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
Evaluation of long-lived assets for impairment
We periodically re-evaluate the carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. We use estimates of undiscounted net cash flows from long-lived assets to determine whether the carrying values of such assets are recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the end-markets we serve. If an asset is determined to be impaired, the impairment is the amount by which its carrying value exceeds its fair value. These evaluations are performed at a level where discrete net cash flows may be attributed to either an individual asset or a group of assets.
Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our provision for (or benefit from) income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax expense, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Management judgment is required in determining various elements of our provision for (or benefit from) income taxes, including the amount of tax benefits on uncertain tax positions, and deferred tax assets that should be recognized.
In accordance with FASB ASC Topic 740, Income Taxes, we record uncertain tax positions on the basis of a two-step process. First, we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. Second, for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating whether our tax positions meet this two-step process. The more-likely-than-not recognition threshold must be met in each reporting period to support continued recognition of any tax benefits claimed, both in the current year, as well as any year which remains open for review by the relevant tax authority at the balance sheet date. Penalties and interest related to uncertain tax positions may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to uncertain tax positions within the provision for (or benefit from) income taxes line of the consolidated statements of operations.
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
Our most difficult and subjective judgments and estimates relate to the valuation of our benefit obligations. Benefit obligations represent the actuarial present value of all benefits attributed by the pension formula as of the measurement date to employee service rendered before that date and can be categorized as projected benefit obligations or accumulated benefit obligations. The value of projected benefit obligations takes into consideration various actuarial assumptions, including future compensation levels and the probability of payment between the measurement date and the expected date of payment. Accumulated benefit obligations differ from projected benefit obligations only in that they include no assumptions about future compensation levels.
The most significant assumptions used to determine a plan's funded status and net periodic benefit cost relate to discount rate, expected return on plan assets, and rate of increase in healthcare costs. These assumptions are reviewed annually. Refer to Note 13: Pension and Other Post-Retirement Benefits of our Financial Statements included elsewhere in this Report for additional information related to the values determined for each of these assumptions in the last three fiscal years.
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
Other assumptions used include risk-free interest rate and expected dividend yield. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related stock option grant. This assumption is dependent on the assumed expected term. The dividend yield of 0% is based on our history of having never declared or paid any dividends on our ordinary shares, as well as our intention, at the time of grant, of not declaring dividends in the foreseeable future. Refer to Item 5: Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities included elsewhere in this Report for additional information related to limitations on our ability to pay dividends.
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
Recently Issued Accounting Standards
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments in FASB ASU No. 2021-08 require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC Topic 606 as if it had originated the contracts. Previous guidance required an entity to recognize contract assets and contract liabilities at fair value as of the acquisition date. The amendments in FASB ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have elected to early adopt FASB ASU No. 2021-08 in the fourth quarter of 2021, and in accordance with the requirements of FASB ASU No. 2021-08 related to early adoption in an interim period, we have applied its provisions retrospectively to all acquisitions completed on or after January 1, 2021 and will apply them prospectively to all future acquisitions. There was no retrospective impact on our financial statements resulting from this adoption. Any future impact will be dependent on facts and circumstances of future acquisitions.
There have been no other recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in foreign currency exchange rates because we transact in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these foreign currency exchange rates and commodity prices may have an impact on future cash flows and earnings. We monitor our exposure to these risks and may employ derivative financial instruments to limit the volatility to earnings and cash flows generated by these exposures. We employ derivative contracts that may or may not be designated for hedge accounting treatment under FASB ASC Topic 815, Derivatives and Hedging, which can result in volatility to earnings depending upon fluctuations in the underlying markets.
By using derivative instruments, we are subject to credit and market risk. The fair market values of these derivative instruments are based upon valuation models whose inputs are derived using market observable inputs, including foreign currency exchange and commodity spot and forward rates, and reflect the asset and liability positions as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty is liable to us, thus creating a receivable risk for us. We are exposed to counterparty credit (or repayment) risk in the event of non-performance by counterparties to our derivative agreements. We attempt to minimize this risk by entering transactions with major financial institutions of investment grade credit rating.

Interest Rate Risk
As discussed further in Note 14: Debt of our Financial Statements included elsewhere in this Report, the Credit Agreement provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability under which additional secured credit facilities could be issued under certain circumstances.
The Term Loan accrues interest at a variable rate that is currently based on London Interbank Offered Rate ("LIBOR"), plus an interest rate margin, in accordance with the terms of the Credit Agreement.
Sensitivity Analysis
As of December 31, 2021, we had an outstanding balance on the Term Loan (excluding debt discount and deferred financing costs) of $451.5 million. The applicable interest rate associated with the Term Loan at December 31, 2021 was 1.87%. An increase of 100 basis points in this rate would result in additional interest expense of $3.9 million in fiscal year 2022. An additional 100 basis point increase in this rate would result in incremental interest expense of $8.2 million in fiscal year 2022.
As of December 31, 2020, we had an outstanding balance on the Term Loan (excluding debt discount and deferred financing costs) of $456.1 million. The applicable interest rate associated with the Term Loan at December 31, 2020 was 1.90%. An increase of 100 basis points in this rate would have resulted in additional interest expense of $4.4 million in fiscal year 2021. An additional 100 basis point increase in this rate would have resulted in incremental interest expense of $8.7 million in fiscal year 2021.
Foreign Currency Risk
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows, and for non-trading purposes, we enter into foreign currency exchange rate derivatives that qualify as cash flow hedges, and that are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also enter into foreign currency forward contracts that are not designated for hedge accounting purposes. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the foreign currency forward contracts outstanding as of December 31, 2021.
Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2021 and 2020 and the estimated impact to future pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

		(Decrease)/Increase to Future Pre-tax Earnings Due to:
(In millions)	Net Asset/(Liability) Balance as of December 31, 2021	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$17.8	$(45.3)	$45.3
Chinese Renminbi	$(0.6)	$(19.9)	$19.9
Japanese Yen	$0.0	$0.5	$(0.5)
Korean Won	$0.6	$(1.9)	$1.9
Malaysian Ringgit	$0.0	$0.6	$(0.6)
Mexican Peso	$4.5	$17.3	$(17.3)
British Pound Sterling	$(0.3)	$7.8	$(7.8)

		(Decrease)/Increase to Future Pre-tax Earnings Due to:
(In millions)	Net (Liability)/Asset Balance as of December 31, 2020	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$(21.3)	$(41.9)	$41.9
Chinese Renminbi	$(2.2)	$(16.5)	$16.5
Japanese Yen	$0.0	$0.9	$(0.9)
Korean Won	$(1.0)	$(1.5)	$1.5
Malaysian Ringgit	$0.0	$0.5	$(0.5)
Mexican Peso	$12.3	$15.9	$(15.9)
British Pound Sterling	$3.7	$7.5	$(7.5)

Commodity Risk
We are exposed to the potential change in prices associated with certain commodities used in the manufacturing of our products. We offset a portion of this exposure by entering forward contracts that fix the price at a future date for various notional amounts associated with these commodities. These forward contracts are not designated as accounting hedges. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the commodity forward contracts outstanding as of December 31, 2021.
Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2021 and 2020 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the related forward price for each commodity:

	Net (Liability)/Asset Balance as of December 31, 2021	Average Forward Price Per Unit as of December 31, 2021	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$(1.7)	$23.24	$2.8	$(2.8)
Gold	$0.0	$1,827.45	$1.7	$(1.7)
Nickel	$0.3	$9.32	$0.2	$(0.2)
Aluminum	$0.6	$1.25	$0.5	$(0.5)
Copper	$1.1	$4.37	$2.9	$(2.9)
Platinum	$(1.0)	$952.76	$1.2	$(1.2)
Palladium	$(0.8)	$1,872.73	$0.3	$(0.3)

	Net Asset Balance as of December 31, 2020	Average Forward Price Per Unit as of December 31, 2020	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$4.4	$26.47	$2.0	$(2.0)
Gold	$1.2	$1,901.03	$1.4	$(1.4)
Nickel	$0.2	$7.58	$0.1	$(0.1)
Aluminum	$0.1	$0.91	$0.2	$(0.2)
Copper	$1.2	$3.52	$0.6	$(0.6)
Platinum	$1.1	$1,064.51	$0.8	$(0.8)
Palladium	$0.4	$2,423.24	$0.2	$(0.2)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding plc are included in this Annual Report on Form 10-K:
2.Financial Statement Schedules
The following schedules are included elsewhere in this Annual Report on Form 10-K:

Schedule I — Condensed Financial Information of the Registrant	126

Schedule II — Valuation and Qualifying Accounts	131
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding plc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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

Valuation of goodwill
Description of the Matter	As of December 31, 2021, the Company’s goodwill balance was $3.5 billion. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level. The Company evaluated goodwill for impairment as of October 1, 2021. The Company used a combination of the quantitative and qualitative methods to assess their reporting units for impairment.

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
As discussed in Note 7, at December 31, 2021, the Company had approximately $223.8 million of unrecognized tax benefits associated with uncertain tax positions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition.

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

To test the amounts recorded as uncertain tax positions we involved our tax professionals to evaluate the technical merits of the Company’s income tax positions. Our procedures included, among others, evaluating income tax technical analysis or other third-party advice obtained by the Company and inspecting correspondence, assessments and settlements from the relevant tax authorities. We also applied our knowledge and experience with the application of federal, foreign and state income tax laws to evaluate the Company’s accounting for those tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also evaluated the Company’s income tax disclosures included in Note 7 in relation to these matters.

Accounting for Acquisitions – Valuation of Identified Intangibles
Description of the Matter
As described in Note 21 to the consolidated financial statements, the Company completed several acquisitions during 2021. The most significant of these were (1) the acquisition of Xirgo Technologies, LLC (Xirgo) for an aggregate cash purchase price of $401.7 million, and (2) the acquisition of SmartWitness Holdings, Inc. (SmartWitness) for an aggregate cash purchase price of $204.2 million. These transactions are accounted for as business combinations. With respect to SmartWitness, the allocation of purchase price is preliminary and is subject to revision as the final valuations are completed.

Auditing the Company's accounting for its acquisitions of Xirgo and SmartWitness was complex due to the significant estimation required by management in determining the fair value of identifiable intangible assets, which on a combined basis principally consisted of customer relationship and completed technology intangible assets of $222.6 million and $96.2 million, respectively. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used the income approach to measure the customer relationship and completed technology intangible assets. The significant assumptions used to estimate the fair value of these intangible assets included the expected discounted future net cash flows generated by each asset. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for valuing intangible assets acquired in business combinations. For example, we tested controls over the appropriateness of the valuation model, assumptions management used as well as controls over the completeness and accuracy of the data underlying the valuation of the customer relationship and completed technology intangible assets.

To test the estimated fair value of the customer relationship and completed technology intangible assets, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data supporting the significant assumptions and estimates used by the Company in the valuations. We tested significant assumptions through a combination of procedures, as applicable for each assumption, including comparing them to current and forecasted industry trends, as well as to the historical results of the acquired businesses and other guideline companies within the same industry. With the assistance of our valuation specialists, we evaluated the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
Boston, Massachusetts
February 10, 2022

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,708,955	$1,861,980
Accounts receivable, net of allowances of $17,003 and $19,033 as of December 31, 2021 and 2020, respectively	653,438	576,647
Inventories	588,231	451,005
Prepaid expenses and other current assets	126,370	90,340
Total current assets	3,076,994	2,979,972
Property, plant and equipment, net	820,933	803,825
Goodwill	3,502,063	3,111,349
Other intangible assets, net	946,731	691,549
Deferred income tax assets	105,028	84,785
Other assets	162,017	172,722
Total assets	$8,613,766	$7,844,202
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$6,833	$757,205
Accounts payable	459,093	393,907
Income taxes payable	26,517	19,215
Accrued expenses and other current liabilities	343,816	324,830
Total current liabilities	836,259	1,495,157
Deferred income tax liabilities	339,273	259,857
Pension and other post-retirement benefit obligations	38,758	48,002
Finance lease and other financing obligations, less current portion	26,564	27,931
Long-term debt, net	4,214,946	3,213,747
Other long-term liabilities	63,232	94,022
Total liabilities	5,519,032	5,138,716
Commitments and contingencies (Note 15)
Shareholders' equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized and 174,287 and 173,266 shares issued as of December 31, 2021 and 2020, respectively	2,232	2,220
Treasury shares, at cost, 16,438 and 15,631 shares as of December 31, 2021 and 2020, respectively	(832,439)	(784,596)
Additional paid-in capital	1,812,244	1,759,668
Retained earnings	2,132,257	1,777,729
Accumulated other comprehensive loss	(19,560)	(49,535)
Total shareholders' equity	3,094,734	2,705,486
Total liabilities and shareholders' equity	$8,613,766	$7,844,202
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2021	2020	2019
Net revenue	$3,820,806	$3,045,578	$3,450,631
Operating costs and expenses:
Cost of revenue	2,542,434	2,119,044	2,267,433
Research and development	159,072	131,429	148,425
Selling, general and administrative	336,989	294,725	281,442
Amortization of intangible assets	134,129	129,549	142,886
Restructuring and other charges, net	14,942	33,094	53,560
Total operating costs and expenses	3,187,566	2,707,841	2,893,746
Operating income	633,240	337,737	556,885
Interest expense, net	(179,291)	(171,757)	(158,554)
Other, net	(40,032)	(339)	(7,908)
Income before taxes	413,917	165,641	390,423
Provision for income taxes	50,337	1,355	107,709
Net income	363,580	164,286	282,714
Basic net income per share	$2.30	$1.04	$1.76
Diluted net income per share	$2.28	$1.04	$1.75

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2021	2020	2019
Net income	$363,580	$164,286	$282,714
Other comprehensive income/(loss), net of tax:
Cash flow hedges	23,564	(23,279)	7,362
Defined benefit and retiree healthcare plans	6,411	(5,772)	(1,668)
Other comprehensive income/(loss)	29,975	(29,051)	5,694
Comprehensive income	393,555	135,235	288,408
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$363,580	$164,286	$282,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,959	125,680	115,862
Amortization of debt issuance costs	6,858	6,854	7,804
Share-based compensation	25,663	19,125	18,757
Loss on debt financing	30,066	—	4,364
Amortization of intangible assets	134,129	129,549	142,886
Deferred income taxes	(5,270)	(44,900)	27,623
Acquisition-related deferred compensation payments	(15,630)	—	—
Unrealized loss on derivative instruments and other	13,837	4,709	30,292
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(48,106)	(16,668)	26,605
Inventories	(119,961)	58,390	(10,924)
Prepaid expenses and other current assets	6,624	36,431	10,073
Accounts payable and accrued expenses	35,333	90,479	(34,563)
Income taxes payable	8,602	(16,019)	2,308
Other	(6,533)	1,859	(4,239)
Net cash provided by operating activities	554,151	559,775	619,562
Cash flows from investing activities:
Acquisitions, net of cash received	(736,077)	(64,432)	(32,465)
Additions to property, plant and equipment and capitalized software	(144,403)	(106,719)	(161,259)
Investment in debt and equity securities	(5,533)	(22,963)	(9,950)
Other	3,919	12,022	(5,103)
Net cash used in investing activities	(882,094)	(182,092)	(208,777)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	26,290	15,457	15,150
Payment of employee restricted stock tax withholdings	(9,048)	(2,911)	(6,990)
Proceeds from borrowings on debt	1,001,875	1,150,000	450,000
Payments on debt	(763,263)	(408,914)	(464,605)
Payments to repurchase ordinary shares	(47,843)	(35,175)	(350,004)
Payments of debt financing costs	(33,093)	(8,279)	(10,050)
Net cash provided by/(used in) financing activities	174,918	710,178	(366,499)
Net change in cash and cash equivalents	(153,025)	1,087,861	44,286
Cash and cash equivalents, beginning of year	1,861,980	774,119	729,833
Cash and cash equivalents, end of year	$1,708,955	$1,861,980	$774,119
Supplemental cash flow items:
Cash paid for interest	$188,857	$164,494	$169,543
Cash paid for income taxes	$66,642	$65,823	$61,031
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2018	171,719	$2,203	(7,571)	$(399,417)	$1,691,190	$1,340,636	$(26,178)	$2,608,434
Surrender of shares for tax withholding	—	—	(149)	(6,990)	—	—	—	(6,990)
Stock options exercised	537	6	—	—	15,144	—	—	15,150
Vesting of restricted securities	454	5	—	—	—	(5)	—	—
Repurchase of ordinary shares	—	—	(7,162)	(350,004)	—	—	—	(350,004)
Retirement of ordinary shares	(149)	(2)	149	6,990	—	(6,988)	—	—
Share-based compensation	—	—	—	—	18,757	—	—	18,757
Net income	—	—	—	—	—	282,714	—	282,714
Other comprehensive income	—	—	—	—	—	—	5,694	5,694
Balance as of December 31, 2019	172,561	2,212	(14,733)	(749,421)	1,725,091	1,616,357	(20,484)	2,573,755
Surrender of shares for tax withholding	—	—	(96)	(2,911)	—	—	—	(2,911)
Stock options exercised	452	5	—	—	15,452	—	—	15,457
Vesting of restricted securities	349	4	—	—	—	(4)	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	(96)	(1)	96	2,911	—	(2,910)	—	—
Share-based compensation	—	—	—	—	19,125	—	—	19,125
Net income	—	—	—	—	—	164,286	—	164,286
Other comprehensive loss	—	—	—	—	—	—	(29,051)	(29,051)
Balance as of December 31, 2020	173,266	2,220	(15,631)	(784,596)	1,759,668	1,777,729	(49,535)	2,705,486
Surrender of shares for tax withholding	—	—	(155)	(9,048)	—	—	—	(9,048)
Stock options exercised	707	8	—	—	26,913	—	—	26,921
Vesting of restricted securities	469	6	—	—	—	(6)	—	—
Repurchase of ordinary shares	—	—	(807)	(47,843)	—	—	—	(47,843)
Retirement of ordinary shares	(155)	(2)	155	9,048	—	(9,046)	—	—
Share-based compensation	—	—	—	—	25,663	—	—	25,663
Net income	—	—	—	—	—	363,580	—	363,580
Other comprehensive income	—	—	—	—	—	—	29,975	29,975
Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation
Description of Business
The accompanying audited consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc ("Sensata plc"), a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," and "us."
We are a global industrial technology company that develops, manufactures, and sells sensors, electrical protection components, and other products that are used in mission-critical systems and applications that create valuable business insights for our customers and end users. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. These actionable insights lead to products that are safer, cleaner, more efficient, more electrified, and increasingly more connected. Our electrical protection component portfolio is comprised of various switches, fuses, battery management systems, inverters, energy storage systems, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety.
Sensata plc conducts its operations through subsidiary companies that operate business and product development centers primarily in Belgium, Bulgaria, China, Denmark, India, Japan, Lithuania, the Netherlands, South Korea, the United Kingdom (the "U.K."), and the United States (the "U.S."); and manufacturing operations primarily in Bulgaria, China, Malaysia, Mexico, the U.K., and the U.S.
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. Refer to Note 20: Segment Reporting for additional information related to each of our segments.
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and present separately our financial position, results of operations, comprehensive income, cash flows, and changes in shareholders’ equity.
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
Estimates are used when accounting for certain items such as allowance for doubtful accounts and sales returns, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of certain equity awards and the measurement of share-based compensation, the determination of accrued expenses, certain asset valuations, accounting for income taxes, the useful lives of plant and equipment, measurement of our post-retirement benefit obligations, and with respect to business combinations, valuation of contingent consideration, and the identification, valuation, and determination of useful lives of acquired identifiable intangible assets. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. In order to achieve this, we use the five-step model outlined in

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. This five-step model requires us to identify the contract with the customer, identify the performance obligation(s) in the contract, determine the transaction price, allocate the transaction price to the performance obligation(s), and recognize revenue when (or as) we satisfy the performance obligation(s).
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
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials, which is not considered a distinct performance obligation in accordance with FASB ASC Topic 606. Depending on the product, we generally provide such warranties for a period of three years after the date we ship the product to our original equipment manufacturer ("OEM") customers or for a period of twelve months after the date the customer resells our product to the end consumer, whichever comes first. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit. We do not offer separately priced extended warranty or product maintenance contracts.
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
Refer to Note 3: Revenue Recognition for additional information related to the net revenue recognized in the consolidated statements of operations.
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
•Expected dividend yield. The dividend yield of 0% is based on our history of having never declared or paid any dividends on our ordinary shares, as well as our intention, at the time of grant, of not declaring dividends in the foreseeable future.
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
Refer to Note 4: Share-Based Payment Plans for additional information related to share-based compensation.
Financial Instruments
Our material financial instruments include derivative instruments, debt instruments, equity investments, and trade accounts receivable.
Derivative financial instruments
We account for our derivative financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement and FASB ASC Topic 815, Derivatives and Hedging. In accordance with FASB ASC Topic 815, we recognize all derivatives on the balance sheet at fair value. The fair value of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected net cash flows of each instrument. These analyses utilize observable market-based inputs, including foreign currency exchange rates and commodity forward curves, and reflect the contractual terms of these instruments, including the period to maturity.
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
The accounting for changes in the fair value of our cash flow hedges depends on whether we have elected to designate the derivative as a hedging instrument for accounting purposes and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In accordance with FASB ASC Topic 815, both the effective and ineffective portions of changes in the fair value of derivatives designated and qualifying as cash flow hedges are recognized in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized immediately in other, net. Refer to Note 16: Shareholders' Equity and Note 19: Derivative Instruments and Hedging Activities for additional information related to the reclassification of amounts from accumulated other comprehensive loss into earnings.

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
Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to our derivative instruments.
Debt Instruments
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
In accounting for debt financing transactions, we apply the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments. Our evaluation of the accounting under FASB ASC Subtopic 470-50 is done on a creditor by creditor basis in order to determine if the terms of the debt are substantially different and, as a result, whether to apply modification or extinguishment accounting. In the event that an individual holder of existing debt did not invest in new debt, we apply extinguishment accounting. Borrowings associated with individual holders of new debt that are not holders of existing debt are accounted for as new issuances.
Refer to Note 14: Debt for additional information related to our debt instruments and transactions.
Equity Investments
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
Refer to Note 18: Fair Value Measures for additional information related to our measurement of financial instruments, including equity investments.
Trade accounts receivable
Trade accounts receivable are recognized at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. We estimate an allowance for credit losses on trade accounts receivable at an amount that represents our estimated expected credit losses over the lifetime of our receivables. Our contract terms generally require the customer to make payment shortly after (that is, less than one year) the shipment date. Our largest customer accounted for approximately 6% of our net revenue for the year ended December 31, 2021.

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
Goodwill
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
We have the option to first assess qualitative factors to determine whether a quantitative analysis must be performed. The objective of a qualitative analysis is to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this assessment based on macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant factors as applicable. If we elect not to use this option, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we prepare a discounted cash flow analysis to determine whether the carrying value of reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, we recognize an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB ASC Topic 350.

Indefinite-lived intangible assets
Similar to goodwill, we perform an annual impairment review of our indefinite-lived intangible assets in the fourth quarter of each fiscal year, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect not to use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment analysis in which we estimate the fair value of the indefinite-lived intangible asset and compare that amount to its carrying value. In this analysis, we estimate the fair value by using the relief-from-royalty method, in which we make assumptions about future conditions impacting the fair value of our indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, and royalty rates. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets.
Definite-lived intangible assets
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
Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information related to our goodwill and other intangible assets.
Income Taxes
We estimate our provision for (or benefit from) income taxes in each of the jurisdictions in which we operate. The provision for (or benefit from) income taxes includes both our current and deferred tax expense. Our deferred tax expense is measured using the asset and liability method, under which deferred income taxes are recognized to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse or settle. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in the consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.
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
In accordance with FASB ASC Topic 740, Income Taxes, we record uncertain tax positions on the basis of a two-step process. First, we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. Second, for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating whether our tax positions meet this two-step process. The more-likely-than-not recognition threshold must be met in each reporting period to support continued recognition of any tax benefits claimed, both in the current year, as well as any year which remains open for review by the relevant tax authority at the balance sheet date. Penalties and interest related to uncertain tax positions may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to uncertain tax positions within the provision for (or benefit from) income taxes line of the consolidated statements of operations.
Refer to Note 7: Income Taxes for additional information related to our income taxes.

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
Changes to benefit obligations may also be initiated by a settlement or curtailment. A settlement of a defined benefit obligation is an irrevocable transaction that relieves us (or the plan) of primary responsibility for the defined benefit obligation and eliminates significant risks related to the obligation and the assets used to carry out the settlement. The settlement of all or more than a minor portion of the pension obligation constitutes an event that requires recognition of all or part of the net actuarial gains or losses deferred in accumulated other comprehensive loss. Our policy is to apply settlement accounting to the extent our year-to date settlements for a given plan exceed the sum of our forecasted full year service cost and interest cost for that particular plan.
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
Contributions made to pension and other post-retirement benefit plans are presented as a component of operating cash flows within the consolidated statements of cash flows.
We present the service cost component of net periodic benefit cost in the cost of revenue, research and development ("R&D"), and SG&A expense line items, and we present the non–service components of net periodic benefit cost in other, net.
Refer to Note 13: Pension and Other Post-Retirement Benefits for additional information related to our pension and other post-retirement benefit plans.

Inventories
Inventories are stated at the lower of cost or estimated net realizable value. The cost of raw materials, work-in-process, and finished goods is determined based on a first-in, first-out basis and includes material, labor, and applicable manufacturing overhead. We conduct quarterly inventory reviews for salability and obsolescence, and inventories considered unlikely to be sold are adjusted to net realizable value.
Refer to Note 9: Inventories for additional information related to our inventory balances.
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
Refer to Note 10: Property, Plant and Equipment, Net for additional information related to our PP&E balances.
Leases
We account for leases in accordance with the guidance in FASB ASC Topic 842, Leases. We enter into lease agreements for many of our facilities around the world. We occupy leased facilities with initial terms ranging up to 20 years. Our lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance, and maintenance costs.
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
Net cash flows from operating activities include (1) interest on finance lease liabilities and (2) payments arising from operating leases. Net cash flows from financing activities include repayments of the principal portion of finance lease liabilities.
We also lease certain vehicles and equipment, which generally have a term of one year or less. We have elected to account for leases with a term of one year or less (short-term leases) using a method similar to the operating lease model under FASB ASC Topic 840, Leases (i.e. they are not recorded on the consolidated balance sheets) as permitted by FASB ASC Topic 842.
Refer to Note 17: Leases for additional information related to amounts recognized in the consolidated financial statements related to our leases.

Foreign Currency
We derive a significant portion of our net revenue from markets outside of the U.S. For financial reporting purposes, the functional currency of almost all of our subsidiaries is the USD because of the significant influence of the USD on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the USD. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than USD are adjusted to USD using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the consolidated statements of operations. The impact of currency translation adjustment for subsidiaries with a functional currency other than USD is not material.
Cash and Cash Equivalents
Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have original maturities of three months or less.
Recently issued accounting standards:
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments in FASB ASU No. 2021-08 require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB ASC Topic 606 as if it had originated the contracts. Previous guidance required an entity to recognize contract assets and contract liabilities at fair value as of the acquisition date. The amendments in FASB ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have elected to early adopt FASB ASU No. 2021-08 in the fourth quarter of 2021, and in accordance with the requirements of FASB ASU No. 2021-08 related to early adoption in an interim period, we have applied its provisions retrospectively to all acquisitions completed on or after January 1, 2021 and will apply them prospectively to all future acquisitions. There was no retrospective impact on our financial statements resulting from this adoption. Any future impact will be dependent on facts and circumstances of future acquisitions.
There have been no other recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
3. Revenue Recognition
We recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. The vast majority of our revenue is derived from the sale of tangible products whereby control of the product transfers to the customer at a point in time, we recognize revenue at a point in time, and the underlying contract is a purchase order that establishes a firm purchase commitment for a short period of time. Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials. We do not offer separately priced extended warranty or product maintenance contracts. Refer to Note 2: Significant Accounting Policies for additional information.
We have elected to apply certain practical expedients that allow for more limited disclosures than those that would otherwise be required by FASB ASC Topic 606, including (1) the disclosure of transaction price allocated to the remaining unsatisfied performance obligations at the end of the period and (2) an explanation of when we expect to recognize the related revenue.

We believe that our end-markets are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net revenue disaggregated by segment and end-market for the years ended December 31, 2021, 2020, and 2019:

	Performance Sensing			Sensing Solutions			Total
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net revenue:
Automotive	$2,018,056	$1,715,749	$1,986,537	$44,351	$35,621	$42,446	$2,062,407	$1,751,370	$2,028,983
HVOR (1)	829,852	508,061	559,479	—	—	—	829,852	508,061	559,479
Industrial	—	—	—	413,885	336,506	351,942	413,885	336,506	351,942
Appliance and HVAC (2)	—	—	—	243,938	189,782	201,745	243,938	189,782	201,745
Aerospace	—	—	—	134,735	136,167	176,505	134,735	136,167	176,505
Other	—	—	—	135,989	123,692	131,977	135,989	123,692	131,977
Net revenue	$2,847,908	$2,223,810	$2,546,016	$972,898	$821,768	$904,615	$3,820,806	$3,045,578	$3,450,631
__________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning
In addition, refer to Note 20: Segment Reporting for a presentation of net revenue disaggregated by product category and geographic region.
Contract Assets and Liabilities
Accounts receivable represent our only contract asset. Contract liabilities, whereby we receive payment from customers related to our promise to satisfy performance obligations in the future, are not material.
4. Share-Based Payment Plans
At our Annual General Meeting held on May 27, 2021, our shareholders approved the Sensata Technologies Holding plc 2021 Equity Incentive Plan (the "2021 Equity Plan"), which replaced the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2021 Equity Plan is substantially similar to the 2010 Equity Plan with some updates based on changes in law and current practices. The purpose of the 2021 Equity Plan is to promote the long-term growth, profitability, and interests of the Company and its shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring our future success. All awards granted subsequent to this approval were made under the 2021 Equity Plan. The 2010 Equity Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding in accordance with their terms. As of December 31, 2021, there were 5.7 million ordinary shares authorized and available for grants of awards under the 2021 Equity Plan.
Refer to Note 2: Significant Accounting Policies for additional information related to our share-based compensation accounting policies.
Share-Based Compensation Awards
We grant option, restricted stock unit ("RSU"), and performance-based restricted stock unit ("PRSU") awards. Awards prior to May 27, 2021 were granted under the 2010 Equity Plan. Awards subsequent to May 27, 2021 were granted under the 2021 Equity Plan. For option and RSU awards, vesting is typically subject only to service conditions. For PRSU awards, vesting is also subject to service conditions, however the number of awarded units that ultimately vest also depends on the attainment of certain predefined performance criteria. Our awards include continued vesting provisions for retirement-eligible employees. Throughout this Annual Report on Form 10-K, RSU and PRSU awards are often referred to collectively as "restricted securities."

Options
A summary of stock option activity for the years ended December 31, 2021, 2020, and 2019 is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Number of Options (thousands)	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	3,702	$38.89	5.3	$27,846
Granted	382	$46.92
Forfeited or expired	(83)	$48.92
Exercised	(537)	$28.21		$11,690
Balance as of December 31, 2019	3,464	$41.19	5.0	$44,696
Forfeited or expired	(155)	$48.30
Exercised	(452)	$34.22		$5,117
Balance as of December 31, 2020	2,857	$41.90	4.4	$31,955
Forfeited or expired	(15)	$49.93
Exercised	(707)	$38.07		$14,264
Balance as of December 31, 2021	2,135	$43.11	3.9	$39,660
Options vested and exercisable as of December 31, 2021	1,941	$42.61	3.6	$37,037
Vested and expected to vest as of December 31, 2021	2,121	$43.08	3.9	$39,481
A summary of the status of our unvested options as of December 31, 2021 and of the changes during the year then ended is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Number of Options (thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2020	412	$15.22
Vested during the year	(203)	$12.17
Forfeited during the year	(15)	$15.01
Balance as of December 31, 2021	194	$18.40
The fair value of stock options that vested during the years ended December 31, 2021, 2020, and 2019 was $2.5 million, $4.4 million, and $7.8 million, respectively.
Option awards granted to employees generally vest 25% per year over four years from the grant date. We recognize compensation expense for options on a straight-line basis over the requisite service period, which is generally the same as the vesting period. The options generally expire ten years from the date of grant.
For options granted prior to April 2019, except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us, options not yet vested generally expire and are forfeited at the termination date, and options that are fully vested generally expire 90 days after termination of the participant’s employment. Exclusions to the general policy for terminated employees include termination for cause (in which case the options expire on the participant’s termination date) and termination due to death or disability (in which case any unvested options shall immediately vest and expire one year after the participant’s termination date). For options granted in or after April 2019, the same terms apply, except that in the event of termination due to a qualified retirement, options not yet vested will continue to vest and will expire ten years from the grant date.

We did not grant any options in the years ended December 31, 2021 or 2020. The weighted-average grant-date fair value per option granted during the year ended December 31, 2019 was $13.90. The fair value of options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted-average key assumptions used in estimating the grant-date fair value of options for the year ended December 31, 2019 were as follows:

For the year ended December 31, 2019
Expected dividend yield	0.00%
Expected volatility	25.00%
Risk-free interest rate	2.35%
Expected term (years)	6.0
Fair value per share of underlying ordinary shares	$46.92
Restricted Securities
Starting in April 2020, we grant RSU awards that vest ratably over three years and PRSU awards that cliff vest three years after the grant date. Previously, we granted RSU and PRSU awards each of which cliff vested three years after the grant date.
In the event of a qualifying termination, any unvested restricted securities that would have otherwise vested within the next six months vest in full on the termination date, and in the event of termination by reason of a covered retirement, any unvested restricted securities remain outstanding on the termination date and subject to continued vesting. For PRSU awards, the number of units that ultimately vest depends on the extent to which certain performance criteria, described in the table below, are met.
A summary of restricted securities granted in the years ended December 31, 2021, 2020, and 2019 is presented below:

			Percentage Range of Units That May Vest (1)
			0.0% to 150.0%		0.0% to 172.5%		0.0% to 200.0%
(Awards in thousands)	RSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value
2021	413	$58.29	170	$58.56	—	$—	76	$57.04
2020	806	$29.06	—	$—	401	$28.22	—	$—
2019	298	$47.73	76	$46.92	138	$46.92	—	$—
__________________________
(1)    Represents the percentage range of PRSU award units granted that may vest according to the terms of the awards. The amounts presented within this table do not reflect our current assessment of the probable outcome of vesting based on the achievement or expected achievement of performance conditions.
Compensation expense for the year ended December 31, 2021 reflects our estimate of the probable outcome of the performance conditions associated with the PRSU awards granted in the years ended December 31, 2021, 2020, and 2019.

A summary of activity related to outstanding restricted securities for the years ended December 31, 2021, 2020, and 2019 is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Restricted Securities (thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2018	1,119	$44.66
Granted (1)	555	$46.73
Forfeited	(115)	$47.07
Vested	(454)	$39.62
Balance as of December 31, 2019	1,105	$47.51
Granted	1,207	$28.78
Forfeited	(284)	$37.89
Vested	(349)	$43.54
Balance as of December 31, 2020	1,679	$36.49
Granted	659	$58.21
Forfeited	(348)	$41.00
Vested	(469)	$38.36
Balance as of December 31, 2021	1,521	$43.31
__________________________
(1)    Includes 43 thousand PRSU awards granted due to greater than 100% vesting.
Aggregate intrinsic value information for restricted securities as of December 31, 2021, 2020, and 2019 is presented below:

	As of December 31,
	2021	2020	2019
Outstanding	$93,830	$88,534	$59,526
Expected to vest	$69,798	$58,675	$34,717
The weighted-average remaining periods over which the restrictions will lapse as of December 31, 2021, 2020, and 2019 are as follows:

	As of December 31,
	2021	2020	2019
Outstanding	1.0	1.1	1.1
Expected to vest	1.0	1.1	1.0
The expected to vest restricted securities are calculated based on the application of a forfeiture rate assumption to all outstanding restricted securities as well as our assessment of the probability of meeting the required performance conditions that pertain to the PRSU awards.
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the consolidated statements of operations, for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Stock options	$1,389	$2,868	$6,552
Restricted securities	24,274	16,257	12,205
Share-based compensation expense	$25,663	$19,125	$18,757
In the years ended December 31, 2021, 2020, and 2019, we recognized $3.2 million, $2.5 million, and $3.2 million, respectively, of income tax benefit associated with share-based compensation expense.

The table below presents unrecognized compensation expense at December 31, 2021 for each class of award and the remaining expected term for this expense to be recognized:

	Unrecognized Compensation Expense	Expected Recognition (years)
Options	$3,507	0.4
Restricted securities	28,039	1.3
Total unrecognized compensation expense	$31,546
5. Restructuring and Other Charges, Net
On June 30, 2020, in response to the potential long-term impact of the global financial and health crisis caused by the COVID-19 pandemic on our business, we committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”) consisting of voluntary and involuntary reductions-in-force and certain site closures. The Q2 2020 Global Restructure Program was commenced in order to align our cost structure to the then anticipated future demand outlook. We have completed all actions contemplated thereunder, with approximately 840 positions impacted. Since inception of the Q2 2020 Global Restructure Program, we have recognized cumulative costs of $33.2 million, of which $28.4 million related to severance charges and $4.8 million related to facility and other exit costs. As of December 31, 2021, we have a liability of approximately $3.9 million related to actions taken under this plan. We expect to settle these remaining liabilities with cash on hand.
Charges recognized in the years ended December 31, 2021 and 2020 resulting from the Q2 2020 Global Restructure Program are presented by impacted segment below. However, as discussed in Note 20: Segment Reporting, restructuring and other charges, net are excluded from segment operating income.

	For the year ended December 31,
	2021	2020
Performance Sensing (1)	$2,584	9,073
Sensing Solutions (2)	5,898	6,445
Corporate and other	(1,362)	8,940
Q2 2020 Global Restructure Program, net	$7,120	$24,458
__________________________
(1)    Approximately $1.2 million of these charges for the year ended December 31, 2021 relate to site closures. There were no site closures related to Performance Sensing in the year ended December 31, 2020.
(2)    Approximately $3.8 million and $0.6 million of these charges for the years ended December 31, 2021 and 2020, respectively, relate to site closures.
The following table presents the components of restructuring and other charges, net for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Q2 2020 Global Restructure Program, net	$7,120	$24,458	$—
Other restructuring charges
Severance costs, net (1)	4,504	3,042	29,240
Facility and other exit costs	2,433	1,323	808
Other (2)	885	4,271	23,512
Restructuring and other charges, net	$14,942	$33,094	$53,560
__________________________
(1)    Includes termination benefits provided in connection with workforce reductions of manufacturing, engineering, and administrative positions, including the elimination of certain positions related to site consolidations, net of reversals. The year ended December 31, 2020 primarily related to termination benefits arising from the shutdown and relocation of operating sites in Northern Ireland and Belgium. The year ended December 31, 2019 also included $12.7 million of benefits provided under a voluntary retirement incentive program offered to a limited number of eligible employees in the U.S. and $6.5 million of termination benefits provided under a one-time benefit arrangement related to the shutdown and relocation of an operating site in Germany.

(2)    Represents charges that are not included in one of the other classifications. In the year ended December 31, 2020, we settled intellectual property litigation brought against Schrader by Wasica Finance GmbH ("Wasica") and released $11.7 million of the related liability, which is presented in restructuring and other charges, net. This release largely offset a charge of $12.1 million resulting from a prejudgment interest-related award granted by the court on behalf of Wasica in fiscal year 2020. In the year ended December 31, 2019, we recognized a $17.8 million loss related to the termination of a supply agreement in connection with litigation related to Metal Seal Precision, Ltd.
The following table presents a rollforward of the severance portion of our restructuring obligations for the years ended December 31, 2021 and 2020:

	Q2 Plan	Other	Total
Balance as of December 31, 2019	$—	$14,779	$14,779
Charges, net of reversals	23,824	3,042	26,866
Payments	(13,853)	(13,969)	(27,822)
Foreign currency remeasurement	871	185	1,056
Balance as of December 31, 2020	10,842	4,037	14,879
Charges, net of reversals	2,181	4,504	6,685
Payments	(8,993)	(5,145)	(14,138)
Foreign currency remeasurement	(177)	(16)	(193)
Balance as of December 31, 2021	$3,853	$3,380	$7,233
The severance liability as of December 31, 2021 and 2020 was entirely recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note 12: Accrued Expenses and Other Current Liabilities.
6. Other, Net
The following table presents the components of other, net for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Currency remeasurement gain/(loss) on net monetary assets (1)	$3,449	$10,833	$(6,802)
(Loss)/gain on foreign currency forward contracts (2)	(7,553)	(6,762)	2,225
(Loss)/gain on commodity forward contracts (2)	(2,967)	10,027	4,888
Loss on debt financing (3)	(30,066)	—	(4,364)
Net periodic benefit cost, excluding service cost (4)	(7,528)	(9,980)	(3,186)
Other	4,633	(4,457)	(669)
Other, net	$(40,032)	$(339)	$(7,908)
__________________________
(1)    Relates to the remeasurement of non-USD denominated net monetary assets and liabilities into USD. Refer to Note 2: Significant Accounting Policies — Foreign Currency for additional information.
(2)    Relates to changes in the fair value of derivative financial instruments not designated as cash flow hedges. Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to gains and losses on our commodity and foreign currency forward contracts.
(3)    Refer to Note 14: Debt for additional information related to our debt financing transactions.
(4)    Refer to Note 13: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost included in other, net.
7. Income Taxes
Effective April 27, 2006 (inception), and concurrent with the completion of the acquisition of the Sensors & Controls business ("S&C") of Texas Instruments Incorporated ("TI") (the "2006 Acquisition"), we commenced filing tax returns in the Netherlands as a stand-alone entity. On March 28, 2018, the Company reincorporated its headquarters in the U.K. We file income tax returns in the countries in which our subsidiaries are incorporated and/or operate, including Belgium, Bulgaria, China, France, Germany, Japan, Malaysia, Malta, Mexico, the Netherlands, South Korea, the U.S., and the U.K. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated company, and the realignment of the functions performed and risks assumed by the various subsidiaries, are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.
Refer to Note 2: Significant Accounting Policies for detailed discussion of the accounting policies related to income taxes.
Income before taxes
Income before taxes for the years ended December 31, 2021, 2020, and 2019 was categorized by jurisdiction as follows:

	U.S.	Non-U.S.	Total
2021	$39,947	$373,970	$413,917
2020	$(80,856)	$246,497	$165,641
2019	$13,183	$377,240	$390,423
Provision for income taxes
Provision for income taxes for the years ended December 31, 2021, 2020, and 2019 comprised provisions for (or benefits from) income tax by jurisdiction as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
2021
Current	$1,005	$54,401	$201	$55,607
Deferred	6,261	(12,747)	1,216	(5,270)
Total	$7,266	$41,654	$1,417	$50,337
2020
Current	$(2,624)	$48,572	$307	$46,255
Deferred	(14,776)	(34,252)	4,128	(44,900)
Total	$(17,400)	$14,320	$4,435	$1,355
2019
Current	$5,643	$73,947	$496	$80,086
Deferred	9,687	17,339	597	27,623
Total	$15,330	$91,286	$1,093	$107,709
Effective tax rate reconciliation
The principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the year ended December 31,
	2021	2020	2019
Tax computed at statutory rate of 21%	$86,923	$34,785	$81,989
Foreign tax rate differential	(30,485)	(21,994)	(19,107)
Valuation allowances	20,512	8,869	19,640
Reserve for tax exposure	(16,330)	(171)	20,079
Withholding taxes not creditable	13,259	12,198	9,509
Research and development incentives	(11,067)	(7,408)	(8,410)
Change in tax laws or rates	(7,070)	11,229	5,121
Unrealized foreign currency exchange (gains)/losses, net	(6,137)	2,650	(43)
U.S. state taxes, net of federal benefit	1,119	3,504	863
Intangible property transfers	—	(54,188)	—
Nontaxable items and other	(387)	11,881	(1,932)
Provision for income taxes	$50,337	$1,355	$107,709

Foreign tax rate differential
We operate in locations outside the U.S., including Belgium, Bulgaria, China, Malaysia, Malta, the Netherlands, South Korea, and the U.K., that historically have had statutory tax rates different than the U.S. statutory tax rate. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions. From 2019 through 2021, a subsidiary in Changzhou, China was eligible for a reduced corporate income tax rate of 15%. The impact on current tax expense of the tax holidays and exemptions is included in the foreign tax rate differential disclosure, reconciling the statutory rate to our effective rate. The remeasurement of the deferred tax assets and liabilities is included in the change in tax laws or rates line.
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
Research and development incentives
Certain income of our U.K. subsidiaries is eligible for lower tax rates under the "patent box" regime, resulting in certain of our intellectual property income being taxed at a rate lower than the U.K. statutory tax rate. Qualified investments are eligible for a bonus deduction under China’s R&D super deduction regime. In the U.S., we benefit from R&D credit incentives.
Intangible property transfers
The decrease in our effective tax rate for the year ended December 31, 2020, was primarily due to a net $54.2 million deferred tax benefit in the fourth quarter of 2020 related to intangible property transfers.
Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss, interest expense, and other carryforwards	$393,724	$342,689
Prepaid and accrued expenses	55,794	67,221
Intangible assets and goodwill	87,830	110,382
Pension liability and other	11,278	14,241
Property, plant and equipment	16,290	13,789
Share-based compensation	8,421	9,609
Inventories and related reserves	10,767	9,329
Unrealized exchange loss	805	3,182
Total deferred tax assets	584,909	570,442
Valuation allowance	(225,919)	(202,101)
Net deferred tax asset	358,990	368,341
Deferred tax liabilities:
Intangible assets and goodwill	(493,787)	(480,082)
Tax on undistributed earnings of subsidiaries	(68,384)	(35,254)
Operating lease right of use assets	(9,360)	(11,324)
Property, plant and equipment	(14,506)	(16,110)
Unrealized exchange gain	(7,198)	(643)
Total deferred tax liabilities	(593,235)	(543,413)
Net deferred tax liability	$(234,245)	$(175,072)

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
For tax purposes, certain goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 15 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference, which will not reverse unless the related book goodwill or indefinite-lived intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period.
The total valuation allowance increased $23.8 million and $55.3 million in the years ended December 31, 2021 and 2020, respectively. As a result of changes in interest limitation rules in the Netherlands that became effective in 2021, we recorded a valuation allowance against our interest carryforwards in this jurisdiction in the year ended December 31, 2021. In connection with our 2020 intangible property transfer, we recorded a valuation allowance of $43.2 million in the year ended December 31, 2020. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2021 will be allocated to income tax benefit recognized in the consolidated statements of operations.
As of December 31, 2021, we have U.S. federal net operating loss carryforwards of $986.7 million, of which $411.5 million will expire from 2028 to 2037, and $575.2 million do not expire. We have state net operating loss carryforwards with limited and unlimited lives. Our limited life state net operating losses will expire beginning in 2022. As of December 31, 2021, we have suspended interest expense carryforwards of $365.4 million, which have an unlimited life. We also have net operating loss carryforwards in foreign jurisdictions of $291.0 million, which will begin to expire in 2022.
Unrecognized tax benefits
A reconciliation of the amount of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2021	2020	2019
Balance at beginning of year	$201,410	$117,591	$89,609
Increases related to current year tax positions	3,574	46,329	17,378
Increases related to prior year tax positions	37,869	43,082	15,356
Increases related to business combinations	1,370	—	450
Decreases related to settlements with tax authorities	(11,015)	(5,183)	(3,515)
Decreases related to prior year tax positions	(8,363)	(1,294)	(1,773)
Decreases related to lapse of applicable statute of limitations	(483)	(452)	(87)
Changes related to foreign currency exchange rates	(571)	1,337	173
Balance at end of year	$223,791	$201,410	$117,591

We recognize interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. The table that follows presents the expense/(income) related to such interest and penalties recognized in the consolidated statements of operations during the years ended December 31, 2021, 2020, and 2019, and the amount of interest and penalties recorded on the consolidated balance sheets as of December 31, 2021 and 2020:

	Statements of Operations			Balance Sheets
	For the year ended December 31,			As of December 31,
(In millions)	2021	2020	2019	2021	2020
Interest	$(0.1)	$0.4	$0.9	$1.6	$1.7
Penalties	$0.0	$0.2	$(0.1)	$0.4	$0.4
At December 31, 2021, we anticipate that the liability for unrecognized tax benefits could decrease by up to $44.3 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2021 that if recognized would impact our effective tax rate is $173.8 million.
Our major tax jurisdictions include Belgium, Bulgaria, China, France, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, the U.K., and the U.S. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2006 through 2021.
Indemnifications
We have various indemnification provisions in place with parties including TI, Honeywell, William Blair, Tomkins Limited, and Custom Sensors & Technologies Ltd. These provisions provide for the reimbursement of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses including S&C, First Technology Automotive and Special Products, Airpax Holdings, Inc., August Cayman Company, Inc. ("Schrader"), CST, GIGAVAC, LLC ("GIGAVAC"), Xirgo Technologies Intermediate Holdings, LLC, and SmartWitness Holdings, Inc. ("SmartWitness").
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2021, 2020, and 2019, the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Basic weighted-average ordinary shares outstanding	158,166	157,373	160,946
Dilutive effect of stock options	640	275	600
Dilutive effect of unvested restricted securities	564	486	422
Diluted weighted-average ordinary shares outstanding	159,370	158,134	161,968
Net income and net income per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. Refer to Note 4: Share-Based Payment Plans for additional information related to our equity awards. These potential ordinary shares are as follows:

	For the year ended December 31,
(In thousands)	2021	2020	2019
Anti-dilutive shares excluded	6	1,575	1,170
Contingently issuable shares excluded	1,029	995	641

9. Inventories
The following table presents the components of inventories as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Finished goods	$201,424	$170,488
Work-in-process	101,558	87,006
Raw materials	285,249	193,511
Inventories	$588,231	$451,005
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to inventories.
10. Property, Plant and Equipment, Net
PP&E, net as of December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
Land	$17,972	$17,880
Buildings and improvements	285,113	273,899
Machinery and equipment	1,534,166	1,428,793
Total property, plant and equipment	1,837,251	1,720,572
Accumulated depreciation	(1,016,318)	(916,747)
Property, plant and equipment, net	$820,933	$803,825
Depreciation expense for PP&E, including amortization of leasehold improvements and depreciation of assets under finance leases, totaled $125.0 million, $125.7 million, and $115.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
PP&E, net as of December 31, 2021 and 2020 included the following assets under finance leases:

	As of December 31,
	2021	2020
Assets under finance leases in property, plant and equipment	$49,714	$49,714
Accumulated depreciation	(27,821)	(26,107)
Assets under finance leases in property, plant and equipment, net	$21,893	$23,607
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to PP&E, net.
11. Goodwill and Other Intangible Assets, Net
The following table outlines the changes in net goodwill by segment for the years ended December 31, 2021 and 2020.

	Performance Sensing	Sensing Solutions	Total
Balance as of December 31, 2019	$2,172,020	$921,578	$3,093,598
Acquisition	17,751	—	17,751
Balance as of December 31, 2020	2,189,771	921,578	3,111,349
Acquisitions	290,827	99,887	390,714
Balance as of December 31, 2021	$2,480,598	$1,021,465	$3,502,063
At each of December 31, 2021, 2020, and 2019, accumulated goodwill impairment related to Performance Sensing and Sensing Solutions was $0.0 million and $18.5 million, respectively. Refer to Note 21: Acquisitions for additional information related to goodwill added as a result of acquisitions.

Goodwill attributed to acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. Net assets acquired are comprised of tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We apply estimates and assumptions to determine the fair value of the intangible assets and of any contingent consideration obligations. Critical estimates in valuing purchased technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. In addition, we estimate the economic lives of these identified intangible assets and these lives are used to calculate amortization expense. Goodwill has been included in our segments based on a methodology using anticipated future earnings of the components of business.
We own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets as they have each been in continuous use for over 65 years and we have no plans to discontinue using either of them. We have recorded $59.1 million and $9.4 million, respectively, on our consolidated balance sheets related to these tradenames. In addition, in the year ended December 31, 2020, we recognized indefinite-lived intangible assets of $6.9 million related to in-process research & development acquired in a fiscal year 2020 business combination transaction.
Effective July 1, 2021, we reorganized our Sensing Solutions operating segment, which resulted in realignment of our reporting units. As a result of this reorganization, our electrical protection product category that includes high-voltage contactors, inverters, and battery management systems was moved to a new reporting unit, Clean Energy Solutions. The remaining portions of our Electrical Protection, Industrial Sensing, Power Management, and Interconnection reporting units were consolidated into a new reporting unit, Industrial Solutions. This reorganization had no impact on our Aerospace reporting unit. Accordingly, as of October 1, 2021, we had five reporting units, Automotive, HVOR, Industrial Solutions, Aerospace, and Clean Energy Solutions.
With the acquisition of SmartWitness in the fourth quarter of 2021, we formed Sensata Insights, a business unit organized under the HVOR operating segment, to drive growth of our smart and connected offerings to the transportation market, including both those developed organically and through the acquisition of Xirgo Technologies, LLC ("Xirgo") and SmartWitness. We concluded that Sensata Insights was a separate reporting unit from HVOR. Accordingly, as of December 31, 2021, we had six reporting units, Automotive, HVOR, Sensata Insights, Industrial Solutions, Aerospace, and Clean Energy Solutions.
We concluded that these reorganizations have not impacted our reportable or operating segment evaluations. We reassigned assets and liabilities, including goodwill, to these new reporting units as required by FASB ASC Topic 350. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and formation of these reporting units and determined that they were not impaired. Refer to Note 21: Acquisitions for additional information on these acquisitions.
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2021 using a combination of the quantitative and qualitative methods. Under the qualitative method, we assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value based on various factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, and other relevant factors as applicable. If the results of the qualitative analysis indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, no further analysis is prepared. Otherwise, we perform a quantitative analysis under which a discounted cash flow analysis is prepared to determine whether the fair value of the reporting unit is less than its carrying value. Based on these analyses, we have determined that as of October 1, 2021 the fair value of each of our reporting units and indefinite-lived intangible assets exceeded their carrying values.
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. Based on the results of this analysis, we do not consider any of our reporting units to be at risk of failing the goodwill impairment test.

The following tables outline the components of definite-lived intangible assets as of December 31, 2021 and 2020. Definite-lived intangible assets acquired in our business combinations completed in the fourth quarter of 2021 are included in the table as of December 31, 2021 but are preliminary and are subject to change. Refer to Note 21: Acquisitions for details on these definite-lived intangible assets.

	As of December 31, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$917,929	$(626,490)	$(2,430)	$289,009
Customer relationships	12	2,095,735	(1,575,902)	(12,144)	507,689
Tradenames	19	77,484	(23,544)	—	53,940
Capitalized software and other (1)	7	72,180	(51,457)	—	20,723
Total	12	$3,163,328	$(2,277,393)	$(14,574)	$871,361

	As of December 31, 2020
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$781,508	$(578,178)	$(2,430)	$200,900
Customer relationships	11	1,858,998	(1,501,960)	(12,144)	344,894
Tradenames	21	66,654	(19,816)	—	46,838
Capitalized software and other (1)	7	69,227	(45,680)	—	23,547
Total	12	$2,776,387	$(2,145,634)	$(14,574)	$616,179
__________________________
(1)    During the years ended December 31, 2021 and 2020, we wrote-off approximately $2.4 million and $0.1 million, respectively, of fully-amortized capitalized software that was not in use.
The following table outlines amortization of definite-lived intangible assets for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Acquisition-related definite-lived intangible assets	$125,982	$122,915	$136,087
Capitalized software	8,147	6,634	6,799
Amortization of intangible assets	$134,129	$129,549	$142,886
The table below presents estimated amortization of definite-lived intangible assets for each of the next five years:

For the year ended December 31,
2022	$140,802
2023	$132,562
2024	$115,577
2025	$87,967
2026	$73,359

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
Accrued compensation and benefits	$98,839	$85,140
Accrued interest	45,123	53,630
Current portion of operating lease liabilities	11,035	11,389
Accrued severance	7,233	14,879
Foreign currency and commodity forward contracts	5,591	19,627
Current portion of pension and post-retirement benefit obligations	2,554	3,498
Other accrued expenses and current liabilities	173,441	136,667
Accrued expenses and other current liabilities	$343,816	$324,830
13. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans. Refer to Note 2: Significant Accounting Policies for a detailed discussion of our accounting policies related to our pension and other post-retirement benefit plans.
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
We intend to contribute amounts to the qualified defined benefit pension plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. During the year ended December 31, 2021, we contributed $3.0 million to the qualified defined benefit pension plan. We do not expect to contribute to the qualified defined benefit pension plan in fiscal year 2022.
We also sponsor a non-qualified defined benefit pension plan, which is closed to new participants and is unfunded.
Effective January 31, 2012, we froze the defined benefit pension plans and eliminated future benefit accruals.
Defined Contribution Plan
We have one defined contribution plan for U.S. employees, which provides for an employer matching contribution of up to 4% of the employee's annual eligible earnings. The aggregate expense related to the defined contribution plan was $5.3 million, $4.3 million, and $5.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Retiree Healthcare Benefit Plan
We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service, and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. For the year ended December 31, 2021, we did not and do not expect to, receive any amount of Medicare Part D Federal subsidy. Our projected benefit obligation as of December 31, 2021 and 2020 did not include an assumption for a Federal subsidy.

Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We do not expect to contribute to the non-U.S. defined benefit plans during 2022.
Impact on Financial Statements
The components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the year ended December 31,
	2021			2020			2019
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$—	$6	$4,064	$—	$10	$3,522	$—	$7	$2,836
Interest cost	544	77	1,602	762	155	1,466	1,483	203	1,344
Expected return on plan assets	(887)	—	(708)	(1,339)	—	(712)	(1,694)	—	(702)
Amortization of net loss/(gain)	1,314	(111)	1,851	1,184	16	1,204	946	—	766
Amortization of net prior service (credit)/cost	—	(636)	9	—	(1,029)	5	—	(1,306)	9
Settlement loss	4,894	—	202	5,026	—	2,712	565	—	1,572
Curtailment (gain)/loss	—	—	(623)	—	530	—	—	—	—
Net periodic benefit cost/(credit)	$5,865	$(664)	$6,397	$5,633	$(318)	$8,197	$1,300	$(1,096)	$5,825
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the consolidated statements of operations. Refer to Note 6: Other, Net.

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021			2020
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in benefit obligation:
Beginning balance	$36,268	$5,047	$88,312	$45,548	$5,588	$74,172
Service cost	—	6	4,064	—	10	3,522
Interest cost	544	77	1,602	762	155	1,466
Plan participants’ contributions	—	655	43	—	696	35
Actuarial loss/(gain)	1,595	(863)	431	7,526	(1,213)	13,006
Curtailment (gain)/loss	—	—	(1,368)	—	530	—
Benefits paid	(15,990)	(960)	(3,517)	(17,568)	(719)	(8,507)
Foreign currency remeasurement	—	—	(7,435)	—	—	4,618
Ending balance	$22,417	$3,962	$82,132	$36,268	$5,047	$88,312
Change in plan assets:
Beginning balance	$29,654	$—	$48,473	$44,870	$—	$43,906
Actual return on plan assets	403	—	2,232	2,333	—	2,071
Employer contributions	7,084	305	3,572	19	23	7,714
Plan participants’ contributions	—	655	43	—	696	35
Benefits paid	(15,990)	(960)	(3,517)	(17,568)	(719)	(8,507)
Foreign currency remeasurement	—	—	(4,755)	—	—	3,254
Ending balance	$21,151	$—	$46,048	$29,654	$—	$48,473
Funded status at end of year	$(1,266)	$(3,962)	$(36,084)	$(6,614)	$(5,047)	$(39,839)
Accumulated benefit obligation at end of year	$22,417	NA	$72,796	$36,268	NA	$77,886
The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2021 and 2020:

	As of December 31,
	2021			2020
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	(139)	(509)	(1,906)	(1,091)	(586)	(1,821)
Noncurrent liabilities	(1,127)	(3,453)	(34,178)	(5,523)	(4,461)	(38,018)
Funded status	$(1,266)	$(3,962)	$(36,084)	$(6,614)	$(5,047)	$(39,839)

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit cost/(credit), net of tax, as of December 31, 2021, 2020, and 2019 are as follows:

	As of December 31,
	2021			2020			2019
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net prior service cost/(credit)	$—	$1,583	$(31)	$—	$1,094	$(20)	$—	$306	$(16)
Net loss/(gain)	$15,853	$(709)	$19,695	$19,026	$(131)	$22,833	$18,780	$809	$17,151
Information for plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2021 and 2020 is as follows:

	As of December 31,
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$22,417	$82,132	$36,268	$88,312
Accumulated benefit obligation	$22,417	$72,796	$36,268	$77,886
Plan assets	$21,151	$46,048	$29,654	$48,473
Information for plans with a projected benefit obligation in excess of plan assets as of December 31, 2021 and 2020 is as follows:

	As of December 31,
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$26,379	$82,132	$41,315	$88,312
Plan assets	$21,151	$46,048	$29,654	$48,473
Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive income/(loss) for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the year ended December 31,
	2021			2020			2019
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss/(gain)	$1,598	$(663)	$(905)	$4,997	$(928)	$8,425	$(824)	$(71)	$4,365
Amortization of net (loss)/gain	(1,010)	85	(1,337)	(906)	(12)	(839)	(723)	—	(539)
Amortization of net prior service credit/(cost)	—	489	(7)	—	562	(4)	—	998	(6)
Settlement effect	(3,761)	—	(155)	(3,845)	—	(1,904)	(432)	—	(1,100)
Curtailment effect	—	—	(745)	—	226	—	—	—	—
Total in other comprehensive (income)/loss	$(3,173)	$(89)	$(3,149)	$246	$(152)	$5,678	$(1,979)	$927	$2,720

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021		2020
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	2.30%	2.40%	1.65%	1.80%
Non-U.S. assumed discount rate	2.21%	NA	1.97%	NA
Non-U.S. average long-term pay progression	2.96%	NA	2.93%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the year ended December 31,
	2021		2020		2019
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	2.04%	1.80%	2.60%	2.80%	3.79%	3.90%
Non-U.S. assumed discount rate	4.52%	NA	5.53%	NA	5.76%	NA
U.S. average long-term rate of return on plan assets	4.00%	NA	4.29%	NA	4.53%	NA
Non-U.S. average long-term rate of return on plan assets	1.52%	NA	1.61%	NA	1.77%	NA
Non-U.S. average long-term pay progression	4.50%	NA	4.83%	NA	4.43%	NA
Assumed healthcare cost trend rates for the U.S. retiree healthcare benefit plan as of December 31, 2021, 2020, and 2019 are as follows:

	As of December 31,
	2021	2020	2019
Assumed healthcare trend rate for next year:
Attributed to less than age 65	5.80%	6.00%	6.30%
Attributed to age 65 or greater	5.90%	6.30%	6.70%
Ultimate trend rate	4.50%	4.50%	4.50%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2038	2038	2038
Attributed to age 65 or greater	2038	2038	2038
The table below outlines the benefits expected to be paid to participants in each of the following years, taking into consideration expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

	Expected Benefit Payments
For the year ended December 31,	U.S. Defined Benefit	U.S. Retiree Healthcare	Non-U.S. Defined Benefit
2022	$5,524	$508	$3,715
2023	$3,514	$433	$3,516
2024	$2,058	$399	$3,468
2025	$2,382	$376	$3,960
2026	$1,360	$345	$4,290
2027 - 2031	$5,397	$1,183	$24,998

Plan Assets
We hold assets for our defined benefit plans in the U.S., Japan, the Netherlands, and Belgium. Information about the assets for each of these plans is detailed below. Refer to Note 18: Fair Value Measures for additional information related to the levels of the fair value hierarchy in accordance with FASB ASC Topic 820.
U.S. Plan Assets
Our target asset allocation for the U.S. defined benefit plan is 83% fixed income and 17% equity securities. To arrive at the targeted asset allocation, we and our investment adviser reviewed market opportunities using historical data, as well as the actuarial valuation for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored.
The following table presents information about the plan’s target and actual asset allocation, as of December 31, 2021:

	Target Allocation	Actual Allocation as of December 31, 2021
U.S. large cap equity	7%	11%
U.S. small / mid cap equity	2%	3%
Globally managed volatility fund	3%	3%
International (non-U.S.) equity	4%	5%
Fixed income (U.S. investment grade)	68%	71%
High-yield fixed income	2%	2%
International (non-U.S.) fixed income	1%	1%
Money market funds	13%	4%
The portfolio is monitored for automatic rebalancing on a monthly basis.
The following table presents information about the plan assets measured at fair value as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
U.S. large cap equity	$2,245	$2,548
U.S. small / mid cap equity	627	706
Global managed volatility fund	715	826
International (non-U.S.) equity	1,051	1,362
Total equity mutual funds	4,638	5,442
Fixed income (U.S. investment grade)	15,090	20,801
High-yield fixed income	479	594
International (non-U.S.) fixed income	201	277
Total fixed income mutual funds	15,770	21,672
Money market funds	743	2,540
Total plan assets	$21,151	$29,654
All fair value measures presented above are categorized in Level 1 of the fair value hierarchy. Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash, and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investments in individual securities, derivatives, long-duration fixed income securities, cash, and cash equivalents are permitted, the plan did not hold these types of investments as of December 31, 2021 and 2020.
Prohibited investments include direct investments in real estate, commodities, unregistered securities, uncovered options, currency exchange contracts, and natural resources (such as timber, oil, and gas).

Japan Plan Assets
The target asset allocation of the Japan defined benefit plan is 50% fixed income securities, cash, and cash equivalents and 50% equity securities, with allowance for a 40% deviation in either direction. We, along with the trustee of the plan's assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current credit ratings. Additionally, investments are diversified by type and geography.
The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2021:

	Target Allocation	Actual Allocation as of December 31, 2021
Fixed income securities, cash, and cash equivalents	10%-90%	64%
Equity securities	10%-90%	36%
The following table presents information about the plan assets measured at fair value as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
U.S. equity	$3,477	$2,736
International (non-U.S.) equity	8,220	6,724
Total equity securities	11,697	9,460
U.S. fixed income	2,616	3,091
International (non-U.S.) fixed income	8,803	11,142
Total fixed income securities	11,419	14,233
Cash and cash equivalents	9,782	9,793
Total plan assets	$32,898	$33,486
As of December 31, 2021 and 2020, all fair value measures presented above are categorized in Level 1 of the fair value hierarchy, with the exception of U.S. fixed income securities of $0.3 million as of December 31, 2020, which are categorized as Level 2. The fair values of equity and fixed income securities are based on publicly-quoted closing stock and bond values on the last business day of the year.
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
The following table presents information about the plan assets measured at fair value as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Insurance policies	$11,208	$12,905
All fair value measures presented above are categorized in Level 3 of the fair value hierarchy.

The following table presents a rollforward of these assets for the years ended December 31, 2021 and 2020:

Insurance Policies
Balance as of December 31, 2019	$10,472
Actual return on plan assets still held at reporting date	1,373
Purchases, sales, settlements, and exchange rate changes	1,060
Balance as of December 31, 2020	12,905
Actual return on plan assets still held at reporting date	(618)
Purchases, sales, settlements, and exchange rate changes	(1,079)
Balance as of December 31, 2021	$11,208
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
Belgium Plan Assets
The assets of the Belgium defined benefit plan are insurance policies. As of December 31, 2021 and 2020 the fair values of these assets were $1.6 million and $1.5 million, respectively. These fair value measurements are categorized in Level 3 of the fair value hierarchy.
14. Debt
Our long-term debt, net and finance lease and other financing obligations as of December 31, 2021 and 2020 consisted of the following:

		As of December 31,
	Maturity Date	2021	2020
Term Loan	September 20, 2026	$451,465	$456,096
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
6.25% Senior Notes(1)	NA(1)	—	750,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	—
Less: debt discount, net of premium		(5,207)	(9,605)
Less: deferred financing costs		(26,682)	(28,114)
Less: current portion		(4,630)	(754,630)
Long-term debt, net		$4,214,946	$3,213,747
Finance lease and other financing obligations		$28,767	$30,506
Less: current portion		(2,203)	(2,575)
Finance lease and other financing obligations, less current portion		$26,564	$27,931
__________________________
(1)    On February 3, 2021, we announced that we intended to redeem in full the aggregate principal amount outstanding on our $750.0 million 6.25% senior notes due 2026 (the "6.25% Senior Notes") in March 2021. As a result, these notes were classified in current portion of debt on our consolidated balance sheet as of December 31, 2020.
There were no outstanding borrowings on our $420.0 million revolving credit facility (the "Revolving Credit Facility") as of December 31, 2021 and 2020.

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
The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2021.
Term Loan
The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the Term Loan upon completion of the tenth amendment of the Credit Agreement entered into on September 20, 2019 (the "Tenth Amendment,") with the balance due at maturity.
In accordance with the terms of the Credit Agreement, the Term Loan may, at our option, be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Credit Agreement), with each representing a different determination of interest rates. The interest rate margins for the Term Loan are fixed at, and as of December 31, 2021 were, 0.75% and 1.75% for Base Rate loans and Eurodollar Rate loans, respectively, subject to floors of 1.00% and 0.00% for Base Rate loans and Eurodollar Rate loans, respectively. As of December 31, 2021, we maintained the Term Loan as a Eurodollar Rate loan, which accrued interest at 1.87%.
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
As of December 31, 2021, there was $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2021, no amounts had been drawn against these outstanding letters of credit. Availability under the Revolving Credit Facility may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes.
Fiscal Year 2021 transactions
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
We redeemed the 6.25% Senior Notes on March 5, 2021 in accordance with the terms of the indenture under which the 6.25% Senior Notes were issued and the terms of the notice of redemption at a redemption price equal to 103.125% of the aggregate principal amount of the outstanding 6.25% Senior Notes, plus accrued and unpaid interest to (but not including) the redemption date. In addition to the $750.0 million aggregate principal amount outstanding, at redemption we paid a premium of $23.4 million and accrued interest of $2.6 million.
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
The 4.0% Senior Notes bear interest at 4.0% per year and mature on April 15, 2029. Interest is payable semi-annually on April 15 and October 15 of each year, commencing on October 15, 2021. The 4.0% Senior Notes are guaranteed by each of STBV's wholly-owned subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities of STBV's wholly-owned subsidiary Sensata Technologies, Inc. ("STI") and the issuer or a guarantor under our existing senior notes as follows: STBV's $500.0 million aggregate principal amount of 4.875% senior notes due 2023 (the “4.875% Senior Notes”), $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), and $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"); and STI's $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the “4.375% Senior Notes”) and $750.0 million aggregate principal amount of 3.75% senior notes due 2031 (the “3.75% Senior Notes”).
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
Fiscal year 2020 transactions
On April 1, 2020, in order to enhance our financial flexibility given the general uncertainty associated with the COVID-19 pandemic, we withdrew $400.0 million from the Revolving Credit Facility. On August 17, 2020, we repaid these borrowings using a portion of the proceeds from issuance of $750.0 million aggregate principal amount of the 3.75% Senior Notes issued by STI.
Senior Notes
We have various tranches of senior notes outstanding as of December 31, 2021. Information regarding these senior notes (together, the "Senior Notes") is included in the following table. The Senior Notes were issued under indentures (the "Senior Notes Indentures") among the issuers listed in the table below, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named in the respective Senior Notes Indentures.

	4.875% Senior Notes	5.625% Senior Notes	5.0% Senior Notes	4.375% Senior Notes	3.750% Senior Notes	4.0% Senior Notes
Aggregate principal amount	$500,000	$400,000	$700,000	$450,000	$750,000	$1,000,000
Interest rate	4.875%	5.625%	5.000%	4.375%	3.750%	4.000%
Issue price	100.000%	100.000%	100.000%	100.000%	100.000%	Various (1)
Issuer	STBV	STBV	STBV	STI	STI	STBV
Issue date	April 2013	October 2014	March 2015	September 2019	August 2020	Various (1)
Interest due	April 15	May 1	April 1	February 15	February 15	April 15
Interest due	October 15	November 1	October 1	August 15	August 15	October 15
__________________________
(1)    On March 29, 2021, we issued $750.0 million of 4.0% Senior Notes that were priced at 100.00%. On April 8, 2021, we issued $250.0 million of 4.0% Senior Notes that were priced at 100.75%.

Redemption
Except as described below with respect to the 3.75% Senior Notes, the 4.375% Senior Notes, and the 4.0% Senior Notes, at any time, and from time to time, we may optionally redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption, plus a "make-whole" premium set forth in the relevant Senior Notes Indenture. The "make-whole" premium will not be payable with respect to any such redemption of the 4.375% Senior Notes on or after November 15, 2029.
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
The "make-whole" premium will not be payable with respect to any such redemption of the 4.0% Senior Notes on or after April 15, 2024; on or after such date, we may optionally redeem the 4.0% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date:

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
Restrictions and Covenants
As of December 31, 2021, STBV and all of its subsidiaries were subject to certain restrictive covenants under the Credit Agreement and the Senior Notes Indentures. Under certain circumstances, STBV is permitted to designate a subsidiary as "unrestricted" for purposes of the Credit Agreement, in which case the restrictive covenants thereunder will not apply to that subsidiary; the Senior Notes Indentures do not contain such a permission. STBV has not designated any subsidiaries as unrestricted. The net assets of STBV subject to these restrictions totaled $3.0 billion at December 31, 2021.
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
Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and provided no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer assigned an investment grade rating by either rating agency or an event of default has occurred and is continuing at such time. As of December 31, 2021, none of the Senior Notes were assigned an investment grade rating by either rating agency.
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
Compliance with Financial and Non-Financial Covenants
We were in compliance with all of the financial and non–financial covenants and default provisions associated with our indebtedness as of December 31, 2021 and for the fiscal year then ended.
Accounting for Debt Financing Transactions
In the year ended December 31, 2021, in connection with the early redemption of the 6.25% Senior Notes, we recognized a loss of $30.1 million, which primarily reflects payment of $23.4 million for the early redemption premium, with the remaining loss representing write-off of debt discounts and deferred financing costs. In addition, in connection with the issuance of the 4.0% Senior Notes, we recognized $9.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our consolidated balance sheets and $1.7 million of issuance premiums, which are presented as an addition to long-term debt on our consolidated balance sheets.
In the year ended December 31, 2020, in connection with the entry into the 3.75% Senior Notes, we incurred $8.4 million of related third-party costs, which are presented as a reduction of long-term debt on our consolidated balance sheets.
In the year ended December 31, 2019, in connection with the entry into the Ninth Amendment, we incurred $2.4 million of creditor fees and related third-party costs, which are presented as a reduction of long-term debt on our consolidated balance sheets.
In the year ended December 31, 2019, in connection with of the issuance of the 4.375% Senior Notes, the entry into the Tenth Amendment, and the subsequent partial repayment of the Term Loan, we recognized a loss of $4.4 million, presented in the other, net line of our consolidated statements of operations, as well as $5.0 million of deferred financing costs, which are presented as a reduction of long-term debt on our consolidated balance sheets.
Refer to Note 2: Significant Accounting Policies for additional information related to our accounting policies regarding debt financing transactions.
Finance Lease and Other Financing Obligations
Refer to Note 17: Leases for additional information related to our finance leases.
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

The following table presents the remaining mandatory principal repayments of long-term debt, excluding finance lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2022 through 2026 and thereafter.

For the year ended December 31,	Aggregate Maturities
2022	$4,630
2023	504,630
2024	404,630
2025	704,631
2026	432,944
Thereafter	2,200,000
Total long-term debt principal payments	$4,251,465
15. Commitments and Contingencies
Non-cancelable purchase agreements exist with various suppliers, primarily for services such as information technology ("IT") support. The terms of these agreements are fixed and determinable. As of December 31, 2021, we had the following purchase commitments, presented by expected payment dates:

For the year ending December 31,
2022	$46,233
2023	16,505
2024	1,473
2025	181
2026	124
Thereafter	96
Total purchase commitments	$64,612
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
Product Warranty Liabilities
Refer to Note 2: Significant Accounting Policies — Revenue Recognition for additional information related to the warranties we provide to customers.
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
Pending Litigation and Claims:
There are no material pending litigation or claims outstanding as of December 31, 2021.
16. Shareholders' Equity
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
In July 2019 our Board of Directors authorized a $500.0 million share repurchase program (the "July 2019 Program"). On April 2, 2020, we announced a temporary suspension of the July 2019 Program. At the time of this announcement, approximately $302.3 million remained available under this program. We resumed repurchasing shares under the July 2019 Program in November 2021, and for the year ended December 31, 2021, we repurchased approximately 0.8 million shares for $47.8 million (an average price per share of $59.28). As of December 31, 2021, approximately $254.5 million remained available under the July 2019 Program.
On January 20, 2022, we announced that our Board of Directors had authorized a new ordinary share repurchase program of $500.0 million (the “January 2022 Program”), which replaces the July 2019 Program. Sensata’s shareholders have previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	9,184	(35,362)	(26,178)
Pre-tax current period change	9,816	(2,198)	7,618
Income tax effect	(2,454)	530	(1,924)
Balance as of December 31, 2019	16,546	(37,030)	(20,484)
Pre-tax current period change	(31,114)	(7,848)	(38,962)
Income tax effect	7,835	2,076	9,911
Balance as of December 31, 2020	(6,733)	(42,802)	(49,535)
Pre-tax current period change	31,671	8,145	39,816
Income tax effect	(8,107)	(1,734)	(9,841)
Balance as of December 31, 2021	$16,831	$(36,391)	$(19,560)

The details of the components of other comprehensive income/(loss), net of tax, for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the year ended December 31,
	2021			2020			2019
	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total
Other comprehensive income/(loss) before reclassifications	$23,883	$(30)	$23,853	$(17,738)	$(12,494)	$(30,232)	$28,795	$(3,470)	$25,325
Amounts reclassified from accumulated other comprehensive loss	(319)	6,441	6,122	(5,541)	6,722	1,181	(21,433)	1,802	(19,631)
Other comprehensive income/(loss)	$23,564	$6,411	$29,975	$(23,279)	$(5,772)	$(29,051)	$7,362	$(1,668)	$5,694
The amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Amount of Loss/(Gain) Reclassified from Accumulated Other Comprehensive Loss
	For the year ended December 31,			Affected Line in Consolidated Statements of Operations
	2021	2020	2019
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$9,281	$(10,785)	$(26,180)	Net revenue (1)
Foreign currency forward contracts	(9,707)	3,397	(2,397)	Cost of revenue (1)
Total, before taxes	(426)	(7,388)	(28,577)	Income before taxes
Income tax effect	107	1,847	7,144	Provision for income taxes
Total, net of taxes	$(319)	$(5,541)	$(21,433)	Net income

Defined benefit and retiree healthcare plans	$8,268	$9,118	$2,552	Other, net (2)
Total, before taxes	8,268	9,118	2,552	Income before taxes
Income tax effect	(1,827)	(2,396)	(750)	Provision for income taxes
Total, net of taxes	$6,441	$6,722	$1,802	Net income
__________________________
(1)    Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 13: Pension and Other Post-Retirement Benefits for additional information related to net periodic benefit cost.

17. Leases
The table below shows right-of-use asset and lease liability amounts and the financial statement line item in which those amounts are presented:

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets:
Other assets	$44,118	$49,980
Total operating lease right-of-use assets	$44,118	$49,980
Operating lease liabilities:
Accrued expenses and other current liabilities	$11,035	$11,389
Other long-term liabilities	35,741	43,307
Total operating lease liabilities	$46,776	$54,696
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$49,714	$49,714
Accumulated depreciation	(27,821)	(26,107)
Property, plant and equipment, net	$21,893	$23,607
Finance lease liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$2,203	$2,403
Finance lease and other financing obligations, less current portion	26,564	27,931
Total finance lease liabilities	$28,767	$30,334
The table below presents the lease liabilities arising from obtaining right-of-use assets in the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020
Operating leases	$1,684	$3,232
Finance leases	$—	$—
The table below presents our total lease cost for the years ended December 31, 2021, 2020, and 2019 (short-term lease cost was not material for the years ended December 31, 2021, 2020, and 2019):

	For the year ended December 31,
	2021	2020	2019
Operating lease cost	$15,529	$16,658	$16,124

Finance lease cost:
Amortization of right-of-use assets	$1,714	$1,794	$1,808
Interest on lease liabilities	2,477	2,565	2,695
Total finance lease cost	$4,191	$4,359	$4,503
The table below presents the cash paid related to our operating and finance leases for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Operating cash outflow related to operating leases	$15,173	$16,489	$15,911
Operating cash outflow related to finance leases	$2,372	$2,262	$2,731
Financing cash outflow related to finance leases	$1,806	$944	$1,933

The table below presents the weighted-average remaining lease term of our operating and finance leases (in years) as of December 31, 2021:

2021
Operating leases	7.2
Finance leases	11.1
The table below presents our weighted-average discount rate as of December 31, 2021:

2021
Operating leases	5.6%
Finance leases	8.6%
The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of December 31, 2021:

	Operating Leases	Finance Leases
Year ending December 31,
2022	$13,607	$4,290
2023	10,111	3,836
2024	8,587	3,896
2025	5,643	3,956
2026	3,316	4,286
Thereafter	17,313	25,253
Total undiscounted cash flows related to lease liabilities	58,577	45,517
Less imputed interest	(11,801)	(16,750)
Total lease liabilities	$46,776	$28,767
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

Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of as of December 31, 2021 and 2020 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	As of December 31,
	2021	2020
Assets measured at fair value:
Foreign currency forward contracts	25,112	16,163
Commodity forward contracts	2,979	8,902
Total assets measured at fair value	28,091	25,065
Liabilities measured at fair value:
Foreign currency forward contracts	3,073	24,660
Commodity forward contracts	4,492	310
Total liabilities measured at fair value	7,565	24,970
Refer to Note 2: Significant Accounting Policies for additional information related to the methods used to estimate the fair value of our financial instruments and Note 19: Derivative Instruments and Hedging Activities for additional information related to the inputs used to determine these fair value measurements and the nature of the risks that these derivative instruments are intended to mitigate.
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. As of December 31, 2021 and 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
Effective July 1, 2021, we reorganized our Sensing Solutions operating segment, which resulted in realignment of our reporting units. As a result of this reorganization, our electrical protection product category that includes high voltage contactors, inverters, and battery management systems was moved to a new reporting unit, Clean Energy Solutions. The remaining portions of our Electrical Protection, Industrial Sensing, Power Management, and Interconnection reporting units were consolidated into a new reporting unit, Industrial Solutions. This reorganization had no impact on our Aerospace reporting unit. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and determined that they were not impaired. We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2021. Based on these analyses, we determined that they were not impaired.
With the acquisition of SmartWitness in the fourth quarter of 2021, we formed Sensata Insights, a business unit organized under the HVOR operating segment, to drive growth of our smart and connected offerings to the transportation market, including both those developed organically and through the acquisition of Xirgo and SmartWitness. We concluded that Sensata Insights was a separate reporting unit from HVOR. Accordingly, as of December 31, 2021, we had six reporting units, Automotive, HVOR, Sensata Insights, Industrial Solutions, Aerospace, and Clean Energy Solutions. We concluded that these reorganizations have not impacted our reportable or operating segment evaluations. We reassigned assets and liabilities, including goodwill, to these new reporting units as required by FASB ASC Topic 350. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and formation of these reporting units and determined that they were not impaired. Refer to Note 21: Acquisitions for additional information related to these acquisitions.
As of December 31, 2021, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or other indefinite-lived intangible assets.
Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2021 and 2020. All fair value measures presented are categorized within Level 2 of the fair value hierarchy.

	As of December 31,
	2021		2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Term Loan	$451,465	$450,901	$456,096	$454,955
4.875% Senior Notes	$500,000	$526,250	$500,000	$538,750
5.625% Senior Notes	$400,000	$438,000	$400,000	$448,000
5.0% Senior Notes	$700,000	$759,500	$700,000	$777,000
6.25% Senior Notes	$—	$—	$750,000	$778,125
4.375% Senior Notes	$450,000	$479,250	$450,000	$487,125
3.75% Senior Notes	$750,000	$747,188	$750,000	$776,250
4.0% Senior Notes	$1,000,000	$1,022,500	$—	$—
__________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
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

	As of December 31,
	2021	2020
Quanergy Systems, Inc.	$50,000	$50,000
Other	15,000	15,000
Total	$65,000	$65,000
On June 22, 2021, Quanergy Systems, Inc. ("Quanergy") announced that it had entered into a definitive business combination agreement with CITIC Capital Acquisition Corp ("CITIC") (NYSE: CCAC). On July 16, 2021, CITIC filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (the "SEC"), the effectiveness of which was a condition to closing of the business combination. At December 31, 2021, we assessed our investment in Quanergy based on the proposed terms of the business combination agreement and concluded that there were no indicators of impairment.
On January 6, 2022, the related Registration Statement on Form S-4 was declared effective by the SEC. An Extraordinary General Meeting of shareholders of CITIC was held on January 31, 2022 at which time the business combination was approved. The business combination closed on February 8, 2022. Beginning on February 9, 2022, the combined company, which retained the name "Quanergy Systems, Inc.," was listed on the NYSE under the ticker symbol QNGY. Accordingly, we will begin marking our investment in Quanergy to market each reporting period.
19. Derivative Instruments and Hedging Activities
We utilize derivative instruments that are designated and qualify as hedges of our exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on these hedging instruments with the earnings effect of the hedged forecasted transactions. We may enter into other derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under FASB ASC Topic 815. Derivative financial instruments not designated as hedges are used to manage our exposure to certain risks, not for trading or speculative purposes. Refer to Note 2: Significant Accounting Policies for additional information related to the valuation techniques and accounting policies regarding derivative instruments and hedging activities.

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
For each of the years ended December 31, 2021, 2020, and 2019, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of December 31, 2021, we estimate that $20.2 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending December 31, 2022.
As of December 31, 2021, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
25.0 EUR	December 27, 2021	January 31, 2022	Euro ("EUR") to USD	1.13 USD	Not designated
371.2 EUR	Various from February 2020 to December 2021	Various from January 2022 to December 2023	EUR to USD	1.19 USD	Cash flow hedge
1,020.0 CNY	December 27, 2021	January 28, 2022	USD to Chinese Renminbi ("CNY")	6.39 CNY	Not designated
255.6 CNY	October 21, 2021	Various from January 2022 to December 2022	USD to CNY	6.54 CNY	Cash flow hedge
530.0 JPY	December 27, 2021	January 31, 2022	USD to Japanese Yen ("JPY")	114.71 JPY	Not designated
22,033.3 KRW	Various from February 2020 to December 2021	Various from January 2022 to November 2023	USD to Korean Won ("KRW")	1,158.60 KRW	Cash flow hedge
27.0 MYR	December 27, 2021	January 31, 2022	USD to Malaysian Ringgit ("MYR")	4.19 MYR	Not designated
393.0 MXN	December 27, 2021	January 31, 2022	USD to Mexican Peso ("MXN")	20.75 MXN	Not designated
3,332.5 MXN	Various from February 2020 to December 2021	Various from January 2022 to December 2023	USD to MXN	22.29 MXN	Cash flow hedge
1.0 GBP	December 27, 2021	January 31, 2022	British Pound Sterling ("GBP") to USD	1.34 USD	Not designated
56.5 GBP	Various from February 2020 to December 2021	Various from January 2022 to December 2023	GBP to USD	1.35 USD	Cash flow hedge
__________________________
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

As of December 31, 2021, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,226,350 troy oz.	January 2022 - December 2023	$24.62
Gold	9,431 troy oz.	January 2022 - December 2023	$1,826.83
Nickel	262,706 pounds	January 2022 - December 2023	$8.25
Aluminum	3,906,813 pounds	January 2022 - December 2023	$1.11
Copper	6,705,953 pounds	January 2022 - December 2023	$4.20
Platinum	12,791 troy oz.	January 2022 - December 2023	$1,034.81
Palladium	1,621 troy oz.	January 2022 - December 2023	$2,378.28
Financial Instrument Presentation
The following table presents the fair value of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2021 and 2020:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31,		Balance Sheet Location	As of December 31,
		2021	2020		2021	2020
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$20,562	$11,281	Accrued expenses and other current liabilities	$1,981	$18,834
Foreign currency forward contracts	Other assets	4,391	4,728	Other long-term liabilities	904	5,182
Total		$24,953	$16,009		$2,885	$24,016
Derivatives not designated as hedging instruments:
Commodity forward contracts	Prepaid expenses and other current assets	$2,583	$7,598	Accrued expenses and other current liabilities	$3,422	$149
Commodity forward contracts	Other assets	396	1,304	Other long-term liabilities	1,070	161
Foreign currency forward contracts	Prepaid expenses and other current assets	159	154	Accrued expenses and other current liabilities	188	644
Total		$3,138	$9,056		$4,680	$954
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 18: Fair Value Measures for additional information related to the categorization of these fair value measurements within the fair value hierarchy.

The following tables present the effect of our derivative financial instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	For the year ended December 31,			For the year ended December 31,
	2021	2020		2021	2020
Foreign currency forward contracts	$32,698	$(25,866)	Net revenue	$(9,281)	$10,785
Foreign currency forward contracts	$(601)	$2,140	Cost of revenue	$9,707	$(3,397)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	For the year ended December 31,
	2021	2020
Commodity forward contracts	$(2,967)	$10,027	Other, net
Foreign currency forward contracts	$(7,553)	$(6,762)	Other, net
Credit risk related contingent features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2021, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $7.7 million. As of December 31, 2021, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
20. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. The Performance Sensing reportable segment consists of two operating segments, Automotive and HVOR, each of which meet the criteria for aggregation in FASB ASC Topic 280, Segment Reporting. The Sensing Solutions reportable segment is also an operating segment.
Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, IT, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies.
The Performance Sensing segment serves the automotive and HVOR industries through its development and manufacture of sensors, high-voltage solutions (i.e. electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), and exhaust management. Our products are used in subsystems that, among other things, improve operating performance and efficiency, contribute to environmentally sustainable and safe solutions, and provide data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers.
Sensing Solutions primarily serves the industrial and aerospace industries through development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, semiconductor, factory automation, water management, and charging infrastructure markets, as well as the aerospace market, including commercial aircraft, defense, and aftermarket markets.
The following table presents net revenue and segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Net revenue:
Performance Sensing	$2,847,908	$2,223,810	$2,546,016
Sensing Solutions	972,898	821,768	904,615
Total net revenue	$3,820,806	$3,045,578	$3,450,631
Segment operating income (as defined above):
Performance Sensing	$777,237	$532,529	$670,470
Sensing Solutions	293,185	241,218	293,967
Total segment operating income	1,070,422	773,747	964,437
Corporate and other	(288,111)	(273,367)	(211,106)
Amortization of intangible assets	(134,129)	(129,549)	(142,886)
Restructuring and other charges, net	(14,942)	(33,094)	(53,560)
Operating income	633,240	337,737	556,885
Interest expense, net	(179,291)	(171,757)	(158,554)
Other, net	(40,032)	(339)	(7,908)
Income before taxes	$413,917	$165,641	$390,423
No customer exceeded 10% of our net revenue in any of the periods presented.
The following table presents net revenue by product category for the years ended December 31, 2021, 2020, and 2019:

	Performance Sensing	Sensing Solutions	For the year ended December 31,
			2021	2020	2019
Net revenue:
Sensors	X	X	$3,027,183	$2,380,608	$2,712,926
Electrical protection	X	X	635,141	504,001	573,631
Other	X	X	158,482	160,969	164,074
Net revenue			$3,820,806	$3,045,578	$3,450,631
The following table presents depreciation and amortization expense for our reportable segments for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Depreciation and amortization:
Performance Sensing	$91,591	$91,522	$85,511
Sensing Solutions	16,334	16,564	16,678
Corporate and other (1)	151,163	147,143	156,559
Total depreciation and amortization	$259,088	$255,229	$258,748
__________________________
(1)Included within corporate and other is depreciation and amortization expense associated with the fair value step-up recognized in acquisitions and accelerated depreciation recognized in connection with restructuring actions. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with these acquisitions or accelerated depreciation related to restructuring actions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for our reportable segments as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Assets:
Performance Sensing	$1,605,313	$1,447,885
Sensing Solutions	555,135	459,544
Corporate and other(1)	6,453,318	5,936,773
Total assets	$8,613,766	$7,844,202
__________________________
(1)The following is included within corporate and other as of December 31, 2021 and 2020: goodwill of $3,502.1 million and $3,111.3 million, respectively; other intangible assets, net of $946.7 million and $691.5 million, respectively; cash and cash equivalents of $1,709.0 million and $1,862.0 million, respectively; and PP&E, net of $41.8 million and $41.7 million, respectively. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to PP&E and capitalized software for our reportable segments for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021	2020	2019
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$19,624	$79,252	$125,412
Sensing Solutions	104,220	16,885	19,520
Corporate and other	20,559	10,582	16,327
Total additions to property, plant and equipment and capitalized software	$144,403	$106,719	$161,259
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the years ended December 31, 2021, 2020, and 2019. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the year ended December 31,
	2021	2020	2019
Net revenue:
Americas	$1,450,658	$1,197,846	$1,460,101
Europe	1,003,204	816,287	969,470
Asia and rest of world	1,366,944	1,031,445	1,021,060
Net revenue	$3,820,806	$3,045,578	$3,450,631

	For the year ended December 31,
	2021	2020	2019
Net revenue:
United States	$1,311,878	$1,082,671	$1,333,532
China	871,667	641,516	575,211
The Netherlands	621,658	482,020	576,804
Korea	191,045	172,229	188,226
United Kingdom	120,686	122,403	151,674
All other	703,872	544,739	625,184
Net revenue	$3,820,806	$3,045,578	$3,450,631

The following tables present PP&E, net, by geographic area and by significant country as of December 31, 2021 and 2020. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	As of December 31,
	2021	2020
Property, plant and equipment, net:
Americas	$264,901	$266,378
Europe	180,524	196,132
Asia and rest of world	375,508	341,315
Property, plant and equipment, net	$820,933	$803,825

	As of December 31,
	2021	2020
Property, plant and equipment, net:
United States	$108,590	$108,615
China	285,516	257,935
Mexico	156,132	157,576
Bulgaria	138,564	147,103
United Kingdom	32,345	34,453
Malaysia	85,154	78,752
All other	14,632	19,391
Property, plant and equipment, net	$820,933	$803,825
21. Acquisitions
Xirgo
On April 1, 2021, we completed the acquisition of all of the equity interests in Xirgo, a leading telematics and data insights provider across the fleet transportation and logistics segments, headquartered in Camarillo, California, for an aggregate cash purchase price of $401.7 million. In addition to the aggregate purchase price, we paid $7.0 million of cash at closing related to an employee retention arrangement, which is reflected as an operating cash outflow on our consolidated statements of cash flows. The product offerings and technology of Xirgo will augment our existing portfolio in advancing our Insights megatrend initiative, and greatly expands our ability to provide data insights to fleet transportation and logistics customers, by serving telematics service providers, fleet management solution providers, and fleet operators themselves. Xirgo brings a comprehensive suite of telematics and asset tracking devices, cloud-based data insight solutions, as well as emerging cargo capacity and video sensing applications and data services. We are integrating Xirgo into our Performance Sensing reportable segment.
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$11,536
Property, plant and equipment	1,427
Goodwill	164,280
Other intangible assets	249,612
Other assets	508
Deferred income tax liabilities	(32,518)
Other long-term liabilities	(292)
Fair value of net assets acquired, excluding cash and cash equivalents	394,553
Cash and cash equivalents	7,117
Fair value of net assets acquired	$401,670
The goodwill recognized as a result of this acquisition was approximately $164.3 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The amount of goodwill recognized that is expected to be deductible for tax purposes is not material.

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
The definite-lived intangible assets were valued using the income approach. We primarily used the relief-from-royalty method to value completed technologies and tradenames, and we used the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships.
Spear
On November 19, 2021, we acquired all of the equity interests in Spear Power Systems ("Spear"), a leader in electrification solutions that supports our newly established Clean Energy Solutions business unit, for an aggregate purchase price of $114.4 million, subject to certain post-closing items, including the discounted present value of contingent consideration of $8.6 million, which is recorded as a liability on our consolidated balance sheet as of December 31, 2021.
Spear is headquartered in Grandview, Missouri, and develops next generation scalable lithium-ion battery storage systems for demanding land, sea, and air applications. The acquisition of Spear advances Sensata’s Electrification portfolio and strategy into new clean energy markets. Spear expands on Sensata’s acquisition of Lithium Balance in battery management systems and GIGAVAC in high-voltage contactors and provides energy storage solutions for OEMs and system integrators in fast-growing end-markets that offer significant growth opportunities. We are integrating Spear into our Sensing Solutions Segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$4,431
Property, plant and equipment	4,443
Goodwill	72,756
Other intangible assets	30,736
Deferred income tax liabilities	(2,468)
Fair value of net assets acquired, excluding cash and cash equivalents	109,898
Cash and cash equivalents	4,547
Fair value of net assets acquired	$114,445
The allocation of purchase price of Spear is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition was approximately $72.8 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The amount of goodwill recognized in this acquisition will not be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$6,100	10
Completed technologies	22,400	13
Tradenames	1,900	10
Other	336	3
Total definite-lived intangible assets acquired	$30,736	12
The definite-lived intangible assets were valued using the income approach. We primarily used the relief-from-royalty method to value completed technologies and tradenames, and we used the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships.
SmartWitness
On November 19, 2021, we acquired all of the outstanding equity interests of SmartWitness, a privately held innovator of video telematics technology for heavy- and light-duty fleets, for an aggregate cash purchase price of $204.2 million, subject to certain post-closing conditions. In addition to the aggregate purchase price, we paid $8.6 million of cash at closing related to an employee retention arrangement, which is reflected as an operating cash outflow on our consolidated statements of cash flows. SmartWitness is headquartered in Schaumburg, Illinois and expands the capabilities of Sensata Insights into high growth video telematics applications, providing access to applications that will drive adoption of traditional and video telematics solutions. SmartWitness will be integrated into the Performance Sensing reportable segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$10,256
Property, plant and equipment	58
Goodwill	126,549
Other intangible assets	76,800
Other assets	4
Deferred income tax liabilities	(18,920)
Fair value of net assets acquired, excluding cash and cash equivalents	194,747
Cash and cash equivalents	9,502
Fair value of net assets acquired	$204,249
The allocation of purchase price of SmartWitness is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition was approximately $126.5 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The amount of goodwill recognized in this acquisition will not be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$24,100	16
Completed technologies	52,000	10
Tradenames	700	6
Total definite-lived intangible assets acquired	$76,800	12
The definite-lived intangible assets were valued using the income approach. We primarily used the relief-from-royalty method to value completed technologies and tradenames, and we used the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Balance Sheets
(In thousands)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,858	$664
Intercompany receivables	2,662	837
Intercompany notes receivable from subsidiaries	290,944	65,972
Prepaid expenses and other current assets	2,288	1,821
Total current assets	297,752	69,294
Deferred income tax assets	462	506
Other non-current assets	49	51
Investment in subsidiaries	2,955,727	2,726,216
Total assets	$3,253,990	$2,796,067
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$443	$414
Intercompany accounts payable to subsidiaries	7,264	12,937
Intercompany notes payable to subsidiaries	149,208	76,482
Accrued expenses and other current liabilities	2,341	748
Total current liabilities	159,256	90,581
Total liabilities	159,256	90,581
Total shareholders’ equity	3,094,734	2,705,486
Total liabilities and shareholders’ equity	$3,253,990	$2,796,067

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended December 31,
	2021	2020	2019
Net revenue	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	13,687	12,477	8,860
Total operating costs and expenses	13,687	12,477	8,860
Loss from operations	(13,687)	(12,477)	(8,860)
Intercompany dividend income	200,000	—	700,000
Intercompany interest expense, net	(315)	(479)	(23,294)
Other, net	(215)	115	(21)
Net income/(loss) before income taxes and equity in net income of subsidiaries	185,783	(12,841)	667,825
Equity in net income/(loss) of subsidiaries	175,663	182,733	(401,715)
Benefit from/(provision for) income taxes	2,134	(5,606)	16,604
Net income	$363,580	$164,286	$282,714

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2021	2020	2019
Net income	$363,580	$164,286	$282,714
Other comprehensive income/(loss), net of tax:
Defined benefit plan	—	—	—
Subsidiaries' other comprehensive income/(loss)	29,975	(29,051)	5,694
Other comprehensive income/(loss)	29,975	(29,051)	5,694
Comprehensive income	$393,555	$135,235	$288,408
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(15,959)	$(7,911)	$(14,989)
Cash flows from investing activities:
Intercompany loans	(224,972)	—	—
Dividends received from subsidiary	200,000	—	700,000
Net cash provided by investing activities	(24,972)	—	700,000
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	26,290	15,457	15,150
Proceeds from/(payments on) intercompany borrowings	72,726	30,966	(344,018)
Payments to repurchase ordinary shares	(47,843)	(35,175)	(350,004)
Payments of employee restricted stock tax withholdings	(9,048)	(2,911)	(6,990)
Net cash provided by/(used in) financing activities	42,125	8,337	(685,862)
Net change in cash and cash equivalents	1,194	426	(851)
Cash and cash equivalents, beginning of year	664	238	1,089
Cash and cash equivalents, end of year	$1,858	$664	$238

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
Sensata plc conducts limited separate operations and acts primarily as a holding company. Sensata plc has no direct outstanding debt obligations. However, Sensata Technologies B.V., an indirect, wholly-owned subsidiary of Sensata plc, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to Sensata plc, under its senior secured credit facilities and the indentures governing its senior notes. For a discussion of the debt obligations of the subsidiaries of Sensata plc, refer to Note 14: Debt of Sensata plc and subsidiaries' audited consolidated financial statements included elsewhere in this Report (the "Consolidated Financial Statements").
All U.S. dollar amounts presented except per share amounts are stated in thousands, unless otherwise indicated.
2. Commitments and Contingencies
For a discussion of the commitments and contingencies of the subsidiaries of Sensata plc, refer to Note 15: Commitments and Contingencies of the Consolidated Financial Statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
		Charged, Net of Reversals, to Expenses/Against Revenue
For the year ended December 31, 2021
Accounts receivable allowances	$19,033	$(813)	$(1,217)	$17,003
For the year ended December 31, 2020
Accounts receivable allowances	$15,129	$5,654	$(1,750)	$19,033
For the year ended December 31, 2019
Accounts receivable allowances	$13,762	$3,005	$(1,638)	$15,129

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
We excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the internal control over financial reporting for Xirgo Technologies, LLC, Spear Power Systems, and SmartWitness Holdings, Inc., which were acquired by us on April 1, 2021, November 19, 2021, and November 19, 2021, respectively. These exclusions are consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of recently acquired businesses may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 were total assets and net revenues of approximately 1.2% and 2.0%, respectively, of our consolidated total assets and consolidated net revenues as of and for the year ended December 31, 2021.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the internal control over financial reporting for Xirgo Technologies, LLC, Spear Power Systems, and SmartWitness Holdings, Inc., which were acquired by us on April 1, 2021, November 19, 2021, and November 19, 2021, respectively. These exclusions are consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of recently acquired businesses may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 were total assets and net revenues of approximately 1.2% and 2.0%, respectively, of our consolidated total assets and consolidated net revenues as of and for the year ended December 31, 2021.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Swindon, United Kingdom
February 10, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sensata Technologies Holding plc
Opinion on Internal Control over Financial Reporting
We have audited Sensata Technologies Holding plc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensata Technologies Holding plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Xirgo Technologies, LLC, Spear Power Systems and SmartWitness Holdings, Inc., which are included in the 2021 consolidated financial statements of the Company and in aggregate constituted 1.2% of total assets as of December 31, 2021 and 2.0% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Xirgo Technologies, LLC, Spear Power Systems and SmartWitness Holdings, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”), and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 10, 2022

ITEM 9B.OTHER INFORMATION
None
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference from the Definitive Proxy Statement of Sensata Technologies Holding plc (the "Company"), to be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days of the Company's fiscal year ended December 31, 2021.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2021.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2021.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2021.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2021.

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

4.1
Indenture, dated as of April 17, 2013, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022.*

4.2	Form of 4.875% Senior Note due 2023 (included as Exhibit A to Exhibit 4.1).

4.3
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022.*

4.4	Form of 5.625% Senior Note due 2024 (included as Exhibit A to Exhibit 4.3).

4.5
Indenture, dated as of March 26, 2015, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022.*

4.6	Form of 5.0% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5).

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

4.9
Indenture, dated as of September 20, 2019, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022.*

4.10	Form of 4.375% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.9).

4.11
Description of Sensata Technologies Holding plc Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.15 of the Registrant's Annual Report on Form 10-K filed on February 11, 2020).

4.12
Indenture, dated as of August 17, 2020, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as the Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022.*

4.13	Form of 3.750% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.12).

4.14
Indenture dated as of March 29, 2021 among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon as Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022.*

4.15	Form of 4.0% Senior Notes due 2029. (included as Exhibit A to Exhibit 4.14).

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

10.10	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2012, Commission File No. 001-34652).†

10.11
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

10.12
Employment Agreement, dated January 1, 2013, between Sensata Technologies, Inc. and Steven Beringhause (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on January 4, 2013, Commission File No. 001-34652).†‡

10.13
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

10.14
Employment Agreement, entered into on February 4, 2014 between Sensata Technologies, Inc. and Paul S. Vasington (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 4, 2014, Commission File No. 001-34652).†‡

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
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

10.21
Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2018). †

10.22
Amendment No. 9 to Credit Agreement, dated as of March 27, 2019, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2019, Commission File Number 001-34652).

10.23
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

10.24
Letter Agreement dated August 1, 2019 between Steven Beringhause and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 30, 2019). †

10.25
Amendment No. 10 to Credit Agreement and Amendment No. 1 to Domestic Guaranty and Foreign Guaranty, dated as of September 20, 2019, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other guarantors party thereto, Morgan Stanley Senior Funding, Inc., and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 26, 2019).

10.26
Third Amended and Restated Employment Agreement between Jeffrey Cote and Sensata Technologies, Inc., dated March 1, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.27
Third Amended and Restated Employment Agreement between Martha Sullivan and Sensata Technologies, Inc., dated March 1, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.28
Amendment to Martha Sullivan Award Agreements with Sensata Technologies Holding plc, dated February 29, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.29
Amended and Restated Employment Agreement between Yann Etienvre and Sensata Technologies, Inc., dated March 5, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.30
Amended and Restated Employment Agreement between Vineet Nargolwala and Sensata Technologies, Inc., dated March 5, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.31
Amended and Restated Employment Agreement between Hans Lidforss and Sensata Technologies, Inc., dated March 5, 2020 (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.32
Form of Consent to Reduction in Salary April 1, 2020 through June 30, 2020 for Executive Officers (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.33
Employment Agreement between Shannon Votava and Sensata Technologies, Inc., dated May 26, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 28, 2020).†

10.34
Employment Agreement between Lynne Caljouw and Sensata Technologies, Inc., dated June 15, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 28, 2020).†

10.35
Separation and Release of Claims Agreement between Paul Chawla and Sensata Technologies, Inc. dated July 24, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A filed on August 5, 2020).†

10.36
Securities Purchase Agreement, dated February 11, 2021, by and among Xirgo Technologies Intermediate Holdings, LLC, Xirgo Holdings, Inc., the Persons, Sellers, and Option Holder Identified Herein, Sensata Technologies, Inc., and the Seller Representative Identified Herein (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021).

10.37
Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 27, 2021).†

10.38
Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 27, 2021).†

10.39	Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.40
Form of Award Agreement for Restricted Stock Units for Directors under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.41	Employment agreement between Juan Picon and Sensata Technologies, Inc., dated December 1, 2021. *†

21.1	Subsidiaries of Sensata Technologies Holding plc.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SENSATA TECHNOLOGIES HOLDING PLC

/s/ JEFF COTE
By:	Jeff Cote
Its:	Chief Executive Officer and President

Date:	February 10, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFF COTE	Chief Executive Officer, President, and Director	February 10, 2022
Jeff Cote	(Principal Executive Officer)

/s/ PAUL VASINGTON	Executive Vice President and Chief Financial Officer	February 10, 2022
Paul Vasington	(Principal Financial Officer)

/s/ MARIA FREVE	Vice President and Chief Accounting Officer	February 10, 2022
Maria Freve	(Principal Accounting Officer)

/s/ ANDREW TEICH	Chairman of the Board of Directors	February 10, 2022
Andrew Teich

/s/ JOHN ABSMEIER	Director	February 10, 2022
John Absmeier

/s/ DANIEL BLACK	Director	February 10, 2022
Daniel Black

/s/ LORRAINE BOLSINGER	Director	February 10, 2022
Lorraine Bolsinger

/s/ JAMES HEPPELMANN	Director	February 10, 2022
James Heppelmann

/s/ CHARLES PEFFER	Director	February 10, 2022
Charles Peffer

/s/ CONSTANCE SKIDMORE	Director	February 10, 2022
Constance Skidmore

/s/ STEVEN SONNENBERG	Director	February 10, 2022
Steven Sonnenberg

/s/ MARTHA SULLIVAN	Director	February 10, 2022
Martha Sullivan

/s/ STEPHEN ZIDE	Director	February 10, 2022
Stephen Zide

/s/ JEFF COTE	Authorized Representative in the United States	February 10, 2022
Jeff Cote