Form 10-Q
period 2022-03-31
Sensata Technologies Holding plc
filed 2022-04-26
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2022, 156,917,754 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,608,481	$1,708,955
Accounts receivable, net of allowances of $28,001 and $17,003 as of March 31, 2022 and December 31, 2021, respectively	693,568	653,438
Inventories	641,709	588,231
Prepaid expenses and other current assets	146,342	126,370
Total current assets	3,090,100	3,076,994
Property, plant and equipment, net	822,633	820,933
Goodwill	3,555,369	3,502,063
Other intangible assets, net of accumulated amortization of $2,314,755 and $2,277,393 as of March 31, 2022 and December 31, 2021, respectively	907,315	946,731
Deferred income tax assets	104,226	105,028
Other assets	131,745	162,017
Total assets	$8,611,388	$8,613,766
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$6,694	$6,833
Accounts payable	486,432	459,093
Income taxes payable	19,249	26,517
Accrued expenses and other current liabilities	327,670	343,816
Total current liabilities	840,045	836,259
Deferred income tax liabilities	339,332	339,273
Pension and other post-retirement benefit obligations	39,089	38,758
Finance lease and other financing obligations, less current portion	26,347	26,564
Long-term debt, net	4,215,505	4,214,946
Other long-term liabilities	78,753	63,232
Total liabilities	5,539,071	5,519,032
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 174,583 and 174,287 shares issued as of March 31, 2022 and December 31, 2021, respectively	2,236	2,232
Treasury shares, at cost, 17,576 and 16,438 shares as of March 31, 2022 and December 31, 2021, respectively	(899,697)	(832,439)
Additional paid-in capital	1,831,497	1,812,244
Retained earnings	2,154,563	2,132,257
Accumulated other comprehensive loss	(16,282)	(19,560)
Total shareholders' equity	3,072,317	3,094,734
Total liabilities and shareholders' equity	$8,611,388	$8,613,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Net revenue	$975,770	$942,528
Operating costs and expenses:
Cost of revenue	657,080	635,349
Research and development	45,980	35,956
Selling, general and administrative	95,680	77,123
Amortization of intangible assets	37,367	32,064
Restructuring and other charges, net	13,733	4,582
Total operating costs and expenses	849,840	785,074
Operating income	125,930	157,454
Interest expense, net	(45,445)	(44,043)
Other, net	(50,456)	(39,397)
Income before taxes	30,029	74,014
Provision for income taxes	7,588	20,281
Net income	$22,441	$53,733
Basic net income per share	$0.14	$0.34
Diluted net income per share	$0.14	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Net income	$22,441	$53,733
Other comprehensive income:
Cash flow hedges	2,850	14,278
Defined benefit and retiree healthcare plans	428	1,712
Other comprehensive income	3,278	15,990
Comprehensive income	$25,719	$69,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$22,441	$53,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,531	31,197
Amortization of debt issuance costs	1,716	1,711
Share-based compensation	6,540	5,099
Loss on debt financing	—	30,066
Amortization of intangible assets	37,367	32,064
Deferred income taxes	(340)	130
Acquisition-related compensation payments	(7,500)	—
Mark-to-market loss on equity investments, net	59,279	—
Unrealized (gain)/loss on derivative instruments and other	(517)	8,797
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(49,821)	(62,198)
Inventories	(53,004)	(16,857)
Prepaid expenses and other current assets	(8,807)	(4,971)
Accounts payable and accrued expenses	13,488	26,409
Income taxes payable	(7,268)	2,283
Other	2,250	(2,952)
Net cash provided by operating activities	47,355	104,511
Cash flows from investing activities:
Acquisitions, net of cash received	(48,441)	(20,406)
Additions to property, plant and equipment and capitalized software	(35,711)	(27,172)
Investment in debt and equity securities	(6,853)	(1,799)
Other	152	340
Net cash used in investing activities	(90,853)	(49,037)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	13,348	10,556
Payment of employee restricted stock tax withholdings	(135)	(221)
Proceeds from borrowings on debt	—	750,000
Payments on debt	(2,931)	(752,753)
Payments to repurchase ordinary shares	(67,258)	—
Payments of debt financing costs	—	(31,110)
Net cash used in financing activities	(56,976)	(23,528)
Net change in cash and cash equivalents	(100,474)	31,946
Cash and cash equivalents, beginning of year	1,708,955	1,861,980
Cash and cash equivalents, end of period	$1,608,481	$1,893,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(3)	(135)	—	—	—	(135)
Stock options exercised	290	4	—	—	12,713	—	—	12,717
Vesting of restricted securities	9	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(1,138)	(67,258)	—	—	—	(67,258)
Retirement of ordinary shares	(3)	—	3	135	—	(135)	—	—
Share-based compensation	—	—	—	—	6,540	—	—	6,540
Net income	—	—	—	—	—	22,441	—	22,441
Other comprehensive income	—	—	—	—	—	—	3,278	3,278
Balance as of March 31, 2022	174,583	$2,236	(17,576)	$(899,697)	$1,831,497	$2,154,563	$(16,282)	$3,072,317

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(4)	(221)	—	—	—	(221)
Stock options exercised	259	3	—	—	10,553	—	—	10,556
Vesting of restricted securities	12	—	—	—	—	—	—	—
Retirement of ordinary shares	(4)	—	4	221	—	(221)	—	—
Share-based compensation	—	—	—	—	5,099	—	—	5,099
Net income	—	—	—	—	—	53,733	—	53,733
Other comprehensive income	—	—	—	—	—	—	15,990	15,990
Balance as of March 31, 2021	173,533	$2,223	(15,631)	$(784,596)	$1,775,320	$1,831,241	$(33,545)	$2,790,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income, cash flows, and changes in shareholders' equity of Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," or "us."
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 10, 2022 (the "2021 Annual Report").
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
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$502,362	$9,285	$511,647	$536,713	$11,500	$548,213
HVOR (1)	215,335	—	215,335	177,799	—	177,799
Industrial	—	114,619	114,619	—	90,475	90,475
Appliance and HVAC (2)	—	58,825	58,825	—	59,916	59,916
Aerospace	—	33,270	33,270	—	32,677	32,677
Other	—	42,074	42,074	—	33,448	33,448
Total	$717,697	$258,073	$975,770	$714,512	$228,016	$942,528
________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31, 2022	March 31, 2021
Stock options	$307	$460
Restricted securities	6,233	4,639
Share-based compensation expense	$6,540	$5,099

5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31, 2022	March 31, 2021
Q2 2020 Global Restructure Program charges	$—	$1,824
Other restructuring and other charges, net
Severance costs, net	587	186
Facility and other exit costs	1,048	666
Other (1)	12,098	1,906
Restructuring and other charges, net	$13,733	$4,582
________________________
(1)    Primarily includes expenses related to acquisition-related incentive compensation, partially offset by a gain resulting from reduction of the liability for contingent consideration for Spear Power Systems ("Spear"). Refer to Note 16: Acquisitions for additional information.
The following table presents a rollforward of the severance portion of our restructuring obligations for the three months ended March 31, 2022.

	Q2 2020 Global Restructure Program	Other	Total
Balance as of December 31, 2021	$3,853	$3,380	$7,233
Charges, net of reversals	—	587	587
Payments	(2,955)	(1,130)	(4,085)
Foreign currency remeasurement	(6)	12	6
Balance as of March 31, 2022	$892	$2,849	$3,741
The severance liability as of March 31, 2022 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31, 2022	March 31, 2021
Currency remeasurement loss on net monetary assets	$(67)	$(1,477)
Loss on foreign currency forward contracts	(1,243)	(958)
Gain/(loss) on commodity forward contracts	9,424	(1,153)
Loss on debt financing	—	(30,066)
Mark-to-market loss on investments, net	(59,279)	—
Net periodic benefit cost, excluding service cost	(755)	(2,410)
Other	1,464	(3,333)
Other, net	$(50,456)	$(39,397)
7. Income Taxes
The following table presents the provision for income taxes for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31, 2022	March 31, 2021
Provision for income taxes	$7,588	$20,281

The decrease in total tax for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was predominantly related to the overall decrease in income before taxes, driven in part by the mark-to-market loss on our investment in Quanergy as discussed in Note 14: Fair Value Measures.
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
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2022 and 2021 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2022	March 31, 2021
Basic weighted-average ordinary shares outstanding	157,422	157,764
Dilutive effect of stock options	473	708
Dilutive effect of unvested restricted securities	735	758
Diluted weighted-average ordinary shares outstanding	158,630	159,230
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2022	March 31, 2021
Anti-dilutive shares excluded	4	6
Contingently issuable shares excluded	1,002	950
9. Inventories
The following table presents the components of inventories as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Finished goods	$222,375	$201,424
Work-in-process	114,496	101,558
Raw materials	304,838	285,249
Inventories	$641,709	$588,231

10. Pension and Other Post-Retirement Benefits
The following table presents the components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2022 and 2021:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$2	$2	$956	$978	$958	$980
Interest cost	113	120	46	21	424	404	583	545
Expected return on plan assets	(195)	(226)	—	—	(244)	(178)	(439)	(404)
Amortization of net loss	141	401	—	—	278	459	419	860
Amortization of prior service (credit)/cost	—	—	(100)	(159)	2	3	(98)	(156)
Loss on settlement	290	1,565	—	—	—	—	290	1,565
Net periodic benefit cost/(credit)	$349	$1,860	$(52)	$(136)	$1,416	$1,666	$1,713	$3,390
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6: Other, Net.
11. Debt
The following table presents the components of long-term debt, finance lease and other financing obligations as of March 31, 2022 and December 31, 2021:

	Maturity Date	March 31, 2022	December 31, 2021
Term Loan	September 20, 2026	$450,308	$451,465
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
Less: debt discount, net of premium		(4,763)	(5,207)
Less: deferred financing costs		(25,410)	(26,682)
Less: current portion		(4,630)	(4,630)
Long-term debt, net		$4,215,505	$4,214,946

Finance lease and other financing obligations		$28,411	$28,767
Less: current portion		(2,064)	(2,203)
Finance lease and other financing obligations, less current portion		$26,347	$26,564
As of March 31, 2022, we had $416.1 million available under our $420.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2022, no amounts had been drawn against these outstanding letters of credit.
In the three months ended March 31, 2021, in connection with the redemption of $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes"), we recognized a loss of $30.1 million, which included $23.4 million in premiums paid, with the remaining loss representing write-off of debt discounts and deferred financing costs.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, accrued interest totaled $63.1 million and $45.1 million, respectively.

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
13. Shareholders' Equity
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. On January 20, 2022, we announced that our Board of Directors had authorized a new $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019, which had availability of $254.5 million as of December 31, 2021. As of March 31, 2022, $449.5 million remained available for repurchase under the January 2022 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the three months ended March 31, 2022:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$16,831	$(36,391)	$(19,560)
Other comprehensive income before reclassifications, net of tax	7,965	—	7,965
Reclassifications from accumulated other comprehensive loss, net of tax	(5,115)	428	(4,687)
Other comprehensive income	2,850	428	3,278
Balance as of March 31, 2022	$19,681	$(35,963)	$(16,282)
The following table presents the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,		Affected Line in Condensed Consolidated Statements of Operations
Component	2022	2021
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(4,264)	$4,407	Net revenue (1)
Foreign currency forward contracts	(2,629)	(743)	Cost of revenue (1)
Total, before taxes	(6,893)	3,664	Income before taxes
Income tax effect	1,778	(916)	Provision for income taxes
Total, net of taxes	$(5,115)	$2,748	Net income

Defined benefit and retiree healthcare plans	$611	$2,269	Other, net (2)
Income tax effect	(183)	(557)	Provision for income taxes
Total, net of taxes	$428	$1,712	Net income
__________________________
(1)    Refer to Note 15: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 10: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost/(credit).

14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2022	December 31, 2021
Assets
Foreign currency forward contracts	$29,063	$25,112
Commodity forward contracts	8,474	2,979
Total	$37,537	$28,091
Liabilities
Foreign currency forward contracts	$3,682	$3,073
Commodity forward contracts	1,752	4,492
Total	$5,434	$7,565
Refer to Note 15: Derivative Instruments and Hedging Activities for additional information related to our forward contracts.
Quanergy
As of December 31, 2021, we held a $50.0 million investment in Quanergy Systems, Inc. ("Quanergy") Series B Preferred Stock. This equity investment did not have a readily determinable fair value and it was held using the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
On June 22, 2021, Quanergy announced that it had entered into a definitive business combination agreement with CITIC Capital Acquisition Corp ("CITIC") (NYSE: CCAC). On July 16, 2021, CITIC filed a Registration Statement on Form S-4 with the SEC, the effectiveness of which was a condition to closing of the business combination. At December 31, 2021, we assessed our investment in Quanergy based on the proposed terms of the business combination agreement and concluded that there were no indicators of impairment.
On January 6, 2022, the related Registration Statement on Form S-4 was declared effective by the SEC. An Extraordinary General Meeting of shareholders of CITIC was held on January 31, 2022, at which time the business combination was approved. The business combination closed on February 8, 2022. Beginning on February 9, 2022, the combined company, which retained the name "Quanergy Systems, Inc.," was listed on the New York Stock Exchange (the "NYSE") under the ticker symbol QNGY.
Upon closing of the business combination, our investment in Quanergy comprised the following:
•5.0 million common shares, which represented the conversion of our $50 million Series B Preferred Stock investment (at a $10 per share implied valuation);
•750,000 unregistered common shares, representing a $7.5 million private investment in public equity ("PIPE") contribution; and
•2.5 million common shares (the "Warrant Shares"), representing the conversion of 2.5 million warrants provided by Quanergy as up-front consideration for a four-year technical and marketing support agreement (the "Support Agreement").
The 5.75 million common share investment in Quanergy (excluding the Warrant Shares) have a historical cost basis of $57.5 million. The Warrant Shares were converted at a share price of $7.05 per share (the closing market price on February 8, 2022), or approximately $17.6 million, which was recorded as deferred income. Refer to below discussion for additional details on the Support Agreement. Refer to the below table for a summary of our investment in Quanergy as of March 31, 2022,

February 8, 2022, and December 31, 2021, which is presented in other assets on our consolidated balance sheets as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	February 8, 2022	December 31, 2021
Series B Preferred Stock	$—	$—	$50,000
Common shares	9,200	50,000	—
PIPE investment	1,380	7,500	—
Warrant Shares	4,575	17,600	—
Total equity investment in Quanergy	$15,155	$75,100	$50,000

			For the three months ended March 31, 2022
Mark-to-market loss			$59,945
The mark-to-market loss presented in the table above is presented in other, net, and is the result of the decline in Quanergy share price to $1.84 per share on March 31, 2022.
In exchange for the Warrant Shares, we entered into the Support Agreement, whereby we agreed to provide technical and marketing assistance to Quanergy for a term of four years from the effective date of February 8, 2022. We will recognize the consideration ($17.6 million) for the Support Agreement on a straight-line basis over the term of the agreement. We recognized approximately $0.7 million of income in the three months ended March 31, 2022 and will recognize approximately $1.1 million of income each quarter through the end of the term of the Support Agreement.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2021 and determined that they were not impaired. During the three months ended March 31, 2022, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of these assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities
Term Loan	$450,308	$449,182	$451,465	$450,901
4.875% Senior Notes	$500,000	$512,500	$500,000	$526,250
5.625% Senior Notes	$400,000	$416,000	$400,000	$438,000
5.0% Senior Notes	$700,000	$714,875	$700,000	$759,500
4.375% Senior Notes	$450,000	$432,000	$450,000	$479,250
3.75% Senior Notes	$750,000	$690,938	$750,000	$747,188
4.0% Senior Notes	$1,000,000	$942,500	$1,000,000	$1,022,500
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
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

	March 31, 2022	December 31, 2021
Quanergy Systems, Inc. (1)	$—	$50,000
Other	15,000	15,000
Total	$15,000	$65,000
___________________________________
(1)    As of March 31, 2022, Quanergy is no longer classified as an equity investment without a readily determinable fair value. See additional discussion under the heading Quanergy elsewhere in this Note.
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three months ended March 31, 2022 and 2021, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of March 31, 2022, we estimated that $23.7 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2023.
As of March 31, 2022, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
15.0 EUR	March 29, 2022	April 29, 2022	Euro ("EUR") to USD	1.11 USD	Not designated
349.6 EUR	Various from May 2020 to March 2022	Various from April 2022 to March 2024	EUR to USD	1.19 USD	Cash flow hedge
1,170.0 CNY	Various in March 2022	Various in April 2022	USD to Chinese Renminbi ("CNY")	6.38 CNY	Not designated
1,134.3 CNY	Various from October 2021 to March 2022	Various from April 2022 to December 2022	USD to CNY	6.44 CNY	Cash flow hedge
684.0 JPY	March 29, 2022	April 28, 2022	USD to Japanese Yen ("JPY")	122.02 JPY	Not designated
24,400.0 KRW	Various from May 2020 to March 2022	Various from April 2022 to February 2024	USD to Korean Won ("KRW")	1,170.98 KRW	Cash flow hedge
24.0 MYR	March 28, 2022	April 29, 2022	USD to Malaysian Ringgit ("MYR")	4.21 MYR	Not designated
259.0 MXN	March 29, 2022	April 29, 2022	USD to Mexican Peso ("MXN")	20.05 MXN	Not designated
3,477.3 MXN	Various from May 2020 to March 2022	Various from April 2022 to March 2024	USD to MXN	22.11 MXN	Cash flow hedge
52.4 GBP	Various from May 2020 to March 2022	Various from April 2022 to March 2024	British Pound Sterling ("GBP") to USD	1.36 USD	Cash flow hedge
_________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

Hedges of Commodity Risk
As of March 31, 2022, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,109,868 troy oz.	April 2022 - February 2024	$24.72
Gold	8,380 troy oz.	April 2022 - February 2024	$1,833.55
Nickel	250,238 pounds	April 2022 - February 2024	$8.69
Aluminum	3,851,210 pounds	April 2022 - February 2024	$1.17
Copper	7,740,838 pounds	April 2022 - February 2024	$4.30
Platinum	11,588 troy oz.	April 2022 - February 2024	$1,045.40
Palladium	1,408 troy oz.	April 2022 - February 2024	$2,383.12
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$24,946	$20,562	Accrued expenses and other current liabilities	$2,656	$1,981
Foreign currency forward contracts	Other assets	4,063	4,391	Other long-term liabilities	683	904
Total		$29,009	$24,953		$3,339	$2,885
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$6,298	$2,583	Accrued expenses and other current liabilities	$1,490	$3,422
Commodity forward contracts	Other assets	2,176	396	Other long-term liabilities	262	1,070
Foreign currency forward contracts	Prepaid expenses and other current assets	54	159	Accrued expenses and other current liabilities	343	188
Total		$8,528	$3,138		$2,095	$4,680
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2022	2021		2022	2021
Foreign currency forward contracts	$5,586	$18,799	Net revenue	$4,264	$(4,407)
Foreign currency forward contracts	$5,145	$(3,425)	Cost of revenue	$2,629	$743

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2022	2021
Commodity forward contracts	$9,424	$(1,153)	Other, net
Foreign currency forward contracts	$(1,243)	$(958)	Other, net

Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2022, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $5.5 million. As of March 31, 2022, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions
Spear Power Systems
On November 19, 2021, we acquired all of the equity interests of Spear, a leader in electrification solutions that supports our newly-established Clean Energy Solutions business unit, for an aggregate purchase price of $113.7 million, subject to certain post-closing items, including the discounted present value of contingent consideration. As of March 31, 2022, the present value of this contingent consideration was $2.3 million. Any gains or losses resulting from adjustments to contingent consideration are recorded in restructuring and other charges, net. We are integrating Spear into the Sensing Solutions reportable segment.
As of March 31, 2022, the allocation of purchase price of Spear is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. Refer to Note 21: Acquisitions of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report for detailed information regarding the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2021.
SmartWitness Holdings, Inc.
On November 19, 2021, we acquired all of the equity interests of SmartWitness Holdings, Inc. ("SmartWitness"), a privately held innovator of video telematics technology for heavy- and light-duty fleets, for an aggregate cash purchase price of $204.2 million, subject to certain post-closing items. In addition to the aggregate purchase price, we paid $8.6 million of cash at closing related to an employee retention arrangement, which was reflected as an operating cash outflow on our consolidated statement of cash flows for the year ended December 31, 2021. We are integrating SmartWitness into the Performance Sensing reportable segment.
As of March 31, 2022, the allocation of purchase price of SmartWitness is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. Refer to Note 21: Acquisitions of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report for detailed information regarding the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2021.
Elastic M2M Inc.
On February 11, 2022, we acquired all of the equity interests of Elastic M2M Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.2 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million additional acquisition-related incentive compensation, pending the completion of certain technical milestones in fiscal year 2022 and achievement of revenue targets in fiscal years 2022 and 2023. In the first quarter of 2022, we determined that $15.0 million of that acquisition-related incentive compensation was earned as all of the technical milestones were achieved. This amount is recorded in restructuring and other charges, net. We paid $7.5 million of this acquisition-related incentive compensation in the three months ended March 31, 2022, which is reflected as an operating cash outflow on our condensed consolidated statement of cash flows for the three months ended March 31, 2022.
Elastic M2M is a privately-held innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment. We are integrating Elastic M2M into the Performance Sensing reportable segment.

The purchase price of Elastic M2M has been primarily allocated to goodwill. The preliminary valuation of intangible assets is not yet available. We expect the preliminary valuation to be complete in the second quarter of 2022, at which time we will adjust the allocation to include definite-lived intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed.
17. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. The Performance Sensing reportable segment consists of two operating segments, Automotive and HVOR, which meet the criteria for aggregation in FASB ASC Topic 280, Segment Reporting. The Sensing Solutions reportable segment is also an operating segment.
Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report.
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three months ended March 31, 2022 and 2021:

	For the three months ended
	March 31, 2022	March 31, 2021
Net revenue:
Performance Sensing	$717,697	$714,512
Sensing Solutions	258,073	228,016
Total net revenue	$975,770	$942,528
Segment operating income (as defined above):
Performance Sensing	$180,638	$195,844
Sensing Solutions	72,515	66,894
Total segment operating income	253,153	262,738
Corporate and other	(76,123)	(68,638)
Amortization of intangible assets	(37,367)	(32,064)
Restructuring and other charges, net	(13,733)	(4,582)
Operating income	125,930	157,454
Interest expense, net	(45,445)	(44,043)
Other, net	(50,456)	(39,397)
Income before taxes	$30,029	$74,014
18. Subsequent Events
On April 22, 2022, we signed a stock purchase agreement to acquire Dynapower Company, LLC ("Dynapower"), a leading provider of high-voltage power conversion solutions for clean energy segments, for an aggregate cash purchase price of $580 million, subject to working capital and other adjustments. We expect to complete the acquisition in the third quarter of 2022, subject to regulatory approvals and other customary closing conditions. We intend to fund the transaction using available cash on hand.
Dynapower is a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. We are acquiring Dynapower as a foundational addition to our Clean Energy Solutions strategy and complement to our recent acquisitions of GIGAVAC, Lithium Balance, and Spear.
On April 26, 2022, we announced that our Board had declared a quarterly dividend of $0.11 per share, payable on May 25, 2022 to shareholders of record as of May 11, 2022.

Cautionary Statements Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," "potential," "opportunity," "guidance," and similar terms or phrases. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business and market outlook, megatrends, priorities, growth, shareholder value, capital expenditures, cash flows, demand for products and services, share repurchases, and Sensata’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. These statements are subject to risks, uncertainties, and other important factors relating to our operations and business environment, and we can give no assurances that these forward-looking statements will prove to be correct.
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
Investors and others should carefully consider the foregoing factors and other uncertainties, risks and potential events including, but not limited to, those described in Item 1A: Risk Factors included in our 2021 Annual Report and as may be updated from time to time in Item 1A: Risk Factors in our quarterly reports on Form 10-Q or other subsequent filings with the SEC. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements, and should be read in conjunction with, the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the following discussions have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
In the first quarter of 2022, our net revenue increased 3.5% from the first quarter of 2021. This revenue growth was primarily driven by outgrowth to market and revenue from acquisitions completed in 2021, offset somewhat by market declines. In addition, we continued to drive new business wins, most of which were in areas representing our megatrend initiatives, and which will help drive future revenue growth.
Operating income decreased $31.5 million to $125.9 million (12.9% of net revenue) in the first quarter of 2022, compared to $157.5 million (16.7% of net revenue) in the prior year period. Refer to discussion under the heading Results of Operations elsewhere in this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
Income before taxes decreased to $30.0 million in the first quarter of 2022, compared to $74.0 million in the first quarter of 2021. Much of this decline related to a mark-to-market loss on our investment in Quanergy as discussed further under the heading Quanergy below. Global supply chain disruptions and shortages continue to pressure our margins; however, we have made progress in recovering some of these additional costs from our customers through increased pricing.
Acquisitions
In the first quarter of 2022, we completed the strategic acquisition of Elastic M2M for $51.2 million. Elastic M2M is a privately-held innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment.
On April 22, 2022, we signed a stock purchase agreement to acquire Dynapower, a leading provider of high-voltage power conversion solutions for clean energy segments, for an aggregate cash purchase price of $580 million, subject to working capital and other adjustments. Dynapower's revenue is expected to exceed $100 million on an annualized basis in 2022 with projected revenue growth in excess of 30% over the next several years. We expect to complete the acquisition in the third quarter of 2022, subject to regulatory approvals and other customary closing conditions.
Dynapower is a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. We are acquiring Dynapower as a foundational addition to our Clean Energy Solutions strategy and complement to our recent acquisitions of GIGAVAC, Lithium Balance, and Spear.
Quanergy
Since fiscal year 2016, we have held a $50.0 million investment in Quanergy Series B Preferred Stock, which was classified as an equity investment without a readily determinable fair value. As discussed in Note 14: Fair Value Measures included elsewhere in this Quarterly Report on Form 10-Q, in the first quarter of 2022, Quanergy became a public company traded on the NYSE, as a result of a business combination with CITIC. Upon closing of the business combination, our $50 million investment in Quanergy Series B Preferred stock was converted to 5.0 million common shares of Quanergy (at a $10 per share implied valuation). We also contributed $7.5 million to a PIPE investment to Quanergy in exchange for 750,000 unregistered common shares. Our investment in these two instruments was $57.5 million at February 8, 2022.
Effective as of the date of the business combination (February 8, 2022), we entered into the Support Agreement with Quanergy in exchange for 2.5 million warrants, converted to common stock on that date, valued at $17.6 million as of close of business February 8, 2022. This additional investment of $17.6 million was recorded as deferred income and will be recognized on a straight-line basis over the four-year term of the agreement.
Accordingly, we held 8.25 million common shares of Quanergy on March 31, 2022, with a carrying value of $75.1 million. The share price of Quanergy on March 31, 2022 was $1.84 per share, representing a market value of $15.2 million. As a result, we recorded a $59.9 million mark-to-market adjustment loss on this investment in the first quarter of 2022, which was recorded in other, net.
On April 26, 2022, we announced that our Board had declared a quarterly dividend of $0.11 per share, payable on May 25, 2022 to shareholders of record as of May 11, 2022.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2022		March 31, 2021
	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$717.7	73.6%	$714.5	75.8%
Sensing Solutions	258.1	26.4	228.0	24.2
Net revenue	975.8	100.0	942.5	100.0
Operating costs and expenses	849.8	87.1	785.1	83.3
Operating income	125.9	12.9	157.5	16.7
Interest expense, net	(45.4)	(4.7)	(44.0)	(4.7)
Other, net	(50.5)	(5.2)	(39.4)	(4.2)
Income before taxes	30.0	3.1	74.0	7.9
Provision for income taxes	7.6	0.8	20.3	2.2
Net income	$22.4	2.3%	$53.7	5.7%
__________________________
*     Represents the amount presented divided by total net revenue.

Net Revenue
Net revenue for the three months ended March 31, 2022 increased 3.5% compared to the three months ended March 31, 2021. Excluding a decrease of 0.6% attributed to changes in foreign currency exchange rates and an increase of 4.1% due to the effect of acquisitions, net revenue for the three months ended March 31, 2022 was flat on an organic basis. However, we achieved market outgrowth of 790 basis points in the three months ended March 31, 2022. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to the section entitled Non-GAAP Financial Measures below for additional information related to our use of organic revenue growth (or decline).
Performance Sensing
Performance Sensing net revenue for the three months ended March 31, 2022 increased 0.4% compared to the three months ended March 31, 2021. Excluding a decrease of 0.7% attributed to changes in foreign currency exchange rates and an increase of 4.8% due to the effect of acquisitions, Performance Sensing net revenue for the three months ended March 31, 2022 decreased 3.7% on an organic basis, representing market outgrowth of 650 basis points.
Automotive net revenue for the three months ended March 31, 2022 declined 6.4% compared to the three months ended March 31, 2021. Excluding a decline of 0.6% attributed to changes in foreign currency exchange rates, Automotive net revenue for the three months ended March 31, 2022 declined 5.8% on an organic basis, representing market outgrowth of 410 basis points. HVOR net revenue for the three months ended March 31, 2022 grew 21.1% compared to the three months ended March 31, 2021. Excluding a decline of 0.6% attributed to changes in foreign currency exchange rates and growth of 19.2% due to the effect of acquisitions, HVOR net revenue for the three months ended March 31, 2022 grew 2.5% on an organic basis, representing 1,340 basis points of market outgrowth in the quarter.
Sensing Solutions
Sensing Solutions net revenue for the three months ended March 31, 2022 increased 13.2% compared to the three months ended March 31, 2021. Excluding a decline of 0.5% attributed to changes in foreign currency exchange rates and growth of 2.1% due to the effect of acquisitions, Sensing Solutions net revenue for the three months ended March 31, 2022 increased 11.6% on an organic basis. The organic revenue growth reflects the launch of new industrial electrification applications, somewhat offset by declines in the Industrial and Aerospace markets.
Operating costs and expenses
Operating costs and expenses for the three months ended March 31, 2022 and 2021 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2022		March 31, 2021
	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$657.1	67.3%	$635.3	67.4%
Research and development	46.0	4.7	36.0	3.8
Selling, general and administrative	95.7	9.8	77.1	8.2
Amortization of intangible assets	37.4	3.8	32.1	3.4
Restructuring and other charges, net	13.7	1.4	4.6	0.5
Total operating costs and expenses	$849.8	87.1%	$785.1	83.3%
__________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended March 31, 2022, cost of revenue as a percentage of net revenue decreased slightly from the three months ended March 31, 2021. The most significant drivers of cost of revenue as a percentage of net revenue in the first quarter of 2022, which largely offset, were the favorable effect of changes in foreign currency exchange rates and productivity headwinds. Increased costs related to industry-wide supply chain shortages were largely offset by recovery from customers in the form of pricing increases.

Research and development expense
For the three months ended March 31, 2022, research and development ("R&D") expense increased from the three months ended March 31, 2021 primarily as a result of (1) higher spend to support megatrend growth initiatives and (1) incremental R&D expense related to acquired businesses. R&D expense related to megatrends during the three months ended March 31, 2022 was $16.4 million, an increase of $5.1 million from the three months ended March 31, 2021.
Selling, general and administrative expense
For the three months ended March 31, 2022, selling, general and administrative ("SG&A") expense increased from the three months ended March 31, 2021, primarily as a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher selling costs, and (3) higher share-based compensation, partially offset by the favorable impact of changes in foreign currency exchange rates.
Amortization of intangible assets
For the three months ended March 31, 2022, amortization expense increased from the three months ended March 31, 2021 primarily due to increased intangibles from recent acquisitions partially offset by the effect of the economic benefit amortization method.
Restructuring and other charges, net
For the three months ended March 31, 2022, restructuring and other charges, net increased from the three months ended March 31, 2021. This increase is primarily due to acquisition-related incentive compensation of $15.0 million related to Elastic M2M milestones which were met in the first quarter partially offset by a $6.2 million reduction in the liability for contingent consideration for Spear. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on our restructuring and other charges, net.
Operating income
In the three months ended March 31, 2022, operating income decreased compared to the three months ended March 31, 2021, primarily due to (1) increased restructuring and other charges as described above, (2) higher selling costs, (3) increased amortization expense as described above, (4) higher spend to support our megatrends initiatives, and (5) higher share-based compensation, partially offset by the favorable effect of changes in foreign currency exchange rates.
Acquired businesses had a minor net impact on our operating income in the first quarter of 2022 compared to the first quarter of 2021.
Interest expense, net
For the three months ended March 31, 2022, interest expense, net increased from the three months ended March 31, 2021, primarily as a result of interest expense on the 4.0% Senior Notes, which were issued on March 29, 2021 and April 8, 2021 partially offset by the reduced interest expense resulting from our March 5, 2021 redemption of the 6.25% Senior Notes.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. In the three months ended March 31, 2022, other, net represented a net loss of $50.5 million, an increase of $11.1 million compared to a net loss of $39.4 million in the three months ended March 31, 2021. This increase was primarily due to $59.3 million in mark-to-market losses on equity investments, primarily related to Quanergy, partially offset by the non-recurrence of $30.1 million loss on debt financing related to the redemption of our 6.25% Senior Notes in the first quarter of 2021 and increased gains from our commodity forward contracts.
Provision for income taxes
For the three months ended March 31, 2022, provision for income taxes decreased $12.7 million from the three months ended March 31, 2021, predominantly related to the overall decrease in income before tax, driven in part by a $59.9 million mark-to-market loss on our investment in Quanergy.
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
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, operating cash flows, total debt, finance lease and other financing obligations, or EBITDA, respectively, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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
Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted EPS
We define adjusted operating income as operating income, determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described below. Adjusted operating margin is calculated by dividing adjusted operating income by net revenue determined in accordance with U.S. GAAP. We define adjusted net income as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described in Non-GAAP Adjustments below. Adjusted EPS is calculated by dividing adjusted net income by the number of diluted weighted-average ordinary shares outstanding in the period.
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
Free cash flow
Free cash flow is defined as net cash provided by operating activities less additions to property, plant and equipment and capitalized software. We believe free cash flow is useful to management and investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to, among other things, fund acquisitions, repurchase ordinary shares, and (or) accelerate the repayment of debt obligations.
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
•Step-up depreciation and amortization: includes depreciation and amortization expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., property, plant and equipment, definite-lived intangible assets, and inventories).
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

	For the three months ended March 31, 2022				For the three months ended March 31, 2021
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$125.9	12.9%	$22.4	$0.14	$157.5	16.7%	$53.7	$0.34
Non-GAAP adjustments:
Restructuring related and other	4.1	0.4	4.0	0.03	4.5	0.5	7.3	0.05
Financing and other transaction costs	15.8	1.6	74.6	0.47	4.6	0.5	32.8	0.21
Step-up depreciation and amortization	35.9	3.7	35.9	0.23	29.7	3.2	29.7	0.19
Deferred loss/(gain) on derivative instruments	0.7	0.1	(7.0)	(0.04)	1.8	0.2	2.2	0.01
Amortization of debt issuance costs	—	—	1.7	0.01	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	(8.3)	(0.05)	—	—	10.1	0.06
Total adjustments	56.6	5.8	101.0	0.64	40.6	4.3	83.9	0.53
Adjusted (non-GAAP)	$182.5	18.7%	$123.4	$0.78	$198.1	21.0%	$137.6	$0.86
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the three months ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$47.4	$104.5
Additions to property, plant and equipment and capitalized software	(35.7)	(27.2)
Free cash flow	$11.7	$77.3
The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended March 31,
(in millions)	LTM	2022	2021
Net income	$332.3	$22.4	$53.7
Interest expense, net	180.7	45.4	44.0
Provision for income taxes	37.6	7.6	20.3
Depreciation expense	125.3	31.5	31.2
Amortization of intangible assets	139.4	37.4	32.1
EBITDA	815.4	144.4	181.3
Non-GAAP Adjustments
Restructuring related and other	20.4	4.1	7.4
Financing and other transaction costs	80.2	75.1	35.9
Deferred (gain)/loss on derivative instruments	(0.5)	(8.8)	3.0
Adjusted EBITDA	$915.5	$214.9	$227.6

The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	March 31, 2022	December 31, 2021
Current portion of long-term debt, finance lease and other financing obligations	$6.7	$6.8
Finance lease and other financing obligations, less current portion	26.3	26.6
Long-term debt, net	4,215.5	4,214.9
Total debt, finance lease and other financing obligations	4,248.5	4,248.3
Less: discount, net of premium	(4.8)	(5.2)
Less: deferred financing costs	(25.4)	(26.7)
Total gross indebtedness	4,278.7	4,280.2
Less: cash and cash equivalents	1,608.5	1,709.0
Net debt	$2,670.2	$2,571.3

Adjusted EBITDA (LTM)	$915.5	$928.3
Net leverage ratio	2.9	2.8
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	March 31, 2022	December 31, 2021
United Kingdom	$17.3	$20.4
United States	17.3	25.0
The Netherlands	1,180.5	1,304.3
China	336.3	293.8
Other	57.1	65.4
Total	$1,608.5	$1,709.0
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
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2022 and 2021. We have derived this summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2022	March 31, 2021
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$150.5	$162.8
Changes in operating assets and liabilities, net	(103.2)	(58.3)
Operating activities	47.4	104.5
Investing activities	(90.9)	(49.0)
Financing activities	(57.0)	(23.5)
Net change	$(100.5)	$31.9

Operating activities. Net cash provided by operating activities decreased in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased raw material purchases in order to maximize production flexibility given widespread parts shortages in our supply chain and in anticipation of volume increases later in the year, a cash payment of $7.5 million for earned acquisition-related incentive compensation related to Elastic M2M, and timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities increased in the three months ended March 31, 2022 primarily due to cash paid for the acquisitions of Elastic M2M and the $7.5 million PIPE investment in Quanergy. In fiscal year 2022, we anticipate capital expenditures of approximately $165.0 million to $175.0 million, which we expect to be funded from cash on hand.
Financing activities. In the three months ended March 31, 2022, net cash used in financing activities increased primarily due to $67.3 million cash paid for share repurchases following the resumption of our program in the fourth quarter of 2021, partially offset by the nonrecurrence of $31.1 million of payments related to debt financing in the three months ended March 31, 2021.
Indebtedness and Liquidity
As of March 31, 2022, we had $4.3 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Senior Secured Credit Facilities
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of March 31, 2022, we had $416.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2022, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of March 31, 2022, availability under the Accordion was approximately $1.0 billion.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 20, 2022, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2022.

The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2021 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2022, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program (the "January 2022 Program") under which approximately $449.5 million remained available as of March 31, 2022.
Recently Issued Accounting Pronouncements
There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2021 Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2021. For a discussion of market risks affecting us, refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk included in our 2021 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors.
Information regarding risk factors appears in Part I, Item 1A: Risk Factors, included in our 2021 Annual Report. There have been no material changes to the risk factors disclosed therein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2022	453,441	$61.89	452,643	$488.8
February 1 through February 28, 2022	594,667	$57.11	593,207	$454.9
March 1 through March 31, 2022	92,539	$58.11	92,485	$449.5
Quarter total	1,140,647	$59.09	1,138,335	$449.5
__________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 798 ordinary shares withheld in January 2022, 1,460 ordinary shares withheld in February 2022, and 54 ordinary shares withheld in March 2022, representing a total aggregate fair value of $135 thousand based on the closing price of our ordinary shares on the date of withholdings.
(2)     With the exception of $16.9 million aggregate fair value of ordinary shares repurchased in January 2022 under a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on July 30, 2019 (the "July 2019 Program"), all purchases during the three months ended March 31, 2021 were conducted pursuant to a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on January 20, 2022 (the “January 2022 Program”), which replaced the July 2019 Program. The January 2022 Program does not have an established expiration date.
Item 3.Defaults Upon Senior Securities.
None.

Item 5.Other Information.
On April 22, 2022, Sensata Technologies Holding plc (the "Company") signed a stock purchase agreement to acquire Dynapower Company, LLC ("Dynapower"), a leading provider of high-voltage power conversion solutions for clean energy segments, for an aggregate cash purchase price of $580 million, subject to working capital and other adjustments. Dynapower's annualized revenue is expected to exceed $100 million in 2022 with projected revenue growth in excess of 30% over the next several years. The Company expects to complete the acquisition in the third quarter of 2022, subject to regulatory approvals and other customary closing conditions. The Company intends to fund the transaction using available cash on hand.
Dynapower is a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. The Company is acquiring Dynapower as a foundational addition to its Clean Energy Solutions strategy and complement to its recent acquisitions of GIGAVAC, Lithium Balance, and Spear.
The foregoing description of the stock purchase agreement is qualified in its entirety by reference to the full text of the stock purchase agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated in this report by reference. A copy of the press release announcing entry into the stock purchase agreement is attached as Exhibit 99.1 and is incorporated in this report by reference.
On April 26, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.11 per share, payable May 25, 2022 to shareholders of record as of May 11, 2022. The press release is attached hereto as Exhibit 99.2 and is incorporated by reference herein.
The Company will include a discussion of the acquisition and dividend at its earnings call on April 26, 2022 at 8:00 AM eastern time. The dial-in numbers for the call are 1-844-784-1726 or 1-412-380-7411. Callers should reference the "Sensata Q1 2022 Financial Results Conference Call." A live webcast of the conference call will also be available on the investor relations page of Sensata’s website at http://investors.sensata.com. Additionally, a replay of the call will be available until May 3, 2022. To access the replay, dial 1-877-344-7529 or 1-412-317-0088 and enter confirmation code: 8713067.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1	Stock Purchase Agreement between Dynapower Holdings, LLC and Sensata Technologies, Inc. *

10.2	Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. †*

10.3	Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. †*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	April 26, 2022 press release entitled "Sensata Technologies Furthers Electrification Strategy with Acquisition of Dynapower." *

99.2	April 26, 2022 press release entitled "Sensata Technologies Board Approves Quarterly Dividend of $0.11 per share."*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 26, 2022

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)