Form 10-Q
period 2022-06-30
Sensata Technologies Holding plc
filed 2022-08-01
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2022, 155,251,755 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,558,578	$1,708,955
Accounts receivable, net of allowances of $26,448 and $17,003 as of June 30, 2022 and December 31, 2021, respectively	743,048	653,438
Inventories	656,736	588,231
Prepaid expenses and other current assets	161,367	126,370
Total current assets	3,119,729	3,076,994
Property, plant and equipment, net	825,862	820,933
Goodwill	3,534,438	3,502,063
Other intangible assets, net of accumulated amortization of $2,351,560 and $2,277,393 as of June 30, 2022 and December 31, 2021, respectively	904,929	946,731
Deferred income tax assets	101,899	105,028
Other assets	119,820	162,017
Total assets	$8,606,677	$8,613,766
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$6,566	$6,833
Accounts payable	537,261	459,093
Income taxes payable	15,309	26,517
Accrued expenses and other current liabilities	327,993	343,816
Total current liabilities	887,129	836,259
Deferred income tax liabilities	341,383	339,273
Pension and other post-retirement benefit obligations	37,863	38,758
Finance lease and other financing obligations, less current portion	25,623	26,564
Long-term debt, net	4,213,512	4,214,946
Other long-term liabilities	77,583	63,232
Total liabilities	5,583,093	5,519,032
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 174,924 and 174,287 shares issued as of June 30, 2022 and December 31, 2021, respectively	2,239	2,232
Treasury shares, at cost, 19,269 and 16,438 shares as of June 30, 2022 and December 31, 2021, respectively	(978,595)	(832,439)
Additional paid-in capital	1,841,925	1,812,244
Retained earnings	2,164,734	2,132,257
Accumulated other comprehensive loss	(6,719)	(19,560)
Total shareholders' equity	3,023,584	3,094,734
Total liabilities and shareholders' equity	$8,606,677	$8,613,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net revenue	$1,020,548	$992,660	$1,996,318	$1,935,188
Operating costs and expenses:
Cost of revenue	686,603	658,285	1,343,683	1,293,634
Research and development	47,971	42,913	93,951	78,869
Selling, general and administrative	97,329	86,821	193,009	163,944
Amortization of intangible assets	36,805	34,857	74,172	66,921
Restructuring and other charges, net	12,897	5,029	26,630	9,611
Total operating costs and expenses	881,605	827,905	1,731,445	1,612,979
Operating income	138,943	164,755	264,873	322,209
Interest expense, net	(44,842)	(45,213)	(90,287)	(89,256)
Other, net	(39,240)	1,012	(89,696)	(38,385)
Income before taxes	54,861	120,554	84,890	194,568
Provision for income taxes	20,020	7,638	27,608	27,919
Net income	$34,841	$112,916	$57,282	$166,649
Basic net income per share	$0.22	$0.71	$0.36	$1.05
Diluted net income per share	$0.22	$0.71	$0.36	$1.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$34,841	$112,916	$57,282	$166,649
Other comprehensive income:
Cash flow hedges	9,183	1,398	12,033	15,676
Defined benefit and retiree healthcare plans	380	1,672	808	3,384
Other comprehensive income	9,563	3,070	12,841	19,060
Comprehensive income	$44,404	$115,986	$70,123	$185,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$57,282	$166,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,882	62,833
Amortization of debt issuance costs	3,433	3,426
Share-based compensation	15,739	11,475
Loss on debt financing	—	30,066
Amortization of intangible assets	74,172	66,921
Deferred income taxes	(5,211)	(7,070)
Acquisition-related compensation payments	(15,000)	—
Mark-to-market loss on equity investments, net	71,100	—
Unrealized loss on derivative instruments and other	20,669	12,700
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(102,845)	(97,906)
Inventories	(69,379)	(45,664)
Prepaid expenses and other current assets	(17,762)	(8,280)
Accounts payable and accrued expenses	56,767	68,764
Income taxes payable	(11,384)	6,448
Other	1,425	(2,431)
Net cash provided by operating activities	141,888	267,931
Cash flows from investing activities:
Acquisitions, net of cash received	(48,989)	(421,951)
Additions to property, plant and equipment and capitalized software	(74,069)	(63,572)
Investment in debt and equity securities	(6,878)	(6,444)
Other	152	2,862
Net cash used in investing activities	(129,784)	(489,105)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	14,577	17,957
Payment of employee restricted stock tax withholdings	(7,577)	(7,948)
Proceeds from borrowings on debt	—	1,001,875
Payments on debt	(5,664)	(757,889)
Dividends paid	(17,225)	—
Payments to repurchase ordinary shares	(144,279)	—
Payments of debt financing costs	(2,313)	(33,032)
Net cash (used in)/provided by financing activities	(162,481)	220,963
Net change in cash and cash equivalents	(150,377)	(211)
Cash and cash equivalents, beginning of year	1,708,955	1,861,980
Cash and cash equivalents, end of period	$1,558,578	$1,861,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2022	174,583	$2,236	(17,576)	$(899,697)	$1,831,497	$2,154,563	$(16,282)	$3,072,317
Surrender of shares for tax withholding	—	—	(148)	(7,442)	—	—	—	(7,442)
Stock options exercised	39	—	—	—	1,229	—	—	1,229
Vesting of restricted securities	450	5	—	—	—	(5)	—	—
Cash dividends paid	—	—	—	—	—	(17,225)	—	(17,225)
Repurchase of ordinary shares	—	—	(1,693)	(78,898)	—	—	—	(78,898)
Retirement of ordinary shares	(148)	(2)	148	7,442	—	(7,440)	—	—
Share-based compensation	—	—	—	—	9,199	—	—	9,199
Net income	—	—	—	—	—	34,841	—	34,841
Other comprehensive income	—	—	—	—	—	—	9,563	9,563
Balance as of June 30, 2022	174,924	$2,239	(19,269)	$(978,595)	$1,841,925	$2,164,734	$(6,719)	$3,023,584

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(151)	(7,577)	—	—	—	(7,577)
Stock options exercised	329	4	—	—	13,942	—	—	13,946
Vesting of restricted securities	459	5	—	—	—	(5)	—	—
Cash dividends paid	—	—	—	—	—	(17,225)	—	(17,225)
Repurchase of ordinary shares	—	—	(2,831)	(146,156)	—	—	—	(146,156)
Retirement of ordinary shares	(151)	(2)	151	7,577	—	(7,575)	—	—
Share-based compensation	—	—	—	—	15,739	—	—	15,739
Net income	—	—	—	—	—	57,282	—	57,282
Other comprehensive income	—	—	—	—	—	—	12,841	12,841
Balance as of June 30, 2022	174,924	$2,239	(19,269)	$(978,595)	$1,841,925	$2,164,734	$(6,719)	$3,023,584

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2021	173,533	$2,223	(15,631)	$(784,596)	$1,775,320	$1,831,241	$(33,545)	$2,790,643
Surrender of shares for tax withholding	—	—	(132)	(7,727)	—	—	—	(7,727)
Stock options exercised	208	3	—	—	8,167	—	—	8,170
Vesting of restricted securities	396	5	—	—	—	(5)	—	—
Retirement of ordinary shares	(132)	(2)	132	7,727	—	(7,725)	—	—
Share-based compensation	—	—	—	—	6,376	—	—	6,376
Net income	—	—	—	—	—	112,916	—	112,916
Other comprehensive income	—	—	—	—	—	—	3,070	3,070
Balance as of June 30, 2021	174,005	$2,229	(15,631)	$(784,596)	$1,789,863	$1,936,427	$(30,475)	$2,913,448

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(136)	(7,948)	—	—	—	(7,948)
Stock options exercised	467	6	—	—	18,720	—	—	18,726
Vesting of restricted securities	408	5	—	—	—	(5)	—	—
Retirement of ordinary shares	(136)	(2)	136	7,948	—	(7,946)	—	—
Share-based compensation	—	—	—	—	11,475	—	—	11,475
Net income	—	—	—	—	—	166,649	—	166,649
Other comprehensive income	—	—	—	—	—	—	19,060	19,060
Balance as of June 30, 2021	174,005	$2,229	(15,631)	$(784,596)	$1,789,863	$1,936,427	$(30,475)	$2,913,448
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
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$506,232	$9,932	$516,164	$518,367	$12,052	$530,419
HVOR (1)	240,650	—	240,650	223,485	—	223,485
Industrial	—	122,094	122,094	—	105,474	105,474
Appliance and HVAC (2)	—	57,675	57,675	—	63,187	63,187
Aerospace	—	38,558	38,558	—	32,793	32,793
Other	—	45,407	45,407	—	37,302	37,302
Total	$746,882	$273,666	$1,020,548	$741,852	$250,808	$992,660
___________________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,008,594	$19,217	$1,027,811	$1,055,080	$23,552	$1,078,632
HVOR	455,985	—	455,985	401,284	—	401,284
Industrial	—	236,713	236,713	—	195,949	195,949
Appliance and HVAC	—	116,500	116,500	—	123,103	123,103
Aerospace	—	71,828	71,828	—	65,470	65,470
Other	—	87,481	87,481	—	70,750	70,750
Total	$1,464,579	$531,739	$1,996,318	$1,456,364	$478,824	$1,935,188

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	$2	$305	$309	$765
Restricted securities	9,197	6,071	15,430	10,710
Share-based compensation expense	$9,199	$6,376	$15,739	$11,475
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the six months ended June 30, 2022:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded that May Vest	Weighted Average Grant Date Fair Value
Directors	RSU (1)	29	N/A	$46.30
Various executives and employees	RSU (2)	518	N/A	$50.72
Various executives and employees	PRSU (3)	349	0.0% - 200.0%	$50.52
____________________________________
(1)    These RSUs cliff vest one year from the grant date (May 2023).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2025 and June 2025.
(3)    These PRSUs vest on various dates between April 2025 and June 2025. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.
5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Q2 2020 Global Restructure Program charges	$—	$3,830	$—	$5,654
Other restructuring and other charges, net
Severance costs, net	—	407	587	593
Facility and other exit costs	1,241	625	2,289	1,291
Other (1)	11,656	167	23,754	2,073
Restructuring and other charges, net	$12,897	$5,029	$26,630	$9,611
___________________________________
(1)    Primarily includes expenses related to compensation arrangements entered into concurrent with the closing of acquisitions, partially offset by gains relating to changes in the fair value of acquisition-related contingent consideration amounts. Refer to Note 16: Acquisitions and Divestitures for additional information.

The following table presents a rollforward of the severance portion of our restructuring obligations for the six months ended June 30, 2022.

	Q2 2020 Global Restructure Program	Other	Total
Balance as of December 31, 2021	$3,853	$3,380	$7,233
Charges, net of reversals	—	587	587
Payments	(3,018)	(1,383)	(4,401)
Foreign currency remeasurement	(14)	(159)	(173)
Balance as of June 30, 2022	$821	$2,425	$3,246
The severance liability as of June 30, 2022 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
6. Other, Net
The following table presents the components of other, net for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Currency remeasurement (loss)/gain on net monetary assets	$(14,090)	$1,988	$(14,157)	$511
Gain/(loss) on foreign currency forward contracts	3,165	(1,419)	1,922	(2,377)
(Loss)/gain on commodity forward contracts	(18,254)	1,186	(8,830)	33
Loss on debt financing	—	—	—	(30,066)
Mark-to-market loss on investments, net	(11,821)	—	(71,100)	—
Net periodic benefit cost, excluding service cost	(639)	(2,268)	(1,394)	(4,678)
Other	2,399	1,525	3,863	(1,808)
Other, net	$(39,240)	$1,012	$(89,696)	$(38,385)
7. Income Taxes
The following table presents the provision for income taxes for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Provision for income taxes	$20,020	$7,638	$27,608	$27,919
The provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, and (c) changes in withholding taxes on unremitted earnings. Other items impacting deferred tax expense include changes in tax rates and changes in our assessment of the realizability of our deferred tax assets.
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2022 and 2021 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic weighted-average ordinary shares outstanding	156,477	158,208	156,950	157,986
Dilutive effect of stock options	190	670	331	689
Dilutive effect of unvested restricted securities	327	466	531	612
Diluted weighted-average ordinary shares outstanding	156,994	159,344	157,812	159,287

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Anti-dilutive shares excluded	1,426	8	715	7
Contingently issuable shares excluded	1,383	1,089	1,192	1,020
9. Inventories
The following table presents the components of inventories as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Finished goods	$223,919	$201,424
Work-in-process	114,277	101,558
Raw materials	318,540	285,249
Inventories	$656,736	$588,231
10. Pension and Other Post-Retirement Benefits
The following table presents the components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended June 30, 2022 and 2021:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$2	$2	$982	$1,325	$984	$1,327
Interest cost	113	120	18	21	426	401	557	542
Expected return on plan assets	(195)	(226)	—	—	(242)	(179)	(437)	(405)
Amortization of net loss/(gain)	226	401	(43)	—	330	462	513	863
Amortization of prior service (credit)/cost	—	—	(100)	(159)	3	13	(97)	(146)
Loss on settlement	103	1,414	—	—	—	—	103	1,414
Net periodic benefit cost/(credit)	$247	$1,709	$(123)	$(136)	$1,499	$2,022	$1,623	$3,595
The following table presents the components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the six months ended June 30, 2022 and 2021:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$4	$4	$1,938	$2,303	$1,942	$2,307
Interest cost	226	240	64	42	850	805	1,140	1,087
Expected return on plan assets	(390)	(452)	—	—	(486)	(357)	(876)	(809)
Amortization of net loss/(gain)	367	802	(43)	—	608	921	932	1,723
Amortization of prior service (credit)/cost	—	—	(200)	(318)	5	16	(195)	(302)
Loss on settlement	393	2,979	—	—	—	—	393	2,979
Net periodic benefit cost/(credit)	$596	$3,569	$(175)	$(272)	$2,915	$3,688	$3,336	$6,985
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6: Other, Net.

11. Debt
The following table presents the components of long-term debt, finance lease and other financing obligations as of June 30, 2022 and December 31, 2021:

	Maturity Date	June 30, 2022	December 31, 2021
Term Loan	September 20, 2026	$449,150	$451,465
4.875% Senior Notes	October 15, 2023	500,000	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
Less: debt discount, net of premium		(4,317)	(5,207)
Less: deferred financing costs		(26,691)	(26,682)
Less: current portion		(4,630)	(4,630)
Long-term debt, net		$4,213,512	$4,214,946

Finance lease and other financing obligations		$27,559	$28,767
Less: current portion		(1,936)	(2,203)
Finance lease and other financing obligations, less current portion		$25,623	$26,564
Our debt consists of secured credit facilities and various tranches of senior unsecured notes. Refer to Note 14: Debt of our 2021 Annual Report for additional information related to our existing indebtedness.
Secured Credit Facilities
On June 23, 2022, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies, Inc. ("STI"), Sensata Technologies Intermediate Holding B.V. ("STIHBV"), and Sensata Technologies B.V. (“STBV”), entered into an amendment (the “Eleventh Amendment”) to (i) the credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement”), and (ii) the Foreign Guaranty, dated as of May 12, 2011.
Among other changes to the Credit Agreement, the Eleventh Amendment (i) increased the aggregate principal amount of the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") to $750.0 million; (ii) extended the maturity date of the Revolving Credit Facility to June 23, 2027 (which could be accelerated to June 22, 2026 if, prior to June 22, 2026, the term loan under the Credit Agreement (the "Term Loan") is not refinanced with a maturity date that is on or after June 23, 2027); (iii) released the Foreign Guarantors (as defined in the Credit Agreement), excluding STBV, from their obligations to guarantee the obligations of STI and the other Loan Parties (as defined in the Credit Agreement) relating to the Revolving Credit Facility and certain related obligations, subject to an obligation to reinstate such guaranties under certain conditions; (iv) replaced the LIBOR-based interest rates referenced by the Credit Agreement regarding revolving credit loans to (a) for revolving credit loans denominated in U.S. dollars, an interest rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York and (b) for revolving credit loans denominated in pounds sterling, an interest rate based on the Sterling Overnight Index Average ("SONIA"); and (v) certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement were modified to provide STI and its affiliates increased flexibility and permissions thereunder.
As of June 30, 2022, we had $746.1 million available under our $750.0 million Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2022, no amounts had been drawn against these outstanding letters of credit.
Accounting for Debt Financing Transactions
In the six months ended June 30, 2022, in connection with the entry into the Eleventh Amendment, we recognized $2.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets.

In the six months ended June 30, 2021, in connection with the redemption of $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes"), we recognized a loss of $30.1 million, which included $23.4 million in premiums paid, with the remaining loss representing write-off of debt discounts and deferred financing costs.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, accrued interest totaled $44.5 million and $45.1 million, respectively.
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
13. Shareholders' Equity
Cash Dividends
On May 25, 2022, we paid a cash dividend of $0.11 per share, or $17.2 million in aggregate, to shareholders of record as of May 11, 2022.
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. On January 20, 2022, we announced that our Board of Directors had authorized a new $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019, which had availability of $254.5 million as of December 31, 2021. As of June 30, 2022, $370.6 million remained available for repurchase under the January 2022 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the six months ended June 30, 2022:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$16,831	$(36,391)	$(19,560)
Other comprehensive income before reclassifications, net of tax	26,111	—	26,111
Reclassifications from accumulated other comprehensive loss, net of tax	(14,078)	808	(13,270)
Other comprehensive income	12,033	808	12,841
Balance as of June 30, 2022	$28,864	$(35,583)	$(6,719)

The following table presents the amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2022	2021	2022	2021
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(9,476)	$3,433	$(13,740)	$7,840	Net revenue (1)
Foreign currency forward contracts	(2,603)	(2,024)	(5,232)	(2,767)	Cost of revenue (1)
Total, before taxes	(12,079)	1,409	(18,972)	5,073	Income before taxes
Income tax effect	3,116	(352)	4,894	(1,268)	Provision for income taxes
Total, net of taxes	$(8,963)	$1,057	$(14,078)	$3,805	Net income

Defined benefit and retiree healthcare plans	$519	$2,131	$1,130	$4,400	Other, net (2)
Income tax effect	(139)	(459)	(322)	(1,016)	Provision for income taxes
Total, net of taxes	$380	$1,672	$808	$3,384	Net income
___________________________________
(1)    Refer to Note 15: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.
(2)    Refer to Note 10: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost/(credit).
14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2022	December 31, 2021
Assets
Foreign currency forward contracts	$45,074	$25,112
Commodity forward contracts	616	2,979
Total	$45,690	$28,091
Liabilities
Foreign currency forward contracts	$6,270	$3,073
Commodity forward contracts	12,047	4,492
Total	$18,317	$7,565
Refer to Note 15: Derivative Instruments and Hedging Activities for additional information related to our forward contracts.
Quanergy
As of December 31, 2021, we held a $50.0 million investment in Quanergy Systems, Inc. ("Quanergy") Series B Preferred Stock (the "Series B Investment"). The Series B Investment did not have a readily determinable fair value and was held using the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
On June 22, 2021, Quanergy announced that it had entered into a definitive business combination agreement (the "Merger Agreement") with CITIC Capital Acquisition Corp ("CITIC") (NYSE: CCAC). On July 16, 2021, CITIC filed a Registration Statement on Form S-4 (together with subsequent amendments, the "SPAC Form S-4") with the SEC, the effectiveness of which was a condition to closing of the business combination (the "SPAC Merger"). At December 31, 2021, we assessed our investment in Quanergy based on the proposed terms of the Merger Agreement and concluded that there were no indicators of impairment.

On January 6, 2022, the SPAC Form S-4 was declared effective by the SEC. An extraordinary general meeting of shareholders of CITIC was held on January 31, 2022, at which time the SPAC Merger was approved. The SPAC Merger closed on February 8, 2022. Beginning on February 9, 2022, the combined company, which retained the name "Quanergy Systems, Inc.," was listed on the New York Stock Exchange (the "NYSE") under the ticker symbol QNGY.
Upon closing of the SPAC Merger, our investment in Quanergy comprised the following:
•5.0 million common shares, which represented the conversion of the $50.0 million Series B Investment (at a $10.00 per common share implied valuation);
•750 thousand common shares, purchased in exchange for a $7.5 million contribution as part of a private investment in public equity ("PIPE") subscription agreement; and
•2.5 million warrants (the "Warrants"), each of which represent the right to purchase one common share at a price of $0.01 per share, received from Quanergy as up-front consideration for a four-year technical and marketing support agreement (the "Support Agreement").
The 5.75 million common share investment in Quanergy (including the investment in the PIPE) has a historical cost basis of $57.5 million. The fair value of the Warrants was determined to be equal to their intrinsic value at closing of the SPAC Merger in accordance with the guidance in FASB ASC Topic 815, Derivatives and Hedging. At closing of the SPAC Merger, the common shares underlying the Warrants were valued at $7.05 per share (the closing market price on February 8, 2022). The intrinsic value of the Warrants, reflecting the $0.01 exercise price, was $17.6 million, which was recorded as deferred income.
A summary of our investment in Quanergy is presented in the table below, as of June 30, 2022 (at $0.41 per share), March 31, 2022 (at $1.84 per share), February 8, 2022 (at $7.05 per share), and December 31, 2021. Our investment in Quanergy is presented in other assets on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022	March 31, 2022	February 8, 2022	December 31, 2021
Series B Investment	$—	$—	$—	$50,000
Common shares (1)	3,075	9,200	50,000	—
PIPE investment	308	1,380	7,500	—
Warrants (1)	—	4,575	17,600	—
Total equity investment in Quanergy	$3,383	$15,155	$75,100	$50,000
___________________________________
(1)    In the three months ended June 30, 2022, we converted the Warrants into common shares. Accordingly, as of June 30, 2022, we had 7.5 million common shares outstanding (excluding the PIPE investment), compared to 5.0 million common shares outstanding as of March 31, 2022.
For the three and six months ended June 30, 2022, we recorded losses (presented in in other, net on our condensed consolidated statements of operations) to adjust the carrying value of our aggregate investment in Quanergy to its fair value at June 30, 2022 as follows:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Mark-to-market loss	$(11,772)	$(71,717)
As noted above, in exchange for the Warrants, we entered into the Support Agreement, whereby we agreed to provide technical and business development services to Quanergy for a term of four years from the effective date of February 8, 2022. This transaction is an exchange of noncash consideration for services and was accounted for under FASB ASC Topic 845, Nonmonetary Transactions, using the fair value of the Warrants at February 8, 2022 ($17.6 million) as the measure of compensation received. We have deferred this consideration and are recognizing it in earnings on a straight-line basis over the term of the agreement (48 months).
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2021 and determined that they were not impaired. No events or changes in circumstances occurred in the six months ended June 30, 2022 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2022		December 31, 2021
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
Term Loan	$449,150	$443,535	$451,465	$450,901
4.875% Senior Notes	$500,000	$491,250	$500,000	$526,250
5.625% Senior Notes	$400,000	$395,000	$400,000	$438,000
5.0% Senior Notes	$700,000	$672,000	$700,000	$759,500
4.375% Senior Notes	$450,000	$383,625	$450,000	$479,250
3.75% Senior Notes	$750,000	$601,875	$750,000	$747,188
4.0% Senior Notes	$1,000,000	$850,000	$1,000,000	$1,022,500
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

	June 30, 2022	December 31, 2021
Quanergy Systems, Inc. (1)	$—	$50,000
Other	15,000	15,000
Total	$15,000	$65,000
___________________________________
(1)    As of June 30, 2022, Quanergy is no longer classified as an equity investment without a readily determinable fair value. See additional discussion under the heading Quanergy elsewhere in this Note.
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and six months ended June 30, 2022 and 2021, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of June 30, 2022, we estimated that $34.8 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2023.

As of June 30, 2022, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
21.0 EUR	June 28, 2022	July 29, 2022	Euro ("EUR") to USD	1.05 USD	Not designated
358.9 EUR	Various from August 2020 to June 2022	Various from July 2022 to June 2024	EUR to USD	1.17 USD	Cash flow hedge
388.0 CNY	June 27, 2022	July 29, 2022	USD to Chinese Renminbi ("CNY")	6.70 CNY	Not designated
756.2 CNY	Various from October 2021 to March 2022	Various from July 2022 to December 2022	USD to CNY	6.46 CNY	Cash flow hedge
60.0 JPY	June 28, 2022	July 29, 2022	USD to Japanese Yen ("JPY")	135.93 JPY	Not designated
24,760.0 KRW	Various from August 2020 to June 2022	Various from July 2022 to May 2024	USD to Korean Won ("KRW")	1,191.72 KRW	Cash flow hedge
22.0 MYR	June 27, 2022	July 29, 2022	USD to Malaysian Ringgit ("MYR")	4.40 MYR	Not designated
70.0 MXN	June 28, 2022	July 29, 2022	USD to Mexican Peso ("MXN")	20.13 MXN	Not designated
3,458.7 MXN	Various from August 2020 to June 2022	Various from July 2022 to June 2024	USD to MXN	22.15 MXN	Cash flow hedge
10.0 GBP	June 28, 2022	July 29, 2022	British Pound Sterling ("GBP") to USD	1.22 USD	Not Designated
60.0 GBP	Various from August 2020 to June 2022	Various from July 2022 to June 2024	GBP to USD	1.33 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of June 30, 2022, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	1,092,999 troy oz.	July 2022 - May 2024	$24.58
Gold	8,443 troy oz.	July 2022 - May 2024	$1,862.15
Nickel	273,088 pounds	July 2022 - May 2024	$9.94
Aluminum	4,353,117 pounds	July 2022 - May 2024	$1.23
Copper	8,450,120 pounds	July 2022 - May 2024	$4.32
Platinum	12,141 troy oz.	July 2022 - May 2024	$1,023.00
Palladium	1,429 troy oz.	July 2022 - May 2024	$2,344.77

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$38,849	$20,562	Accrued expenses and other current liabilities	$4,991	$1,981
Foreign currency forward contracts	Other assets	6,152	4,391	Other long-term liabilities	1,238	904
Total		$45,001	$24,953		$6,229	$2,885
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$482	$2,583	Accrued expenses and other current liabilities	$7,778	$3,422
Commodity forward contracts	Other assets	134	396	Other long-term liabilities	4,269	1,070
Foreign currency forward contracts	Prepaid expenses and other current assets	73	159	Accrued expenses and other current liabilities	41	188
Total		$689	$3,138		$12,088	$4,680
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended June 30, 2022 and 2021:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2022	2021		2022	2021
Foreign currency forward contracts	$28,192	$(6,353)	Net revenue	$9,476	$(3,433)
Foreign currency forward contracts	$(3,765)	$6,808	Cost of revenue	$2,603	$2,024

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2022	2021
Commodity forward contracts	$(18,254)	$1,186	Other, net
Foreign currency forward contracts	$3,165	$(1,419)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the six months ended June 30, 2022 and 2021:

Derivatives designated as hedging instruments	Amount of Deferred Gain Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2022	2021		2022	2021
Foreign currency forward contracts	$33,778	$12,446	Net revenue	$13,740	$(7,840)
Foreign currency forward contracts	$1,380	$3,383	Cost of revenue	$5,232	$2,767

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2022	2021
Commodity forward contracts	$(8,830)	$33	Other, net
Foreign currency forward contracts	$1,922	$(2,377)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2022, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $18.6 million. As of June 30, 2022, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions and Divestitures
Acquisitions
Spear Power Systems
On November 19, 2021, we acquired all of the equity interests of Spear Power Systems ("Spear"), a leader in electrification solutions that supports our newly-established Clean Energy Solutions business unit, for an aggregate purchase price of $113.7 million, subject to certain post-closing items, including a contingent consideration arrangement whereby we may be required to pay up to an additional $30.0 million to the selling shareholders. Using a present value technique, we estimated the acquisition-date fair value of the contingent consideration arrangement to be $8.6 million, which is reflected in the aggregate purchase price. As of June 30, 2022, having evaluated updated financial forecasts, we determined that the fair value of the contingent consideration arrangement was $0.0 million. Changes to the fair value of this contingent consideration arrangement, subsequent to its acquisition-date fair value, are recognized in earnings and presented in restructuring and other charges, net. We are integrating Spear into the Sensing Solutions reportable segment.
As of June 30, 2022, the allocation of purchase price of Spear is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. Refer to Note 21: Acquisitions of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report for detailed information regarding the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2021.
SmartWitness Holdings, Inc.
On November 19, 2021, we acquired all of the equity interests of SmartWitness Holdings, Inc. ("SmartWitness"), a privately held innovator of video telematics technology for heavy- and light-duty fleets, for an aggregate purchase price of $206.4 million, including $204.2 million of cash paid at closing, subject to certain post-closing items. In addition to the aggregate purchase price, we paid $8.6 million of cash at closing related to an employee retention arrangement. We are integrating SmartWitness into the Performance Sensing reportable segment.
As of June 30, 2022, the allocation of purchase price of SmartWitness is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. Refer to Note 21: Acquisitions of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report for detailed information regarding the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2021.
Elastic M2M Inc.
On February 11, 2022, we acquired all of the equity interests of Elastic M2M Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.4 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million of additional acquisition-related incentive compensation, pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. In three and six months ended June 30, 2022, we recognized $3.4 million and $18.4 million, respectively, of that acquisition-related incentive compensation. This incentive compensation is recorded in restructuring and other charges, net. We paid $15.0 million of this acquisition-related incentive compensation in the six months ended June 30, 2022, which is reflected as an operating cash outflow on our condensed consolidated statement of cash flows for the six months ended June 30, 2022.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$(156)
Goodwill	24,708
Other intangible assets	33,500
Deferred income tax liabilities	(8,222)
Fair value of net assets acquired, excluding cash and cash equivalents	49,830
Cash and cash equivalents	1,597
Fair value of net assets acquired	$51,427
The following table presents the acquired intangible assets, their preliminary estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$23,300	13
Completed technologies	10,200	10
Total definite-lived intangible assets acquired	$33,500	12
The definite-lived intangible assets were valued using the income approach. We primarily used the relief-from-royalty method to value completed technologies, and we used the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships.
The allocation of purchase price of Elastic M2M is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill of $24.7 million recognized as a result of this acquisition represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The goodwill recognized in this acquisition will not be deductible for tax purposes.
Dynapower Company, LLC
On April 22, 2022, we entered into a stock purchase agreement (the "SPA") to acquire all of the outstanding equity interests of Dynapower Company, LLC ("Dynapower"), a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. Dynapower will be a foundational addition to our Clean Energy Solutions strategy and will complement our recent acquisitions of GIGAVAC, Lithium Balance, and Spear.
We expect to integrate Dynapower into our Sensing Solutions reportable segment. The transaction contemplated by the SPA closed on July 12, 2022 for an aggregate purchase price of $580 million of cash consideration, subject to certain post-closing items. Due to the recent closing of this acquisition, the initial accounting for this acquisition is incomplete, and we are not able to provide the disclosures otherwise required by FASB ASC Topic 805, Business Combinations.
Divestiture - Qinex Business
On May 27, 2022, we entered into an asset purchase agreement with Boyd Corporation to sell our semiconductor test and thermal business (the "Qinex Business") for total consideration of approximately $219.0 million, subject to working capital and other adjustments. The transaction closed in July 2022.
The assets and liabilities of the Qinex Business constitute a disposal group that meets the held for sale criteria described in FASB ASC Topic 360, Property, Plant and Equipment as of June 30, 2022. However, total assets held for sale of approximately $70 million (including allocated goodwill of approximately $45 million based on preliminary valuation assessments) and total liabilities held for sale of approximately $2 million were not deemed material for separate presentation on our condensed consolidated balance sheet as of June 30, 2022. The final allocation of goodwill will be completed when the final valuations are completed. We have not finalized the calculation of gain on the transaction but preliminarily expect it to be between approximately $125 million and $150 million.
The Qinex Business manufactures semiconductor burn-in test sockets and thermal control solutions and was formed through the combination of Sensata’s semiconductor interconnect business with Wells-CTI in 2012. The Qinex Business is included in our Sensing Solutions segment (and Industrial Solutions reporting unit). We allocated goodwill to the Qinex Business based on its fair value relative to the fair value of the remaining Industrial Solutions reporting unit. We determined that the fair value of the Qinex Business, less costs to sell, exceeded the carrying amount of the related disposal group.
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

The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net revenue:
Performance Sensing	$746,882	$741,852	$1,464,579	$1,456,364
Sensing Solutions	273,666	250,808	531,739	478,824
Total net revenue	$1,020,548	$992,660	$1,996,318	$1,935,188
Segment operating income (as defined above):
Performance Sensing	$185,519	$202,064	$366,157	$397,908
Sensing Solutions	79,488	76,549	152,003	143,443
Total segment operating income	265,007	278,613	518,160	541,351
Corporate and other	(76,362)	(73,972)	(152,485)	(142,610)
Amortization of intangible assets	(36,805)	(34,857)	(74,172)	(66,921)
Restructuring and other charges, net	(12,897)	(5,029)	(26,630)	(9,611)
Operating income	138,943	164,755	264,873	322,209
Interest expense, net	(44,842)	(45,213)	(90,287)	(89,256)
Other, net	(39,240)	1,012	(89,696)	(38,385)
Income before taxes	$54,861	$120,554	$84,890	$194,568
18. Subsequent Events
In July 2022, we completed the sale of the Qinex Business and the acquisition of Dynapower. Refer to Note 16: Acquisitions and Divestitures for additional information on these transactions.

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
A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements, including, but not limited to, risks related to public health crises, instability and changes in the global markets, supplier interruption or non-performance, the acquisition or disposition of businesses, adverse conditions or competition in the industries upon which we are dependent, intellectual property, product liability, warranty and recall claims, market acceptance of new product introductions and product innovations, labor disruptions or increased labor costs, and changes in existing environmental or safety laws, regulations, and programs.
Investors and others should carefully consider the foregoing factors and other uncertainties, risks, and potential events including, but not limited to, those described in Item 1A: Risk Factors included in our 2021 Annual Report and as may be updated from time to time in Item 1A: Risk Factors included in our quarterly reports on Form 10-Q or other subsequent filings with the SEC. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.
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
Overview
For the three and six months ended June 30, 2022, net revenue increased 2.8% and 3.2%, respectively, from the corresponding periods of fiscal year 2021. This revenue growth was primarily driven by outgrowth to market and revenue from recent acquisitions. In addition, we continued to drive new business wins, with a significant portion coming in areas representing our megatrend initiatives of Electrification and Insights, and which will help drive future revenue growth.
For the three and six months ended June 30, 2022, operating income decreased 15.7% and 17.8%, respectively, to $138.9 million (13.6% of net revenue) and $264.9 million (13.3% of net revenue), respectively, compared to $164.8 million (16.6% of net revenue) and $322.2 million (16.7% of net revenue), respectively, in the corresponding periods of fiscal year 2021. For the three and six months ended June 30, 2022, income before taxes decreased to $54.9 million and $84.9 million, respectively, compared to $120.6 million and $194.6 million, respectively, in the corresponding periods of fiscal year 2021.
Refer to discussion of the drivers of these changes under the heading Results of Operations included elsewhere in this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
Acquisitions and Dispositions
In the first quarter of 2022, we completed the strategic acquisition of Elastic M2M for $51.4 million. Elastic M2M is a privately-held innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment.
On July 12, 2022, we completed the acquisition of Dynapower, a leading provider of high-voltage power conversion solutions for clean energy segments, for an aggregate cash purchase price of $580 million, subject to working capital and other adjustments. Dynapower is a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. We acquired Dynapower as a foundational addition to our Clean Energy Solutions strategy and complement to our recent acquisitions of GIGAVAC, Lithium Balance, and Spear. Dynapower's revenue is expected to exceed $100 million on an annualized basis in 2022 with projected revenue growth in excess of 30% over the next several years.
In July 2022, we sold the Qinex Business to Boyd Corporation for total consideration of approximately $219.0 million, subject to working capital and other adjustments. The Qinex Business manufactures semiconductor burn-in test sockets and thermal control solutions and was formed through the combination of Sensata’s semiconductor interconnect business with Wells-CTI in 2012. The Qinex Business is included in our Sensing Solutions segment (and Industrial Solutions reporting unit). We have not finalized the calculation of gain on the transaction but preliminarily expect it to be between approximately $125 million and $150 million.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$746.9	73.2%	$741.9	74.7%	$1,464.6	73.4%	$1,456.4	75.3%
Sensing Solutions	273.7	26.8	250.8	25.3	531.7	26.6	478.8	24.7
Net revenue	1,020.5	100.0	992.7	100.0	1,996.3	100.0	1,935.2	100.0
Operating costs and expenses	881.6	86.4	827.9	83.4	1,731.4	86.7	1,613.0	83.3
Operating income	138.9	13.6	164.8	16.6	264.9	13.3	322.2	16.7
Interest expense, net	(44.8)	(4.4)	(45.2)	(4.6)	(90.3)	(4.5)	(89.3)	(4.6)
Other, net	(39.2)	(3.8)	1.0	0.1	(89.7)	(4.5)	(38.4)	(2.0)
Income before taxes	54.9	5.4	120.6	12.1	84.9	4.3	194.6	10.1
Provision for income taxes	20.0	2.0	7.6	0.8	27.6	1.4	27.9	1.4
Net income	$34.8	3.4%	$112.9	11.4%	$57.3	2.9%	$166.6	8.6%
___________________________________
*     Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended June 30, 2022 increased 2.8% compared to the three months ended June 30, 2021. Excluding a decrease of 2.2% attributed to changes in foreign currency exchange rates and an increase of 2.8% due to the effect of acquisitions, net revenue for the three months ended June 30, 2022 increased 2.2% on an organic basis, representing market outgrowth of 650 basis points.
Net revenue for the six months ended June 30, 2022 increased 3.2% compared to the six months ended June 30, 2021. Excluding a decrease of 1.3% attributed to changes in foreign currency exchange rates and an increase of 3.4% due to the effect of acquisitions, net revenue for the six months ended June 30, 2022 increased 1.1% on an organic basis, representing market outgrowth of 720 basis points.
Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to the section entitled Non-GAAP Financial Measures below for additional information related to our use of organic revenue growth (or decline).
Performance Sensing
Performance Sensing net revenue for the three months ended June 30, 2022 increased 0.7% compared to the three months ended June 30, 2021. Excluding a decrease of 2.2% attributed to changes in foreign currency exchange rates and an increase of

3.0% due to the effect of acquisitions, Performance Sensing net revenue for the three months ended June 30, 2022 was flat on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended June 30, 2022 declined 2.3% compared to the three months ended June 30, 2021. Excluding a decline of 2.4% attributed to changes in foreign currency exchange rates, Automotive net revenue for the three months ended June 30, 2022 grew 0.1% on an organic basis. HVOR net revenue for the three months ended June 30, 2022 grew 7.7% compared to the three months ended June 30, 2021. Excluding a decline of 1.7% attributed to changes in foreign currency exchange rates and an increase of 10.0% due to the effect of acquisitions, HVOR net revenue for the three months ended June 30, 2022 declined 0.6% on an organic basis.
Performance Sensing net revenue for the six months ended June 30, 2022 increased 0.6% compared to the six months ended June 30, 2021. Excluding a decrease of 1.4% attributed to changes in foreign currency exchange rates and an increase of 3.9% due to the effect of acquisitions, Performance Sensing net revenue for the six months ended June 30, 2022 decreased 1.9% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the six months ended June 30, 2022 declined 4.4% compared to the six months ended June 30, 2021. Excluding a decrease of 1.5% attributed to changes in foreign currency exchange rates, automotive net revenue for the six months ended June 30, 2022 declined 2.9% on an organic basis, primarily as a result of the impacts of original equipment manufacturer efforts to replenish inventory channels in 2021. HVOR net revenue for the six months ended June 30, 2022 grew 13.6% compared to the six months ended June 30, 2021. Excluding a decrease of 1.2% attributed to changes in foreign currency exchange rates and an increase of 14.0% due to the effect of acquisitions, HVOR net revenue for the six months ended June 30, 2022 grew 0.8% on an organic basis.
Sensing Solutions
Sensing Solutions net revenue for the three months ended June 30, 2022 increased 9.1% compared to the three months ended June 30, 2021. Excluding a decline of 1.9% attributed to changes in foreign currency exchange rates and an increase of 2.0% due to the effect of acquisitions, Sensing Solutions net revenue for the three months ended June 30, 2022 grew 9.0% on an organic basis. The organic revenue growth primarily reflects the launch of new industrial electrification applications, partially offset by declines in the Industrial market.
Sensing Solutions net revenue for the six months ended June 30, 2022 increased 11.1% compared to the six months ended June 30, 2021. Excluding a decline of 1.2% attributed to changes in foreign currency exchange rates and an increase of 2.0% due to the effect of acquisitions, Sensing Solutions net revenue for the six months ended June 30, 2022 grew 10.3% on an organic basis. The organic revenue growth primarily reflects the launch of new industrial electrification applications, partially offset by declines in the Aerospace market.
Operating costs and expenses
Operating costs and expenses for the three and six months ended June 30, 2022 and 2021 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$686.6	67.3%	$658.3	66.3%	$1,343.7	67.3%	$1,293.6	66.8%
Research and development	48.0	4.7	42.9	4.3	94.0	4.7	78.9	4.1
Selling, general and administrative	97.3	9.5	86.8	8.7	193.0	9.7	163.9	8.5
Amortization of intangible assets	36.8	3.6	34.9	3.5	74.2	3.7	66.9	3.5
Restructuring and other charges, net	12.9	1.3	5.0	0.5	26.6	1.3	9.6	0.5
Total operating costs and expenses	$881.6	86.4%	$827.9	83.4%	$1,731.4	86.7%	$1,613.0	83.3%
___________________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended June 30, 2022, cost of revenue as a percentage of net revenue increased from the three months ended June 30, 2021, primarily due to the impacts of inflation on material and logistics costs.

For the six months ended June 30, 2022, cost of revenue as a percentage of net revenue increased from the six months ended June 30, 2021, primarily due to the impacts of inflation on material and logistics costs, partially offset by the favorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three and six months ended June 30, 2022, research and development ("R&D") expense increased from the three and six months ended June 30, 2021, primarily as a result of higher spend to support megatrend growth initiatives and incremental R&D expense related to acquired businesses, partially offset by the favorable effect of foreign currency exchange rates.
R&D expense related to megatrends during the three and six months ended June 30, 2022 was $17.6 million and $34.0 million, respectively, increases of $5.0 million and $10.1 million, respectively, from the three and six months ended June 30, 2021.
Selling, general and administrative expense
For the three and six months ended June 30, 2022, selling, general and administrative ("SG&A") expense increased from the three and six months ended June 30, 2021, primarily as a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher selling costs to support growth and our ability to execute for our customers, and (3) higher share-based compensation, partially offset by the favorable effect of changes in foreign currency exchange rates. Refer to Note 4: Share-Based Payment Plans of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to our share-based compensation.
Amortization of intangible assets
For the three and six months ended June 30, 2022, amortization expense increased from the three and six months ended June 30, 2021, primarily due to increased intangibles from recent acquisitions partially offset by the effect of the economic benefit amortization method. Refer to Note 16: Acquisitions and Divestitures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to recent acquisitions.
Restructuring and other charges, net
For the three and six months ended June 30, 2022, restructuring and other charges, net increased from the three and six months ended June 30, 2021, primarily due to acquisition-related incentive compensation partially offset by a gain resulting from reduction of the liability for contingent consideration for Spear. In addition, we did not incur restructuring charges related to the Q2 2020 Global Restructure Program in the three and six months ended June 30, 2022, compared to $3.8 million and $5.7 million in the three and six months ended June 30, 2021, respectively. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on the components of restructuring and other charges, net.
Operating income
For the three months ended June 30, 2022, operating income decreased compared to the three months ended June 30, 2021, primarily due to (1) increased acquisition-related incentive compensation, (2) higher spend to support our megatrends initiatives, (3) the impacts of lower volume, (4) increased transaction-related costs, (5) higher amortization due to acquired intangibles, (6) higher selling costs to support growth and our ability to execute for our customers, and (7) higher share-based compensation, partially offset by (1) a reduction in restructuring charges related to the Q2 2020 Global Restructure Program and (2) a gain recorded as a result of a reduction in the liability for contingent consideration due to Spear.
For the six months ended June 30, 2022, operating income decreased compared to the six months ended June 30, 2021, primarily due to (1) increased acquisition-related incentive compensation, (2) higher amortization due to acquired intangibles, (3) the impacts of inflation, (4) higher spend to support our megatrends initiatives, (5) the impacts of lower volume, (6) higher selling costs to support growth and our ability to execute for our customers, (7) increased transaction-related costs, and (8) higher share-based compensation, partially offset by (1) a gain recorded as a result of a reduction in the liability for contingent consideration due to Spear, (2) a reduction in restructuring charges related to the Q2 2020 Global Restructure Program, and (3) the favorable effect of changes in foreign currency exchange rates.
Interest expense, net
For the three months ended June 30, 2022, interest expense, net decreased $0.4 million from the three months ended June 30, 2021, as increased interest rates impacted interest income earned on our cash equivalents balances slightly more than interest expense on our variable rate debt (the Term Loan).

For the six months ended June 30, 2022, interest expense, net increased $1.0 million from the six months ended June 30, 2021, primarily as a result of (1) a full six months of interest expense on the 4.0% Senior Notes in the six months ended June 30, 2022, which were issued on March 29, 2021 and April 8, 2021, and (2) increased interest expense on our variable rate debt resulting from higher interest rates in the period, partially offset by (1) reduced interest expense resulting from our March 5, 2021 redemption of the 6.25% Senior Notes and (2) increased interest income earned on our cash equivalents balances.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. Refer to Note 6: Other, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more details related to the components of other, net.
For the three months ended June 30, 2022, other, net represented a net loss of $39.2 million, an unfavorable impact on earnings of $40.3 million compared to a net gain of $1.0 million in the three months ended June 30, 2021. This was primarily due to (1) increased losses on commodity forward contracts, (2) increased currency remeasurement losses on net monetary assets, primarily related to CNY, and (3) $11.8 million in mark-to-market losses on equity investments, primarily related to Quanergy. Refer to Note 14: Fair Value Measures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for detailed information on our investment in Quanergy.
For the six months ended June 30, 2022, other, net represented a net loss of $89.7 million, an unfavorable impact on earnings of $51.3 million compared to a net loss of $38.4 million in the six months ended June 30, 2021. This was largely due to (1) $71.1 million in mark-to-market losses on equity investments, primarily related to Quanergy, (2) increased losses on net monetary assets, primarily related to CNY, and (3) increased losses on commodity forward contracts, partially offset by the non-recurrence of a $30.1 million loss on debt financing related to the redemption of our 6.25% Senior Notes on March 5, 2021.
Provision for income taxes
For the three months ended June 30, 2022, the provision for income taxes increased $12.4 million from the three months ended June 30, 2021, predominantly related to the jurisdictional mix of profits, the impacts of nondeductible earnout and compensation expenses resulting from recent acquisitions, and the inability to benefit the mark-to market loss on our investment in Quanergy.
For the six months ended June 30, 2022, the provision for income taxes decreased $0.3 million from the six months ended June 30, 2021, predominantly related to the overall decrease in income before tax as impacted by the mix of profits in the various jurisdictions in which we operate, offset by the impacts of nondeductible expenses resulting from our recent acquisitions and the inability to benefit the mark-to-market loss on our investment in Quanergy.
The provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, and (c) changes in withholding taxes on unremitted earnings. Other items impacting deferred tax expense include changes in tax rates and changes in our assessment of the realizability of our deferred tax assets.
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
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, net cash provided by operating activities, total debt, finance lease and other financing obligations, respectively, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, net, provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, (3) deferred gain or loss on derivative instruments, and (4) step-up inventory amortization. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments.
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
•Financing and other transaction costs: includes losses or gains related to debt financing transactions, losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or equity financing transaction, mark-to-market losses or gains on our equity investments, expenses related to compensation arrangements entered into concurrent with the closing of an acquisition, and gains related to changes in the fair value of acquisition-related contingent consideration amounts.
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
•Amortization of debt issuance costs: represents interest expense related to the amortization of deferred financing costs as well as debt discounts, net of premiums.
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

	For the three months ended June 30, 2022				For the three months ended June 30, 2021
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$138.9	13.6%	$34.8	$0.22	$164.8	16.6%	$112.9	$0.71
Non-GAAP adjustments:
Restructuring related and other	3.9	0.4	4.3	0.03	5.7	0.6	6.9	0.04
Financing and other transaction costs	14.4	1.4	28.3	0.18	2.5	0.3	1.3	0.01
Step-up depreciation and amortization	35.3	3.5	35.3	0.22	33.7	3.4	33.7	0.21
Deferred loss on derivative instruments	1.2	0.1	15.4	0.10	2.6	0.3	1.1	0.01
Amortization of debt issuance costs	—	—	1.7	0.01	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	9.7	0.06	—	—	(6.2)	(0.04)
Total adjustments	54.8	5.4	94.7	0.60	44.6	4.5	38.4	0.24
Adjusted (non-GAAP)	$193.8	19.0%	$129.5	$0.83	$209.3	21.1%	$151.4	$0.95

	For the six months ended June 30, 2022				For the six months ended June 30, 2021
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$264.9	13.3%	$57.3	$0.36	$322.2	16.7%	$166.6	$1.05
Non-GAAP adjustments:
Restructuring related and other	8.0	0.4	8.3	0.05	10.3	0.5	14.2	0.09
Financing and other transaction costs	30.3	1.5	102.8	0.65	7.1	0.4	34.1	0.21
Step-up depreciation and amortization	71.3	3.6	71.3	0.45	63.4	3.3	63.4	0.40
Deferred loss on derivative instruments	1.8	0.1	8.5	0.05	4.4	0.2	3.3	0.02
Amortization of debt issuance costs	—	—	3.4	0.02	—	—	3.4	0.02
Deferred taxes and other tax related	—	—	1.3	0.01	—	—	3.9	0.02
Total adjustments	111.4	5.6	195.7	1.24	85.2	4.4	122.3	0.77
Adjusted (non-GAAP)	$376.3	18.8%	$253.0	$1.60	$407.4	21.1%	$289.0	$1.81
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the six months ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities (GAAP)	$141.9	$267.9
Additions to property, plant and equipment and capitalized software	(74.1)	(63.6)
Free cash flow (non-GAAP)	$67.8	$204.4
The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended June 30,		For the six months ended June 30,
(in millions)	LTM (1)	2022	2021	2022	2021
Net income	$254.2	$34.8	$112.9	$57.3	$166.6
Interest expense, net	180.3	44.8	45.2	90.3	89.3
Provision for income taxes	50.0	20.0	7.6	27.6	27.9
Depreciation expense	125.0	31.4	31.6	62.9	62.8
Amortization of intangible assets	141.4	36.8	34.9	74.2	66.9
EBITDA	750.9	167.9	232.3	312.2	413.6
Non-GAAP adjustments
Restructuring related and other	17.7	4.3	7.0	8.5	14.4
Financing and other transaction costs	107.3	28.7	1.7	103.8	37.6
Deferred loss on derivative instruments	17.6	19.4	1.4	10.7	4.4
Adjusted EBITDA	$893.5	$220.4	$242.4	$435.2	$470.0
___________________________________
(1)    Last twelve months

The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	June 30, 2022	December 31, 2021
Current portion of long-term debt, finance lease and other financing obligations	$6.6	$6.8
Finance lease and other financing obligations, less current portion	25.6	26.6
Long-term debt, net	4,213.5	4,214.9
Total debt, finance lease and other financing obligations	4,245.7	4,248.3
Less: discount, net of premium	(4.3)	(5.2)
Less: deferred financing costs	(26.7)	(26.7)
Total gross indebtedness	4,276.7	4,280.2
Less: cash and cash equivalents	1,558.6	1,709.0
Net debt	$2,718.1	$2,571.3

Adjusted EBITDA (LTM)	$893.5	$928.3
Net leverage ratio	3.0	2.8
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	June 30, 2022	December 31, 2021
United Kingdom	$23.9	$20.4
United States	598.8	25.0
The Netherlands	607.1	1,304.3
China	261.6	293.8
Other	67.2	65.5
Total	$1,558.6	$1,709.0
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
In certain jurisdictions, our cash balances are subject to withholding taxes immediately upon withdrawal of funds to a different jurisdiction. In addition, in order to take advantage of incentive programs offered by various jurisdictions, including tax incentives, we are required to maintain minimum cash balances in these jurisdictions. The transfer of cash from these jurisdictions could result in loss of incentives or higher cash tax expense, but those impacts are not expected to be material.
Our cash and cash equivalent balances are held in the following significant currencies:

	As of June 30, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$(0.6)	€0.0	£15.5	¥—
United States	598.8	0.0	—	—
The Netherlands	588.1	17.8	—	—
China	147.2	—	—	766.2
Other	44.9	3.1	—	—
Total	$1,378.4	€20.9	£15.5	¥766.2
USD Equivalent		$22.0	$18.9	$114.5	$24.8

	As of December 31, 2021
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.8	€0.0	£13.2	¥—
United States	25.0	—	—	—
The Netherlands	1,294.2	8.9	—	—
China	50.8	—	—	1,549.4
Other	51.0	1.7	—	—
Total	$1,422.8	€10.6	£13.2	¥1,549.4
USD Equivalent		$12.0	$17.8	$243.1	$13.3
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2022 and 2021. We have derived this summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2022	June 30, 2021
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$285.1	$347.0
Changes in operating assets and liabilities, net	(143.2)	(79.1)
Operating activities	141.9	267.9
Investing activities	(129.8)	(489.1)
Financing activities	(162.5)	221.0
Net change	$(150.4)	$(0.2)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2022 decreased compared to the corresponding period of the prior year, primarily due to increased raw material purchases in order to maximize production flexibility given widespread parts shortages in our supply chain and in anticipation of volume increases later in the year, a cash payment of $15.0 million for earned acquisition-related incentive compensation related to Elastic M2M, and timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2022 decreased compared to the corresponding period of the prior year, primarily due to lower cash paid for acquisitions, which included Elastic M2M in the six months ended June 30, 2022 and Xirgo Technologies, LLC in the six months ended June 30, 2021. This impact was partially offset by higher capital expenditures. For fiscal year 2022, we anticipate capital expenditures of approximately $135.0 million to $145.0 million, which we expect to fund with cash on hand.
Financing activities. In the six months ended June 30, 2022, net cash used in financing activities was primarily driven by $144.3 million cash paid for share repurchases and $17.2 million paid for cash dividends, each of which did not have a comparable payment in the prior year. In the six months ended June 30, 2021, cash provided by financing activities was primarily the result of the issuance of $1.0 billion of the 4.0% Senior Notes, partially offset by the redemption of $750.0 million of the 6.25% Senior Notes. In addition, in fiscal year 2021 we used $33.0 million in cash related to debt financing transactions.
Indebtedness and Liquidity
As of June 30, 2022, we had $4.3 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Senior Secured Credit Facilities
The Credit Agreement provides for senior secured credit facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.

On June 23, 2022, certain of our indirect, wholly-owned subsidiaries, including STI, STIHBV, and STBV, entered into the Eleventh Amendment to the Credit Agreement and the Foreign Guaranty, dated as of May 12, 2011. Among other changes to the Credit Agreement, the Eleventh Amendment (i) increased the aggregate principal amount of the Revolving Credit Facility to $750.0 million; (ii) extended the maturity date of the Revolving Credit Facility to June 23, 2027 (which could be accelerated to June 22, 2026 if, prior to June 22, 2026, the Term Loan is not refinanced with a maturity date that is on or after June 23, 2027); (iii) released the Foreign Guarantors (as defined in the Credit Agreement), excluding STBV, from their obligations to guarantee the obligations of STI and the other Loan Parties (as defined in the Credit Agreement) relating to the Revolving Credit Facility and certain related obligations, subject to an obligation to reinstate such guaranties under certain conditions; (iv) replaced the LIBOR-based interest rates referenced by the Credit Agreement regarding revolving credit loans to (a) for revolving credit loans denominated in U.S. dollars, an interest rate based on the SOFR published by the Federal Reserve Bank of New York and (b) for revolving credit loans denominated in pounds sterling, an interest rate based on the SONIA; and (v) certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement were modified to provide STI and its affiliates increased flexibility and permissions thereunder.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of June 30, 2022, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2022, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of June 30, 2022, availability under the Accordion was approximately $0.6 billion.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, dividend payments, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 20, 2022, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under our senior secured credit facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under our senior secured credit facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2022. We do not expect that the sale of the Qinex Business, which occurred subsequent to June 30, 2022, will trigger these provisions.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2021 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of June 30, 2022, we believe we were in compliance with all covenants and default provisions under our credit arrangements.

Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program (the "January 2022 Program") under which approximately $370.6 million remained available as of June 30, 2022.
Dividends
On May 25, 2022, we paid a cash dividend of $0.11 per share, or $17.2 million in aggregate, to shareholders of record as of May 11, 2022. On July 21, 2022, we announced that our Board had declared a quarterly dividend of $0.11 per share, payable on August 24, 2022 to shareholders of record as of August 10, 2022.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2022	481,503	$49.10	344,829	$432.8
May 1 through May 31, 2022	766,864	$46.12	759,564	$397.8
June 1 through June 30, 2022	592,213	$46.16	587,947	$370.6
Quarter total	1,840,580	$46.91	1,692,340	$370.6
___________________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 136,674 ordinary shares withheld in April 2022, 7,300 ordinary shares withheld in May 2022, and 4,266 ordinary shares withheld in June 2022, representing a total aggregate fair value of $7.4 million based on the closing price of our ordinary shares on the date of withholdings.
(2)     All purchases during the three months ended June 30, 2022 were conducted pursuant to a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on January 20, 2022 (the “January 2022 Program”). The January 2022 Program does not have an established expiration date.
Item 3.Defaults Upon Senior Securities.
None.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1	Second Amended and Restated Employment Agreement between George Verras and Sensata Technologies, Inc., dated May 1, 2022. *†

10.2
Amendment No. 11 to Credit Agreement and Amendment No. 2 to Foreign Guaranty, dated as of June 23, 2022, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 29, 2022).

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

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2022

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeffrey Cote
(Jeffrey Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)