Form 10-Q
period 2022-09-30
Sensata Technologies Holding plc
filed 2022-11-01
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2022, 152,961,552 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,103,916	$1,708,955
Accounts receivable, net of allowances of $33,828 and $17,003 as of September 30, 2022 and December 31, 2021, respectively	722,934	653,438
Inventories	675,862	588,231
Prepaid expenses and other current assets	197,487	126,370
Total current assets	2,700,199	3,076,994
Property, plant and equipment, net	831,587	820,933
Goodwill	3,847,450	3,502,063
Other intangible assets, net of accumulated amortization of $2,361,199 and $2,277,393 as of September 30, 2022 and December 31, 2021, respectively	1,103,256	946,731
Deferred income tax assets	100,014	105,028
Other assets	130,110	162,017
Total assets	$8,712,616	$8,613,766
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$6,536	$6,833
Accounts payable	501,301	459,093
Income taxes payable	42,732	26,517
Accrued expenses and other current liabilities	355,405	343,816
Total current liabilities	905,974	836,259
Deferred income tax liabilities	392,222	339,273
Pension and other post-retirement benefit obligations	35,445	38,758
Finance lease and other financing obligations, less current portion	25,180	26,564
Long-term debt, net	4,208,670	4,214,946
Other long-term liabilities	75,807	63,232
Total liabilities	5,643,298	5,519,032
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 174,983 and 174,287 shares issued as of September 30, 2022 and December 31, 2021, respectively	2,240	2,232
Treasury shares, at cost, 21,615 and 16,438 shares as of September 30, 2022 and December 31, 2021, respectively	(1,077,041)	(832,439)
Additional paid-in capital	1,852,249	1,812,244
Retained earnings	2,287,683	2,132,257
Accumulated other comprehensive income/(loss)	4,187	(19,560)
Total shareholders' equity	3,069,318	3,094,734
Total liabilities and shareholders' equity	$8,712,616	$8,613,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenue	$1,018,268	$951,021	$3,014,586	$2,886,209
Operating costs and expenses:
Cost of revenue	694,535	628,922	2,038,218	1,922,556
Research and development	47,947	40,060	141,898	118,929
Selling, general and administrative	90,013	85,784	283,022	249,728
Amortization of intangible assets	40,313	34,571	114,485	101,492
Restructuring and other charges, net	(107,441)	345	(80,811)	9,956
Total operating costs and expenses	765,367	789,682	2,496,812	2,402,661
Operating income	252,901	161,339	517,774	483,548
Interest expense, net	(44,856)	(45,137)	(135,143)	(134,393)
Other, net	(21,371)	(9,403)	(111,067)	(47,788)
Income before taxes	186,674	106,799	271,564	301,367
Provision for income taxes	46,421	21,840	74,029	49,759
Net income	$140,253	$84,959	$197,535	$251,608
Basic net income per share	$0.91	$0.54	$1.27	$1.59
Diluted net income per share	$0.91	$0.53	$1.26	$1.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$140,253	$84,959	$197,535	$251,608
Other comprehensive income:
Cash flow hedges	10,329	2,975	22,362	18,651
Defined benefit and retiree healthcare plans	577	594	1,385	3,978
Other comprehensive income	10,906	3,569	23,747	22,629
Comprehensive income	$151,159	$88,528	$221,282	$274,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$197,535	$251,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,562	94,361
Amortization of debt issuance costs	5,256	5,142
Gain on sale of business	(135,112)	—
Share-based compensation	24,180	18,871
Loss on debt financing	5,468	30,066
Amortization of intangible assets	114,485	101,492
Deferred income taxes	3,313	(2,070)
Acquisition-related compensation payments	(23,500)	(7,000)
Mark-to-market loss on equity investments, net	75,135	—
Unrealized loss on derivative instruments and other	40,702	17,359
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(88,617)	(66,340)
Inventories	(77,059)	(93,651)
Prepaid expenses and other current assets	(24,145)	(14,890)
Accounts payable and accrued expenses	10,928	44,879
Income taxes payable	16,205	13,615
Other	(3,603)	(216)
Net cash provided by operating activities	235,733	393,226
Cash flows from investing activities:
Acquisitions, net of cash received	(632,683)	(414,959)
Additions to property, plant and equipment and capitalized software	(110,424)	(100,410)
Investment in debt and equity securities	(7,773)	(4,655)
Proceeds from the sale of business, net of cash sold	198,841	—
Other	152	3,919
Net cash used in investing activities	(551,887)	(516,105)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	16,460	20,016
Payment of employee restricted stock tax withholdings	(7,834)	(8,987)
Proceeds from borrowings on debt	500,000	1,001,875
Payments on debt	(507,968)	(760,768)
Dividends paid	(34,271)	—
Payments to repurchase ordinary shares	(241,903)	—
Payments of debt financing costs	(13,369)	(33,093)
Net cash (used in)/provided by financing activities	(288,885)	219,043
Net change in cash and cash equivalents	(605,039)	96,164
Cash and cash equivalents, beginning of year	1,708,955	1,861,980
Cash and cash equivalents, end of period	$1,103,916	$1,958,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2022	174,924	$2,239	(19,269)	$(978,595)	$1,841,925	$2,164,734	$(6,719)	$3,023,584
Surrender of shares for tax withholding	—	—	(6)	(257)	—	—	—	(257)
Stock options exercised	45	—	—	—	1,883	—	—	1,883
Vesting of restricted securities	20	1	—	—	—	(1)	—	—
Cash dividends paid	—	—	—	—	—	(17,046)	—	(17,046)
Repurchase of ordinary shares	—	—	(2,346)	(98,446)	—	—	—	(98,446)
Retirement of ordinary shares	(6)	—	6	257	—	(257)	—	—
Share-based compensation	—	—	—	—	8,441	—	—	8,441
Net income	—	—	—	—	—	140,253	—	140,253
Other comprehensive income	—	—	—	—	—	—	10,906	10,906
Balance as of September 30, 2022	174,983	$2,240	(21,615)	$(1,077,041)	$1,852,249	$2,287,683	$4,187	$3,069,318

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(157)	(7,834)	—	—	—	(7,834)
Stock options exercised	374	4	—	—	15,825	—	—	15,829
Vesting of restricted securities	479	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(34,271)	—	(34,271)
Repurchase of ordinary shares	—	—	(5,177)	(244,602)	—	—	—	(244,602)
Retirement of ordinary shares	(157)	(2)	157	7,834	—	(7,832)	—	—
Share-based compensation	—	—	—	—	24,180	—	—	24,180
Net income	—	—	—	—	—	197,535	—	197,535
Other comprehensive income	—	—	—	—	—	—	23,747	23,747
Balance as of September 30, 2022	174,983	$2,240	(21,615)	$(1,077,041)	$1,852,249	$2,287,683	$4,187	$3,069,318

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2021	174,005	$2,229	(15,631)	$(784,596)	$1,789,863	$1,936,427	$(30,475)	$2,913,448
Surrender of shares for tax withholding	—	—	(18)	(1,039)	—	—	—	(1,039)
Stock options exercised	34	—	—	—	1,290	—	—	1,290
Vesting of restricted securities	58	1	—	—	—	(1)	—	—
Retirement of ordinary shares	(18)	—	18	1,039	—	(1,039)	—	—
Share-based compensation	—	—	—	—	7,396	—	—	7,396
Net income	—	—	—	—	—	84,959	—	84,959
Other comprehensive income	—	—	—	—	—	—	3,569	3,569
Balance as of September 30, 2021	174,079	$2,230	(15,631)	$(784,596)	$1,798,549	$2,020,346	$(26,906)	$3,009,623

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(154)	(8,987)	—	—	—	(8,987)
Stock options exercised	501	6	—	—	20,010	—	—	20,016
Vesting of restricted securities	466	6	—	—	—	(6)	—	—
Retirement of ordinary shares	(154)	(2)	154	8,987	—	(8,985)	—	—
Share-based compensation	—	—	—	—	18,871	—	—	18,871
Net income	—	—	—	—	—	251,608	—	251,608
Other comprehensive income	—	—	—	—	—	—	22,629	22,629
Balance as of September 30, 2021	174,079	$2,230	(15,631)	$(784,596)	$1,798,549	$2,020,346	$(26,906)	$3,009,623
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
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$525,271	$8,616	$533,887	$488,041	$9,451	$497,492
HVOR (1)	229,256	—	229,256	218,425	—	218,425
Industrial	—	147,191	147,191	—	106,809	106,809
Appliance and HVAC (2)	—	51,927	51,927	—	62,793	62,793
Aerospace	—	37,789	37,789	—	34,377	34,377
Other	—	18,218	18,218	—	31,125	31,125
Total	$754,527	$263,741	$1,018,268	$706,466	$244,555	$951,021
___________________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$1,533,865	$27,833	$1,561,698	$1,543,121	$33,003	$1,576,124
HVOR	685,241	—	685,241	619,709	—	619,709
Industrial	—	385,470	385,470	—	302,758	302,758
Appliance and HVAC	—	168,427	168,427	—	185,896	185,896
Aerospace	—	109,617	109,617	—	99,847	99,847
Other	—	104,133	104,133	—	101,875	101,875
Total	$2,219,106	$795,480	$3,014,586	$2,162,830	$723,379	$2,886,209

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options	$158	$307	$467	$1,072
Restricted securities	8,283	7,089	23,713	17,799
Share-based compensation expense	$8,441	$7,396	$24,180	$18,871
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the nine months ended September 30, 2022:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Percentage of PRSUs Awarded that May Vest	Weighted Average Grant Date Fair Value
Directors	RSU (1)	29	N/A	$46.30
Various executives and employees	RSU (2)	583	N/A	$49.97
Various executives and employees	PRSU (3)	420	0.0% - 200.0%	$49.45
____________________________________
(1)    These RSUs cliff vest one year from the grant date (May 2023).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2025 and September 2025.
(3)    These PRSUs vest on various dates between April 2025 and September 2025. The number of units that ultimately vest is dependent on the achievement of certain performance criteria.
5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Q2 2020 Global Restructure Program charges	$—	$3,098	$—	$8,752
Other restructuring and other charges, net
Severance costs, net	6,249	133	6,836	726
Facility and other exit costs	2,181	541	4,470	1,832
Gain on sale of Qinex Business	(135,112)	—	(135,112)	—
Acquisition-related compensation arrangements	7,359	—	38,448	—
Other (1)	11,882	(3,427)	4,547	(1,354)
Restructuring and other charges, net	$(107,441)	$345	$(80,811)	$9,956
___________________________________
(1)    Primarily includes, in the three and nine months ended September 30, 2022, transaction-related charges to sell the Qinex Business, partially offset in the nine months ended September 30, 2022 by gains related to changes in the fair value of acquisition-related contingent consideration amounts. Refer to Note 16: Acquisitions and Divestitures for additional information.

The following table presents a rollforward of the severance portion of our restructuring obligations for the nine months ended September 30, 2022.

	Q2 2020 Global Restructure Program	Other	Total
Balance as of December 31, 2021	$3,853	$3,380	$7,233
Charges, net of reversals	—	6,836	6,836
Payments	(3,129)	(2,323)	(5,452)
Foreign currency remeasurement	(90)	(281)	(371)
Balance as of September 30, 2022	$634	$7,612	$8,246
The severance liability as of September 30, 2022 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Currency remeasurement (loss)/gain on net monetary assets	$(12,583)	$(324)	$(26,740)	$187
Gain/(loss) on foreign currency forward contracts	6,178	(2,414)	8,100	(4,791)
Loss on commodity forward contracts	(5,773)	(6,495)	(14,603)	(6,462)
Loss on debt financing	(5,468)	—	(5,468)	(30,066)
Mark-to-market loss on investments, net	(4,035)	—	(75,135)	—
Net periodic benefit cost, excluding service cost	(868)	(1,053)	(2,262)	(5,731)
Other	1,178	883	5,041	(925)
Other, net	$(21,371)	$(9,403)	$(111,067)	$(47,788)
7. Income Taxes
The following table presents the provision for income taxes for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Provision for income taxes	$46,421	$21,840	$74,029	$49,759
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

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2022 and 2021 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic weighted-average ordinary shares outstanding	154,474	158,394	156,124	158,122
Dilutive effect of stock options	107	603	256	660
Dilutive effect of unvested restricted securities	362	482	475	569
Diluted weighted-average ordinary shares outstanding	154,943	159,479	156,855	159,351
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Anti-dilutive shares excluded	1,917	9	1,116	8
Contingently issuable shares excluded	1,513	1,072	1,299	1,037
9. Inventories
The following table presents the components of inventories as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Finished goods	$223,607	$201,424
Work-in-process	111,823	101,558
Raw materials	340,432	285,249
Inventories	$675,862	$588,231
10. Pension and Other Post-Retirement Benefits
The following table presents the components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the three months ended September 30, 2022 and 2021:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$2	$2	$958	$725	$960	$727
Interest cost	113	167	22	21	417	405	552	593
Expected return on plan assets	(195)	(226)	—	—	(214)	(177)	(409)	(403)
Amortization of net loss/(gain)	226	243	(43)	—	327	461	510	704
Amortization of prior service (credit)/cost	—	—	(100)	(159)	2	3	(98)	(156)
Loss on settlement	313	315	—	—	—	—	313	315
Net periodic benefit cost/(credit)	$457	$499	$(119)	$(136)	$1,490	$1,417	$1,828	$1,780

The following table presents the components of net periodic benefit cost/(credit) associated with our defined benefit and retiree healthcare plans for the nine months ended September 30, 2022 and 2021:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$6	$6	$2,896	$3,028	$2,902	$3,034
Interest cost	339	407	86	63	1,267	1,210	1,692	1,680
Expected return on plan assets	(585)	(678)	—	—	(700)	(534)	(1,285)	(1,212)
Amortization of net loss/(gain)	593	1,045	(86)	—	935	1,382	1,442	2,427
Amortization of prior service (credit)/cost	—	—	(300)	(477)	7	19	(293)	(458)
Loss on settlement	706	3,294	—	—	—	—	706	3,294
Net periodic benefit cost/(credit)	$1,053	$4,068	$(294)	$(408)	$4,405	$5,105	$5,164	$8,765
Components of net periodic benefit cost/(credit) other than service cost are presented in other, net in the condensed consolidated statements of operations. Refer to Note 6: Other, Net.
11. Debt
The following table presents the components of long-term debt, finance lease and other financing obligations as of September 30, 2022 and December 31, 2021:

	Maturity Date	September 30, 2022	December 31, 2021
Term Loan	September 20, 2026	$447,992	$451,465
4.875% Senior Notes	October 15, 2023	—	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	—
Less: debt discount, net of premium		(3,740)	(5,207)
Less: deferred financing costs		(30,952)	(26,682)
Less: current portion		(4,630)	(4,630)
Long-term debt, net		$4,208,670	$4,214,946

Finance lease and other financing obligations		$27,086	$28,767
Less: current portion		(1,906)	(2,203)
Finance lease and other financing obligations, less current portion		$25,180	$26,564
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
As of September 30, 2022, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2022, no amounts had been drawn against these outstanding letters of credit.
5.875% Senior Notes
On August 29, 2022, STBV completed the issuance and sale of $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes"). The 5.875% Senior Notes were issued under an indenture dated as of August 29, 2022 among STBV, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "5.875% Senior Notes Indenture").
The 5.875% Senior Notes Indenture contains covenants that limit the ability of STBV and its subsidiaries to, among other things: incur liens; engage in sale and leaseback transactions; with respect to any subsidiary of STBV, incur indebtedness without such subsidiary’s guaranteeing the 5.875% Senior Notes; or consolidate, merge with, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all of their properties or assets to, another person. These covenants are subject to important exceptions and qualifications set forth in the 5.875% Senior Notes Indenture.
The 5.875% Senior Notes bear interest at 5.875% per year and mature on September 1, 2030. Interest is payable semi-annually on September 1 and March 1 of each year, commencing on March 1, 2023. The 5.875% Senior Notes are guaranteed by each of STBV's wholly-owned subsidiaries that is a borrower or guarantor under the senior secured credit facilities (the "Senior Secured Credit Facilities") of STI and an issuer or a guarantor under our existing senior notes as follows: STBV's 5.625% Senior Notes due 2024, 5.0% Senior Notes due 2025, and 4.0% Senior Notes due 2029; and STI's 4.375% Senior Notes due 2030 and 3.75% Senior Notes due 2031.
At any time, and from time to time, prior to September 1, 2025, STBV may redeem the 5.875% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 5.875% Senior Notes being redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after September 1, 2025, STBV may redeem the 5.875% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date:

Period beginning September 1,	Price
2025	102.398%
2026	101.469%
2027 and thereafter	100.000%
In addition, at any time prior to September 1, 2025, STBV may redeem up to 40% of the principal amount of the outstanding 5.875% Senior Notes (including additional 5.875% Senior Notes, if any) with the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 105.875%, plus accrued and unpaid interest, if any, up to but excluding the redemption date, provided that at least 60% of the aggregate principal amount of the 5.875% Senior Notes (including additional 5.875% Senior Notes, if any) remains outstanding immediately after each such redemption.
Upon the occurrence of certain changes in control, each holder of the 5.875% Senior Notes will have the right to require STBV to repurchase the 5.875% Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.
Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STBV may, at its option, redeem the 5.875% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the redemption date, premium, if any, and all Additional Amounts (as defined in the 5.875% Senior Notes Indenture), if any, then due and which will become due on the date of redemption.

4.875% Senior Notes Redemption
On August 29, 2022, we announced that we intended to redeem in full the $500.0 million aggregate principal amount outstanding on our 4.875% senior notes due 2023 (the "4.875% Senior Notes"). We redeemed the 4.875% Senior Notes on September 28, 2022 in accordance with the terms of the indenture under which the 4.875% Senior Notes were issued and the terms of the notice of redemption at a price of 101.0% of the aggregate principal amount of the outstanding 4.875% Senior Notes (which includes the applicable premium), plus accrued and unpaid interest to (but not including) the redemption date.
Accounting for Debt Financing Transactions
We account for our debt financing transactions as disclosed in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report.
In the nine months ended September 30, 2022, in connection with the entry into the Eleventh Amendment, we recognized $2.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets. In the three months ended September 30, 2022, in connection with the issuance of the 5.875% Senior Notes, we capitalized $5.9 million of deferred financing costs, which are presented on the condensed consolidated balance sheets as a reduction of long-term debt. In connection with the redemption of the 4.875% Senior Notes, we recognized a loss of $5.5 million, presented in other, net, related to the redemption premium of $5.0 million and the write-off of unamortized deferred financing costs and debt discounts.
In the nine months ended September 30, 2021, in connection with the redemption of $750.0 million aggregate principal amount of 6.25% senior notes due 2026 (the "6.25% Senior Notes"), we recognized a loss of $30.1 million, which included $23.4 million in premiums paid, with the remaining loss representing write-off of debt discounts and deferred financing costs.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, accrued interest totaled $54.9 million and $45.1 million, respectively.
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
13. Shareholders' Equity
Cash Dividends
On August 24, 2022, we paid a cash dividend of $0.11 per share, or $17.0 million in aggregate, to shareholders of record as of August 10, 2022.
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. On January 20, 2022, we announced that our Board of Directors had authorized a new $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019, which had availability of $254.5 million as of December 31, 2021. As of September 30, 2022, $272.2 million remained available for repurchase under the January 2022 Program.

Accumulated Other Comprehensive Income/(Loss)
The following table presents the components of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2022:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2021	$16,831	$(36,391)	$(19,560)
Other comprehensive income before reclassifications, net of tax	48,437	—	48,437
Reclassifications from accumulated other comprehensive income/(loss), net of tax	(26,075)	1,385	(24,690)
Other comprehensive income	22,362	1,385	23,747
Balance as of September 30, 2022	$39,193	$(35,006)	$4,187
The following table presents the amounts reclassified from accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2022	2021	2022	2021
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(14,909)	$1,976	$(28,649)	$9,816	Net revenue (1)
Foreign currency forward contracts	(1,260)	(3,557)	(6,492)	(6,324)	Cost of revenue (1)
Total, before taxes	(16,169)	(1,581)	(35,141)	3,492	Income before taxes
Income tax effect	4,172	395	9,066	(873)	Provision for income taxes
Total, net of taxes	$(11,997)	$(1,186)	$(26,075)	$2,619	Net income

Defined benefit and retiree healthcare plans	$725	$863	$1,855	$5,263	Other, net (2)
Income tax effect	(148)	(269)	(470)	(1,285)	Provision for income taxes
Total, net of taxes	$577	$594	$1,385	$3,978	Net income
___________________________________
(1)    Refer to Note 15: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive income/(loss) in future periods.
(2)    Refer to Note 10: Pension and Other Post-Retirement Benefits for additional information on net periodic benefit cost/(credit).
14. Fair Value Measures
Measured on a Recurring Basis
The fair values of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2022	December 31, 2021
Assets
Foreign currency forward contracts	$65,808	$25,112
Commodity forward contracts	303	2,979
Total	$66,111	$28,091
Liabilities
Foreign currency forward contracts	$13,087	$3,073
Commodity forward contracts	14,297	4,492
Total	$27,384	$7,565
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
The following table presents a summary of our investment in Quanergy, presented in other assets on our condensed consolidated balance sheets, at certain dates since December 31, 2021:

	As of
	September 30, 2022	June 30, 2022	February 8, 2022	December 31, 2021
Price per share (1)	$0.21	$0.41	$7.05	N/A
Total shares of Quanergy held, including Warrants (in millions) (1)	8.25	8.25	8.25	N/A

Series B Investment	$—	$—	$—	$50,000
Common shares (2)	1,553	3,075	50,000	—
PIPE investment	155	308	7,500	—
Warrants (2)	—	—	17,600	—
Total equity investment in Quanergy	$1,708	$3,383	$75,100	$50,000
___________________________________
(1)    Represents common share price and shares held, unadjusted for a 1-to-20 reverse stock split effective after market close on October 6, 2022. Upon execution of the reverse stock split, our holdings of Quanergy common stock (including the PIPE investment) declined to approximately 0.4 million shares, with no impact on fair value. The split-adjusted stock price after close of business on September 30, 2022 was $4.14 per share. Beginning October 7, 2022, Quanergy common stock began trading on a split-adjusted basis.

(2)    In the three months ended June 30, 2022, we converted the Warrants into common shares. Accordingly, as of September 30, 2022, we had 7.5 million common shares outstanding (excluding the PIPE investment), compared to 5.0 million common shares outstanding as of February 8, 2022.
The following table presents a summary of recorded losses related to our equity investment in Quanergy, presented in other, net on our condensed consolidated statements of operations:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Mark-to-market loss	$(1,675)	$(73,392)
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
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2021 and determined that they were not impaired. No events or changes in circumstances occurred in the nine months ended September 30, 2022 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.
In July 2022, we sold various assets and liabilities comprising our semiconductor test and thermal business (collectively, the “Qinex Business”). Refer to Note 16: Acquisitions and Divestitures for additional information. We allocated goodwill to the Qinex Business based on its fair value relative to the total fair value of the Industrial Solutions reporting unit.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2022		December 31, 2021
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
Term Loan	$447,992	$444,632	$451,465	$450,901
4.875% Senior Notes	$—	$—	$500,000	$526,250
5.625% Senior Notes	$400,000	$394,000	$400,000	$438,000
5.0% Senior Notes	$700,000	$661,500	$700,000	$759,500
4.375% Senior Notes	$450,000	$373,500	$450,000	$479,250
3.75% Senior Notes	$750,000	$579,375	$750,000	$747,188
4.0% Senior Notes	$1,000,000	$820,000	$1,000,000	$1,022,500
5.875% Senior Notes	$500,000	$463,750	$—	$—
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

	September 30, 2022	December 31, 2021
Quanergy Systems, Inc. (1)	$—	$50,000
Other	15,000	15,000
Total	$15,000	$65,000
___________________________________
(1)    As of September 30, 2022, Quanergy is no longer classified as an equity investment without a readily determinable fair value. See additional discussion under the heading Quanergy elsewhere in this Note.
15. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and nine months ended September 30, 2022 and 2021, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of September 30, 2022, we estimated that $46.4 million of net gains will be reclassified from accumulated other comprehensive income/(loss) to earnings during the twelve-month period ending September 30, 2023.
As of September 30, 2022, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
32.0 EUR	September 28, 2022	October 31, 2022	Euro ("EUR") to USD	0.96 USD	Not designated
364.7 EUR	Various from October 2020 to September 2022	Various from October 2022 to September 2024	EUR to USD	1.13 USD	Cash flow hedge
471.0 CNY	September 27, 2022	October 31, 2022	USD to Chinese Renminbi ("CNY")	7.14 CNY	Not designated
378.1 CNY	Various from October 2021 to March 2022	Various from October to December 2022	USD to CNY	6.47 CNY	Cash flow hedge
21,673.3 KRW	Various from November 2020 to September 2022	Various from October 2022 to August 2024	USD to Korean Won ("KRW")	1,208.00 KRW	Cash flow hedge
23.0 MYR	September 27, 2022	October 31, 2022	USD to Malaysian Ringgit ("MYR")	4.63 MYR	Not designated
266.0 MXN	September 28, 2022	October 31, 2022	USD to Mexican Peso ("MXN")	20.43 MXN	Not designated
3,525.3 MXN	Various from October 2020 to September 2022	Various from October 2022 to September 2024	USD to MXN	22.20 MXN	Cash flow hedge
10.0 GBP	September 28, 2022	October 31, 2022	British Pound Sterling ("GBP") to USD	1.06 USD	Not Designated
60.2 GBP	Various from October 2020 to September 2022	Various from October 2022 to September 2024	GBP to USD	1.29 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

Hedges of Commodity Risk
As of September 30, 2022, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	983,717 troy oz.	October 2022 to July 2024	$23.89
Gold	7,757 troy oz.	October 2022 to July 2024	$1,861.62
Nickel	255,206 pounds	October 2022 to July 2024	$10.27
Aluminum	4,225,448 pounds	October 2022 to July 2024	$1.23
Copper	8,124,126 pounds	October 2022 to July 2024	$4.23
Platinum	11,503 troy oz.	October 2022 to July 2024	$1,000.80
Palladium	1,340 troy oz.	October 2022 to July 2024	$2,291.99
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$55,457	$20,562	Accrued expenses and other current liabilities	$9,630	$1,981
Foreign currency forward contracts	Other assets	10,251	4,391	Other long-term liabilities	2,651	904
Total		$65,708	$24,953		$12,281	$2,885
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$218	$2,583	Accrued expenses and other current liabilities	$11,338	$3,422
Commodity forward contracts	Other assets	85	396	Other long-term liabilities	2,959	1,070
Foreign currency forward contracts	Prepaid expenses and other current assets	100	159	Accrued expenses and other current liabilities	806	188
Total		$403	$3,138		$15,103	$4,680
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2022 and 2021:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net Income
	2022	2021		2022	2021
Foreign currency forward contracts	$35,324	$9,379	Net revenue	$14,909	$(1,976)
Foreign currency forward contracts	$(5,204)	$(3,832)	Cost of revenue	$1,260	$3,557

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2022	2021
Commodity forward contracts	$(5,773)	$(6,495)	Other, net
Foreign currency forward contracts	$6,178	$(2,414)	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2022 and 2021:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net Income
	2022	2021		2022	2021
Foreign currency forward contracts	$69,102	$21,825	Net revenue	$28,649	$(9,816)
Foreign currency forward contracts	$(3,824)	$(449)	Cost of revenue	$6,492	$6,324

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2022	2021
Commodity forward contracts	$(14,603)	$(6,462)	Other, net
Foreign currency forward contracts	$8,100	$(4,791)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2022, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $27.8 million. As of September 30, 2022, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
16. Acquisitions and Divestitures
Acquisitions
Spear Power Systems
On November 19, 2021, we acquired all of the equity interests of Spear Power Systems ("Spear"), a leader in electrification solutions that supports our newly-established Clean Energy Solutions business unit, for an aggregate purchase price of $113.7 million, subject to certain post-closing items, including a contingent consideration arrangement whereby we may be required to pay up to an additional $30.0 million to the selling shareholders. Using a present value technique, we estimated the acquisition-date fair value of the contingent consideration arrangement to be $8.6 million, which is reflected in the aggregate purchase price. As of September 30, 2022, having evaluated updated financial forecasts, and have determined that the fair value of the contingent consideration arrangement as of September 30, 2022 is $0.0 million, which is unchanged from its fair value as of June 30, 2022. Accordingly, a gain of $8.6 million for the nine months ended September 30, 2022 was recognized in earnings and presented in restructuring and other charges, net. We are integrating Spear into the Sensing Solutions reportable segment.
As of September 30, 2022, the allocation of purchase price of Spear is preliminary and is based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. Refer to Note 21: Acquisitions of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report for detailed information regarding the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2021.
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

As of September 30, 2022, the allocation of purchase price of SmartWitness is preliminary and is based on management's judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. Refer to Note 21: Acquisitions of the audited consolidated financial statements and notes thereto included in our 2021 Annual Report for detailed information regarding the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of December 31, 2021.
Elastic M2M Inc.
On February 11, 2022, we acquired all of the equity interests of Elastic M2M Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.6 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million of additional acquisition-related incentive compensation, pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. In three and nine months ended September 30, 2022, we recognized $2.0 million and $20.4 million, respectively, of that acquisition-related incentive compensation. This incentive compensation is recorded in restructuring and other charges, net. We paid $15.0 million of this acquisition-related incentive compensation in the nine months ended September 30, 2022, which is reflected as an operating cash outflow on our condensed consolidated statement of cash flows.
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
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$35
Goodwill	24,708
Other intangible assets	33,500
Deferred income tax liabilities	(8,222)
Fair value of net assets acquired, excluding cash and cash equivalents	50,021
Cash and cash equivalents	1,597
Fair value of net assets acquired	$51,618
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
Dynapower
On July 12, 2022, we completed the acquisition of all of the outstanding equity interests of DP Acquisition Corp ("Dynapower"), a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications, for an aggregate cash purchase price of $577.7 million, subject to certain post-closing items. Dynapower also provides aftermarket sales and service to maintain its equipment in the field.
Dynapower will be a foundational addition to our Clean Energy Solutions strategy and will complement our recent acquisitions of GIGAVAC, Lithium Balance, and Spear. We are integrating Dynapower into our Sensing Solutions reportable segment.
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$25,333
Goodwill	357,380
Other intangible assets	229,100
Net long-term other liabilities	(38,483)
Fair value of net assets acquired, excluding cash and cash equivalents	573,330
Cash and cash equivalents	4,410
Fair value of net assets acquired	$577,740
The allocation of purchase price of Dynapower is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition was approximately $357.4 million, which represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The goodwill recognized in this acquisition will not be deductible for tax purposes.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$145,600	11
Completed technologies	75,700	10
Tradenames	7,800	10
Total definite-lived intangible assets acquired	$229,100	11
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
Divestiture - Qinex Business
On May 27, 2022, we executed an asset purchase agreement (the "APA") whereby we agreed to sell the Qinex Business to LTI Holdings, Inc. ("LTI") in exchange for consideration of approximately $219.0 million, subject to working capital and other adjustments. Concurrent with the execution of the APA, the parties entered into a Contract Manufacturing Agreement ("CMA") and a Transition Services Agreement ("TSA"), each for nominal consideration.

The CMA commenced at closing of the transaction ("Closing") and has a term of either six or nine months, depending on the manufacturing site. LTI also has the option of extending each contract for an additional three months. The period from Closing to the end of the CMA term (including extensions, if any) is referred to as the "Transition Period." The terms of the CMA require that we provide manufacturing and distribution services for the Transition Period. The TSA commences at Closing and has a term that varies depending on the nature of the support services, ranging from one month to the entirety of the Transition Period. The terms of the TSA require that we provide various forms of commercial, operational, and back-office support to LTI.
Closing occurred in July 2022, at which time assets of approximately $70 million (including allocated goodwill of $45 million) and liabilities of approximately $2 million transferred to LTI. Transferred assets and liabilities excluded inventories and accounts payable, which will transfer to LTI at the end of the Transition Period. We received cash consideration of $198.8 million at Closing, which is presented as an investing cash flow for the nine months ended September 30, 2022. Cash consideration received at Closing excludes amounts held in escrow until various milestones are met through the Transition Period. We received an additional $5.0 million in August 2022 following fulfillment of a portion of our TSA obligations, which is presented as an operating cash inflow. In the three months ended September 30, 2022, we recognized a pre-tax gain of approximately $135.1 million. In the three and nine months ended September 30, 2022, we recognized approximately $13.5 million and $15.6 million, respectively, of transaction-related charges to sell the Qinex Business. Each of the gain on sale and transaction costs are presented in restructuring and other charges, net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022. Refer to Note 5: Restructuring and Other Charges, Net.
The Qinex Business manufactures semiconductor burn-in test sockets and thermal control solutions and was formed through the combination of Sensata’s semiconductor interconnect business with Wells-CTI in 2012. The Qinex Business was included in our Sensing Solutions segment (and Industrial Solutions reporting unit). We allocated goodwill to the Qinex Business based on its fair value relative to the total fair value of the Industrial Solutions reporting unit.
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

The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenue:
Performance Sensing	$754,527	$706,466	$2,219,106	$2,162,830
Sensing Solutions	263,741	244,555	795,480	723,379
Total net revenue	$1,018,268	$951,021	$3,014,586	$2,886,209
Segment operating income (as defined above):
Performance Sensing	$188,560	$193,742	$554,717	$591,650
Sensing Solutions	73,622	75,262	225,625	218,705
Total segment operating income	262,182	269,004	780,342	810,355
Corporate and other	(76,409)	(72,749)	(228,894)	(215,359)
Amortization of intangible assets	(40,313)	(34,571)	(114,485)	(101,492)
Restructuring and other charges, net	107,441	(345)	80,811	(9,956)
Operating income	252,901	161,339	517,774	483,548
Interest expense, net	(44,856)	(45,137)	(135,143)	(134,393)
Other, net	(21,371)	(9,403)	(111,067)	(47,788)
Income before taxes	$186,674	$106,799	$271,564	$301,367

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
Overview
For the three and nine months ended September 30, 2022, net revenue increased 7.1% and 4.4%, respectively, from the corresponding periods of fiscal year 2021. For the three and nine months ended September 30, 2022, operating income increased 56.8% and 7.1%, respectively, to $252.9 million (24.8% of net revenue) and $517.8 million (17.2% of net revenue), respectively, compared to $161.3 million (17.0% of net revenue) and $483.5 million (16.8% of net revenue), respectively, in the corresponding periods of fiscal year 2021. For the three and nine months ended September 30, 2022, income before taxes increased to $186.7 million and $271.6 million, respectively, compared to $106.8 million and $301.4 million, respectively, in the corresponding periods of fiscal year 2021. Refer to discussion of the drivers of these changes under the heading Results of Operations included elsewhere in this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").
Acquisitions and Dispositions
Refer to Note 16: Acquisitions and Divestitures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to the below.
In the first quarter of 2022, we completed the strategic acquisition of Elastic M2M for $51.6 million. Elastic M2M is a privately-held innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment.
On July 12, 2022, we completed the acquisition of Dynapower, a leading provider of high-voltage power conversion solutions for clean energy segments, for an aggregate cash purchase price of $577.7 million, subject to certain post-closing items.

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
In July 2022, we sold the Qinex Business to LTI for total consideration of approximately $219.0 million, subject to working capital and other adjustments. The Qinex Business manufactures semiconductor burn-in test sockets and thermal control solutions and was formed through the combination of Sensata’s semiconductor interconnect business with Wells-CTI in 2012. The Qinex Business was included in our Sensing Solutions segment (and Industrial Solutions reporting unit). We received consideration at Closing of approximately $198.8 million and recognized a pre-tax gain of approximately $135.1 million in the three months ended September 30, 2022.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$754.5	74.1%	$706.5	74.3%	$2,219.1	73.6%	$2,162.8	74.9%
Sensing Solutions	263.7	25.9	244.6	25.7	795.5	26.4	723.4	25.1
Net revenue	1,018.3	100.0	951.0	100.0	3,014.6	100.0	2,886.2	100.0
Operating costs and expenses	765.4	75.2	789.7	83.0	2,496.8	82.8	2,402.7	83.2
Operating income	252.9	24.8	161.3	17.0	517.8	17.2	483.5	16.8
Interest expense, net	(44.9)	(4.4)	(45.1)	(4.7)	(135.1)	(4.5)	(134.4)	(4.7)
Other, net	(21.4)	(2.1)	(9.4)	(1.0)	(111.1)	(3.7)	(47.8)	(1.7)
Income before taxes	186.7	18.3	106.8	11.2	271.6	9.0	301.4	10.4
Provision for income taxes	46.4	4.6	21.8	2.3	74.0	2.5	49.8	1.7
Net income	$140.3	13.8%	$85.0	8.9%	$197.5	6.6%	$251.6	8.7%
___________________________________
*     Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended September 30, 2022 increased 7.1% compared to the three months ended September 30, 2021. Excluding a decrease of 3.3% attributed to changes in foreign currency exchange rates and an increase of 3.3% due to the net effect of acquisitions and divestitures, net revenue for the three months ended September 30, 2022 increased 7.1% on an organic basis, representing market outgrowth of 650 basis points.
Net revenue for the nine months ended September 30, 2022 increased 4.4% compared to the nine months ended September 30, 2021. Excluding a decrease of 2.1% attributed to changes in foreign currency exchange rates and an increase of 3.4% due to the net effect of acquisitions and divestitures, net revenue for the nine months ended September 30, 2022 increased 3.1% on an organic basis, representing market outgrowth of 700 basis points.
Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to the section entitled Non-GAAP Financial Measures below for additional information related to our use of organic revenue growth (or decline).

Performance Sensing
Performance Sensing net revenue for the three months ended September 30, 2022 increased 6.8% compared to the three months ended September 30, 2021. Excluding a decrease of 3.6% attributed to changes in foreign currency exchange rates and an increase of 3.2% due to the effect of acquisitions, Performance Sensing net revenue for the three months ended September 30, 2022 increased 7.2% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended September 30, 2022 grew 7.6% compared to the three months ended September 30, 2021. Excluding a decline of 4.3% attributed to changes in foreign currency exchange rates, Automotive net revenue for the three months ended September 30, 2022 grew 11.9% on an organic basis, primarily due to improved market performance and market outgrowth, partially offset by the net impacts of original equipment manufacturer efforts to replenish and reduce channel inventory in 2021 and 2022, respectively. HVOR net revenue for the three months ended September 30, 2022 grew 5.0% compared to the three months ended September 30, 2021. Excluding a decline of 2.2% attributed to changes in foreign currency exchange rates and an increase of 10.6% due to the effect of acquisitions, HVOR net revenue for the three months ended September 30, 2022 declined 3.4% on an organic basis. This was primarily due to declining market conditions and the impacts of original equipment manufacturer efforts to replenish channel inventory in 2021, partially offset by market outgrowth.
Performance Sensing net revenue for the nine months ended September 30, 2022 increased 2.6% compared to the nine months ended September 30, 2021. Excluding a decrease of 2.2% attributed to changes in foreign currency exchange rates and an increase of 3.7% due to the effect of acquisitions, Performance Sensing net revenue for the nine months ended September 30, 2022 increased 1.1% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the nine months ended September 30, 2022 declined 0.6% compared to the nine months ended September 30, 2021. Excluding a decrease of 2.4% attributed to changes in foreign currency exchange rates, automotive net revenue for the nine months ended September 30, 2022 grew 1.8% on an organic basis. HVOR net revenue for the nine months ended September 30, 2022 grew 10.6% compared to the nine months ended September 30, 2021. Excluding a decrease of 1.5% attributed to changes in foreign currency exchange rates and an increase of 12.8% due to the effect of acquisitions, HVOR net revenue for the nine months ended September 30, 2022 declined 0.7% on an organic basis.
Sensing Solutions
Sensing Solutions net revenue for the three months ended September 30, 2022 increased 7.8% compared to the three months ended September 30, 2021. Excluding a decline of 2.4% attributed to changes in foreign currency exchange rates and an increase of 3.3% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue for the three months ended September 30, 2022 grew 6.9% on an organic basis, which primarily reflects the launch of new industrial electrification applications.
Sensing Solutions net revenue for the nine months ended September 30, 2022 increased 10.0% compared to the nine months ended September 30, 2021. Excluding a decline of 1.6% attributed to changes in foreign currency exchange rates and an increase of 2.5% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue for the nine months ended September 30, 2022 grew 9.1% on an organic basis, which primarily reflects the launch of new industrial electrification applications.

Operating costs and expenses
Operating costs and expenses for the three and nine months ended September 30, 2022 and 2021 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Margin*	Amount	Margin*	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$694.5	68.2%	$628.9	66.1%	$2,038.2	67.6%	$1,922.6	66.6%
Research and development	47.9	4.7	40.1	4.2	141.9	4.7	118.9	4.1
Selling, general and administrative	90.0	8.8	85.8	9.0	283.0	9.4	249.7	8.7
Amortization of intangible assets	40.3	4.0	34.6	3.6	114.5	3.8	101.5	3.5
Restructuring and other charges, net	(107.4)	(10.6)	0.3	0.0	(80.8)	(2.7)	10.0	0.3
Total operating costs and expenses	$765.4	75.2%	$789.7	83.0%	$2,496.8	82.8%	$2,402.7	83.2%
___________________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended September 30, 2022, cost of revenue as a percentage of net revenue increased from the three months ended September 30, 2021, primarily due to the impacts of inflation on material and logistics costs, the unfavorable impact of product mix, and the unfavorable effect of changes in foreign currency exchange rates.
For the nine months ended September 30, 2022, cost of revenue as a percentage of net revenue increased from the nine months ended September 30, 2021, primarily due to the impacts of inflation on material and logistics costs and the unfavorable impact of product mix.
Research and development expense
For the three and nine months ended September 30, 2022, research and development ("R&D") expense increased from the three and nine months ended September 30, 2021, primarily as a result of continued investment to support megatrend growth initiatives of Electrification and Insights and incremental R&D expense related to acquired businesses, partially offset by the favorable effect of foreign currency exchange rates.
R&D expense related to megatrends during the three and nine months ended September 30, 2022 was $17.0 million and $50.9 million, respectively, increases of $4.1 million and $14.1 million, respectively, from the three and nine months ended September 30, 2021.
Selling, general and administrative expense
For the three and nine months ended September 30, 2022, selling, general and administrative ("SG&A") expense increased from the three and nine months ended September 30, 2021, primarily as a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher selling costs to support growth and our ability to execute for our customers, and (3) higher share-based compensation, partially offset by the favorable effect of changes in foreign currency exchange rates. Refer to Note 16: Acquisitions and Divestitures and Note 4: Share-Based Payment Plans of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to acquired businesses and share-based compensation, respectively.
Amortization of intangible assets
For the three and nine months ended September 30, 2022, amortization expense increased from the three and nine months ended September 30, 2021, primarily due to increased intangibles from recent acquisitions partially offset by the effect of the economic benefit amortization method. Refer to Note 16: Acquisitions and Divestitures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to recent acquisitions.

Restructuring and other charges, net
For the three and nine months ended September 30, 2022, restructuring and other charges, net included the gain on sale of the Qinex Business of $135.1 million in both periods, and $13.5 million and $15.6 million, respectively, of transaction-related charges to sell the Qinex Business. The three and nine months ended September 30, 2022, also included acquisition-related incentive compensation of $7.4 million and $38.4 million, respectively. These increases were partially offset by a gain resulting from reduction of the liability for contingent consideration for Spear in the nine months ended September 30, 2022. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on the components of restructuring and other charges, net.
Operating income
For the three months ended September 30, 2022, operating income increased compared to the three months ended September 30, 2021, primarily due to the gain on the sale of the Qinex Business, partially offset by (1) higher transaction-related charges, (2) the unfavorable effect of changes in foreign currency exchange rates, (3) higher acquisition-related incentive compensation, (4) higher amortization due to acquired intangibles, (5) higher spend to support our megatrends initiatives, and (6) higher selling costs to support growth and our ability to execute for our customers.
For the nine months ended September 30, 2022, operating income increased compared to the nine months ended September 30, 2021, primarily due to (1) the gain on the sale of the Qinex Business and (2) a gain recorded as a result of a reduction in the liability for contingent consideration due to Spear, partially offset by (1) higher acquisition-related incentive compensation, (2) higher amortization due to acquired intangibles, (3) higher transaction-related charges, (4) higher spend to support our megatrends initiatives, (5) higher selling costs to support growth and our ability to execute for our customers, (6) higher share-based compensation, and (7) the unfavorable of changes in foreign currency exchange rates.
Interest expense, net
For the three months ended September 30, 2022, interest expense, net decreased $0.3 million from the three months ended September 30, 2021. For the nine months ended September 30, 2022, interest expense, net increased $0.8 million from the nine months ended September 30, 2021.
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
For the three months ended September 30, 2022, other, net represented a net loss of $21.4 million, an unfavorable impact on earnings of $12.0 million compared to a net loss of $9.4 million in the three months ended September 30, 2021. This was primarily due to (1) increased currency remeasurement losses on net monetary assets, primarily related to CNY, (2) a loss on debt financing and (3) $4.0 million in mark-to-market losses on equity investments, primarily related to Quanergy, partially offset by a gain on foreign currency forward contracts. Refer to Note 14: Fair Value Measures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for detailed information on our investment in Quanergy.
For the nine months ended September 30, 2022, other, net represented a net loss of $111.1 million, an unfavorable impact on earnings of $63.3 million compared to a net loss of $47.8 million in the nine months ended September 30, 2021. This was largely due to (1) $75.1 million in mark-to-market losses on equity investments, primarily related to Quanergy, (2) increased losses on net monetary assets, primarily related to CNY, and (3) increased losses on commodity forward contracts, partially offset by (1) a reduction in loss on debt financings and (2) a gain on foreign currency forward contracts.
Provision for income taxes
For the three months ended September 30, 2022, the provision for income taxes increased $24.6 million from the three months ended September 30, 2021, predominantly due to the increase in profit before tax as impacted by the jurisdictional mix of profits, including our recent Qinex Business sale, and the impacts of nondeductible expenses related to our recent acquisitions.

For the nine months ended September 30, 2022, the provision for income taxes increased $24.3 million from the nine months ended September 30, 2021, predominantly due to the impacts of nondeductible expenses related to our recent acquisitions and the inability to benefit the mark-to-market loss on our investment in Quanergy, partially offset by changes in income before tax, including the recent Qinex Business sale, as impacted by the jurisdictional mix of profits where we operate.
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
Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted EPS
We define adjusted operating income as operating income, determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described under the heading Non-GAAP adjustments below. Adjusted operating margin is calculated by dividing adjusted operating income by net revenue determined in accordance with U.S. GAAP. We define adjusted net income as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described under the heading Non-GAAP Adjustments below. Adjusted EPS is calculated by dividing adjusted net income by the number of diluted weighted-average ordinary shares outstanding in the period.
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

	For the three months ended September 30, 2022				For the three months ended September 30, 2021
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$252.9	24.8%	$140.3	$0.91	$161.3	17.0%	$85.0	$0.53
Non-GAAP adjustments:
Restructuring related and other	16.4	1.6	16.0	0.10	5.4	0.6	5.4	0.03
Financing and other transaction costs	(110.9)	(10.9)	(97.6)	(0.63)	(1.0)	(0.1)	1.7	0.01
Step-up depreciation and amortization	39.0	3.8	39.0	0.25	32.7	3.4	32.7	0.20
Deferred (gain)/loss on derivative instruments	(0.1)	(0.0)	4.5	0.03	2.6	0.3	10.2	0.06
Amortization of debt issuance costs	—	—	1.8	0.01	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	27.1	0.18	—	—	2.0	0.01
Total adjustments	(55.6)	(5.5)	(9.2)	(0.06)	39.7	4.2	53.6	0.34
Adjusted (non-GAAP)	$197.3	19.4%	$131.0	$0.85	$201.0	21.1%	$138.6	$0.87

	For the nine months ended September 30, 2022				For the nine months ended September 30, 2021
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$517.8	17.2%	$197.5	$1.26	$483.5	16.8%	$251.6	$1.58
Non-GAAP adjustments:
Restructuring related and other	24.4	0.8	24.3	0.15	15.7	0.5	19.6	0.12
Financing and other transaction costs	(80.6)	(2.7)	5.2	0.03	6.1	0.2	35.8	0.22
Step-up depreciation and amortization	110.3	3.7	110.3	0.70	96.0	3.3	96.0	0.60
Deferred loss on derivative instruments	1.7	0.1	13.0	0.08	7.0	0.2	13.5	0.08
Amortization of debt issuance costs	—	—	5.3	0.03	—	—	5.1	0.03
Deferred taxes and other tax related	—	—	28.5	0.18	—	—	5.9	0.04
Total adjustments	55.8	1.9	186.5	1.19	124.9	4.3	175.9	1.10
Adjusted (non-GAAP)	$573.6	19.0%	$384.0	$2.45	$608.4	21.1%	$427.5	$2.68
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the nine months ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities (GAAP)	$235.7	$393.2
Additions to property, plant and equipment and capitalized software	(110.4)	(100.4)
Free cash flow (non-GAAP)	$125.3	$292.8

The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Corporate and other expenses (GAAP)	$(76.4)	$(72.7)	$(228.9)	$(215.4)
Restructuring related and other	8.0	1.7	13.1	4.4
Financing and other transaction costs	5.0	2.5	11.5	7.5
Step-up depreciation and amortization	0.3	0.4	0.9	1.3
Deferred (gain)/loss on derivative instruments	(0.1)	2.6	1.7	7.0
Total adjustments	13.1	7.0	27.3	20.1
Adjusted corporate and other expenses (non-GAAP)	$(63.3)	$(65.7)	$(201.6)	$(195.2)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended September 30,		For the nine months ended September 30,
(in millions)	LTM (1)	2022	2021	2022	2021
Net income	$309.5	$140.3	$85.0	$197.5	$251.6
Interest expense, net	180.0	44.9	45.1	135.1	134.4
Provision for income taxes	74.6	46.4	21.8	74.0	49.8
Depreciation expense	125.2	31.7	31.5	94.6	94.4
Amortization of intangible assets	147.1	40.3	34.6	114.5	101.5
EBITDA	836.4	303.5	218.0	615.8	631.6
Non-GAAP adjustments
Restructuring related and other	29.8	16.4	4.3	24.9	18.7
Financing and other transaction costs	7.7	(101.4)	(1.8)	2.5	35.8
Deferred loss on derivative instruments	14.2	5.7	9.1	16.3	13.5
Adjusted EBITDA	$888.1	$224.2	$229.6	$659.4	$699.6
___________________________________
(1)    Last twelve months
The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	September 30, 2022	December 31, 2021
Current portion of long-term debt, finance lease and other financing obligations	$6.5	$6.8
Finance lease and other financing obligations, less current portion	25.2	26.6
Long-term debt, net	4,208.7	4,214.9
Total debt, finance lease and other financing obligations	4,240.4	4,248.3
Less: discount, net of premium	(3.7)	(5.2)
Less: deferred financing costs	(31.0)	(26.7)
Total gross indebtedness	4,275.1	4,280.2
Less: cash and cash equivalents	1,103.9	1,709.0
Net debt	$3,171.2	$2,571.3

Adjusted EBITDA (LTM)	$888.1	$928.3
Net leverage ratio	3.6	2.8

Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2022	December 31, 2021
United Kingdom	$16.7	$20.4
United States	16.5	25.0
The Netherlands	807.4	1,304.3
China	194.6	293.8
Other	68.7	65.5
Total	$1,103.9	$1,709.0
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
Our cash and cash equivalent balances are held in the following significant currencies:

	As of September 30, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.9	€0.0	£11.2	¥—
United States	16.5	0.0	—	—
The Netherlands	796.2	10.9	—	—
China	90.9	—	—	741.1
Other	54.5	2.2	—	—
Total	$960.0	€13.1	£11.2	¥741.1
USD Equivalent		$12.8	$12.1	$103.9	$15.1

	As of December 31, 2021
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.8	€0.0	£13.2	¥—
United States	25.0	—	—	—
The Netherlands	1,294.2	8.9	—	—
China	50.8	—	—	1,549.4
Other	51.0	1.7	—	—
Total	$1,422.8	€10.6	£13.2	¥1,549.4
USD Equivalent		$12.0	$17.8	$243.1	$13.3

Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2022 and 2021. We have derived these summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2022	September 30, 2021
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$402.0	$509.8
Changes in operating assets and liabilities, net	(166.3)	(116.6)
Operating activities	235.7	393.2
Investing activities	(551.9)	(516.1)
Financing activities	(288.9)	219.0
Net change	$(605.0)	$96.2
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2022 decreased compared to the corresponding period of the prior year, primarily due to lower net income, cash payments of $23.5 million for earned acquisition-related incentive compensation, and timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 increased compared to the corresponding period of the prior year, primarily due to higher cash paid for acquisitions (which included Dynapower and Elastic M2M in the nine months ended September 30, 2022 and Xirgo Technologies, LLC in the nine months ended September 30, 2021), and higher capital expenditures, partially offset by cash proceeds of $198.8 million from the divestiture of the Qinex Business. For fiscal year 2022, we anticipate capital expenditures of approximately $135.0 million to $145.0 million, which we expect to fund with cash on hand.
Financing activities. In the nine months ended September 30, 2022, net cash used in financing activities primarily comprised cash outflows of $241.9 million for share repurchases and $34.3 million for cash dividends, each of which did not have a comparable payment in the prior year. We also issued the 5.875% Senior Notes and redeemed the 4.875% Senior Notes in the third quarter of 2022, the cash impact of which largely offset. In the nine months ended September 30, 2021, cash provided by financing activities was primarily the result of the issuance of $1.0 billion of the 4.0% Senior Notes, partially offset by the redemption of $750.0 million of the 6.25% Senior Notes. In addition, in the nine months ended September 30, 2022 we used $13.4 million in cash related to debt financing transactions, compared to $33.1 million in the prior year.
Indebtedness and Liquidity
As of September 30, 2022, we had $4.3 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
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
Senior Notes
On August 29, 2022, we issued $500.0 million aggregate principal amount of 5.875% Senior Notes. On September 28, 2022, we redeemed the $500.0 million aggregate principal amount outstanding on the 4.875% Senior Notes, which would have matured in October 2023, at a redemption price of 101.0% of the aggregate principal amount outstanding, plus accrued and unpaid interest to (but not including) the redemption date. Refer to Note 11: Debt of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on these transactions and our overall debt.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of September 30, 2022, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2022, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of September 30, 2022, availability under the Accordion was approximately $0.7 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 20, 2022, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2022.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2021 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of September 30, 2022, we believe we were in compliance with all covenants and default provisions under our credit arrangements.

Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program (the "January 2022 Program") under which approximately $272.2 million remained available as of September 30, 2022.
Dividends
On August 24, 2022, we paid a cash dividend of $0.11 per share, or $17.0 million in aggregate, to shareholders of record as of August 10, 2022. On October 20, 2022, we announced that our Board had declared a quarterly dividend of $0.11 per share, payable on November 23, 2022 to shareholders of record as of November 9, 2022.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2022	752,185	$41.97	750,477	$339.1
August 1 through August 31, 2022	797,489	$44.27	793,941	$304.0
September 1 through September 30, 2022	802,427	$39.67	801,673	$272.2
Quarter total	2,352,101	$41.96	2,346,091	$272.2
___________________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 1,708, 3,548, and 754 ordinary shares withheld in July 2022, August 2022, and September 2022, respectively, representing a total aggregate fair value of $0.3 million based on the closing price of our ordinary shares on the date of withholdings.
(2)     All purchases during the three months ended September 30, 2022 were conducted pursuant to a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on January 20, 2022 (the “January 2022 Program”). The January 2022 Program does not have an established expiration date.
Item 3.Defaults Upon Senior Securities.
None.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

4.1
Indenture, dated as of August 29, 2022, among Sensata Technologies B.V., the Guarantors named therein, and the Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on September 1, 2022).

4.2	Form of 5.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on September 1, 2022) (included as Exhibit A thereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 1, 2022

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeff Cote
(Jeff Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)