Form 10-K
period 2022-12-31
Sensata Technologies Holding plc
filed 2023-02-13
CIK 1477294

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
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2022 was approximately $6.4 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 27, 2023, 152,490,853 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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

PART I
ITEM 1.     BUSINESS
The Company
The reporting company is Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," and "us." We are a global industrial technology company that strives to create a safer, cleaner, and more efficient, electrified, and connected world. We develop, manufacture, and sell sensors and sensor-rich solutions, electrical protection components and systems, and other products used in mission-critical systems and applications that create valuable business insights for our customers and end users. For more than 100 years, we have been providing a wide range of customized solutions that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult challenges. We serve customers in the automotive, heavy vehicle and off-road ("HVOR"), fleet management, industrial, clean energy, and aerospace industries. We present financial information for two reportable segments, Performance Sensing and Sensing Solutions.
Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is comprised of various switches, fuses, battery management systems, inverters, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include vehicle area networks and data collection devices and software, battery storage systems, and power conversion systems, the latter of which include inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
Original equipment manufacturers ("OEMs") are facing ever-increasing mandates, due to regulation and consumer demand, to make their products safer, cleaner, and more efficient, electrified, and connected. Our products and solutions are being used by our customers in applications to address these demands, including those that help: industrial customers introduce new energy-efficient and environmentally friendly motors, compressors, and heating, ventilation and air conditioning ("HVAC") systems; transportation customers to meet the standards of emissions and pollution-control legislation; and fleet managers to proactively monitor the location and performance of their vehicles and to operate more efficiently. We consider these capabilities to be core to our historical success and will continue to be significant drivers of market outgrowth in the future. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications above external market growth. It is only loosely correlated to normal unit demand fluctuations in the markets we serve.
We have long-standing relationships with a geographically-diverse base of leading OEMs and other multinational companies. In certain geographic and product markets, where it is more effective and efficient for us and our customers, we use third-party distributors to sell our products. We have had relationships with our top ten customers for an average of 27 years. Our largest customer accounted for approximately 6% of our net revenue for the year ended December 31, 2022.
Business Strategy
Our business strategy involves leveraging certain material growth drivers to deliver products used in mission-critical systems and applications that create valuable business insights for our customers and end users. These growth drivers include (1) the overarching trend related to our core historical business that enables vehicles, industrial equipment, aircraft, and other systems to be safer and more energy-efficient (a trend which we refer to as “Safe & Efficient”) and (2) certain new and emerging technology trends that complement or enhance our existing product offerings (which we refer to as “megatrends”). These megatrends, which are described more fully under the heading Growth Drivers included elsewhere in this Item 1: Business, are significantly transforming the industries in which we operate and are creating greater secular demand for our current and new innovative products, resulting in growth that exceeds end market production growth in many of the markets we serve, a defining characteristic of our company.
We believe the medium- to long-term outlook for internal combustion engine powertrains and industrial equipment will evolve with, and be impacted by, Electrification and other adjacent technologies. Accordingly, we are focusing on expanding our market share on electrified platforms, including sensors, electrical protection components and systems, and battery-energy management systems as full solutions. Many of the components and subsystems we have historically developed and produced will play a significant role in this expansion, but we have and will continue to consider strategic partnerships and acquisitions to accelerate the growth and transformation of our product portfolio. By entering such relationships, we obtain access to new technologies, expertise, processes, and solutions, which we can leverage with our existing expertise to optimize and expand our product portfolio.
We are seeking to expand our business and accelerate market share in other areas that we believe will experience high growth in the future, such as the deployment of Internet of Things (“IoT”) solutions for light- through heavy-duty vehicles, particularly in fleets. This is driven by the need for smarter and more connected sensors and equipment that collect, analyze, and provide insights into the operations of light- through heavy-duty vehicles to improve its operations, making it more productive and efficient. Within IoT, our principal area of focus is the Sensata INSIGHTS business, in which we deliver data insights across heavy, medium, and light vehicle fleets. Our data-driven insight, connectivity, and prognostics provide solutions that increase overall productivity and operational efficiency.
The table below sets forth the amount of net revenue generated by our end markets, reconciled to total net revenue, for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net revenue:
Automotive	$2,107,651	$2,062,407	$1,751,370
HVOR	904,877	829,852	508,061
Industrial, HVAC, and other	863,854	793,812	649,980
Aerospace	152,880	134,735	136,167
Total net revenue (1)	$4,029,262	$3,820,806	$3,045,578
__________________________
(1)    Total revenue for the years ended December 31, 2022, 2021, and 2020 includes approximately $460 million, $261 million, and $165 million, respectively, of revenue related to the Electrification megatrend, portions of which are derived in each of the industries presented above.
Our strategies of leveraging core technology platforms and focusing on high-volume applications enable us to provide our customers with highly customized products at a relatively low cost compared to the systems in which our products are embedded. We have achieved our current cost position through a continual process of migration and transformation to best-cost manufacturing locations, global best-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives.
Growth drivers
Significant drivers of growth in our business, which are expected to significantly impact our customers and business strategy, include the Electrification and Insights/IoT megatrends, as well as the Safe & Efficient growth trend, each described in more detail below.
Electrification megatrend
Our objective with the Electrification megatrend initiative is to become a leading and foundational player in electrification components and sub-systems across broad industrial, transportation, aerospace, and stationary infrastructure recharging and energy storage end markets and to be a comprehensive solutions provider in select end market segments. These components and solutions will support a future that is more environmentally sustainable and efficient and include (1) clean energy transportation components for electric vehicles, charging stations, and chargers and (2) mission-critical high-voltage components and subsystems combined into high-value energy management or energy storage solutions. Throughout this Report, we use the term “electric vehicles” holistically to reference plug-in hybrid and battery-electric vehicles of all kinds, unless otherwise specified. The Electrification megatrend initiative provides a significant opportunity for us to expand our market share on electrified platforms, including sensors, electrical protection components and systems, and battery-energy power conversion and storage systems as full solutions within all of our end markets in the automotive, HVOR, industrial, material handling, and aerospace industries.
Our transportation addressable markets (automotive and HVOR) are large today and growing, with expectations that they will continue to grow over the next ten years. In addition to transportation applications, manufacturers of material handling equipment, marine vessels, aircraft, and industrial systems are also addressing ever-tightening greenhouse gas emissions regulations and taking advantage of falling battery costs and increasing energy capacities of lithium-ion battery cells to provide electrified solutions to their customers.

Because of the prevalence of internal combustion engine vehicles today, applications in these vehicles make up most of our current transportation addressable markets. As the demand and production of electric vehicles increase in the coming years, we expect our automotive revenue mix to shift more towards electric vehicles. Our average U.S. dollar content in an electric vehicle is expected to expand over the next several years to approximately two times the content that we currently realize on average for internal combustion vehicles, resulting from the broad array of sensors and other components designed into electric vehicles.
We provide many of our innovative and differentiated components, such as those used in braking, tires, and environmental control, from traditional internal combustion engine vehicles for use in electric vehicle applications. Specific to electric vehicles, we also provide and are developing several components that enable the safe and efficient operation of electrified platforms, such as high-voltage electrical protection, advanced temperature and thermal management sensing, highly-sensitive electric motor position, and next-generation current sensing. Thanks to products and services we have added via acquisition, we have expanded our capabilities and reach to provide our customers with not only components but also either the subsystem of assembled components to manage battery charging in the form of a power distribution unit for renewable energy systems and applications or, in certain specialty transportation markets like marine, the full energy storage system, including battery management and a customized battery pack.
Within Electrification, we address the needs of the charging infrastructure necessary to support the electrification ecosystem. In addition, we see opportunities in industrial and grid applications, some of which are nascent today. Sensata is a leading provider of high-voltage electrical protection on electric vehicles and charging infrastructure and we seek to be the partner of choice for HVOR, industrial, marine, and aerospace OEMs transitioning to electrified solutions. We also intend to participate in other areas of the evolving market that enable electrification to become more widespread.
To better pursue clean energy components and system opportunities, in fiscal year 2021, we organized a new business unit in our Sensing Solutions reportable segment, Clean Energy Solutions, which includes products and solutions such as high-voltage contactors, inverters, rectifiers, and battery management systems, that serve the industrial, stationary, and commercial energy conversion and storage end markets. With the fiscal year 2021 acquisitions of Spear Power Systems ("Spear") and Sendyne Corp. ("Sendyne"), we expanded our portfolio to include energy storage systems and electrical sensing products, augmenting our offerings to our existing end markets as well as providing access to new end markets and applications. In addition, our fiscal year 2022 acquisition of Dynapower is a foundational addition to our Clean Energy Solutions strategy. Refer to the discussion under the heading Business Combinations below and in Note 21: Acquisitions and Divestitures of our audited consolidated financial statements and accompanying notes thereto (the "Financial Statements") included elsewhere in this Report for additional discussion of this acquisition.
Insights/IoT megatrend
Our objective within the Insights/IoT megatrend initiative is to become a leader in delivering data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers, by providing solutions that increase overall operational productivity and efficiency for these customers. The Insights/IoT megatrend initiative addresses a large and fast-growing market opportunity to deliver data insights across heavy, medium, and light vehicle fleets, which require data on the location and operation of their assets to monitor equipment health, lower maintenance costs, optimize operations, and improve safety and performance.
Leveraging Sensata’s long history and expertise in sensor development, Sensata INSIGHTS’ portfolio includes a full-stack offering of sensors, cameras, vehicle area networks, telematics gateways, cloud solutions, and data services. We collect data from cameras and wireless sensors measuring information such as video telematics, tire pressure, cargo capacity, and a variety of other sensing parameters, along with related vehicle system information. We then communicate this valuable data from our telematics and video telematics devices to the cloud via Application Programming Interfaces for integration into our customers’ enterprise systems. Through cloud-based mobile applications and web portals, this data delivers actionable insight to drivers, maintenance workers, and back-office personnel – allowing participants in the ecosystem to proactively monitor the health of their vehicles, conduct proactive maintenance, optimize fleet operations, and enhance driver safety. As an independent third-party technology provider, we serve multiple channels to market, including partnering with telematics service providers, resellers and carriers, and serving fleet operators directly.
With the fiscal year 2021 acquisitions of Xirgo Technologies, LLC and SmartWitness Holdings, Inc. ("SmartWitness"), we expanded our capabilities to provide data insights to transportation and logistics customers through telematics, video telematics, asset tracking devices, and other cloud-based solutions. In addition, the fiscal year 2022 acquisition of Elastic M2M, Inc. ("Elastic M2M") augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment. Refer to the discussion under the heading Business Combinations below and in Note 21: Acquisitions and Divestitures of our Financial Statements included elsewhere in this Report for additional discussion of the acquisition of Elastic M2M.
Safe & Efficient
Due to global regulation and societal forces, our customers are facing increasing mandates to make higher-performance products that are more reliable, safe, and efficient. Many customers are shifting their designs to meet these evolving requirements. We will continue to design and manufacture products and solutions for mission-critical, hard-to-do applications that enable our customers to protect the environment and improve quality of life. Examples of applications that fall within this trend include next-generation powertrains, tire pressure monitoring systems ("TPMS”), safety and environmental systems, operator sensing systems, and HVAC variable speed, flow, and air systems.
For example, responding to tightening legislation requirements and proliferating content, we enable vehicle OEMs to improve combustion, reduce tailpipe emissions, and increase fuel economy in both traditional and hybrid vehicles with a combination of sensors, such as pressure, high-temperature, and speed, in next-generation powertrains. In addition, tightening HVOR emissions regulations in the United States, Europe, and China have resulted in increased sensor content in engines and after-treatment. Our differentiated operator controls and systems improve operator productivity and enable simplified, improved, and safer operation, even in harsh conditions. Our TPMS is used in automotive and HVOR OEMs and fleets to eliminate downtime, reduce operating costs, improve fuel efficiency, and create safer driving conditions. Also, HVAC variable systems are the preferred method to meet stringent energy efficiency and environmental regulations. Our pressure and temperature sensors are critical to optimize these systems and enable them to achieve higher levels of efficiency.
Business Combinations
We completed two notable acquisitions in fiscal year 2022, summarized in the table below:

(In millions)		Segment
Acquisition	Date	Performance Sensing	Sensing Solutions	Purchase Price
Elastic M2M (1)	February 11, 2022	X		$51.6
Dynapower (1)	July 12, 2022		X	$577.5
__________________________
(1)    Purchase price accounting is preliminary.
Elastic M2M
On February 11, 2022, we acquired all of the equity interests of Elastic M2M, an innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment.
Dynapower
On July 12, 2022, we completed the acquisition of all of the outstanding equity interests of DP Acquisition Corp ("Dynapower"), a leader in power conversion systems, including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. Dynapower is a foundational addition to our Clean Energy Solutions strategy and will complement our recent acquisitions of GIGAVAC, Lithium Balance, Sendyne, and Spear.
Refer to Note 21: Acquisitions and Divestitures of our Financial Statements included elsewhere in this Report for additional information related to our acquisitions.
Performance Sensing
The Performance Sensing reportable segment, which accounted for approximately 74% of our net revenue in fiscal year 2022, represents an aggregation of two operating segments, Automotive and HVOR. It primarily serves the Automotive and HVOR industries through the development and manufacture of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), exhaust management, and operator controls. Our products are used in subsystems that, among other things, improve operating performance and efficiency, contribute to environmentally sustainable and safe solutions, and provide data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers.
For fleet transportation and logistics customers and end users, we provide hardware and services that enable a variety of end-use applications, including vehicle tracking and on-board vehicle diagnostic data to monitor vehicle health; the provision of vehicle data to enable usage-based insurance offerings; cargo capacity data for trailers that increase the operational efficiency of fleets; video telematics offerings that provide event analysis and in-cab monitoring to prevent and lower the cost of incidents; and visibility to where assets are located across the supply chain.
Customers
Our customers include leading global automotive, on-road truck, construction, and agriculture OEMs, the companies that supply parts directly to these OEMs, known as Tier 1 suppliers, various aftermarket distributors, fleet transportation, and logistics customers. We believe large OEMs and other multinational companies are increasingly demanding a global presence to supply sensors and electrical protection components for their key platforms worldwide. As our customers develop common global electrified platforms to drive scale and efficiency across their global markets, we are well-positioned to serve them with our global manufacturing and technical centers. We also see the growing importance of new ‘startup’ OEMs as market disruptors, and Sensata’s flexibility, speed, expertise, and global footprint provide these new entrants with a supplier/partner capable of meeting their demanding requirements. Fleet transportation and logistics customers demand data-driven insight, connectivity, and prognostics to increase productivity and operational efficiency. We provide all our customers with a worldwide technical, manufacturing presence and service support to enable their success globally.
Markets
The global sensor market is characterized by a broad range of products and applications across a diverse set of market segments. According to third-party data, the global automotive sensor market was $24.4 billion in 2022, compared to $21.3 billion in 2021.
The markets we serve are seeking to provide cleaner, safer, more electrified, and connected solutions. Our solutions are present in a wide variety of transportation systems and subsystems, playing a critical role in ensuring the functionality and safety of a vehicle’s operation. Within the combustion and electrified propulsion architecture, we provide various sensor solutions (e.g., electric motor position, gasoline direct injection, oil pressure monitoring, fuel delivery, and various others) that enable superior functionality, efficiency, and optimized performance while reducing environmental impact. As electrification proliferates, the ability to protect the vehicle systems/sub-systems from high-voltage power sources becomes critical, a need that our electrical protection portfolio (e.g., high-voltage contactors, fuses, high-voltage junction boxes) addresses. Our chassis (e.g., tire management solutions), thermal management (e.g., pressure plus temperature sensing), and safety (e.g., braking and electronic stability control) sensor/product solutions all play critical roles in enabling the safety, improved performance, and increased efficiency and range of both electrified vehicles and internal combustion engine powertrains.
Applications we serve require close engineering collaboration between us and the OEM or their Tier 1 suppliers. Solutions are designed to meet application-specific requirements with customer-specific fit, form, and function. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Once our solutions are designed into an application, we are well positioned as the incumbent supplier due to the high degree of sensor customization and application/vehicle platform certification. This results in high switching costs for automotive and HVOR manufacturers once a sensor is designed into a particular system or platform. We believe this is one of the reasons that sensors are rarely changed during a platform life cycle, which in the case of the automotive industry typically lasts four to six years. OEMs and Tier 1 suppliers seek to partner with suppliers with a proven record of quality, on-time delivery, and performance, as well as the engineering and manufacturing scale/resources to meet their needs over the multi-year lifecycle of these highly engineered vehicles and systems. As electrified transportation platforms continue to evolve and grow, we expect OEM and Tier 1 suppliers to continue to require sensing partners that can continue to meet their increasing needs for mission-critical sensors and solutions, enabling their global vehicle strategies. We continue to drive investments in innovative technologies, competencies, and solutions to enable our customers' success as they pivot toward an electrified world. Transportation industries provide some of the largest markets for sensors, giving participants with a presence in these markets significant scale advantages over those participating only in smaller, more niche industrial and medical markets.

Market Trends
We believe that net revenue growth from the automotive and HVOR sensor markets served by Performance Sensing has historically been driven by three principal trends, including (1) growth in the number of vehicles produced globally, (2) expansion in the number and type of sensors per vehicle, and (3) efforts toward commercializing higher value sensors. In addition, we believe that the automotive and HVOR sensor markets are, and will continue to be, substantially impacted in the near term by current megatrends, including Electrification and Insights/IoT.
Light vehicle production: Global production of light vehicles had consistently demonstrated steady annual growth for most of the decade up to 2019 when it started to decline. Fiscal years 2020 and 2021 were depressed production years due to the impact of the COVID-19 pandemic on global markets. Fiscal year 2020 was hardest hit, with global production of light vehicles declining approximately 16% from fiscal year 2019. In fiscal year 2022, global production of light vehicles increased about 6% from fiscal year 2021, according to third-party data.
On-Road Truck Production: Global production of heavy-duty trucks had also demonstrated consistent growth until fiscal year 2020, which declined as a result of the economic impacts of COVID-19. Global production of heavy- and medium-duty trucks in the markets we serve rebounded to increase approximately 20% in fiscal year 2021, but decreased approximately 12% in fiscal year 2022.
Number of sensors per vehicle: We believe that the number of sensors used in vehicles of all classes will continue to be driven by increasing requirements in vehicle emissions, efficiency, safety, electrification, and comfort-related control systems that depend on sensors for proper functioning, such as electronic stability control, tire pressure monitoring, advanced driver assistance, advanced combustion and exhaust after-treatment applications, and operator controls in heavy off-road equipment. For example, government regulation of emissions, including fuel economy standards such as the National Highway Traffic Safety Administration's Corporate Average Fuel Economy requirements in the U.S. and emissions requirements such as "Euro 6d" in Europe, "China National 6" in China, and "Bharat Stage VI" in India, require advanced sensors to achieve these performance metrics. Sensors are crucial enablers for a vehicle’s systems and sub-systems to meet the ever-increasing requirements in a vehicle’s operation.
Higher value sensors: We believe that our revenue growth has been augmented by a continuing shift away from legacy sensors to next-generation, value-rich sensors and related solutions that include controllers, receivers, and software and will continue to grow as our sensors get "smarter" with more embedded algorithms. As we strive to increase the value we bring to the market and our customers, we are continually looking to bring solutions to our customers that drive the next-generation vehicle enhancement in electrification, safety, and reliability through our engineering solutions combined with increased data insights that are derived from these sensing solutions. Our ability to provide our customers with not only solutions in sensing and electrical protection components and systems but also insights into the systems/sub-systems we serve increases the value of our offering and enables improved performance, safety, efficiency, and environmental impacts. Our focus on delivering enhanced value through our mission-critical solutions to the market positions us to drive profitable revenue growth as the market demands continue to evolve.
New Technology: Automobiles and heavy vehicles continue to evolve, with new alternative technologies being developed to make these vehicles more efficient, reliable, financially viable, and safe. We believe this trend will drive growth in our business for the foreseeable future, particularly in the areas of Electrification and Insights/IoT. Moreover, we believe our broad customer base, global diversification, and evolving portfolio provide the foundation that will allow us to grow with these megatrends across a diverse set of markets.
Our GIGAVAC-branded high-voltage electrical protection products augment our electrical protection portfolio to address many of the needs in electric vehicles as voltage systems continue to increase. As system voltages increase, the burden on the systems and subsystems to properly control and protect the vehicle from electrical failure becomes mission-critical, and is where our solutions play a critical role. Our electrical protection solutions safeguard the expensive electronics used to power the vehicle and allow for an increase in power levels to improve charging times. The joint venture created with Churod Electronics in early fiscal year 2021 expanded our contactor offering by making available new technology applicable to lower voltage ranges than GIGAVAC's solutions.
The adoption of more advanced sensing technologies is also a key market trend, as fleet operators and owners demand more sophisticated information about trucks and trailers, driving demand for cargo capacity, video telematics, and other sensing applications. Also, participants across the supply chain ecosystem are increasingly adopting IoT solutions to provide them with (1) tracking/visibility to where assets or goods are in the supply chain, (2) more advanced applications such as predictive algorithms on the estimated time of arrival and sensors that can provide information on the condition of the goods (temperature, humidity, etc.), and (3) event analysis and in-cab monitoring through video telematics to help prevent and lower the cost of incidents.
Product Categories
The following table presents the significant product categories offered by Performance Sensing and the corresponding key products, solutions, applications, systems, and end markets:

Key Products/Solutions	Key Applications/Systems	Key End Markets
Product category: Sensors
Pressure sensors Speed and position sensors High-temperature sensors	Thermal management and air conditioning systems Powertrain Exhaust after-treatment Suspension Braking Tire management solutions Operator controls Radar solutions Battery packs	Automotive HVOR
Product category: Electrical protection
High-voltage contactors/fuses Battery management system Charging inlet modules High-voltage distribution units	Electrical protection Electrical powertrain Battery management Charging systems	Automotive HVOR
Product category: Other
Vehicle area networks Data collection devices and software	Data insights (asset tracking and vehicle telematics) Usage-based insurance	HVOR
The table below sets forth the amount of net revenue generated by our product categories in Performance Sensing, reconciled to total segment net revenue, for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net revenue:
Sensors (1)	$2,627,788	$2,722,121	$2,171,364
Electrical protection	85,167	41,882	35,366
Other (1)	263,801	83,905	17,080
Performance Sensing net revenue	$2,976,756	$2,847,908	$2,223,810
__________________________
(1)    Beginning in the year ended December 31, 2022, we adjusted our product categories to better reflect how we currently view our products. Vehicle area networks and data collection devices and software, products used in our Sensata INSIGHTS business, have been recast from the sensors product category to the other product category. As a result, approximately $74.7 million of revenue in the year ended December 31, 2021 has been recast in the table above from the sensors product category to other. There was no revenue related to these products in the year ended December 31, 2020. The other product category in the year ended December 31, 2022 includes $173.3 million of revenue related to the Sensata INSIGHTS business.
Competitors
Within each of the principal product categories in Performance Sensing, we compete with a variety of independent suppliers. We believe that the key competitive factors in the markets served by this segment are product performance in mission-critical operating environments, quality, service, reliability, manufacturing footprint, and commercial competitiveness. We believe that our ability to design and produce customized solutions globally, breadth and scale of product offerings, technical expertise and development capability, product service and responsiveness, and a commercially competitive offering position us well to succeed in these markets. We are experts in the applications we serve, enabling us to provide industry-leading solutions to our customers.

Sensing Solutions
Sensing Solutions, which accounted for approximately 26% of our net revenue in fiscal year 2022, primarily serves the industrial and aerospace industries through the development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, water management, operator controls, charging infrastructure, renewable energy generation, green hydrogen production, and microgrid applications and markets, as well as the aerospace market, including commercial aircraft, defense, and aftermarket markets.
Some of the products and solutions the segment sells include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, power inverters, charge controllers, battery management systems, operator controls, and power conversion systems. Our products perform many functions, including prevention of damage from excess heat or electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from direct current ("DC") power to alternating current ("AC") power.
Our Clean Energy Solutions business includes products such as high-voltage contactors, inverters, rectifiers, and battery management systems and focuses on the industrial, stationary, and commercial energy storage end markets. Applications include those in battery-energy storage and renewable energy. With the acquisition of Spear and Sendyne, we expanded our portfolio to include energy storage systems and electrical sensing products, augmenting our offerings to our existing end markets as well as providing access to new end markets and applications. In addition, our acquisition of Dynapower is a foundational addition to our Clean Energy Solutions strategy. Refer to the discussion under the heading Business Combinations above and in Note 21: Acquisitions and Divestitures of our Financial Statements included elsewhere in this Report for additional discussion of this acquisition.
Customers
Overall, our customers include a wide range of industrial and commercial manufacturers and suppliers across multiple end markets, primarily OEMs in the climate control, appliance, medical, energy and charging infrastructure, data/telecom, aerospace and defense industries, as well as systems integrators and aerospace and motor and compressor distributors.
Markets
Demand for our sensor products is driven by many of the same factors as in the transportation sensor markets: regulation of emissions, greater energy efficiency and safety, and consumer demand for new features. Gross Domestic Product growth is a broad indicator of demand for our consolidated industrial markets over the long term. We use Purchasing Managers' Index to gauge short-term trends in the industrial, appliance, and HVAC markets we serve. For instance, the growing consumer demand for cleaner heat sources, like heat pumps, which utilize our content, is being driven by government initiatives to reduce carbon emissions to net zero by 2050.
We continue to focus our efforts on expanding our presence in all global geographies and serving our global customers in a highly efficient and cost-effective manner. Our customers include established multinationals as well as local producers in markets such as China, India, Eastern Europe, and Turkey. China remains a priority for us because of its export focus and the increasing domestic consumption of products that use our devices.
Clean Energy Solutions serves a broad range of industrial, transportation, and stationary energy storage end markets with applications such as battery-energy storage, microgrids, and renewable energy generation and storage applications. Our go-to-market approach leverages existing channels and also includes new channels.

Product Categories
The following table presents the significant product categories offered by Sensing Solutions and the corresponding key products, solutions, applications, systems, and end markets:

Key Products/Solutions	Key Applications/Systems	Key End Markets
Product category: Electrical protection
Bimetal electromechanical controls Circuit breakers High-voltage contactors/fuses Battery management systems Energy storage systems Switches and relays	Motors, compressors, pumps Home appliances Lighting Commercial and military aircraft Marine/industrial Data and telecom equipment Medical equipment Recreational vehicles	Aerospace and defense Industrial Appliance and HVAC Marine Medical Energy/solar
Product category: Sensors
Position sensors Pressure sensors Temperature sensors Gas leak detection sensors	Motors, compressors, pumps Hydraulic machinery Motion control systems Commercial and military aircraft Motor/platform controllers	Aerospace and defense Industrial automation Appliance and HVAC Marine Energy
Product category: Other
Inverters Brushless DC motors Current sensors Rectifiers and frequency converters Power conversion systems	Recreational vehicles Grid harmonics and power delivery	Mobile power Renewable power generation Energy storage Aerospace and defense
The table below sets forth the amount of net revenue generated by our sensors and electrical protection product categories in Sensing Solutions, reconciled to total segment net revenue, for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net revenue:
Electrical protection	$625,316	$593,259	$468,635
Sensors	259,275	230,364	209,244
Other	167,915	149,275	143,889
Sensing Solutions net revenue	$1,052,506	$972,898	$821,768
Competitors
Within each of the principal product categories in Sensing Solutions, we compete with divisions of large multinational industrial corporations and companies with smaller market share that compete primarily in specific markets, applications, systems, or products. We believe that the key competitive factors in these markets are product performance, quality, and reliability.
Technology and Intellectual Property
We develop products that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult engineering challenges in the automotive, HVOR, fleet management, industrial, clean energy, and aerospace industries. We believe that continued focused investment in research and development ("R&D") is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to the timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve functionality or reduce the cost of existing products.
A large portion of our R&D activities is directed towards technologies and megatrends that we believe have the potential for significant future growth but relate to products that are not currently within our core business or include new features and capabilities for existing products. Expenses related to these activities are less likely than our more mainstream development activities to result in increased near-term revenue.

We benefit from many development opportunities at an early stage for several reasons: (1) we are the incumbent in many systems for our key customers; (2) we have robust design and service capability; and (3) our global engineering teams are located close to key customers in regional business centers. We work closely with our customers to deliver solutions that meet their needs today and in the future. As a result of development lead times and the embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increase the switching costs once a customer has designed and installed a particular sensor into a system.
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
The following table presents information on our patents and patent applications as of December 31, 2022:

	U.S.	Non-U.S.
Patents	341	587
Pending patent applications filed within the last five years	105	340
Our patents have expiration dates ranging from 2023 to 2045. We also own a portfolio of trademarks and license various patents and trademarks. "Sensata" and our logo are trademarks.
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
Raw Materials
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products in both our Performance Sensing and Sensing Solutions segments, including those containing certain commodities (e.g., semiconductors, resins, and metals), which may experience significant volatility in their price and availability due to, among other things: new laws or regulations, including labor laws and the impact of tariffs; trade barriers and disputes; global economic or political events, including government actions and labor strikes; suppliers' allocations to other purchasers; interruptions in production by suppliers; increased logistics costs; changes in foreign currency exchange rates; and prevailing price levels.
It has historically been difficult to pass increased prices for manufactured components and raw materials to our customers through price increases. Therefore, a significant increase in the price or decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations. However, the impact of the global supply chain shortages, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, is unprecedented. Accordingly, we are actively working with our customers to share the inflationary burden of these factors. In addition, where possible, we are working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, increase inventories on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to improve supply chain visibility.
Seasonality
Because of the diverse global nature of the markets in which we operate, our net revenue is only moderately impacted by seasonality. Sensing Solutions experiences some seasonality, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as inventories are built up for spring and summer sales. In addition, Performance Sensing's net revenue tends to be weaker in the third quarter of the year as automotive OEMs retool production lines for the coming model year. Our Sensata INSIGHTS business within Performance Sensing tends to peak in the last quarter of the calendar year as customers exhaust their annual capital budgets.

Human Capital Resources
Our employees, whom we refer to as Team Sensata, are responsible for upholding our purpose – to help our customers and partners safely deliver a safer, cleaner, more efficient, more electrified, and increasingly more connected world – and they embody our values in all aspects of daily work. Our corporate values are the essence of our identity, provide a level-set foundation, and are an important way for us to improve our culture. Our values include passion, excellence, integrity, flexibility, and teamwork—working together towards common goals, the latter of which we refer to as "OneSensata." In various countries, local law requires our participation in works councils. We believe that our relations with our employees are good.
The following table presents a summary of our employee population as of December 31, 2022:

(in thousands)	Total	U.S. Based	Female	Covered by Collective Bargaining
Employees	20.8	1.7	11.6	0.2
Contractors (1)	2.2	0.2	1.1	—
__________________________
(1)    We engage contract workers in multiple locations, primarily to cost-effectively manage variations in manufacturing volume, but also to perform engineering and other general services. Includes approximately 1,800 direct labor contract workers worldwide.
In June 2022, we published our second Sustainability Report, which shares our environmental, social, and governance ("ESG") strategies, performance, and goals. One of our key areas of prioritization as identified in the Sustainability Report is to empower our workforce through promotion of a culture that values inclusion and diversity and prioritizes employee well-being and safety. A summary of additional content in the Sustainability Report can be found under the heading Sustainability Report included elsewhere in this Item 1: Business. The full report can be found on our website at www.sensata.com/sustainability.
Diversity, Equity, and Inclusion ("DEI")
We believe in treating all people with respect and dignity. Each person brings unique value through their varying backgrounds and life experiences, no matter their age, race, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical or mental ability, political affiliation, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique. It is our policy and practice to hire and employ qualified individuals without regard to these characteristics. Our DEI policy can be found at www.sensata.com/diversity-equity-and-inclusion. This policy applies to all terms and conditions of employment, including recruitment and selection; compensation and benefits; professional development and training; promotions; transfers; social and recreational programs; reductions in force; terminations; and the ongoing development of a work environment built on the premise of diversity, equity, and inclusion.
We provide regular training to all employees regarding our diversity policies and practices through which we communicate our expectations that each employee is responsible for maintaining a respectful and inclusive workplace. We strive to create and foster a supportive and understanding environment in which ideas are shared freely, helping all individuals realize their maximum potential within Sensata, regardless of their differences. An inclusive culture is fundamental to innovation and problem-solving, improving our ability to innovate, and is vital to our business.
We sponsor various employee resource groups (“ERGs”), groups of employees that come together to work strategically, both internally and externally, to benefit and advance their group members by fostering awareness, respect, and inclusion within the workplace. Our ERGs support our commitment to creating and sustaining a diverse workforce and a culture of inclusion where everyone can thrive, encouraging different perspectives, thoughts, and ideas — creating a sense of community. Our ERGs provide our employees meaningful community and global engagement, networking and mentoring opportunities, and an inclusive workplace culture. Through interaction with these groups, senior leadership can identify emerging and high-potential talent, acquire cultural knowledge, hear directly from employees who face challenges inherent in underrepresented groups, and strengthen diversity management skills. Our ERGs contribute to our market success by actively contributing to our broader DEI strategy. As of December 31, 2022, we had eleven ERGs globally focused on the following areas — gender equity, generational diversity, cross-cultural appreciation, Black/African American, Hispanic/Latinx, Asian/ Asian-American & Pacific Islander heritage, and LGBTQIA+ Pride.
We have published our diversity goals in our Sustainability Report as discussed under the heading Sustainability Report included elsewhere in this Item 1: Business.

Social and Human Rights Matters
We have policies related to our position on various social and human rights matters, including child labor, forced labor, human trafficking, health and safety, non-discrimination, and environmental matters. Each of these policies can be found on our website at www.sensata.com. Our human rights expectations apply to all our personnel, business partners, and other parties involved directly in our operations, products, or services.
We are committed to responsible corporate practices in the area of human rights and working conditions and we respect the United Nations Guiding Principles for Business and Human Rights (2011) and its principles within our operations and supply chains. We also align with practices recommended by industry standards such as the Global Automotive Sustainability Practical Guidance and the RBA Code of Conduct, which incorporate the International Bill of Human Rights, namely the Universal Convention of Human Rights (1948), the International Covenant on Economic, Social and Cultural Rights and the International Covenant on Civil and Political Rights and its two Optional Protocols (1966).
We also adhere to the principles set forth in the fundamental International Labor Organization ("ILO") Conventions, namely the Forced Labor Convention (1930), the Minimum Age Convention (1973), the Worst Forms of Child Labor Convention (1999), and the ILO Declaration on Fundamental Principles and Rights at Work (1998). The working conditions of our employees are, at minimum, in compliance with internationally recognized labor standards and the laws of the countries we operate in. When national law directly conflicts with international human rights standards or does not fully comply with them, we seek ways to respect internationally recognized human rights.
Employee Engagement
Our long-term success depends on hiring, retaining, training, rewarding, and engaging employees. We strive to retain and engage employees by providing competitive pay and benefits packages, a challenging and rewarding work experience, and by consistently connecting how integral their work is to Sensata's larger purpose and to the work we do as a company.
We focus our employee communications on continual engagement, providing updates on our business, technology, and workforce, including learning opportunities. We work to provide our employees with information to help them feel connected to the business and company strategy and purpose, what we are doing to be a responsible corporate citizen and community neighbor, and how we add value to our customers and investors.
We recognize the importance of supporting our employees’ health and well-being. Accordingly, we regularly review our benefit offerings with external advisers with deep industry expertise in risk insurance, health insurance, and other employee benefits for advice and market expertise. We are committed to providing comprehensive and competitive benefits packages that attract, retain, and enhance the well-being of our employees by supporting their physical, financial, and emotional wellness. Our benefits include an array of quality health and income protection benefits. Some benefits are provided automatically at no cost to employees, while the cost of other benefits is shared between the employee and Sensata.
Our employees' health, safety, and well-being are a high priority and integral to our values. We consider safety a core value embedded in the decisions we make across the company to protect our employees, business partners, and local communities.
Learning and Development
We believe that continued success in executing our business strategy requires us to provide a broad range of learning and development programs and opportunities to our employees. We offer our employees an online global learning management system ("Sensata Learning") that enables them to access live virtual and on-demand training. In fiscal year 2022, we delivered approximately 85,650 hours of training spanning various required learning and professional development topics, including a range of courses on diversity, inclusion, and ethics.
We have an integrated performance management process containing annual goal setting and periodic formal and informal reviews and check-ins, ensuring that our employees are provided continual feedback on their performance regarding goals and competencies. We also have templates for giving feedback anytime to employees, typically tied to performance as part of their role, projects, and deliverables which helps foster transparency and delivery of real-time feedback.
In addition, we have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in management, engineering, and operations. On an annual basis, we conduct a leadership review process with our chief executive officer, chief human resources officer, and business and functional leaders to identify key talent for additional development opportunities. This helps ensure optimal use of the talent for the benefit of both the employee and Sensata.

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
We hold an annual "Integrity Week," which focuses on integrity as a core value of the organization and underscores our commitment to operating responsibly, one of the four key priority areas outlined in our Sustainability Report. Integrity is at the core of what we do—from how we govern ourselves to how we conduct our business and manage relationships with our stakeholders. The most recent Integrity Week, in fiscal year 2022, focused on “Doing What’s Right – Every Day, Every Site.” By sharing best practices and stories from their professional journeys, various executives and site leaders at Sensata illustrated how integrity is not just about doing the right thing but how it is intrinsic to delivering value and sustainability for our company, environment, and communities.
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and business leaders average approximately 25 years of industry experience. They are supported by an experienced and talented management team dedicated to maintaining and expanding our position as a global leader in the industry. For a discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A: Risk Factors included elsewhere in this Report.
Sustainability Report
In June 2022, we published our second annual Sustainability Report, which shares our ESG strategies, performance, and goals that support our vision of creating a safer, cleaner, more efficient, more electrified, and increasingly more connected world.
Our sustainability efforts focus on four key areas of prioritization against which we measure progress:
•Empowering our workforce: We nurture a culture that promotes diversity and inclusion and prioritizes employee health, safety, and well-being while supporting our communities and suppliers;
•Innovating for Sustainability: We develop products and technology solutions that help create a safer, cleaner, more efficient, electrified, and connected world;
•Protecting Our Environment: We focus on building products that reduce environmental impact and improve technological efficiencies while optimizing and reducing our operational footprint through energy, water, and waste reduction;
•Operating Responsibly: We consider transparency and accountability fundamental in everything we do, guiding our approach to governance, risk management, and ESG management.
As described in the Sustainability Report, we conducted a materiality assessment to identify the ESG issues that were most important to our business and stakeholders. We identified the following key issues and set corresponding goals as follows:
◦DEI: Our goals in this area are by 2026 to reach (1) 30% female representation in manager and above roles worldwide and (2) 25% racial/ethnic diversity representation in manager and above roles in the U.S.;
◦Energy and Emissions: Our goals in this area are (1) to achieve carbon neutrality in our operations by 2050 and (2) to reduce greenhouse gas emissions intensity by 10% by 2026, from a 2021 baseline;
◦Responsible Sourcing: Our goals in this area are by 2026 to (1) achieve a 75% response rate on our responsible sourcing campaigns and (2) achieve 100% sourcing of conflict minerals and cobalt from smelters that are conformant with the Responsible Minerals Assurance Process or equivalent standard.
Environmental and Governmental Regulations
Our operations and facilities are subject to numerous environmental, health, and safety laws and regulations, both domestic and foreign, including those governing air emissions, chemical usage, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We are not aware of any threatened or pending material environmental investigations, lawsuits, or claims involving us or our operations.

Many of our products are governed by material content restrictions and reporting requirements, examples of which include: European Union ("EU") regulations, such as Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH"), Restriction of Hazardous Substances ("RoHS"), and End of Life Vehicle ("ELV"); U.S. regulations, such as the conflict minerals requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and similar regulations in other countries, such as the German Explosives Act. Further, numerous customers across all end markets require us to provide declarations of compliance or, in some cases, extra material content documentation as a requirement of doing business with them.
We are subject to compliance with laws and regulations controlling the import and export of goods, services, software, and technical data. Certain of our products are subject to export regulations of the various jurisdictions in which we operate (“Controlled Items”). The export of many such Controlled Items requires a license from the applicable government agency. Licensing decisions are made based on the type of product, its destination, end use, end user, the parties involved in the transaction, national security, and foreign policy. As a result, export license approvals are not guaranteed. We have a trade compliance team and other systems in place to apply for licenses and otherwise comply with import and export regulations. Any failure to maintain compliance with such regulations could limit our ability to import or export raw materials and finished goods. These laws and regulations are subject to change, and any such change may limit or exclude existing or future business opportunities, require us to change technology, or incur expenditures to comply with such laws and regulations.
Compliance with environmental and governmental regulations and meeting customer requirements have increased our cost of doing business in various ways and may continue to do so in the future. We do not currently anticipate material capital expenditures during fiscal year 2023 for environmental control facilities. We also do not believe that existing or pending legislation, regulation, or international treaties or accords, whether related to environmental or other government regulations, are reasonably likely to have a material adverse effect in the foreseeable future on our business or the markets we serve, nor on our results of operations, capital expenditures, earnings, competitive position, or financial standing.
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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse impact on our business, financial condition, liquidity, and results of operations. As has occurred with the COVID-19 pandemic, a global pandemic could cause significant disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners, and customers do business and in which our workforce is located. A global pandemic and efforts to manage it, including those by governmental authorities, could have significant impacts on global markets, and could have a significant, negative impact on our sales and operating results. Disruptions could include: partial shutdowns of our facilities as mandated by government decree; government actions limiting our ability to adjust certain costs; significant travel restrictions; “work-from-home” orders; limited availability of our workforce; supplier constraints; supply chain interruptions; logistics challenges and limitations; and reduced demand from certain customers. The COVID-19 pandemic has had, and could continue to have, these effects on the economy and our business.
As of December 31, 2022, we were still experiencing lingering disruptions of these types. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, variant strains of the virus, vaccine availability and effectiveness, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. This unpredictability could limit our ability to respond to future developments quickly. Additionally, the impacts described above and other impacts of a global pandemic, including the COVID-19 pandemic and responses to it, could substantially increase the risk to us from the other risks described in this Item 1A: Risk Factors.
Our business is subject to numerous global risks, including regulatory, political, economic, governmental, and military concerns and instability.
Our business, including our employees, customers, and suppliers, is located throughout the world. We employ approximately 92% of our workforce outside of the U.S. We have many manufacturing, administrative, and sales facilities outside of the U.S. Our subsidiaries located outside of the U.S. generated approximately 61% of our net revenue in fiscal year 2022 (including approximately 20% in China) and we expect sales from non-U.S. markets to continue to represent a significant portion of our total net revenue. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, economic sanctions, investments, taxation, exchange controls, and repatriation of earnings.
As a result, we are exposed to numerous global, regional, and local risks that could decrease revenue and/or increase expenses, and therefore decrease our profitability. Such risks may result from instability in economic or political conditions, inflation, recession, and/or actual or anticipated military or political conflicts, and include, without limitation: trade regulations, including customs, import, export, and sourcing restrictions, tariffs, trade barriers, trade disputes, and economic sanctions; changes in local employment costs, laws, regulations, and conditions; difficulties with, and costs for, protecting our intellectual property; challenges in collecting accounts receivable; tax laws and regulatory changes, including examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of earnings generated or held in a number of jurisdictions; natural disasters; and the impact of each of the foregoing on our business operations, manufacturing, and supply chain.
Other risks are inherent in our non-U.S. operations, including: the potential for changes in socio-economic conditions and/or monetary and fiscal policies; intellectual property protection difficulties and disputes; the settlement of legal disputes through certain foreign legal systems; the collection of receivables; exposure to possible expropriation or other government actions; unsettled political conditions; and possible terrorist attacks. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations. In addition, a scarcity of resources or other hardships caused by a global pandemic may result in increased nationalism, protectionism, and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on our ability – and the ability of our suppliers and customers – to conduct business.
We have sizable operations in China, including two principal manufacturing sites. Economic and political conditions in China have been and may continue to be volatile and uncertain, especially as the U.S. and China continue to discuss and have differences in trade policies and the U.S. continues to add restrictions on both exports to China and use of materials from certain regions within China. In addition, the legal and regulatory system in China is still developing and is subject to change. Our operations and transactions with customers in China could continue to be adversely affected by increased tariffs and export restrictions and could be otherwise adversely affected by other changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

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
Much of our business depends on, and is directly affected by, the global automobile industry. Sales in our automotive end markets accounted for approximately 52% of our total net revenue in fiscal year 2022. Declines in demand such as experienced as a result of the COVID-19 pandemic and other adverse developments like those we have seen in past years in the automotive industry, including but not limited to customer bankruptcies and increased demands on us for lower prices, could have adverse effects on our results of operations and could impact our liquidity and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
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
As we continue to develop products containing complex information technology (“IT”) systems designed to support today’s increasingly connected vehicles, these systems result in potential increases to our risks in product safety, regulatory compliance, product liability, warranty, and recall claims. In addition, the warranty period for certain electric vehicle components is generally eight to ten years, which increases our risk for warranty claims over the life of a product.
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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products in both our Performance Sensing and Sensing Solutions segments, including those containing certain commodities (e.g. semiconductors, resins, and metals), which may experience significant volatility in their price and availability due to, among other things, new laws or regulations, including the impact of tariffs, trade barriers, trade disputes, export or sourcing restrictions, economic sanctions, and global economic or political events including government actions, labor strikes, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in foreign currency exchange rates, and prevailing price levels.
It has historically been difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price or a decrease in the availability of these items could materially increase our operating costs and materially and adversely affect our business and results of operations. However, the impact of the current global supply chain shortages, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, are unprecedented. Accordingly, we are actively working with our customers to share the inflationary burden of these factors. In addition, where possible, we are working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, increase inventory on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to increase supply chain visibility. If the impacts of these shortages are more severe than we currently expect, it could result in further deterioration of our results, potentially for a longer period than currently anticipated. In addition, the impact of the current global supply chain shortages on one or more of our key suppliers could adversely impact our profitability.
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
In pursuing our corporate strategy, we continue to evaluate the strategic fit of specific businesses and products and occasionally dispose of or exit businesses and products. The success of this strategy is dependent upon our ability to identify appropriate disposition targets, negotiate transactions on favorable terms, and complete transactions. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel; the diversion of management's attention from other business concerns; the disruption of our business; and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered. In the year ended December 31, 2022, we sold various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business"). Refer to Note 21: Acquisitions and Divestitures of our Financial Statements included elsewhere in this Report for additional information
We also may seek to restructure our business in the future by relocating operations, disposing of certain assets, or consolidating operations. There can be no assurance that any restructuring of our business will not adversely affect our financial condition, leverage, or results of operations. In addition, any significant restructuring of our business will require significant managerial attention, which may be diverted from our other operations.
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
We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, we may not be able to detect breaches in our IT systems or assess the severity or impact of a breach in a timely manner. We have experienced attacks to our systems and networks and have from time to time experienced cybersecurity breaches, such as computer viruses and malware, unauthorized parties gaining access to our IT systems, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
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
Moreover, as we continue to develop products containing complex IT systems designed to support today’s increasingly connected world, these systems also could be susceptible to similar interruptions, including the possibility of unauthorized access. Further, as we transition to offering more cloud-based solutions that are dependent on the internet or other networks to operate with increased users, we may become a greater target for cyber threats, such as malware, denial of service, external adversaries, or insider threats.
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
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), a $750.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. As of December 31, 2022, we had $4,273.4 million of gross outstanding indebtedness, including various tranches of senior unsecured notes (the “Senior Notes”). Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our outstanding indebtedness.
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

Further tariffs may be imposed on other imports of our products or our business may be further impacted by retaliatory trade measures taken by China or other countries in response to existing or future U.S. tariffs or other measures (e.g., subsidies). We may raise our prices on products subject to such tariffs to share the cost with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. In addition, we may seek to shift some of our China manufacturing to other countries, which could result in additional costs and disruption to our operations. We also sell our products globally and, therefore, our export sales could be impacted by the tariffs. Any material reduction in sales may have a material adverse effect on our results of operations.
We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments, which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other intangible assets, net totaled approximately $4.9 billion as of December 31, 2022, or 56% of our total assets. Goodwill, which represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, was approximately $3.9 billion as of December 31, 2022, or 45% of our total assets. Goodwill and other identifiable intangible assets were recognized at fair value as of the corresponding acquisition date. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, significant unexpected or planned changes in the use of assets, and a variety of other factors. We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test.
The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize goodwill or other intangible asset impairments. Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information related to our goodwill and other identifiable intangible assets. Refer to Critical Accounting Policies and Estimates, in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report for additional information related to the assumptions used in the development of the fair value of our reporting units.
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
We cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties, and regulations, in particular related to proposed tax laws by the U.S. government as a result of a new administration, which could increase our tax liabilities. Our actual global tax rate may vary from our expectation and that variance may be material. We continually monitor all global regulatory developments and consider alternatives to limit their detrimental impacts. However, not all unfavorable developments can be moderated, and we may consequently experience adverse effects on our effective tax rate and cash flows.
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

Furthermore, on October 8, 2021, the Organization for Economic Co-operation and Development (the "OECD") announced most of its member jurisdictions agreed to the OECD’s Inclusive Framework of the Base Erosion and Profit Shifting project, which establishes global minimum tax rules. These rules have begun to be reflected in local country laws where we do business and are expected to apply beginning in calendar 2024. The precise impact of these laws is not yet known, and we cannot provide assurances that Sensata can mitigate any increases in tax liabilities under these new rules. We continue to monitor developments and will react accordingly.
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
Legal and Regulatory Risks
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (the "U.S. FCPA"), the U.K.'s Bribery Act, and similar worldwide anti-bribery laws.
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
In addition, our products are subject to various requirements related to chemical usage, hazardous material content, and recycling. The EU, China, and other jurisdictions in which our products are sold have enacted, or are proposing to enact, laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include but are not limited to the EU RoHS, ELV, and Waste Electrical and Electronic Equipment Directives; the EU REACH regulation; the German Explosives Act; and the China law on Management Methods for Controlling Pollution by Electronic Information Products. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and aspects of our product manufacturing and sale. These laws could make the manufacture or sale of our products more expensive or impossible, could limit our ability to sell our products in certain jurisdictions, and could result in liability for product recalls, penalties, or other claims.

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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of December 31, 2022, we occupied principal manufacturing facilities and business centers in the following locations:

		Reportable Segment		Approximate Square Footage (in thousands)
		Performance Sensing	Sensing Solutions
Country	Location			Owned	Leased
Bulgaria	Botevgrad	X		169	—
Bulgaria	Plovdiv	X		125	—
Bulgaria	Sofia	X		—	121
China	Baoying (1)	X	X	301	385
China	Changzhou	X	X	362	256
India	Pune	X	X	—	32
Malaysia	Subang Jaya	X		138	—
Mexico	Aguascalientes	X	X	489	—
Mexico	Mexicali	X	X	41	116
Mexico	Tijuana	X	X	—	235
The Netherlands	Hengelo	X	X	—	94
United Kingdom	Antrim	X		—	137
United Kingdom	Swindon (2)	X		—	34
United States	Attleboro, MA (3)	X	X	—	443
United States	Carpinteria, CA	X	X	—	51
United States	Grandview, MO		X	—	47
United States	Thousand Oaks, CA	X	X	—	115
United States	Burlington, VT (4)		X	—	133
				1,625	2,199
__________________________
(1)    The owned portion of the properties in this location serves the Sensing Solutions segment only.
(2)    Our U.K. headquarters is located in this facility.
(3)    Our U.S. headquarters is located in this facility.
(4)    This facility was added with the acquisition of Dynapower.
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
Performance Graph
The following graph compares the total shareholder return of our ordinary shares since December 31, 2017 to the total shareholder return since that date of the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index. The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2017.

$200
$180
$160
$140
$120
$100
$80
$60
2017
2018
2019
2020
2021
2022
Sensata
S&P 500
S&P 500 Industrial

Total Shareholder Return of $100.00 Investment from December 31, 2017
	As of December 31,
	2017	2018	2019	2020	2021	2022
Sensata	$100.00	$87.73	$105.40	$103.19	$120.70	$79.61
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Industrial	$100.00	$85.00	$107.81	$117.52	$140.32	$130.35
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
Stockholders
As of January 27, 2023, there were three holders of record of our ordinary shares, primarily Cede & Co. (which acts as nominee shareholder for the Depository Trust Company).

Dividends
In April 2022, our Board of Directors approved our first quarterly dividend of $0.11 per share, paid in May 2022. Subsequent to this payment, we made additional quarterly payments in August 2022 and November 2022, each at $0.11 per share. Because we are a holding company, our ability to continue to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), may be limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Refer to Note 14: Debt of our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Report for additional information related to our dividend restrictions.
Additionally, certain of our subsidiaries may be limited in their ability to pay dividends or make other distributions to the extent that the shareholders' equity of such subsidiary exceeds the reserves required to be maintained by law or under its articles of association. Under the laws of England and Wales, we are able to declare dividends, make distributions, or repurchase shares only out of distributable reserves on our statutory balance sheet. Distributable reserves are a company’s accumulated, realized profits, so far as not previously utilized by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Realized reserves are determined in accordance with International Financial Reporting Standards at the time the relevant accounts are prepared. We are not permitted to make a distribution if, at the time, the amount of our net assets is less than the aggregate of our issued and paid-up share capital and undistributable reserves or to the extent that the distribution will reduce our net assets below such amount. Subject to these limitations, the payment of future cash dividends will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition, and any other factors deemed relevant by our shareholders and Board of Directors.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (in shares)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
October 1 through October 31, 2022	713,766	$39.67	708,904	$244.1
November 1 through November 30, 2022	458,510	$42.75	457,187	$224.5
December 1 through December 31, 2022	10,893	$41.16	—	$224.5
Quarter total	1,183,169	$40.88	1,166,091	$224.5
__________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld to cover payment of employee withholding tax upon the vesting of restricted securities. These withholdings took place outside of a publicly announced repurchase plan. There were 4,862, 1,323, and 10,893 ordinary shares withheld in October 2022, November 2022, and December 2022, respectively, representing a total aggregate fair value of $0.7 million based on the closing price of our ordinary shares on the date of withholdings.
(2)     All purchases during the three months ended December 31, 2022 were conducted pursuant to a $500.0 million share repurchase program authorized by our Board of Directors and publicly announced on January 20, 2022 (the “January 2022 Program”). The January 2022 Program does not have an established expiration date.
ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read the following discussion in conjunction with Item 1: Business and our audited consolidated financial statements and accompanying notes thereto (the "Financial Statements"), each included elsewhere in this Annual Report on Form 10-K (this "Report").
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
Overview
We innovate on behalf of our broad array of customers, solving some of their most difficult engineering challenges by providing our products and solutions in the areas that we consider our most significant growth drivers, Electrification, Insights/IoT, and Safe & Efficient. Solving these mission-critical challenges enables us to deliver differentiated value for both our customers and shareholders while also investing in our growth opportunities and our people. Refer to Item 1: Business, included elsewhere in this Report, for additional discussion on our growth drivers, including megatrends.
In fiscal year 2022, we completed two notable acquisitions in Electrification and Insights/IoT, Dynapower and Elastic M2M, Inc. ("Elastic M2M"), respectively. Refer to Item 1: Business – Business Combinations and Note 21: Acquisitions and Divestitures of our Financial Statements, each included elsewhere in this Report, for additional information related to these acquisitions.
We anticipate significant change in the markets that we serve over the next 10 years, as our customers transform their businesses and product portfolios to adjust to decarbonization trends. Many equipment categories are electrifying, and significant investment is being made in global infrastructure to support this trend. During fiscal year 2022, we recognized approximately $460 million of revenue in Electrification. In addition, new business wins ("NBOs") exceeded $1.0 billion in fiscal year 2022, an increase from NBOs of $640 million in fiscal year 2021. We define NBOs as incremental revenue to our current base of business that is expected to be recognized on average in the fifth year after entry into the agreement, when programs typically reach their normal volume. Accordingly, NBOs are an indicator of future revenue potential. Approximately 70% of those NBOs in fiscal year 2022 were in Electrification, which will help drive future revenue outgrowth in this megatrend.
Within our Insights/IoT megatrend initiative, we see a large and fast-growing market opportunity to deliver data insights across heavy, medium, and light vehicle fleets. The Sensata INSIGHTS business addresses this opportunity by providing data and video telematics, asset tracking devices, and other cloud-based solutions. In February 2022, we acquired Elastic M2M, which augments our cloud capabilities critical to delivering actionable sensor-based insights, continuing the expansion of Sensata INSIGHTS begun with the fiscal year 2021 acquisitions of Xirgo Technologies, LLC ("Xirgo") and SmartWitness Holdings, Inc. ("SmartWitness"). Refer to Item 1: Business, included elsewhere in this Report, for additional discussion of the acquisition of Elastic M2M. Sensata INSIGHTS revenue in fiscal year 2022 was approximately $173.3 million.
We believe regulatory requirements for safer vehicles, higher fuel efficiency, and lower emissions, as well as customer demand for operator productivity and convenience, drive the need for advancements in powertrain management, efficiency, safety, and operator controls. These advancements lead to sensor growth rates that we expect to exceed underlying production growth in many of our key end markets, which we expect will continue to offer us significant growth opportunities. In fiscal year 2022, according to third party data, global production of light vehicles increased approximately 6% from fiscal year 2021. Global production in the heavy vehicle and off-road ("HVOR") markets we serve decreased approximately 12% from fiscal year 2021.
Our consolidated revenue increased 5.5% in fiscal year 2022 from the prior year. Excluding a decrease of 2.4% attributed to changes in foreign currency exchange rates and an increase of 3.1% due to the net effect of acquisitions and divestitures, consolidated net revenue increased 4.8% on an organic basis. This reflects organic revenue growth of 3.9% in Performance Sensing and 7.5% in Sensing Solutions. Organic revenue growth (or decline), discussed throughout this Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of organic revenue growth (or decline).

While our underlying markets were pressured by continuing supply chain disruptions, we produced 820 basis points of market outgrowth in fiscal year 2022, which includes higher pricing, content growth in the automotive and aerospace businesses, and new Electrification launches in our Industrial business. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications, above normal market growth. It is only loosely correlated to normal unit demand fluctuations in the markets we serve. We believe we can continue to deliver end market outgrowth based on our high levels of new business awards and our large and expanding pipeline of new opportunities.
Operating income for the year ended December 31, 2022 increased $36.9 million, or 5.8%, to $670.1 million (16.6% of net revenue) compared to $633.2 million (16.6% of net revenue) in the prior year. This increase was primarily due to higher volumes, improved pricing to offset inflationary material and logistics costs, partially offset by unfavorable movements in foreign currency, the impact from investments in the growth vectors of Electrification and Insights/IoT, and the divestiture of various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business"). Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the year ended December 31, 2022.
We have sufficient cash to take advantage of strategic opportunities as they arise. We generated $460.6 million of operating cash flow in fiscal year 2022, ending the year with $1.2 billion in cash. In fiscal year 2022, we used approximately $631.5 million in cash for acquisitions and approximately $292.3 million for share repurchases. We also paid approximately $51.1 million in cash dividends. In fiscal year 2023, we will continue to return capital to shareholders through our dividend and opportunistic share repurchases. We expect improving free cash flow will naturally allow leverage to decline and returns on invested capital to improve over time. On January 31, 2023, we announced that we intended to pay down $250.0 million of principal on the balance outstanding of the term loan facility (the “Term Loan”) under the senior secured credit facilities (the "Senior Secured Credit Facilities"). That payment was completed on February 6, 2023.
Our long-standing mission is to help create a cleaner, safer, and more connected world, not just for our customer's products but also through our own operations. We reduced our greenhouse gas emission intensity by more than 10% in fiscal year 2022, reaching our fiscal year 2026 target four years earlier than anticipated. In addition, we're on our way to achieving the other targets laid out in our Sustainability Report, bolstering the long-term sustainability and success of the company for all of its stakeholders.
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
The following table presents net revenue by segment for the identified periods:

	For the year ended December 31,
	2022		2021		2020
($ in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Net revenue:
Performance Sensing	$2,976.8	73.9%	$2,847.9	74.5%	$2,223.8	73.0%
Sensing Solutions	1,052.5	26.1	972.9	25.5	821.8	27.0
Total net revenue	$4,029.3	100.0%	$3,820.8	100.0%	$3,045.6	100.0%

The following table presents segment operating income in U.S. dollars ("USD") and as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2022		2021		2020
($ in millions)	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue
Segment operating income:
Performance Sensing	$751.6	25.2%	$777.2	27.3%	$532.5	23.9%
Sensing Solutions	300.0	28.5%	293.2	30.1%	241.2	29.4%
Total segment operating income	$1,051.7		$1,070.4		$773.7
For a reconciliation of total segment operating income to consolidated operating income, refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report.
Selected Geographic Information
We are a global business with significant operations around the world and a diverse revenue mix by geography, customer, and end market. The following table presents (as a percentage of total) property, plant and equipment ("PP&E") and net revenue by geographic region for the identified periods:

	PP&E, net as of December 31,		Net revenue for the year ended December 31,
	2022	2021	2022	2021	2020
Americas	33.7%	32.3%	42.3%	38.0%	39.3%
Europe	20.0%	22.0%	25.9%	26.2%	26.8%
Asia and rest of world	46.3%	45.7%	31.8%	35.8%	33.9%
Refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report for additional information related to our PP&E, net balances by selected geographic area as of December 31, 2022 and 2021 and net revenue by selected geographic area for the years ended December 31, 2022, 2021, and 2020.
Net Revenue by End Market
Our net revenue for the years ended December 31, 2022, 2021, and 2020 was derived from the following end markets:

	For the year ended December 31,
(Percentage of total)	2022	2021	2020
Automotive	52.3%	54.0%	57.5%
HVOR	22.5%	21.7%	16.7%
Industrial	13.0%	10.8%	11.0%
Appliance and HVAC (1)	5.4%	6.4%	6.2%
Aerospace	3.8%	3.5%	4.5%
Other	3.0%	3.6%	4.1%
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

Net revenue
We derive a significant portion of our revenue from sales into the automotive end market, and conditions in the automotive industry can have a significant impact on the amount of revenue that we recognize. Outside of the automotive industry, we sell our products and solutions to end-users in a wide range of industries, end markets, and geographic regions, and the drivers of demand for these products and solutions vary considerably and are influenced by industry, market, or geographic conditions. Changes in demand for these products and solutions could impact our revenue materially. Our overall net revenue is impacted by various factors, which we characterize as "organic" or "inorganic." Inorganic factors include fluctuations in foreign currency exchange rates and the net effect of acquisitions and divestitures.
Organic factors include fluctuations in overall economic activity within the industries, end markets, and geographic regions in which we operate, which we term market growth. Other organic factors combine to reflect what we refer to as market outgrowth. Such factors include (but are not limited to): (a) the number of our products used within existing applications, or the development of new applications requiring these products, due to regulations or other factors; (b) the "mix" of products sold, including the proportion of new or upgraded products and their pricing relative to existing products; (c) changes in product sales prices (including quantity discounts, rebates, and cash discounts for prompt payment); (d) changes in the level of competition faced by our products, including the launch of new products by competitors; (e) our ability to successfully develop, launch, and sell new products and applications; and (f) the evolution of the markets we serve to safer, cleaner, and more efficient, electrified, and connected technologies.
While the factors described above may impact net revenue in each of our reportable segments, the magnitude of that impact can differ. For more information about revenue risks relating to our business, refer to Item 1A: Risk Factors included elsewhere in this Report.
Cost of revenue
We manufacture most of our products, subcontracting only a limited number to third parties. As such, our cost of revenue consists principally of the following:
•Production Materials Costs. We source production materials globally to ensure a highly effective and efficient supply chain. However, we are still impacted by local market conditions, including fluctuations in foreign currency exchange rates. A portion of our production materials contains certain commodities, resins, and metals, the cost of which may vary with underlying pricing and foreign currency exchange rates. We use forward contracts to economically hedge a portion of our exposure to the potential change in prices associated with certain of these commodities, including the impact of exchange rate fluctuations. The terms of these forward contracts fix the price of these commodities at a future date for various notional amounts. Gains and losses recognized on these derivatives are recorded in other, net and are not included in cost of revenue. Refer to Note 6: Other, Net of our Financial Statements included elsewhere in this Report for additional information.
•Employee Costs. Wages and benefits, including variable incentive compensation, for employees involved in our manufacturing operations and certain customer service and engineering activities is reflected in cost of revenue. A substantial portion of these costs can fluctuate on an aggregate basis in direct correlation with changes in production volumes. These costs may decline as a percentage of net revenue due to economies of scale associated with higher production volumes, and conversely, may increase with lower production volumes. These costs also fluctuate based on local labor market conditions. We rely on contract workers for direct labor in certain geographies. As of December 31, 2022, we had approximately 1,800 direct labor contract workers worldwide.
•Sustaining Engineering Activity Costs. Modifications of existing products for use by new and existing customers in familiar applications are included in cost of revenue, as are costs related to improvements in our manufacturing processes.
•Other. Our remaining cost of revenue primarily consists of: gains and losses on certain foreign currency forward contracts that are designated as cash flow hedges; material yields; costs to import raw materials, such as tariffs; depreciation of fixed assets used in the manufacturing process; freight costs; warehousing expenses; maintenance and repair expenses; costs of quality assurance; operating supplies; and other general manufacturing expenses, such as expenses for energy consumption and operating lease expense.

Changes in cost of revenue as a percentage of net revenue have historically been impacted by several factors, including:
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
•product lifecycles, as we typically incur higher costs associated with new product development (related to excess manufacturing capacity and higher production costs during the initial stages of product launches) and during the phase-out of discontinued products;
•changes in production volumes, as a portion of production costs are fixed;
•transfer of production to our lower-cost manufacturing facilities;
•changes in depreciation expense, including those arising from the adjustment of PP&E to fair value associated with acquisitions;
•fluctuations in foreign currency exchange rates;
•changes in product mix;
•changes in logistics costs;
•acquisitions and divestitures – acquired and divested businesses may generate higher or lower cost of revenue as a percentage of net revenue than our core business; and
•the increase in the carrying value of inventory adjusted to fair value upon the application of purchase accounting associated with acquisitions.
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
A large portion of our R&D activities is directed towards technologies and megatrends that we believe have the potential for significant future growth, but that relate to products that are not currently within our core business or include new features and capabilities for existing products. Expenses related to these activities are less likely to result in increased near-term revenue than our more mainstream development activities.
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
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expense consists of all expenditures incurred in connection with the sale and marketing of our products, as well as administrative overhead costs, including: salary and benefit costs for sales and marketing personnel and administrative staff; share-based incentive compensation expense; charges related to the use and maintenance of administrative offices, including depreciation expense; other administrative costs, including expenses relating to information systems, human resources, and legal, finance, and accounting services; other selling and marketing related costs, such as expenses incurred in connection with travel and communications; and transaction costs associated with acquisitions.

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
Restructuring and other charges, net
Restructuring and other charges, net consists of severance, outplacement, other separation benefits, and facility and other exit costs. These charges may be incurred as part of an announced restructuring plan or may be individual charges recognized related to acquired businesses or the termination of a limited number of employees that do not represent the initiation of a larger restructuring plan. Restructuring and other charges, net also includes the gain, net of transaction costs, from the sale of businesses, expense incurred from acquisition-related compensation arrangements, and other operating income or expense that is not presented elsewhere in operating income.
Amounts recognized in restructuring and other charges, net will vary according to the extent of our restructuring programs and other income or expense items not presented elsewhere in operating income.
Interest expense, net
As of December 31, 2022 and 2021, we had gross outstanding indebtedness of $4,273.4 million and $4,280.2 million, respectively. This indebtedness consists of a secured credit facility and senior unsecured notes. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information.
The credit agreement governing our secured credit facility (as amended, the "Credit Agreement") provides for the Senior Secured Credit Facilities, consisting of the Term Loan, the $750.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
Our various tranches of senior unsecured notes (the "Senior Notes") accrue interest at fixed rates. However, the Term Loan and the Revolving Credit Facility accrue interest at variable interest rates, which drives some of the variability in interest expense, net. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for more information regarding our exposure to potential changes in variable interest rates.

Interest income, which is netted against interest expense on the consolidated statements of operations, relates to interest earned on our cash and cash equivalent balances, and varies according to the balances in, and the interest rates provided by, these investments.
Other, net
Other, net primarily includes gains and losses associated with the remeasurement of non-USD denominated monetary assets and liabilities into USD, changes in the fair value of derivative financial instruments not designated as cash flow hedges, mark-to-market gains and losses on investments, losses on debt financing transactions, and net periodic benefit cost, excluding service cost.
Amounts recognized in other, net vary according to changes in foreign currency exchange rates, changes in the forward prices for the foreign currencies and commodities that we hedge, the value of equity investments recorded on our consolidated balance sheets at fair value, the number and magnitude of debt financing transactions we undertake, and the change in funded status of our pension and other post-retirement benefit plans.
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
Provision for (or benefit from) income taxes
We are subject to income tax in the various jurisdictions in which we operate. The provision for (or benefit from) income taxes consists of: current tax expense, which relates primarily to our profitable operations in non-U.S. tax jurisdictions and withholding taxes related to interest, royalties, and repatriation of foreign earnings; and deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, the utilization of net operating losses, changes in tax rates, and changes in our assessment of the realizability of our deferred tax assets.
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
•losses incurred in certain jurisdictions, which cannot be currently benefited, if it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future;
•foreign currency exchange gains and losses;
•as a result of income tax audit settlements, final assessments, or lapse of applicable statutes of limitation, we may recognize an income tax expense or benefit including adjustment of previously accrued interest and penalties; and

•in certain jurisdictions, we recognize withholding and other taxes on intercompany payments, including dividends, and such taxes are deducted if they cannot be credited against the recipient's tax liability in its country of residence.
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

	For the year ended December 31,
	2022		2021		2020
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$2,976.8	73.9%	$2,847.9	74.5%	$2,223.8	73.0%
Sensing Solutions	1,052.5	26.1	972.9	25.5	821.8	27.0
Total net revenue	4,029.3	100.0%	3,820.8	100.0%	3,045.6	100.0%
Operating costs and expenses	3,359.1	83.4	3,187.6	83.4	2,707.8	88.9
Operating income	670.1	16.6	633.2	16.6	337.7	11.1
Interest expense, net	(178.8)	(4.4)	(179.3)	(4.7)	(171.8)	(5.6)
Other, net	(94.6)	(2.3)	(40.0)	(1.0)	(0.3)	0.0
Income before taxes	396.7	9.8	413.9	10.8	165.6	5.4
Provision for income taxes	86.0	2.1	50.3	1.3	1.4	0.0
Net income	$310.7	7.7%	$363.6	9.5%	$164.3	5.4%
Net revenue - Overall
Net revenue for the year ended December 31, 2022 increased 5.5% compared to the year ended December 31, 2021. Excluding a decrease of 2.4% attributed to changes in foreign currency exchange rates and an increase of 3.1% due to the net effect of acquisitions and divestitures, net revenue increased 4.8% on an organic basis, which represented market outgrowth of 820 basis points.
Net revenue for the year ended December 31, 2021 increased 25.5% compared to the year ended December 31, 2020 largely due to improved market results and our continued outperformance relative to those markets. Excluding an increase of 2.3% attributed to changes in foreign currency exchange rates and an increase of 2.5% due to the effect of acquisitions, net revenue increased 20.7% on an organic basis, which represented market outgrowth of 960 basis points.

Net Revenue - Performance Sensing
Fiscal year 2022 vs. fiscal year 2021
Performance Sensing net revenue for the year ended December 31, 2022 increased 4.5% compared to the year ended December 31, 2021. Excluding a decrease of 2.7% attributed to changes in foreign currency exchange rates and an increase of 3.3% due to the effect of acquisitions, Performance Sensing net revenue increased 3.9% on an organic basis. Both the Automotive and HVOR operating segments contributed to these results as discussed below.
Automotive net revenue for the year ended December 31, 2022 increased 2.7% compared to the year ended December 31, 2021. Excluding a decrease of 3.0% attributed to changes in foreign currency exchange rates, automotive net revenue increased 5.7% on an organic basis. This organic revenue growth was primarily due to continued content growth and pricing.
HVOR net revenue for the year ended December 31, 2022 increased 9.0% compared to the year ended December 31, 2021. Excluding a decrease of 1.7% attributed to changes in foreign currency exchange rates and an increase of 11.4% due to the effect of acquisitions, HVOR net revenue decreased 0.7% on an organic basis. This organic revenue decline was primarily due to declining market conditions, largely offset by continued content growth and pricing.
Fiscal year 2021 vs. fiscal year 2020
Performance Sensing net revenue for the year ended December 31, 2021 increased 28.1% compared to the year ended December 31, 2020. Excluding an increase of 2.4% attributed to changes in foreign currency exchange rates and an increase of 3.4% due to the effect of acquisitions, Performance Sensing net revenue increased 22.3% on an organic basis compared to the year ended December 31, 2020. Both the Automotive and HVOR operating segments contributed to these results as discussed below.
Automotive net revenue for the year ended December 31, 2021 increased 17.6% compared to the year ended December 31, 2020. Excluding an increase of 2.5% attributed to changes in foreign currency exchange rates, automotive net revenue increased 15.1% on an organic basis. Although automotive production was constrained due to global supply chain shortages, resulting in muted end market growth of 1.2% for the year, we delivered organic revenue growth due to our continued outperformance relative to the automotive market, led by new product launches in powertrain and emissions, safety, and electrification-related applications and systems.
HVOR net revenue for the year ended December 31, 2021 increased 63.3% compared to the year ended December 31, 2020. Excluding an increase of 2.1% attributed to changes in foreign currency exchange rates and an increase of 14.8% due to the effect of acquisitions, HVOR net revenue increased 46.4% on an organic basis. This organic revenue increase is primarily due to recovery of customer production combined with our continued outperformance relative to the HVOR markets. Our China on-road truck business saw significant market outgrowth from the adoption of NS6 emissions regulations, and we are also benefiting from a wave of electromechanical operator controls being installed in new off-road equipment.
Net Revenue - Sensing Solutions
Fiscal year 2022 vs. fiscal year 2021
Sensing Solutions net revenue for the year ended December 31, 2022 increased 8.2% compared to the year ended December 31, 2021. Excluding a decrease of 1.7% attributed to changes in foreign currency exchange rates and an increase of 2.4% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue increased 7.5% on an organic basis, which primarily reflects the launch of new industrial Electrification applications within the Clean Energy Solutions business as well as growth in content in other industrial businesses and aerospace, partially offset by weakness in our industrial markets, particularly appliance and HVAC.
Fiscal year 2021 vs. fiscal year 2020
Sensing Solutions net revenue for the year ended December 31, 2021 increased 18.4% compared to the year ended December 31, 2020. Excluding an increase of 1.7% attributed to changes in foreign currency exchange rates and an increase of 0.3% due to the effect of acquisitions, Sensing Solutions net revenue increased 16.4% on an organic basis. The increase in net revenue was driven by the continued recovery of global industrial end markets, as well as new Electrification launches and HVAC market recovery.

Operating costs and expenses
Operating costs and expenses for the years ended December 31, 2022, 2021, and 2020 are presented, in millions of dollars and as a percentage of revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2022		2021		2020
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Operating costs and expenses:
Cost of revenue	$2,712.0	67.3%	$2,542.4	66.5%	$2,119.0	69.6%
Research and development	189.3	4.7	159.1	4.2	131.4	4.3
Selling, general and administrative	370.6	9.2	337.0	8.8	294.7	9.7
Amortization of intangible assets	153.8	3.8	134.1	3.5	129.5	4.3
Restructuring and other charges, net	(66.7)	(1.7)	14.9	0.4	33.1	1.1
Total operating costs and expenses	$3,359.1	83.4%	$3,187.6	83.4%	$2,707.8	88.9%
Cost of revenue
Cost of revenue as a percentage of net revenue increased in fiscal year 2022, primarily due to the impacts of inflation on material and logistics costs and the unfavorable impact of product mix, partially offset by improved pricing.
Cost of revenue as a percentage of net revenue decreased in fiscal year 2021 primarily as a result of (1) higher volume and the nonrecurrence of productivity headwinds from our manufacturing facilities running at lower-than-normal capacity in fiscal year 2020 and (2) the nonrecurrence of a $29.2 million loss from fiscal year 2020 in intellectual property litigation originally brought against August Cayman Company, Inc. ("Schrader") by Wasica Finance GmbH ("Wasica"). These favorable impacts on cost of revenue as a percentage of revenue were partially offset by increased costs related to global supply chain shortages.
Research and development expense
We invest in R&D in megatrend-related areas to design and develop differentiated solutions for the fast-growing trends impacting our customers’ businesses, Electrification and Insights/IoT. Megatrend-related R&D expense in fiscal year 2022 was $68.5 million, an increase of $20.5 million from fiscal year 2021. We currently expect approximately $65 million to $70 million in total megatrend spend in fiscal year 2023, the vast majority of which will be recorded as R&D expense.
Total R&D expense increased in fiscal year 2022, primarily as a result of (1) higher spend to support megatrend growth initiatives and (2) incremental R&D expense related to acquired businesses, partially offset by the favorable effect of foreign currency exchange rates.
R&D expense increased in fiscal year 2021, primarily as a result of (1) higher spend to support megatrend growth initiatives, (2) incremental R&D expense related to acquired businesses, and (3) the unfavorable effect of changes in foreign currency exchange rates, partially offset by the impact on fiscal year 2021 of ongoing savings resulting from cost reduction activities taken in fiscal year 2020. R&D expense in fiscal year 2021 related to megatrends was $48.0 million, an increase of $22.0 million from fiscal year 2020.
Selling, general and administrative expense
SG&A expense increased in fiscal year 2022, primarily as a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) increased selling expenses attributed to organic revenue growth, and (3) higher share-based compensation, partially offset by the favorable effect of changes in foreign currency exchange rates. Refer to Note 21: Acquisitions and Divestitures and Note 4: Share-Based Payment Plans of our Financial Statements, included elsewhere in this Report, for additional information related to acquired businesses and share-based compensation, respectively.
SG&A expense increased in fiscal year 2021, primarily as a result of (1) incremental SG&A expense related to acquired businesses, including related transaction costs, (2) higher incentive compensation aligned to improved financial performance, (3) increased selling expenses attributed to organic revenue growth, and (4) the unfavorable effect of changes in foreign currency exchange rates. These increases were partially offset by the fiscal year 2020 completion of a project related to enhancements and improvements of our global operating processes to increase productivity and the resulting reduction in professional fees.

Amortization of intangible assets
Amortization expense increased in fiscal year 2022, primarily due to increased intangibles from recent acquisitions. Refer to Note 21: Acquisitions and Divestitures of our Financial Statements, included elsewhere in this Report, for additional information related to acquired businesses.
We expect amortization expense to be approximately $153.7 million in fiscal year 2023. Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information regarding definite-lived intangible assets and the related amortization.
Amortization expense increased in fiscal year 2021 primarily as a result of increased intangibles from recent acquisitions partially offset by the effect of the economic-benefit method of amortization as described in Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report.
Restructuring and other charges, net
We recorded a net credit of $66.7 million in restructuring and other charges, net in the year ended December 31, 2022, compared to a net charge of $14.9 million in the prior year, representing a favorable change in earnings of $81.6 million. This change was primarily due to (1) a gain of $135.1 million on the sale of the Qinex Business and (2) a gain of $8.6 million resulting from the reduction of the liability for contingent consideration for Spear Power Systems ("Spear"), partially offset by (1) expense of $48.9 million for acquisition-related compensation arrangements and (2) higher severance that does not represent the initiation of a larger plan. Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements, included elsewhere in this Report, for additional information on the components of restructuring and other charges, net.
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
Operating income
In fiscal year 2022, operating income increased $36.9 million or 5.8%, to $670.1 million (16.6% of net revenue) compared to $633.2 million (16.6% of net revenue) in fiscal year 2021, primarily due to (1) the gain on the sale of the Qinex Business and (2) improvements in pricing to offset increased costs, partially offset by (1) the impact of inflation on our component and logistics costs, (2) higher acquisition-related incentive compensation, (3) the negative impact of product mix, (4) higher amortization, primarily due to acquired intangible assets, (5) higher spend to support our megatrends initiatives, and (6) the unfavorable effect of changes in foreign currency exchange rates.
In fiscal year 2021, operating income increased $295.5 million or 87.5%, to $633.2 million (16.6% of net revenue) compared to $337.7 million (11.1% of net revenue) in fiscal year 2020. This increase was primarily driven by improved gross margins, due mainly to (1) higher organic sales volumes and (2) the turnaround effect of the Wasica litigation settlement in fiscal year 2020, partially offset by (1) increased costs related to global supply chain shortages, and (2) lower restructuring costs. This effect of improved gross margins was partially offset by (1) higher spend to support megatrend growth initiatives, (2) higher incentive compensation aligned to improved financial performance, and (3) the turnaround effect of temporary salary reductions and furloughs taken in the second quarter 2020.
Interest expense, net
Interest expense, net did not change materially in fiscal year 2022, as the impact of various transactions and higher interest rates largely offset. Refer to the table detailing interest expense by debt instrument under the heading Indebtedness and Liquidity, included elsewhere in this MD&A. On January 31, 2023, we announced that we intended to pay down $250.0 million of outstanding principal on the Term Loan. That payment was completed on February 6, 2023.
Interest expense, net increased in fiscal year 2021 primarily as a result of (1) interest expense in fiscal year 2021 related to the issuance of $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the “4.0% Senior Notes”), (2) additional interest expense in fiscal year 2021 related to the $750.0 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes") as a result of their issuance in fiscal year 2020, partially offset by reduced interest as a result of the redemption of the $750.0 million aggregate principal amount outstanding on the 6.25% senior notes due 2026 (the "6.25% Senior Notes") early in fiscal year 2021.

Other, net
Other, net for the years ended December 31, 2022, 2021, and 2020 consisted of the following (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2022	2021	2020
Currency remeasurement (loss)/gain on net monetary assets (1)	$(18.2)	$3.4	$10.8
Gain/(loss) on foreign currency forward contracts (2)	4.3	(7.6)	(6.8)
(Loss)/gain on commodity forward contracts (2)	(3.4)	(3.0)	10.0
Loss on debt financing (3)	(5.5)	(30.1)	—
Mark-to-market loss on investments, net (4)	(75.6)	—	—
Net periodic benefit cost, excluding service cost	(5.1)	(7.5)	(10.0)
Other	8.7	4.6	(4.5)
Other, net	$(94.6)	$(40.0)	$(0.3)
__________________________
(1)    Relates to the remeasurement of non-USD denominated monetary assets and liabilities into USD.
(2)    Relates to changes in the fair value of derivative financial instruments that are not designated as hedges. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to gains and losses on our commodity and foreign currency forward contracts. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for an analysis of the sensitivity of other, net to changes in foreign currency exchange rates and commodity prices.
(3)    Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our debt financing transactions.
(4)    Primarily relates to mark-to-market losses on our investment in Quanergy Systems, Inc. ("Quanergy"), as disclosed in Note 18: Fair Value Measures, of our Financial Statements included elsewhere in this Report.
Provision for income taxes
The components of provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are described in more detail in the table below (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2022	2021	2020
Tax computed at statutory rate of 21% (1)	$83.3	$86.9	$34.8
Foreign tax rate differential (2)	(44.3)	(30.5)	(22.0)
Valuation allowances (3)	15.7	20.5	8.9
Withholding taxes not creditable	12.3	13.3	12.2
Research and development incentives (4)	(10.8)	(11.1)	(7.4)
Unrealized foreign currency exchange losses, net	9.3	(6.1)	2.7
Dispositions and capital restructurings (5)	4.5	—	(54.2)
Change in tax laws or rates	2.6	(7.1)	11.2
Reserve for tax exposure	1.3	(16.3)	(0.2)
Other (6)	12.1	0.7	15.4
Provision for income taxes	$86.0	$50.3	$1.4
__________________________
(1)    Represents the product of the applicable statutory tax rate and income before taxes, as reported in the consolidated statements of operations.
(2)    We operate in locations outside the U.S., including Belgium, Bulgaria, China, Malaysia, Malta, Mexico, the Netherlands, South Korea, and the U.K., that historically have had statutory tax rates different than the U.S. statutory tax rate. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates. Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions.

(3)    During the years ended December 31, 2022, 2021, and 2020, we established an additional valuation allowance and recognized a deferred tax expense. The valuation allowance as of December 31, 2022 and 2021 was $249.5 million and $225.9 million, respectively. A significant portion of our valuation allowance is against interest carryforwards due to our assessment of our inability to utilize these carryforwards based on our forecasts of future taxable income. The remaining valuation allowance primarily relates to foreign tax credits, capital loss carryforwards, goodwill tax basis, and net operating losses in jurisdictions outside the U.S. It is more likely than not that these attributes will not be utilized in the foreseeable future. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future provision for (or benefit from) income taxes.
(4)    In China, we benefit from the R&D super deduction regime. In the U.K., certain of our subsidiaries are eligible for lower tax rates under the "patent box" regime. In the U.S., we benefit from the federal research and development credit.
(5)    The increase in our effective tax rate for the year ended December 31, 2022 is due to the tax accounting impacts of the divestiture of the Qinex Business, partially offset by separate intangible property transfers. For the year ended December 31, 2020, the decrease in our effective tax rate was due to a net $54.2 million deferred tax benefit in the fourth quarter of 2020 related to intangible property transfers.
(6)    Refer to Note 7: Income Taxes of our Financial Statements included elsewhere in this Report for additional information related to other components of our rate reconciliation.
We do not believe that there are any known trends related to the reconciling items noted above that are reasonably likely to result in our liquidity increasing or decreasing in any material way.
Non-GAAP Financial Measures
This section provides additional information regarding certain non-GAAP financial measures, including organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted earnings per share ("EPS"), free cash flow, adjusted corporate and other expenses, net debt, net leverage ratio, and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"), which are used by our management, Board of Directors, and investors. We use these non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance, and as a factor in determining compensation for certain employees.
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, operating cash flows, corporate and other expenses, total debt, finance lease, and other financing obligations, or EBITDA, respectively, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, adjusted corporate and other expenses, net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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
Adjusted corporate and other expenses
Adjusted corporate and other expenses is defined as corporate and other expenses calculated in accordance with U.S. GAAP, excluding the portion of non-GAAP adjustments described below that relate to corporate and other expenses. We believe adjusted corporate and other expenses is useful to management and investors in understanding the impact of non-GAAP adjustments on operating expenses not allocated to our segments.
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

	For the year ended December 31, 2022
($ in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$670.1	16.6%	$310.7	$1.99
Non-GAAP adjustments:
Restructuring related and other (e)	36.5	0.9	34.5	0.22
Financing and other transaction costs (a)	(75.6)	(1.9)	10.7	0.07
Step-up depreciation and amortization	148.3	3.7	148.3	0.95
Deferred (gain)/loss on derivative instruments	(1.5)	0.0	1.5	0.01
Amortization of debt issuance costs	—	—	7.0	0.04
Deferred taxes and other tax related (c)	—	—	17.8	0.11
Total adjustments	107.7	2.7	219.8	1.41
Adjusted (non-GAAP)	$777.9	19.3%	$530.5	$3.40

	For the year ended December 31, 2021
($ in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$663.2	16.6%	$363.6	$2.28
Non-GAAP adjustments:
Restructuring related and other (e)	23.6	0.6	21.4	0.13
Financing and other transaction costs (b)	13.2	0.3	41.0	0.26
Step-up depreciation and amortization	127.6	3.3	127.6	0.80
Deferred loss on derivative instruments	8.3	0.2	11.3	0.07
Amortization of debt issuance costs	—	—	6.9	0.04
Deferred taxes and other tax related (c)	—	—	(4.9)	(0.03)
Total adjustments	172.8	4.5	203.3	1.28
Adjusted (non-GAAP)	$806.0	21.1%	$566.8	$3.56

	For the year ended December 31, 2020
($ in millions, except per share amounts)	Operating Income	Operating Margin	Net Income	Diluted EPS
Reported (GAAP)	$337.7	11.1%	$164.3	$1.04
Non-GAAP adjustments:
Restructuring related and other (e)	87.4	2.9	93.8	0.59
Financing and other transaction costs	8.2	0.3	6.4	0.04
Step-up depreciation and amortization	125.7	4.1	125.7	0.79
Deferred loss/(gain) on derivative instruments	3.1	0.1	(7.0)	(0.04)
Amortization of debt issuance costs	—	—	6.9	0.04
Deferred taxes and other tax related (d)	—	—	(40.9)	(0.26)
Total adjustments	224.4	7.4	184.9	1.17
Adjusted (non-GAAP)	$562.1	18.5%	$349.2	$2.21
__________________________
(a)    Includes gains of $135.1 million and $9.4 million on the sale of the Qinex Business and changes in the fair value of acquisition-related contingent consideration, respectively, partially offset by $48.9 million of expense related to compensation arrangements entered into concurrent with the closing of acquisitions, each of which were recorded in restructuring and other charges, net. Also includes $75.6 million of mark-to-market losses on our equity investments, primarily our investment in Quanergy, which are presented in other, net in our consolidated statements of operations.
(b)    Includes a $30.1 million loss related to the early redemption of the 6.25% Senior Notes. The loss primarily reflects the payment of $23.4 million for the early redemption premium, with the remaining loss representing write-off of debt discounts and deferred financing costs. The loss is presented in other, net in our consolidated statements of operations.
(c)    The years ended December 31, 2022 and 2021 include current tax expense of $14.7 million and $10.9 million, respectively, related to the repatriation of earnings from certain Asian subsidiaries to their parent companies in the Netherlands. The decision to repatriate these earnings was the result of our goal to reduce our balance sheet exposure and corresponding earnings volatility related to changes in foreign currency exchange rates as well as to fund our deployment of capital.
(d)    Includes a net $54.2 million deferred tax benefit recorded as a result of the transfer of intangible property.
(e)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for fiscal years 2022, 2021, and 2020 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2022	2021	2020
Business and corporate repositioning (i)	$27.2	$10.7	$35.8
Supply chain repositioning and transition (ii)	4.5	8.2	30.8
Pre-acquisition legal matters (iii)	6.4	6.0	31.5
Income tax effect (iv)	(3.5)	(3.5)	(4.2)
Total non-GAAP restructuring related and other (v)	$34.5	$21.4	$93.8
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

The following table presents a reconciliation of net cash provided by operating activities calculated in accordance with U.S. GAAP to free cash flow.

	For the year ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities	$460.6	$554.2	$559.8
Additions to property, plant and equipment and capitalized software	(150.1)	(144.4)	(106.7)
Free cash flow	$310.5	$409.7	$453.1
The following table presents a reconciliation of corporate and other expenses calculated in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the year ended December 31,
(In millions)	2022	2021	2020
Corporate and other expenses (GAAP)	$(294.4)	$(288.1)	$(273.4)
Non-GAAP adjustments
Restructuring related and other	11.9	9.9	54.9
Financing and other transaction costs	15.7	11.9	7.6
Step-up depreciation and amortization	1.2	1.7	2.8
Deferred (gain)/loss on derivative instruments	(1.5)	8.3	3.1
Total Adjustments	27.3	31.8	68.4
Adjusted corporate and other expenses (non-GAAP)	$(267.1)	$(256.3)	$(205.0)
The following table presents a reconciliation of net income calculated in accordance with U.S. GAAP to adjusted EBITDA.

	For the year ended December 31,
(In millions)	2022	2021	2020
Net income	$310.7	$363.6	$164.3
Interest expense, net	178.8	179.3	171.8
Provision for income taxes	86.0	50.3	1.4
Depreciation expense	127.2	125.0	125.7
Amortization of intangible assets	153.8	134.1	129.5
EBITDA	856.5	852.3	592.6
Non-GAAP adjustments
Restructuring related and other	38.0	23.6	93.1
Financing and other transaction costs	7.5	41.0	6.4
Deferred loss/(gain) on derivative instruments	1.9	11.3	(7.0)
Adjusted EBITDA	$903.9	$928.3	$685.1
The following table presents a reconciliation of total debt, finance lease, and other financing obligations calculated in accordance with U.S. GAAP to net leverage ratio.

	For the year ended December 31,
($ in millions)	2022	2021	2020
Current portion of long-term debt, finance lease and other financing obligations	$256.5	$6.8	$757.2
Finance lease and other financing obligations, less current portion	24.7	26.6	27.9
Long-term debt, net	3,958.9	4,214.9	3,213.7
Total debt, finance lease, and other financing obligations	4,240.1	4,248.3	3,998.9
Less: debt discount, net of premium	(3.4)	(5.2)	(9.6)
Less: deferred financing costs	(29.9)	(26.7)	(28.1)
Total gross indebtedness	4,273.4	4,280.2	4,036.6
Less: cash and cash equivalents	1,225.5	1,709.0	1,862.0
Net debt	$3,047.9	$2,571.3	$2,174.6
Adjusted EBITDA (LTM)	$903.9	$928.3	$685.1
Net leverage ratio	3.4	2.8	3.2

Liquidity and Capital Resources
As of December 31, 2022 and 2021, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of December 31,
(In millions)	2022	2021
United Kingdom	$15.7	$20.4
United States	16.1	25.0
The Netherlands	861.3	1,304.3
China	210.0	293.8
Other	122.4	65.5
Total cash and cash equivalents	$1,225.5	$1,709.0
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
Our cash and cash equivalent balances as of December 31, 2022 and 2021 were held in the following significant currencies:

	As of December 31, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$2.7	€0.0	£10.7	¥—
United States	16.1	—	—	—
The Netherlands	848.6	10.9	0.2	—
China	95.0	—	—	794.4
Other	99.9	2.3	—	—
Total	$1,062.3	€13.2	£10.9	¥794.4
USD Equivalent		$14.0	$13.2	$115.2	$20.8

	As of December 31, 2021
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.8	€0.0	£13.2	¥—
United States	25.0	—	—	—
The Netherlands	1,294.2	8.9	—	—
China	50.8	—	—	1,549.4
Other	51.0	1.7	—	—
Total	$1,422.8	€10.6	£13.2	¥1,549.4
USD Equivalent		$12.0	$17.8	$243.1	$13.3

Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2022, 2021, and 2020. We have derived this summarized statement of cash flows from our Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
(In millions)	2022	2021	2020
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$586.4	$678.2	$405.3
Changes in operating assets and liabilities, net	(125.8)	(124.0)	154.5
Operating activities	460.6	554.2	559.8
Investing activities	(590.6)	(882.1)	(182.1)
Financing activities	(353.5)	174.9	710.2
Net change in cash and cash equivalents	$(483.4)	$(153.0)	$1,087.9
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 decreased compared to the prior year, primarily due to lower net income, increases in receivables as our business and revenues grew, our decision to carry higher inventory levels to ensure continuity of supply in uncertain markets, and from acquisition-related compensation payments. Refer to Results of Operations included elsewhere in this MD&A for discussion of the drivers of changes in net income from fiscal year 2022.
We have non-cancelable purchase agreements with various suppliers, primarily for services such as information technology support. The terms of these agreements are fixed and determinable. We have cash commitments under these agreements of $77.7 million and $11.2 million in fiscal years 2023 and 2024, respectively. Refer to Note 15: Commitments and Contingencies of our Financial Statements included elsewhere in this Report for additional information related to our non-cancelable purchase agreements.
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
Investing Activities
Investing activities primarily include cash exchanged for the acquisition or divestiture of a business or group of assets, cash paid for additions to PP&E and capitalized software, and the acquisition or sale of certain debt and equity securities.
Net cash used in investing activities for the year ended December 31, 2022 decreased compared to the corresponding period of the prior year primarily due to lower cash paid for acquisitions (Elastic M2M and Dynapower) and the receipt of $198.8 million of cash proceeds of from the divestiture of the Qinex Business. In fiscal year 2023, we anticipate additions to PP&E and capitalized software of approximately $170.0 million to $180.0 million, which we expect to be funded with cash flows from operations.
Net cash used in investing activities increased in fiscal year 2021 primarily due to cash paid for acquisitions. In fiscal year 2021, we completed five acquisitions, Lithium Balance, Xirgo, Spear, SmartWitness, and Sendyne Corp. ("Sendyne").
Financing Activities
In fiscal year 2022, we used net cash of $353.5 million in financing activities, compared to net cash of $174.9 million provided by financing activities in fiscal year 2021. This increased use of cash was primarily due to additional payments to repurchase our ordinary shares in fiscal year 2022, less cash received from debt financing in fiscal year 2022, and $51.1 million of cash used for payment of dividends, a program which we began in fiscal year 2022. We used $292.3 million of cash for share repurchases, compared to $47.8 million in fiscal year 2021. We also issued $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes") and redeemed $500.0 million aggregate principal amount of 4.875% senior notes due 2023 (the "4.875% Senior Notes") in fiscal year 2022, the cash impact of which largely offset. In fiscal year 2021, cash provided by financing activities was primarily the result of the issuance of $1.0 billion of the 4.0% Senior Notes, partially offset by the redemption of $750.0 million of the 6.25% Senior Notes. In addition, in fiscal year 2022 we used $13.7 million in cash related to debt financing transactions, compared to $33.1 million in the prior year. On February 6, 2023, we prepaid $250.0 million of outstanding principal on the Term Loan.
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
Indebtedness and Liquidity
The following table details our gross outstanding indebtedness as of December 31, 2022, and the associated interest expense for the year then ended (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	Balance as of December 31, 2022	Interest Expense, net for the year ended December 31, 2022
Term Loan (1)	$446.8	$17.0
4.875% Senior Notes (2)	—	18.1
5.625% Senior Notes	400.0	22.5
5.0% Senior Notes	700.0	35.0
4.375% Senior Notes	450.0	19.7
3.75% Senior Notes	750.0	28.1
4.0% Senior Notes	1,000.0	40.0
5.875% Senior Notes (3)	500.0	10.0
Finance lease and other financing obligations	26.6	2.3
Total gross outstanding indebtedness	$4,273.4
Other interest expense, net (4)		(13.9)
Interest expense, net		$178.8
__________________________
(1)    On February 6, 2023, we prepaid $250.0 million on our outstanding variable rate Term Loan.
(2)    We redeemed the full outstanding balance on the 4.875% Senior Notes in September 2022.
(3)    We issued the 5.875% Senior Notes in August 2022.
(4)    Other interest expense, net includes interest income and interest costs capitalized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 835-20, Capitalization of Interest, partially offset by amortization of debt issuance costs and fees related to our unused balance on the Revolving Credit Facility.
Debt Instruments
As of December 31, 2022, our debt instruments included the Term Loan, $400.0 million in aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), $700.0 million in aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"), the 3.75% Senior Notes, the 4.0% Senior Notes, and the 5.875% Senior Notes.
On June 23, 2022, we entered into an amendment (the “Eleventh Amendment”) to (i) the credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement”), and (ii) the Foreign Guaranty, dated as of May 12, 2011. The Eleventh Amendment, among other things: increased the aggregate principal amount of the Revolving Credit Facility to $750.0 million; extended the maturity date of the Revolving Credit Facility to June 23, 2027 (subject to certain exceptions as described in Note 14: Debt of our Financial Statements included elsewhere in this Report); released certain guarantors from their obligations relating to the Revolving Credit Facility and certain related obligations; and replaced the LIBOR-based interest rates referenced by the Credit Agreement regarding revolving credit loans.
On August 29, 2022, we completed the issuance and sale of the 5.875% Senior Notes. On September 28, 2022, we redeemed in full the $500.0 million aggregate principal amount outstanding on the 4.875% Senior Notes due 2023 in accordance with the terms of the indenture under which the 4.875% Senior Notes were issued, at a price of 101.0% of the aggregate principal amount of the outstanding 4.875% Senior Notes (which includes the applicable premium), plus accrued and unpaid interest to (but not including) the redemption date.
Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our debt transactions.
On February 6, 2023, we prepaid $250.0 million of principal on the Term Loan.
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
The following table presents the remaining mandatory principal repayments of long-term debt, in millions, excluding finance lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2023 through 2027 and thereafter. The table reflects the payment of $250.0 million principal amount of the Term Loan on February 6, 2023. Amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

For the year ended December 31,	Aggregate Maturities
2023	$254.6
2024	404.6
2025	704.6
2026	182.9
2027	—
Thereafter	2,700.0
Total long-term debt principal payments	$4,246.8
Capital Resources
The Credit Agreement provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and the Accordion.
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of December 31, 2022, there was $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2022, no amounts had been drawn against these outstanding letters of credit.
Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our Senior Notes were issued (the "Senior Notes Indentures"). As of December 31, 2022, availability under the Accordion was approximately $0.7 billion. Our primary historical uses of cash on hand have been to support the growth of the business through capital expenditures, acquire businesses that extend our market position within our key growth vectors of Electrification and Insights/IoT, and to repurchase our ordinary shares, augmenting our existing capital deployment strategies and enabling us to drive attractive returns on invested capital over the long-term.
We believe, based on our current level of operations for the year ended December 31, 2022, and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures discussed below and in Note 14: Debt of our Financial Statements included elsewhere in this Report, that these sources of liquidity will be sufficient to fund our operations, capital expenditures, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.

The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2022.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries (the "Guarantors"). The collateral for such borrowings under the Senior Secured Credit Facilities consists of substantially all present and future property and assets of our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), and the Guarantors.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 27, 2023, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor's corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants (described in more detail in Note 14: Debt of our Financial Statements included elsewhere in this Report) that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those program. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase programs with available cash and cash flows from operations. As of December 31, 2022, we believe that we were in compliance with all the covenants and default provisions under the Credit Agreement and the Senior Notes Indentures.
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
In July 2019 our Board of Directors authorized a $500.0 million share repurchase program (the "July 2019 Program"). During the year ended December 31, 2021, we repurchased approximately 0.8 million ordinary shares, at a weighted-average price per share of $59.28, under the July 2019 Program. As of December 31, 2021, approximately $254.5 million remained available under the July 2019 Program.
On January 20, 2022, we announced that our Board of Directors had authorized a new $500.0 million ordinary share repurchase program (the "January 2022 Program"), which replaced the July 2019 Program. Sensata’s shareholders have previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program.
During the year ended December 31, 2022, we repurchased approximately 6.3 million ordinary shares under the January 2022 Program, at a weighted-average price per share of $46.08. As of December 31, 2022, approximately $224.5 million remained available under the January 2022 Program.
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
Revenue Recognition
The discussion below details the most significant judgments and estimates we make regarding recognition of revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. In accordance with FASB ASC Topic 606, we recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods, using a five-step model. The most critical judgments and estimates we make in the implementation of this model relate to identifying the contract with the customer and determination of the transaction price associated with the performance obligation(s) in the contract, specifically related to variable consideration.
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
Identification of reporting units. We have six identified reporting units, Automotive, HVOR, Sensata INSIGHTS, Industrial Solutions, Aerospace, and Clean Energy Solutions. These reporting units have been identified based on the definitions and guidance provided in FASB ASC Topic 350. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated.
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
We evaluated the goodwill of each reporting unit for impairment as of October 1, 2022 using a quantitative method. As a result of this evaluation we determined that none of our reporting units were impaired. In performing our evaluation under the quantitative method, we estimated the fair values of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future net cash flows for the reporting unit for the subsequent five fiscal years (the "Discrete Projection Period"). We estimated the value of the net cash flows beyond the fifth fiscal year (the "Terminal Year") by applying a multiple to the projected Terminal Year EBITDA. The net cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital ("WACC") appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future net cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
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
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our reporting units to be at risk of failing the goodwill impairment test.
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
We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2022 (using the quantitative method) and determined that the estimated fair values of these assets exceeded their carrying values at that date. Should certain assumptions used in the development of the fair values of our indefinite-lived intangible assets change, we may be required to recognize an impairment charge in the future.
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
Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our provision for (or benefit from) income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax expense, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Management judgment is required in determining various elements of our provision for (or benefit from) income taxes, including the amount of tax benefits on uncertain tax positions, and deferred tax assets that should be recognized.
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
Material changes to any of these assumptions may have a significant effect on our valuation of share-based compensation awards and, accordingly, the related expense recognized in the consolidated statements of operations.
Recently Issued Accounting Standards
There have been no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
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
The Term Loan accrues interest at a variable rate that, as of December 31, 2022, is based on London Interbank Offered Rate ("LIBOR"), plus an interest rate margin, in accordance with the terms of the Credit Agreement.

Sensitivity Analysis
As of December 31, 2022, we had an outstanding balance on the Term Loan (excluding debt discount and deferred financing costs) of $446.8 million. The applicable interest rate associated with the Term Loan at December 31, 2022 was 5.87%. An increase of 100 basis points in this rate would result in additional interest expense of $1.5 million in fiscal year 2023. An additional 100 basis point increase in this rate would result in incremental interest expense of $3.1 million in fiscal year 2023.
As of December 31, 2021, we had an outstanding balance on the Term Loan (excluding debt discount and deferred financing costs) of $451.5 million. The applicable interest rate associated with the Term Loan at December 31, 2021 was 1.87%. An increase of 100 basis points in this rate would have resulted in additional interest expense of $3.9 million in fiscal year 2022. An additional 100 basis point increase in this rate would have resulted in incremental interest expense of $8.2 million in fiscal year 2022.
Foreign Currency Risk
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows, and for non-trading purposes, we enter into foreign currency exchange rate derivatives that qualify as cash flow hedges, and that are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also enter into foreign currency forward contracts that are not designated for hedge accounting purposes. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the foreign currency forward contracts outstanding as of December 31, 2022.
Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2022 and 2021 and the estimated impact to future pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

		(Decrease)/Increase to Future Pre-tax Earnings Due to:
(In millions)	Net Asset/(Liability) Balance as of December 31, 2022	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$10.7	$(43.3)	$43.3
Chinese Renminbi	$0.0	$(5.8)	$5.8
Japanese Yen	$0.0	$0.5	$(0.5)
Korean Won	$0.4	$(1.5)	$1.5
Malaysian Ringgit	$0.0	$0.5	$(0.5)
Mexican Peso	$13.2	$17.2	$(17.2)
British Pound Sterling	$(3.1)	$6.4	$(6.4)

		(Decrease)/Increase to Future Pre-tax Earnings Due to:
(In millions)	Net Asset/(Liability) Balance as of December 31, 2021	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$17.8	$(45.3)	$45.3
Chinese Renminbi	$(0.6)	$(19.9)	$19.9
Japanese Yen	$0.0	$0.5	$(0.5)
Korean Won	$0.6	$(1.9)	$1.9
Malaysian Ringgit	$0.0	$0.6	$(0.6)
Mexican Peso	$4.5	$17.3	$(17.3)
British Pound Sterling	$(0.3)	$7.8	$(7.8)

Commodity Risk
We are exposed to the potential change in prices associated with certain commodities used in the manufacturing of our products. We offset a portion of this exposure by entering forward contracts that fix the price at a future date for various notional amounts associated with these commodities. These forward contracts are not designated as accounting hedges. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the commodity forward contracts outstanding as of December 31, 2022.
Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2022 and 2021 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the related forward price for each commodity:

	Net Asset/(Liability) Balance as of December 31, 2022	Average Forward Price Per Unit as of December 31, 2022	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$1.1	$24.33	$2.3	$(2.3)
Gold	$0.1	$1,877.27	$1.5	$(1.5)
Nickel	$0.7	$13.76	$0.3	$(0.3)
Aluminum	$(0.5)	$1.11	$0.5	$(0.5)
Copper	$(2.2)	$3.80	$3.1	$(3.1)
Platinum	$0.9	$1,070.21	$1.2	$(1.2)
Palladium	$(0.5)	$1,803.34	$0.2	$(0.2)

	Net (Liability)/Asset Balance as of December 31, 2021	Average Forward Price Per Unit as of December 31, 2021	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$(1.7)	$23.24	$2.8	$(2.8)
Gold	$0.0	$1,827.45	$1.7	$(1.7)
Nickel	$0.3	$9.32	$0.2	$(0.2)
Aluminum	$0.6	$1.25	$0.5	$(0.5)
Copper	$1.1	$4.37	$2.9	$(2.9)
Platinum	$(1.0)	$952.76	$1.2	$(1.2)
Palladium	$(0.8)	$1,872.73	$0.3	$(0.3)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding plc are included in this Annual Report on Form 10-K:
2.Financial Statement Schedules
The following schedules are included elsewhere in this Annual Report on Form 10-K:

Schedule I — Condensed Financial Information of the Registrant	116

Schedule II — Valuation and Qualifying Accounts	121
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding plc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2023 expressed an unqualified opinion thereon.
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

Goodwill - Quantitative Impairment Assessment
Description of the Matter	As of December 31, 2022, the Company’s goodwill balance was $3.9 billion. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at the reporting unit level. The Company evaluated goodwill for impairment as of October 1, 2022, and used the quantitative method to assess their goodwill for impairment.

Auditing management’s quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit. In particular, the fair value estimate for certain reporting units was sensitive to significant assumptions such as the long-range forecasts, the selection of discount rates, and the estimation of the multiples or long-term growth rates used in valuing the terminal year which are affected by expectations about future market or economic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions as outlined above, used in determining the fair value of these reporting units.

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

Income Taxes – Uncertain Tax Positions
Description of the Matter
As discussed in Note 7, at December 31, 2022, the Company had approximately $224.6 million of unrecognized tax benefits associated with uncertain tax positions. Uncertainty in a tax position may arise as tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition.

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

To test the amounts recorded as uncertain tax positions we involved our tax professionals to evaluate the technical merits of the Company’s income tax positions. Our procedures included, among others, evaluating income tax technical analysis or other third-party advice obtained by the Company and inspecting correspondence from the relevant tax authorities. We also applied our knowledge and experience with the application of federal, foreign and state income tax laws to evaluate the Company’s accounting for those tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also evaluated the Company’s income tax disclosures included in Note 7 in relation to these matters.

Accounting for Acquisitions – Valuation of Identified Intangibles
Description of the Matter	As described in Note 21 to the consolidated financial statements, the Company completed the acquisition of DP Acquisition Corp ("Dynapower") for an aggregate cash purchase price of $577.5 million in 2022. The transaction was accounted for as a business combination. The allocation of purchase price is preliminary and is subject to revision as the final valuations are completed.

Auditing the Company's accounting for its acquisition of Dynapower was complex due to the significant estimation required by management in determining the fair value of identifiable intangible assets of $164.4 million, which principally consisted of completed technologies, customer relationships, and tradename assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used the income approach to measure the completed technologies, customer relationships, and tradenames intangible assets. The significant assumptions used to estimate the fair value of these intangible assets included the expected discounted future net cash flows generated by each asset. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for valuing intangible assets acquired in business combinations. For example, we tested controls over the appropriateness of the valuation model, assumptions management used and the completeness and accuracy of the data underlying the valuation of the completed technologies, customer relationships and tradenames intangible assets.

To test the estimated fair value of the completed technologies, customer relationships and tradenames intangible assets, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data supporting the significant assumptions and estimates used by the Company in the valuations. We tested significant assumptions through a combination of procedures, as applicable for each assumption, including comparing them to current and forecasted industry trends, as well as to the historical results of the acquired business and other guideline companies within the same industry. With the assistance of our valuation specialists, we evaluated the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.

Boston, Massachusetts
February 13, 2023

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,225,518	$1,708,955
Accounts receivable, net of allowances of $24,246 and $17,003 as of December 31, 2022 and 2021, respectively	742,382	653,438
Inventories	644,875	588,231
Prepaid expenses and other current assets	162,268	126,370
Total current assets	2,775,043	3,076,994
Property, plant and equipment, net	840,819	820,933
Goodwill	3,911,224	3,502,063
Other intangible assets, net	999,722	946,731
Deferred income tax assets	100,539	105,028
Other assets	128,873	162,017
Total assets	$8,756,220	$8,613,766
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$256,471	$6,833
Accounts payable	531,572	459,093
Income taxes payable	43,987	26,517
Accrued expenses and other current liabilities	346,942	343,816
Total current liabilities	1,178,972	836,259
Deferred income tax liabilities	364,593	339,273
Pension and other post-retirement benefit obligations	36,086	38,758
Finance lease and other financing obligations, less current portion	24,742	26,564
Long-term debt, net	3,958,928	4,214,946
Other long-term liabilities	82,092	63,232
Total liabilities	5,645,413	5,519,032
Commitments and contingencies (Note 15)
Shareholders' equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized and 175,207 and 174,287 shares issued as of December 31, 2022 and 2021, respectively	2,242	2,232
Treasury shares, at cost, 22,781 and 16,438 shares as of December 31, 2022 and 2021, respectively	(1,124,713)	(832,439)
Additional paid-in capital	1,866,201	1,812,244
Retained earnings	2,383,341	2,132,257
Accumulated other comprehensive loss	(16,264)	(19,560)
Total shareholders' equity	3,110,807	3,094,734
Total liabilities and shareholders' equity	$8,756,220	$8,613,766
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2022	2021	2020
Net revenue	$4,029,262	$3,820,806	$3,045,578
Operating costs and expenses:
Cost of revenue	2,712,048	2,542,434	2,119,044
Research and development	189,344	159,072	131,429
Selling, general and administrative	370,644	336,989	294,725
Amortization of intangible assets	153,787	134,129	129,549
Restructuring and other charges, net	(66,700)	14,942	33,094
Total operating costs and expenses	3,359,123	3,187,566	2,707,841
Operating income	670,139	633,240	337,737
Interest expense, net	(178,819)	(179,291)	(171,757)
Other, net	(94,618)	(40,032)	(339)
Income before taxes	396,702	413,917	165,641
Provision for income taxes	86,017	50,337	1,355
Net income	310,685	363,580	164,286
Basic net income per share	$2.00	$2.30	$1.04
Diluted net income per share	$1.99	$2.28	$1.04

The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2022	2021	2020
Net income	$310,685	$363,580	$164,286
Other comprehensive (loss)/income, net of tax:
Cash flow hedges	(1,166)	23,564	(23,279)
Defined benefit and retiree healthcare plans	4,462	6,411	(5,772)
Other comprehensive (loss)/income	3,296	29,975	(29,051)
Comprehensive income	$313,981	$393,555	$135,235
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$310,685	$363,580	$164,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,184	124,959	125,680
Amortization of debt issuance costs	6,969	6,858	6,854
Gain on sale of business	(135,112)	—	—
Share-based compensation	31,791	25,663	19,125
Loss on debt financing	5,468	30,066	—
Amortization of intangible assets	153,787	134,129	129,549
Deferred income taxes	(781)	(5,270)	(44,900)
Acquisition-related compensation payments	(23,500)	(15,630)	—
Mark-to-market loss on equity investments, net	75,569	—	—
Unrealized loss on derivative instruments and other	34,309	13,837	4,709
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(108,992)	(48,106)	(16,668)
Inventories	(44,362)	(119,961)	58,390
Prepaid expenses and other current assets	(16,961)	6,624	36,431
Accounts payable and accrued expenses	40,930	35,333	90,479
Income taxes payable	17,490	8,602	(16,019)
Other	(13,881)	(6,533)	1,859
Net cash provided by operating activities	460,593	554,151	559,775
Cash flows from investing activities:
Acquisitions, net of cash received	(631,516)	(736,077)	(64,432)
Additions to property, plant and equipment and capitalized software	(150,064)	(144,403)	(106,719)
Investment in debt and equity securities	(7,983)	(5,533)	(22,963)
Proceeds from sale of business, net of cash sold	198,841	—	—
Other	152	3,919	12,022
Net cash used in investing activities	(590,570)	(882,094)	(182,092)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	22,803	26,290	15,457
Payment of employee restricted stock tax withholdings	(8,525)	(9,048)	(2,911)
Proceeds from borrowings on debt	500,000	1,001,875	1,150,000
Payments on debt	(510,701)	(763,263)	(408,914)
Dividends paid	(51,072)	—	—
Payments to repurchase ordinary shares	(292,274)	(47,843)	(35,175)
Payments of debt financing costs	(13,691)	(33,093)	(8,279)
Net cash (used in)/provided by financing activities	(353,460)	174,918	710,178
Net change in cash and cash equivalents	(483,437)	(153,025)	1,087,861
Cash and cash equivalents, beginning of year	1,708,955	1,861,980	774,119
Cash and cash equivalents, end of year	$1,225,518	$1,708,955	$1,861,980
Supplemental cash flow items:
Cash paid for interest	$188,533	$188,857	$164,494
Cash paid for income taxes	$68,768	$66,642	$65,823
The accompanying notes are an integral part of these financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2019	172,561	$2,212	(14,733)	$(749,421)	$1,725,091	$1,616,357	$(20,484)	$2,573,755
Surrender of shares for tax withholding	—	—	(96)	(2,911)	—	—	—	(2,911)
Stock options exercised	452	5	—	—	15,452	—	—	15,457
Vesting of restricted securities	349	4	—	—	—	(4)	—	—
Repurchase of ordinary shares	—	—	(898)	(35,175)	—	—	—	(35,175)
Retirement of ordinary shares	(96)	(1)	96	2,911	—	(2,910)	—	—
Share-based compensation	—	—	—	—	19,125	—	—	19,125
Net income	—	—	—	—	—	164,286	—	164,286
Other comprehensive loss	—	—	—	—	—	—	(29,051)	(29,051)
Balance as of December 31, 2020	173,266	2,220	(15,631)	(784,596)	1,759,668	1,777,729	(49,535)	2,705,486
Surrender of shares for tax withholding	—	—	(155)	(9,048)	—	—	—	(9,048)
Stock options exercised	707	8	—	—	26,913	—	—	26,921
Vesting of restricted securities	469	6	—	—	—	(6)	—	—
Repurchase of ordinary shares	—	—	(807)	(47,843)	—	—	—	(47,843)
Retirement of ordinary shares	(155)	(2)	155	9,048	—	(9,046)	—	—
Share-based compensation	—	—	—	—	25,663	—	—	25,663
Net income	—	—	—	—	—	363,580	—	363,580
Other comprehensive income	—	—	—	—	—	—	29,975	29,975
Balance as of December 31, 2021	174,287	2,232	(16,438)	(832,439)	1,812,244	2,132,257	(19,560)	3,094,734
Surrender of shares for tax withholding	—	—	(174)	(8,525)	—	—	—	(8,525)
Stock options exercised	572	6	—	—	22,166	—	—	22,172
Vesting of restricted securities	522	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(51,072)	—	(51,072)
Repurchase of ordinary shares	—	—	(6,343)	(292,274)	—	—	—	(292,274)
Retirement of ordinary shares	(174)	(2)	174	8,525	—	(8,523)	—	—
Share-based compensation	—	—	—	—	31,791	—	—	31,791
Net income	—	—	—	—	—	310,685	—	310,685
Other comprehensive loss	—	—	—	—	—	—	3,296	3,296
Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807

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
We are a global industrial technology company that develops, manufactures, and sells sensors and sensor-rich solutions, electrical protection components and systems, and other products that are used in mission-critical systems and applications that create valuable business insights for our customers and end users. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. These actionable insights lead to products that are safer, cleaner, more efficient, more electrified, and increasingly more connected. Our electrical protection portfolio (which includes both components and systems) is comprised of various switches, fuses, battery management systems, inverters, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include vehicle area networks and data collection devices and software, battery storage systems, and power conversion systems, the latter of which include inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
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
Estimates are used when accounting for certain items such as: allowance for doubtful accounts and sales returns; inventory obsolescence; asset impairments (including goodwill and other intangible assets); contingencies; the value of certain equity awards and the measurement of share-based compensation; the determination of accrued expenses; certain asset valuations; accounting for income taxes; the useful lives of plant and equipment; measurement of our post-retirement benefit obligations; and with respect to business combinations, valuation of contingent consideration and the identification, valuation, and determination of useful lives of acquired identifiable intangible assets. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates.

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
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials, which is not considered a distinct performance obligation in accordance with FASB ASC Topic 606. Depending on the product, we generally provide such warranties for a period of three years after the date we ship the product to our original equipment manufacturer ("OEM") customers or for a period of twelve months after the date the customer resells our product to the end consumer, whichever comes first. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit. We do not offer separately priced extended warranty or product maintenance contracts. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may provide additional warranties for longer durations, consistent with differing end market practices, and where our liability is not limited. In addition, many sales take place in situations where commercial or civil codes or other laws would imply various warranties and restrict limitations on liability.
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
Restricted securities are valued using the closing price of our ordinary shares on the New York Stock Exchange (the "NYSE") on the grant date. Certain of our restricted securities include performance conditions, which require us to estimate the probable outcome of the performance condition. Compensation expense is recognized if it is probable that the performance condition will be achieved.
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
Derivative financial instruments
We account for derivative financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement and FASB ASC Topic 815, Derivatives and Hedging. In accordance with FASB ASC Topic 815, we recognize all derivatives on the balance sheet at fair value. The fair value of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected net cash flows of each instrument. These analyses utilize observable market-based inputs, including foreign currency exchange rates and commodity forward curves, and reflect the contractual terms of these instruments, including the period to maturity.
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
In accounting for debt financing transactions, we apply the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments. Our evaluation of the accounting under FASB ASC Subtopic 470-50 is done on a creditor-by-creditor basis in order to determine if the terms of the debt are substantially different and, as a result, whether to apply modification or extinguishment accounting. In the event that an individual holder of existing debt did not invest in new debt, we apply extinguishment accounting. Borrowings associated with individual holders of new debt that are not holders of existing debt are accounted for as new issuances.
Refer to Note 14: Debt for additional information related to our debt instruments and transactions.
Equity Investments
We measure equity investments (other than those accounted for under the equity method, those that result in consolidation of the investee, and certain other investments) either at fair value, with changes to fair value recognized in net income, or, in certain instances, by use of a measurement alternative prescribed in FASB ASC Topic 321, Investments - Equity Securities. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Refer to Note 18: Fair Value Measures for additional information related to our measurement of financial instruments, including equity investments.
Trade accounts receivable
Trade accounts receivable are recognized at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. We estimate an allowance for credit losses on trade accounts receivable at an amount that represents our estimated expected credit losses over the lifetime of our receivables. Our contract terms generally require the customer to make payment shortly after (that is, less than one year) the shipment date. Our largest customer accounted for approximately 6% of our net revenue for the year ended December 31, 2022.
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
Management judgments are used to determine when to charge off uncollectible trade accounts receivable. We base these judgments on the age of the receivable, credit quality of the customer, current economic conditions, and other factors that may affect a customer’s ability and intent to pay. Customers are generally not required to provide collateral for purchases.
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
Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the related reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. Other assets and liabilities, such as debt, cash and cash equivalents, and property, plant and equipment ("PP&E") associated with our corporate offices, are viewed as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.
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
Depending on the specific terms of the leases, our obligations are in two forms: finance leases and operating leases. For both forms of leases, we recognize a related lease liability and right-of-use asset on our consolidated balance sheets. Our lease liabilities are initially measured at the present value of the lease payments not yet paid, discounted using our incremental borrowing rate for a period that is comparable to the remaining lease term. We use our incremental borrowing rate, adjusted for collateralization, because the discount rates implicit in our leases are generally not readily determinable.
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
We also lease certain vehicles and equipment, which generally have a term of one year or less. We have elected to account for leases with a term of one year or less (short-term leases) using a method similar to the operating lease model under FASB ASC Topic 840, Leases (i.e., they are not recorded on the consolidated balance sheets) as permitted by FASB ASC Topic 842.
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
Recently issued accounting standards:
There have been no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
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
We believe that our end markets are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net revenue disaggregated by segment and end market for the years ended December 31, 2022, 2021, and 2020:

	Performance Sensing			Sensing Solutions			Total
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net revenue:
Automotive	$2,071,879	$2,018,056	$1,715,749	$35,772	$44,351	$35,621	$2,107,651	$2,062,407	$1,751,370
HVOR (1)	904,877	829,852	508,061	—	—	—	904,877	829,852	508,061
Industrial	—	—	—	525,443	413,885	336,506	525,443	413,885	336,506
Appliance and HVAC (2)	—	—	—	218,115	243,938	189,782	218,115	243,938	189,782
Aerospace	—	—	—	152,880	134,735	136,167	152,880	134,735	136,167
Other	—	—	—	120,296	135,989	123,692	120,296	135,989	123,692
Net revenue	$2,976,756	$2,847,908	$2,223,810	$1,052,506	$972,898	$821,768	$4,029,262	$3,820,806	$3,045,578
__________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning
In addition, refer to Note 20: Segment Reporting for a presentation of net revenue disaggregated by product category and geographic region.

Contract Assets and Liabilities
Excluding trade receivables, which are presented on our consolidated balance sheets, our contract assets are not material. Contract liabilities, whereby we receive payment from customers related to our promise to satisfy performance obligations in the future, are not material.
4. Share-Based Payment Plans
At our Annual General Meeting held on May 27, 2021, our shareholders approved the Sensata Technologies Holding plc 2021 Equity Incentive Plan (the "2021 Equity Plan"), which replaced the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2021 Equity Plan is substantially similar to the 2010 Equity Plan with some updates based on changes in law and current practices. The purpose of the 2021 Equity Plan is to promote the long-term growth, profitability, and interests of the Company and its shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring our future success. All awards granted subsequent to this approval were made under the 2021 Equity Plan. The 2010 Equity Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding in accordance with their terms. As of December 31, 2022, there were 5.0 million ordinary shares available for grants of awards under the 2021 Equity Plan.
Refer to Note 2: Significant Accounting Policies for additional information related to our share-based compensation accounting policies.
Share-Based Compensation Awards
We grant restricted stock unit ("RSU") and performance-based restricted stock unit ("PRSU") awards. We no longer grant stock option awards, with the last grants of option awards made in the year ended December 31, 2019. Throughout this Annual Report on Form 10-K, RSU and PRSU awards are often referred to collectively as "restricted securities." Share-based compensation awards granted prior to May 27, 2021 were made under the 2010 Equity Plan, with all subsequent awards granted under the 2021 Equity Plan.
For option and RSU awards, vesting is typically subject only to service conditions. For PRSU awards, vesting is also subject to service conditions, however the number of awarded units that ultimately vest also depends on the attainment of certain predefined performance criteria. Our awards include continued vesting provisions for retirement-eligible employees.
Options
A summary of stock option activity for the years ended December 31, 2022, 2021, and 2020 is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Number of Options (thousands)	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	3,464	$41.19	5.0	$44,696
Forfeited or expired	(155)	$48.30
Exercised	(452)	$34.22		$5,117
Balance as of December 31, 2020	2,857	$41.90	4.4	$31,955
Forfeited or expired	(15)	$49.93
Exercised	(707)	$38.07		$14,264
Balance as of December 31, 2021	2,135	$43.11	3.9	$39,660
Forfeited or expired	(36)	$50.45
Exercised	(572)	$38.80		$8,265
Balance as of December 31, 2022	1,527	$44.55	3.3	$1,802
Options vested and exercisable as of December 31, 2022	1,460	$44.44	3.2	$1,802
Vested and expected to vest as of December 31, 2022	1,523	$44.55	3.3	$1,802

A summary of the status of our unvested options as of December 31, 2022 and of the changes during the year then ended is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Number of Options (thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2021	194	$18.40
Vested during the year	(119)	$12.01
Forfeited during the year	(4)	$13.68
Balance as of December 31, 2022	71	$29.46
The fair value of stock options that vested during the years ended December 31, 2022, 2021, and 2020 was $1.4 million, $2.5 million, and $4.4 million, respectively.
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
We did not grant any options in the years ended December 31, 2022, 2021 or 2020.
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
A summary of restricted securities granted in the years ended December 31, 2022, 2021, and 2020 is presented below:

			Percentage Range of Units That May Vest (1)
			0.0% to 172.5%		0.0% to 200.0%
(Awards in thousands)	RSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value
2022	618	$49.68	231	$50.12	194	$48.33
2021	413	$58.29	170	$58.56	76	$57.04
2020	806	$29.06	401	$28.22	—	$—
__________________________
(1)    Represents the percentage range of PRSU award units granted that may vest according to the terms of the awards. The amounts presented within this table do not reflect our current assessment of the probable outcome of vesting based on the achievement or expected achievement of performance conditions.
Compensation expense for the year ended December 31, 2022 reflects our estimate of the probable outcome of the performance conditions associated with the PRSU awards granted in the years ended December 31, 2022, 2021, and 2020.

A summary of activity related to outstanding restricted securities for the years ended December 31, 2022, 2021, and 2020 is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Restricted Securities (thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2019	1,105	$47.51
Granted	1,207	$28.78
Forfeited	(284)	$37.89
Vested	(349)	$43.54
Balance as of December 31, 2020	1,679	$36.49
Granted	659	$58.21
Forfeited	(348)	$41.00
Vested	(469)	$38.36
Balance as of December 31, 2021	1,521	$43.31
Granted	1,043	$49.53
Forfeited	(287)	$46.96
Vested	(522)	$42.40
Balance as of December 31, 2022	1,755	$46.68
Aggregate intrinsic value information for restricted securities as of December 31, 2022, 2021, and 2020 is presented below:

	As of December 31,
	2022	2021	2020
Outstanding	$70,941	$93,830	$88,534
Expected to vest	$55,235	$69,798	$58,675
The weighted-average remaining periods over which the restrictions will lapse as of December 31, 2022, 2021, and 2020 are as follows:

	As of December 31,
	2022	2021	2020
Outstanding	1.2	1.0	1.1
Expected to vest	1.2	1.0	1.1
The expected to vest restricted securities are calculated based on the application of a forfeiture rate assumption to all outstanding restricted securities as well as our assessment of the probability of meeting the required performance conditions that pertain to the PRSU awards.
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the consolidated statements of operations, for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Stock options	$632	$1,389	$2,868
Restricted securities	31,159	24,274	16,257
Share-based compensation expense	$31,791	$25,663	$19,125
In the years ended December 31, 2022, 2021, and 2020, we recognized $3.8 million, $3.2 million, and $2.5 million, respectively, of income tax benefit associated with share-based compensation expense.

The table below presents unrecognized compensation expense at December 31, 2022 for each class of award and the remaining expected term for this expense to be recognized:

	Unrecognized Compensation Expense	Expected Recognition (years)
Options	$1,687	0.1
Restricted securities	36,539	1.3
Total unrecognized compensation expense	$38,226
5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Q2 2020 Global Restructure Program, net	$—	$7,120	$24,458
Other restructuring charges
Severance costs, net	19,112	4,504	3,042
Facility and other exit costs	5,464	2,433	1,323
Gain on sale of Qinex Business (1)	(135,112)	—	—
Acquisition-related compensation arrangements (2)	48,864	—	—
Other (3)	(5,028)	885	4,271
Restructuring and other charges, net	$(66,700)	$14,942	$33,094
__________________________
(1)    Refer to Note 21: Acquisitions and Divestitures for additional information on the sale of various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business").
(2)    Refer to Note 21: Acquisitions and Divestitures for additional information regarding our acquisition-related compensation arrangements.
(3)    Represents charges that are not included in one of the other classifications. The year ended December 31, 2022 primarily includes transaction-related charges to sell the Qinex Business, partially offset by gains related to changes in the fair value of acquisition-related contingent consideration amounts. Refer to Note 21: Acquisitions and Divestitures for additional information. In the year ended December 31, 2020, we settled intellectual property litigation brought against August Cayman Company, Inc. ("Schrader”) by Wasica Finance GmbH ("Wasica") and released $11.7 million of the related liability, which is presented in restructuring and other charges, net. This release largely offset a charge of $12.1 million resulting from a prejudgment interest-related award granted by the court on behalf of Wasica in fiscal year 2020.
On June 30, 2020, in response to the potential long-term impact of the global financial and health crisis caused by the COVID-19 pandemic on our business, we committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”) consisting of voluntary and involuntary reductions-in-force and certain site closures. The Q2 2020 Global Restructure Program was commenced in order to align our cost structure to the then anticipated future demand outlook. We have completed all actions contemplated thereunder, with approximately 840 positions impacted. We recognized total cumulative costs of $33.2 million under the Q2 2020 Global Restructure Program, of which $28.4 million related to severance charges and $4.8 million related to facility and other exit costs.

Charges recognized in the years ended December 31, 2021 and 2020 resulting from the Q2 2020 Global Restructure Program are presented by impacted segment below. However, as discussed in Note 20: Segment Reporting, restructuring and other charges, net are excluded from segment operating income. There were no charges recognized in the year ended December 31, 2022.

	For the year ended December 31,
	2021	2020
Performance Sensing (1)	$2,584	$9,073
Sensing Solutions (2)	5,898	6,445
Corporate and other	(1,362)	8,940
Q2 2020 Global Restructure Program, net	$7,120	$24,458
__________________________
(1)    Approximately $1.2 million of these charges for the year ended December 31, 2021 relate to site closures. There were no site closures in the Performance Sensing reportable segment in the year ended December 31, 2020.
(2)    Approximately $3.8 million and $0.6 million of these charges for the years ended December 31, 2021 and 2020, respectively, relate to site closures.
The following table presents a rollforward of the severance portion of our restructuring obligations for the years ended December 31, 2022 and 2021:

	Q2 Plan	Other	Total
Balance as of December 31, 2020	$10,842	$4,037	$14,879
Charges, net of reversals	2,181	4,504	6,685
Payments	(8,993)	(5,145)	(14,138)
Foreign currency remeasurement	(177)	(16)	(193)
Balance as of December 31, 2021	3,853	3,380	7,233
Charges, net of reversals	(660)	19,772	19,112
Payments	(3,155)	(14,479)	(17,634)
Foreign currency remeasurement	(16)	(78)	(94)
Balance as of December 31, 2022	$22	$8,595	$8,617
The severance portion of our restructuring obligations for each period presented was entirely recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note 12: Accrued Expenses and Other Current Liabilities.
6. Other, Net
The following table presents the components of other, net for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Currency remeasurement (loss)/gain on net monetary assets (1)	$(18,155)	$3,449	$10,833
Gain/(loss) on foreign currency forward contracts (2)	4,324	(7,553)	(6,762)
(Loss)/gain on commodity forward contracts (2)	(3,350)	(2,967)	10,027
Loss on debt financing (3)	(5,468)	(30,066)	—
Mark-to-market loss on investments, net (4)	(75,569)	—	—
Net periodic benefit cost, excluding service cost	(5,125)	(7,528)	(9,980)
Other	8,725	4,633	(4,457)
Other, net	$(94,618)	$(40,032)	$(339)
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
(4)    Primarily reflects a mark-to-market loss on our investment in Quanergy Systems, Inc. ("Quanergy"). Refer to Note 18: Fair Value Measures for additional information.
7. Income Taxes
Refer to Note 2: Significant Accounting Policies for detailed discussion of the accounting policies related to income taxes.
Income before taxes
Income before taxes for the years ended December 31, 2022, 2021, and 2020 was categorized by jurisdiction as follows:

	U.S.	Non-U.S.	Total
2022	$(66,899)	$463,601	$396,702
2021	$39,947	$373,970	$413,917
2020	$(80,856)	$246,497	$165,641
Provision for income taxes
Provision for income taxes for the years ended December 31, 2022, 2021, and 2020 comprised provisions for (or benefits from) income tax by jurisdiction as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
2022
Current	$2,111	$81,912	$2,775	$86,798
Deferred	3,699	(4,865)	385	(781)
Total	$5,810	$77,047	$3,160	$86,017
2021
Current	$1,005	$54,401	$201	$55,607
Deferred	6,261	(12,747)	1,216	(5,270)
Total	$7,266	$41,654	$1,417	$50,337
2020
Current	$(2,624)	$48,572	$307	$46,255
Deferred	(14,776)	(34,252)	4,128	(44,900)
Total	$(17,400)	$14,320	$4,435	$1,355
Effective tax rate reconciliation
The principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the year ended December 31,
	2022	2021	2020
Tax computed at statutory rate of 21%	$83,307	$86,923	$34,785
Foreign tax rate differential	(44,327)	(30,485)	(21,994)
Valuation allowances	15,679	20,512	8,869
Withholding taxes not creditable	12,337	13,259	12,198
Research and development incentives	(10,834)	(11,067)	(7,408)
Unrealized foreign currency exchange losses/gains, net	9,306	(6,137)	2,650
Dispositions and capital restructurings	4,496	—	(54,188)
Change in tax laws or rates	2,611	(7,070)	11,229
U.S. state taxes, net of federal benefit	2,496	1,119	3,504
Reserve for tax exposure	1,315	(16,330)	(171)
Nontaxable items and other	9,631	(387)	11,881
Provision for income taxes	$86,017	$50,337	$1,355

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
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions. From 2020 through 2022, a subsidiary in Changzhou, China was eligible for a reduced corporate income tax rate of 15%. The impact on current tax expense of the tax holidays and exemptions is included in the foreign tax rate differential disclosure, reconciling the statutory rate to our effective rate. The remeasurement of the deferred tax assets and liabilities is included in the change in tax laws or rates caption.
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
Dispositions and capital restructuring
The increase of $4.5 million in our effective tax rate for the year ended December 31, 2022 was due to the tax accounting impacts of the divestiture of the Qinex Business, partially offset by separate intangible property transfers. For the year ended December 31, 2020, the decrease in our effective tax rate was due to a net $54.2 million deferred tax benefit in the fourth quarter of 2020 related to intangible property transfers.

Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss, interest expense, and other carryforwards	$379,036	$393,724
Prepaid and accrued expenses	48,540	55,794
Intangible assets and goodwill	67,330	87,830
Pension liability and other	9,801	11,278
Property, plant and equipment	15,042	16,290
Share-based compensation	7,862	8,421
Inventories and related reserves	17,329	10,767
Unrealized exchange loss	17,645	805
Total deferred tax assets	562,585	584,909
Valuation allowance	(249,525)	(225,919)
Net deferred tax asset	313,060	358,990
Deferred tax liabilities:
Intangible assets and goodwill	(489,169)	(493,787)
Tax on undistributed earnings of subsidiaries	(60,535)	(68,384)
Operating lease right of use assets	(6,803)	(9,360)
Property, plant and equipment	(14,309)	(14,506)
Unrealized exchange gain	(6,298)	(7,198)
Total deferred tax liabilities	(577,114)	(593,235)
Net deferred tax liability	$(264,054)	$(234,245)
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

The total valuation allowance increased $23.6 million and $23.8 million in the years ended December 31, 2022 and 2021, respectively. As a result of changes in interest limitation rules in the Netherlands that became effective in 2021, we recorded a valuation allowance against our interest carryforwards in this jurisdiction in the year ended December 31, 2021. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2022 will be allocated to income tax benefit recognized in the consolidated statements of operations.
As of December 31, 2022, we have U.S. federal net operating loss carryforwards of $828.0 million, of which $246.5 million will expire from 2028 to 2037, and $581.5 million do not expire. We have state net operating loss carryforwards with limited and unlimited lives. Our limited life state net operating losses will expire beginning in 2023. As of December 31, 2022, we have suspended interest expense carryforwards of $418.9 million, which have an unlimited life. We also have net operating loss carryforwards in foreign jurisdictions of $576.5 million, which will begin to expire in 2023.
Unrecognized tax benefits
A reconciliation of the amount of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2022	2021	2020
Balance at beginning of year	$223,791	$201,410	$117,591
Increases related to current year tax positions	4,997	3,574	46,329
Increases related to prior year tax positions	1,312	37,869	43,082
(Decreases)/increases related to business combinations	(883)	1,370	—
Decreases related to settlements with tax authorities	—	(11,015)	(5,183)
Decreases related to prior year tax positions	(3,097)	(8,363)	(1,294)
Decreases related to lapse of applicable statute of limitations	(743)	(483)	(452)
Changes related to foreign currency exchange rates	(789)	(571)	1,337
Balance at end of year	$224,588	$223,791	$201,410
We recognize interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. The following table presents the expense/(income) related to such interest and penalties recognized in the consolidated statements of operations during the years ended December 31, 2022, 2021, and 2020, and the amount of interest and penalties recorded on the consolidated balance sheets as of December 31, 2022 and 2021:

	Statements of Operations			Balance Sheets
	For the year ended December 31,			As of December 31,
(In millions)	2022	2021	2020	2022	2021
Interest	$0.5	$(0.1)	$0.4	$2.1	$1.6
Penalties	$0.1	$0.0	$0.2	$0.5	$0.4
At December 31, 2022, we anticipate that the liability for unrecognized tax benefits could decrease by up to $41.0 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2022 that if recognized would impact our effective tax rate is $174.8 million.
Our major tax jurisdictions include Belgium, Bulgaria, China, France, Germany, Japan, Malaysia, Malta, Mexico, the Netherlands, South Korea, the U.K., and the U.S. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2006 through 2022.
Indemnifications
We have various indemnification provisions in place with parties including Honeywell (sellers of First Technology Automotive and Special Products), the Terence Richard Prime Trust dated August 10, 1999 and John Christopher Lakey (sellers of Elastic M2M, Inc.), John Milios (seller of Sendyne Corp.), the former stockholders of SmartWitness Holdings, Inc., and the sellers of Xirgo Technologies Intermediate Holdings, LLC and Xirgo Holdings, Inc., whereby such provisions provide for the reimbursement of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses.

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2022, 2021, and 2020, the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Basic weighted-average ordinary shares outstanding	155,253	158,166	157,373
Dilutive effect of stock options	212	640	275
Dilutive effect of unvested restricted securities	462	564	486
Diluted weighted-average ordinary shares outstanding	155,927	159,370	158,134
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

	For the year ended December 31,
(In thousands)	2022	2021	2020
Anti-dilutive shares excluded	1,115	6	1,575
Contingently issuable shares excluded	1,294	1,029	995
9. Inventories
The following table presents the components of inventories as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Finished goods	$202,531	$201,424
Work-in-process	117,691	101,558
Raw materials	324,653	285,249
Inventories	$644,875	$588,231
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to inventories.
10. Property, Plant and Equipment, Net
PP&E, net as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Land	$17,881	$17,972
Buildings and improvements	300,288	285,113
Machinery and equipment	1,634,371	1,534,166
Total property, plant and equipment	1,952,540	1,837,251
Accumulated depreciation	(1,111,721)	(1,016,318)
Property, plant and equipment, net	$840,819	$820,933
Depreciation expense for PP&E, including amortization of leasehold improvements and depreciation of assets under finance leases, totaled $127.2 million, $125.0 million, and $125.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

PP&E, net as of December 31, 2022 and 2021 included the following assets under finance leases:

	As of December 31,
	2022	2021
Assets under finance leases in property, plant and equipment	$49,714	$49,714
Accumulated depreciation	(29,442)	(27,821)
Assets under finance leases in property, plant and equipment, net	$20,272	$21,893
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to PP&E, net.
11. Goodwill and Other Intangible Assets, Net
The following table presents the changes in net goodwill by segment for the years ended December 31, 2022 and 2021.

	Performance Sensing	Sensing Solutions	Total
Balance as of December 31, 2020	$2,189,771	$921,578	$3,111,349
Acquisitions	290,827	99,887	390,714
Balance as of December 31, 2021	2,480,598	1,021,465	3,502,063
Acquisitions	30,873	423,288	454,161
Divestiture of Qinex Business	—	(45,000)	(45,000)
Balance as of December 31, 2022	$2,511,471	$1,399,753	$3,911,224
At each of December 31, 2022, 2021, and 2020, accumulated goodwill impairment related to Performance Sensing and Sensing Solutions was $0.0 million and $18.5 million, respectively. Refer to Note 21: Acquisitions and Divestitures for additional information related to goodwill acquired and written off as a result of our recent acquisitions and the divestiture of the Qinex Business, respectively.
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
We own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets as they have each been in continuous use for almost 75 years and we have no plans to discontinue using either of them. We have recorded $59.1 million and $9.4 million, respectively, on our consolidated balance sheets related to these tradenames. In addition, in the year ended December 31, 2020, we recognized indefinite-lived intangible assets of $6.9 million related to in-process research & development acquired in a fiscal year 2020 business combination transaction.
Effective July 1, 2021, we reorganized our Sensing Solutions operating segment, which resulted in realignment of our reporting units. As a result of this reorganization, our electrical protection product category that includes high-voltage contactors, inverters, rectifiers, and battery management systems was moved to a new reporting unit, Clean Energy Solutions. The remaining portions of our Electrical Protection, Industrial Sensing, Power Management, and Interconnection reporting units were consolidated into a new reporting unit, Industrial Solutions. This reorganization had no impact on our Aerospace reporting unit. Accordingly, as of October 1, 2021, we had five reporting units, Automotive, HVOR, Industrial Solutions, Aerospace, and Clean Energy Solutions.
With the acquisition of SmartWitness Holdings, Inc. ("SmartWitness") in the fourth quarter of 2021, we formed Sensata INSIGHTS, a business unit organized under the HVOR operating segment, to drive growth of our smart and connected offerings to the transportation market, including both those developed organically and through the acquisition of Xirgo Technologies, LLC ("Xirgo") and SmartWitness. We concluded that Sensata INSIGHTS was a separate reporting unit from HVOR. There have been no subsequent changes to our reporting units. Accordingly, as of October 1, 2022, we had six reporting units, Automotive, HVOR, Sensata INSIGHTS, Industrial Solutions, Aerospace, and Clean Energy Solutions.

In July 2022, we sold the Qinex Business, which had previously been consolidated into the Industrial Solutions reporting unit. Upon closing of the sale, we transferred approximately $70 million of assets (including allocated goodwill of $45 million) and $2 million of liabilities to the buyer. Refer to Note 21: Acquisitions and Divestitures for additional information on this transaction.
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
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2022 using a quantitative analysis for each reporting unit, under which a discounted cash flow analysis is prepared to determine whether the fair value of the reporting unit is less than its carrying value. Based on these analyses, we have determined that as of October 1, 2022, the fair value of each of our reporting units and indefinite-lived intangible assets exceeded their carrying values.
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our reporting units to be at risk of failing the goodwill impairment test.
The following tables outline the components of definite-lived intangible assets as of December 31, 2022 and 2021:

	As of December 31, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies (2)	13	$1,017,911	$(684,181)	$(2,430)	$331,300
Customer relationships (2)(3)	12	2,092,088	(1,586,454)	(12,144)	493,490
Tradenames (3)	18	107,577	(24,575)	—	83,002
Capitalized software and other (1)	7	74,163	(57,603)	—	16,560
Total	12	$3,291,739	$(2,352,813)	$(14,574)	$924,352

	As of December 31, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	14	$917,929	$(626,490)	$(2,430)	$289,009
Customer relationships	12	2,095,735	(1,575,902)	(12,144)	507,689
Tradenames	19	77,484	(23,544)	—	53,940
Capitalized software and other (1)	7	72,180	(51,457)	—	20,723
Total	12	$3,163,328	$(2,277,393)	$(14,574)	$871,361
__________________________
(1)    During the year ended December 31, 2022, we retired approximately $2.2 million of capitalized software that was not in use, along with approximately $0.5 million of associated accumulated amortization. During the year ended December 31, 2021, we wrote off approximately $2.4 million of fully-amortized capitalized software that was not in use.
(2)    During the year ended December 31, 2022, we disposed of the Qinex Business, which included approximately $4.2 million and $26.5 million of fully amortized completed technologies and customer relationships, respectively.
(3)    During the year ended December 31, 2022, we wrote-off approximately $43.1 million and $4.1 million of fully-amortized customer relationships and tradenames, respectively, that were not in use.

The following table outlines amortization of definite-lived intangible assets for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Acquisition-related definite-lived intangible assets	$147,110	$125,982	$122,915
Capitalized software	6,677	8,147	6,634
Amortization of intangible assets	$153,787	$134,129	$129,549
The table below presents estimated amortization of definite-lived intangible assets for each of the next five years:

For the year ended December 31,
2023	$153,685
2024	$138,980
2025	$113,824
2026	$95,916
2027	$82,327
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Accrued compensation and benefits	$85,995	$98,839
Accrued interest	50,146	45,123
Foreign currency and commodity forward contracts	10,652	5,591
Current portion of operating lease liabilities	9,971	11,035
Accrued severance	8,617	7,233
Current portion of pension and post-retirement benefit obligations	2,504	2,554
Other accrued expenses and current liabilities	179,057	173,441
Accrued expenses and other current liabilities	$346,942	$343,816
13. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans. Refer to Note 2: Significant Accounting Policies for discussion of our accounting policies related to our pension and other post-retirement benefit plans.
The total net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the years ended December 31, 2022, 2021, and 2020 were $9.1 million, $11.6 million, and $13.5 million, respectively. Components of net periodic benefit cost other than service cost are presented in other, net in the consolidated statements of operations. Refer to Note 6: Other, Net.

The following table presents changes in the benefit obligation and plan assets for our defined benefit and other post-retirement benefit plans in total for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Change in benefit obligation:
Beginning balance	$108,511	$129,627
Service cost	3,897	4,070
Interest cost	2,485	2,223
Plan participants’ contributions	562	698
Actuarial (gain)/loss	(11,710)	1,163
Curtailment loss/(gain)	466	(1,368)
Benefits paid	(12,436)	(20,467)
Divestiture	(997)	—
Foreign currency remeasurement	(6,327)	(7,435)
Ending balance	$84,451	$108,511
Change in plan assets:
Beginning balance	$67,199	$78,127
Actual return on plan assets	(8,606)	2,635
Employer contributions	4,368	10,961
Plan participants’ contributions	562	698
Benefits paid	(12,436)	(20,467)
Foreign currency remeasurement	(5,226)	(4,755)
Ending balance	$45,861	$67,199
Funded status at end of year	$(38,590)	$(41,312)
Accumulated benefit obligation at end of year	$72,468	$95,213
14. Debt
Our long-term debt, net and finance lease and other financing obligations as of December 31, 2022 and 2021 consisted of the following:

		As of December 31,
	Maturity Date	2022	2021
Term Loan (1)	September 20, 2026	$446,834	$451,465
4.875% Senior Notes (2)	October 15, 2023	—	500,000
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	—
Less: debt discount, net of premium		(3,360)	(5,207)
Less: deferred financing costs		(29,916)	(26,682)
Less: current portion (1)		(254,630)	(4,630)
Long-term debt, net		$3,958,928	$4,214,946
Finance lease and other financing obligations		$26,583	$28,767
Less: current portion		(1,841)	(2,203)
Finance lease and other financing obligations, less current portion		$24,742	$26,564
_______________________________

(1)    On February 6, 2023, we prepaid $250.0 million of outstanding principal on our Term Loan balance. Accordingly, that portion of the term loan principal balance has been presented in current portion of long-term debt on our consolidated balance sheet as of December 31, 2022.
(2)    The 4.875% Senior Notes were redeemed on September 28, 2022.
Fiscal year 2022 transactions
On June 23, 2022, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies, Inc. ("STI"), Sensata Technologies Intermediate Holding B.V. ("STIHBV"), and Sensata Technologies B.V. (“STBV”), entered into an amendment (the “Eleventh Amendment”) to (i) the credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement”), and (ii) the Foreign Guaranty, dated as of May 12, 2011. Refer to discussion under the heading Secured Credit Facility below for additional information regarding the Eleventh Amendment.
On August 29, 2022, STBV completed the issuance and sale of $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes"). The 5.875% Senior Notes bear interest at 5.875% per year and mature on September 1, 2030. Interest is payable semi-annually on September 1 and March 1 of each year, commencing on March 1, 2023. The 5.875% Senior Notes were issued under an indenture dated as of August 29, 2022, among STBV, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "5.875% Senior Notes Indenture"). The 5.875% Senior Notes are guaranteed by each of STBV's wholly-owned subsidiaries that is a borrower or guarantor under the senior secured credit facilities (the "Senior Secured Credit Facilities") of STI and an issuer or a guarantor under our existing senior notes as follows: STBV's $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes"), $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), and $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"); and STI's $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes") and $750 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes"). Refer to discussion under the heading Senior Notes below for additional information regarding the issuance of the 5.875% Senior Notes.
On September 28, 2022, we redeemed in full the $500.0 million aggregate principal amount outstanding on our 4.875% senior notes due 2023 (the "4.875% Senior Notes") in accordance with the terms of the indenture under which the 4.875% Senior Notes were issued, at a price of 101.0% of the aggregate principal amount of the outstanding 4.875% Senior Notes (which includes the applicable premium), plus accrued and unpaid interest to (but not including) the redemption date.
Fiscal Year 2021 transactions
On March 5, 2021, we redeemed the $750.0 million aggregate principal amount outstanding on the 6.25% senior notes due 2026 (the "6.25% Senior Notes") in accordance with the terms of the indenture under which the 6.25% Senior Notes were issued and the terms of the notice of redemption, at a redemption price equal to 103.125% of the aggregate principal amount of the outstanding 6.25% Senior Notes, plus accrued and unpaid interest to (but not including) the redemption date. In addition to the $750.0 million aggregate principal amount outstanding, at redemption we paid a premium of $23.4 million and accrued interest of $2.6 million.
On March 29, 2021, our indirect, wholly-owned subsidiary, STBV, completed the issuance and sale of $750.0 million aggregate principal amount of 4.0% senior notes due 2029, issued under an indenture dated as of March 29, 2021 among STBV, as issuer, The Bank of New York Mellon, as trustee (the "Trustee"), and our guarantor subsidiaries (the "Guarantors") named therein (the "4.0% Senior Notes Indenture"). On April 8, 2021, STBV completed the issuance and sale of an additional $250.0 million in aggregate principal amount of 4.0% senior notes due 2029, which were priced at 100.75% and were issued pursuant to the 4.0% Senior Notes Indenture, as supplemented by the First Supplemental Indenture, dated as of April 8, 2021, among STBV, the Guarantors, and the Trustee. The 4.0% senior notes due 2029 issued in March 2021 have the same terms as those issued in April 2021, other than with respect to the date of issuance and the issue price. The two issuances of 4.0% senior notes are consolidated and form a single class of 4.0% Senior Notes due 2029.
Refer to discussion under the heading Senior Notes below for additional information regarding these transactions.

Secured Credit Facility
The Credit Agreement provides for the Senior Secured Credit Facilities, consisting of a term loan facility (the "Term Loan"), a revolving credit facility, and incremental availability under which additional secured credit facilities could be issued under certain circumstances. All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all present and future property and assets of STBV and its guarantor subsidiaries.
On June 23, 2022, we entered into the Eleventh Amendment, which amended the Credit Agreement as follows: (i) increased the aggregate principal amount of the revolving credit facility under the Credit Agreement (the "Revolving Credit Facility") to $750.0 million; (ii) extended the maturity date of the Revolving Credit Facility to June 23, 2027 (which could be accelerated to June 22, 2026 if, prior to June 22, 2026, the Term Loan is not refinanced with a maturity date that is on or after June 23, 2027); (iii) released the Foreign Guarantors (as defined in the Credit Agreement), excluding STBV, from their obligations to guarantee the obligations of STI and the other Loan Parties (as defined in the Credit Agreement) relating to the Revolving Credit Facility and certain related obligations, subject to an obligation to reinstate such guaranties under certain conditions; (iv) replaced the LIBOR-based interest rates referenced by the Credit Agreement regarding revolving credit loans to (a) for revolving credit loans denominated in U.S. dollars, an interest rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York and (b) for revolving credit loans denominated in pounds sterling, an interest rate based on the Sterling Overnight Index Average ("SONIA"); and (v) certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement were modified to provide STI and its affiliates increased flexibility and permissions thereunder.
The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2022.
Term Loan
The principal amount of the Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the Term Loan upon completion of the tenth amendment of the Credit Agreement entered into on September 20, 2019 (the "Tenth Amendment,") with the balance due at maturity.
In accordance with the terms of the Credit Agreement, as of December 31, 2022, the Term Loan may, at our option, be maintained from time to time as a Base Rate loan or a Eurodollar Rate loan (each as defined in the Credit Agreement), with each representing a different determination of interest rates. The interest rate margins for the Term Loan are fixed at, and as of December 31, 2022 were, 0.75% and 1.75% for Base Rate loans and Eurodollar Rate loans, respectively, subject to floors of 1.00% and 0.00% for Base Rate loans and Eurodollar Rate loans, respectively. As of December 31, 2022, we maintained the Term Loan as a Eurodollar Rate loan, which accrued interest at 5.87%. On January 4, 2023, we entered into an amendment to the Credit Agreement (the “Twelfth Amendment”) that will change the referenced rates related to the Term Loan to the SOFR and SONIA, effective in April 2023.
Revolving Credit Facility
In accordance with the terms of the Credit Agreement, borrowings under the Revolving Credit Facility may, at our option, be maintained from time to time as Base Rate loans, Term SOFR loans, or Daily Simple SONIA loans (each as defined in the Credit Agreement), with each representing a different determination of interest rates. The interest rate margins and letter of credit fees under the Revolving Credit Facility are as follows (each depending on our senior secured net leverage ratio): (i) the interest rate margin for Base Rate loans range from 0.00% to 0.50%; (ii) the interest rate margin for Term SOFR and Daily Simple SONIA loans range from 1.00% to 1.50%; and (iii) the letter of credit fees range from 0.875% to 1.375%.
We are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.125% to 0.250%, depending on our senior secured net leverage ratios.
As of December 31, 2022, there was $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2022, no amounts had been drawn against these outstanding letters of credit. Availability under the Revolving Credit Facility may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes.

Senior Notes
We have various tranches of senior unsecured notes outstanding as of December 31, 2022. Information regarding these senior notes (together, the "Senior Notes") is included in the following table. The Senior Notes were issued under indentures (the "Senior Notes Indentures") among the issuers listed in the table below, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named in the respective Senior Notes Indentures.

	5.625% Senior Notes	5.0% Senior Notes	4.375% Senior Notes	3.75% Senior Notes	4.0% Senior Notes	5.875% Senior Notes
Aggregate principal amount	$400,000	$700,000	$450,000	$750,000	$1,000,000	$500,000
Interest rate	5.625%	5.000%	4.375%	3.750%	4.000%	5.875%
Issue price	100.000%	100.000%	100.000%	100.000%	Various (1)	100.000%
Issuer	STBV	STBV	STI	STI	STBV	STBV
Issue date	October 2014	March 2015	September 2019	August 2020	Various (1)	August 2022
Interest due	May 1	April 1	February 15	February 15	April 15	September 1
Interest due	November 1	October 1	August 15	August 15	October 15	March 1
__________________________
(1)    On March 29, 2021, we issued $750.0 million of 4.0% Senior Notes that were priced at 100.00%. On April 8, 2021, we issued $250.0 million of 4.0% Senior Notes that were priced at 100.75%.
Redemption - General
Upon the occurrence of certain specific change in control events, we will be required to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
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
Except as described below with respect to the 4.375% Senior Notes, 3.75% Senior Notes, the 4.0% Senior Notes, and the 5.875% Senior Notes, at any time, and from time to time, we may optionally redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the date of redemption, plus a "make-whole" premium set forth in the relevant Senior Notes Indenture.
Redemption - 4.375% Senior Notes
The "make-whole" premium will not be payable with respect to any such redemption of the 4.375% Senior Notes on or after November 15, 2029.
Redemption - 3.75% Senior Notes
The "make-whole" premium will not be payable with respect to any such redemption of the 3.75% Senior Notes on or after February 15, 2026. On or after such date, we may optionally redeem the 3.75% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date:

Period beginning February 15,	Price
2026	101.875%
2027	100.938%
2028 and thereafter	100.000%

Redemption - 4.0% Senior Notes
The "make-whole" premium will not be payable with respect to any such redemption of the 4.0% Senior Notes on or after April 15, 2024. On or after such date, we may optionally redeem the 4.0% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date:

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
Redemption - 5.875% Senior Notes
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

Restrictions and Covenants
As of December 31, 2022, STBV and all of its subsidiaries were subject to certain restrictive covenants under the Credit Agreement and the Senior Notes Indentures. Under certain circumstances, STBV is permitted to designate a subsidiary as "unrestricted" for purposes of the Credit Agreement, in which case the restrictive covenants thereunder will not apply to that subsidiary; the Senior Notes Indentures do not contain such a permission. STBV has not designated any subsidiaries as unrestricted. The net assets of STBV subject to these restrictions totaled $2.9 billion at December 31, 2022.
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
•or enter into certain burdensome contractual obligations.
In addition, under the Credit Agreement, STBV and its subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 20% of the commitments under the Revolving Credit Facility.
Senior Notes Indentures
The Senior Notes Indentures contain restrictive covenants (subject to important exceptions and qualifications set forth in the Senior Notes Indentures) that limit the ability of STBV and its subsidiaries to, among other things: incur liens; incur or guarantee indebtedness without guaranteeing the Senior Notes; engage in sale and leaseback transactions; or effect mergers or consolidations, or sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of the assets of STBV and its subsidiaries.
Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and provided no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer assigned an investment grade rating by either rating agency or an event of default has occurred and is continuing at such time. As of December 31, 2022, none of the Senior Notes were assigned an investment grade rating by either rating agency.
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
Compliance with Financial and Non-Financial Covenants
We were in compliance with all of the financial and non–financial covenants and default provisions associated with our indebtedness as of December 31, 2022 and for the fiscal year then ended.
Accounting for Debt Financing Transactions
In the year ended December 31, 2022, in connection with the entry into the Eleventh Amendment, we recognized $2.7 million of deferred financing costs, which are presented as a reduction of long-term debt on our consolidated balance sheets. In connection with the issuance of the 5.875% Senior Notes, we capitalized $6.1 million of deferred financing costs, which are presented on the consolidated balance sheets as a reduction of long-term debt. In connection with the redemption of the 4.875% Senior Notes, we recognized a loss of $5.5 million, presented in other, net, related to the write-off of unamortized deferred financing costs and debt discounts.
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
The following table presents the remaining mandatory principal repayments of long-term debt, excluding finance lease payments, other financing obligations, and discretionary repurchases of debt, in each of the years ended December 31, 2023 through 2027 and thereafter. On February 6, 2023, we prepaid $250.0 million of outstanding principal on our Term Loan, which has been reflected below as paid in 2023.

For the year ended December 31,	Aggregate Maturities
2023	$254,630
2024	404,630
2025	704,630
2026	182,944
2027	—
Thereafter	2,700,000
Total long-term debt principal payments	$4,246,834

15. Commitments and Contingencies
Non-cancelable purchase agreements exist with various suppliers, primarily for services such as information technology ("IT") support. The terms of these agreements are fixed and determinable. As of December 31, 2022, we had the following purchase commitments, presented by expected payment dates:

For the year ending December 31,
2023	$77,671
2024	11,227
2025	4,238
2026	2,460
2027	1,022
Thereafter	96
Total purchase commitments	$96,714
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
Pending Litigation and Claims:
There are no material pending litigation or claims outstanding as of December 31, 2022.
16. Shareholders' Equity
Cash Dividends
In the year ended December 31, 2022, we paid three quarterly dividends totaling $0.33 per share, or $51.1 million in the aggregate.

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
In July 2019 our Board of Directors authorized a $500.0 million share repurchase program (the "July 2019 Program"). On April 2, 2020, we announced a temporary suspension of the July 2019 Program. At the time of this announcement, approximately $302.3 million remained available under this program. We resumed repurchasing shares under the July 2019 Program in November 2021, and during the year ended December 31, 2021, we repurchased approximately 0.8 million shares for $47.8 million (an average price of $59.28 per share). As of December 31, 2021, approximately $254.5 million remained available under the July 2019 Program.
On January 20, 2022, we announced that our Board of Directors had authorized a new $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the July 2019 Program. Sensata’s shareholders had previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program. During the year ended December 31, 2022, we repurchased approximately 6.3 million shares for $292.3 million (an average price of $46.08 per share). As of December 31, 2022, approximately $224.5 million remained available for repurchase under the January 2022 Program.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$16,546	$(37,030)	$(20,484)
Pre-tax current period change	(31,114)	(7,848)	(38,962)
Income tax effect	7,835	2,076	9,911
Balance as of December 31, 2020	(6,733)	(42,802)	(49,535)
Pre-tax current period change	31,671	8,145	39,816
Income tax effect	(8,107)	(1,734)	(9,841)
Balance as of December 31, 2021	16,831	(36,391)	(19,560)
Pre-tax current period change	(1,571)	5,311	3,740
Income tax effect	405	(849)	(444)
Balance as of December 31, 2022	$15,665	$(31,929)	$(16,264)
The components of other comprehensive (loss)/income, net of tax, for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the year ended December 31,
	2022			2021			2020
	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Total
Other comprehensive (loss)/income before reclassifications	$37,957	$1,597	$39,554	$23,883	$(30)	$23,853	$(17,738)	$(12,494)	$(30,232)
Amounts reclassified from accumulated other comprehensive loss	(39,123)	2,865	(36,258)	(319)	6,441	6,122	(5,541)	6,722	1,181
Other comprehensive (loss)/income	$(1,166)	$4,462	$3,296	$23,564	$6,411	$29,975	$(23,279)	$(5,772)	$(29,051)

The amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss
	For the year ended December 31,			Affected Line in Consolidated Statements of Operations
	2022	2021	2020
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(46,183)	$9,281	$(10,785)	Net revenue (1)
Foreign currency forward contracts	(6,543)	(9,707)	3,397	Cost of revenue (1)
Total, before taxes	(52,726)	(426)	(7,388)	Income before taxes
Income tax effect	13,603	107	1,847	Provision for income taxes
Total, net of taxes	$(39,123)	$(319)	$(5,541)	Net income

Defined benefit and retiree healthcare plans	$3,844	$8,268	$9,118	Other, net
Total, before taxes	3,844	8,268	9,118	Income before taxes
Income tax effect	(979)	(1,827)	(2,396)	Provision for income taxes
Total, net of taxes	$2,865	$6,441	$6,722	Net income
__________________________
(1)    Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to amounts to be reclassified from accumulated other comprehensive loss in future periods.
17. Leases
The table below shows right-of-use asset and lease liability amounts and the financial statement line item in which those amounts are presented:

	As of December 31,
	2022	2021
Operating lease right-of-use assets:
Other assets	$42,836	$44,118
Total operating lease right-of-use assets	$42,836	$44,118
Operating lease liabilities:
Accrued expenses and other current liabilities	$9,971	$11,035
Other long-term liabilities	32,721	35,741
Total operating lease liabilities	$42,692	$46,776
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$49,714	$49,714
Accumulated depreciation	(29,442)	(27,821)
Property, plant and equipment, net	$20,272	$21,893
Finance lease liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$1,841	$2,203
Finance lease and other financing obligations, less current portion	24,742	26,564
Total finance lease liabilities	$26,583	$28,767
The table below presents the lease liabilities arising from obtaining right-of-use assets in the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Operating leases	$4,230	$1,684
Finance leases	$284	$—

The table below presents our total lease cost for the years ended December 31, 2022, 2021, and 2020 (short-term lease cost was not material for any of the years presented):

	For the year ended December 31,
	2022	2021	2020
Operating lease cost	$14,900	$15,529	$16,658

Finance lease cost:
Amortization of right-of-use assets	$1,621	$1,714	$1,794
Interest on lease liabilities	2,339	2,477	2,565
Total finance lease cost	$3,960	$4,191	$4,359
The table below presents the cash paid related to our operating and finance leases for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Operating cash outflow related to operating leases	$15,498	$15,173	$16,489
Operating cash outflow related to finance leases	$2,119	$2,372	$2,262
Financing cash outflow related to finance leases	$2,423	$1,806	$944
The table below presents the weighted-average remaining lease term of our operating and finance leases (in years) as of December 31, 2022:

2022
Operating leases	6.5
Finance leases	10.1
The table below presents our weighted-average discount rate as of December 31, 2022:

2022
Operating leases	5.2%
Finance leases	8.7%
The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of December 31, 2022:

Year ending December 31,	Operating Leases	Finance Leases
2023	$12,577	$3,845
2024	10,973	3,832
2025	7,893	3,893
2026	4,727	3,952
2027	3,058	4,016
Thereafter	13,833	21,402
Total undiscounted cash flows related to lease liabilities	53,061	40,940
Less imputed interest	(10,369)	(14,357)
Total lease liabilities	$42,692	$26,583
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
Measured on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis as of as of December 31, 2022 and 2021 are shown in the below table. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	As of December 31,
	2022	2021
Assets measured at fair value:
Foreign currency forward contracts	$31,126	$25,112
Commodity forward contracts	4,181	2,979
Total assets measured at fair value	$35,307	$28,091
Liabilities measured at fair value:
Foreign currency forward contracts	$9,866	$3,073
Commodity forward contracts	4,671	4,492
Total liabilities measured at fair value	$14,537	$7,565
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. As of December 31, 2022 and 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Quanergy
As of December 31, 2021, we held a $50.0 million investment in Quanergy Series B Preferred Stock (the "Series B Investment"). The Series B Investment did not have a readily determinable fair value and was held using the measurement alternative prescribed in FASB ASC Topic 321. On February 8, 2022, Quanergy merged with CITIC Capital Acquisition Corp, a special purpose acquisition corporation. On February 9, 2022, Quanergy was listed on the NYSE under the ticker symbol QNGY.
Upon completion of the merger, our investment in Quanergy was $75.1 million, consisting of a $50.0 million investment in common shares converted from the Series B Investment, a $7.5 million private investment in public equity, and 2.5 million warrants with a fair value of $17.6 million, each of which represented the right to purchase one common share of Quanergy at a price of $0.01 per share. We subsequently converted these warrants to common shares.
On October 6, 2022, Quanergy executed a 1-to-20 reverse stock split. Upon execution of the reverse stock split, our holdings of Quanergy common stock declined to approximately 0.4 million shares. As of December 31, 2022, the share price of Quanergy was $0.11 per share and we have marked the full investment to approximately zero, resulting in a mark-to-market loss of $75.1 million in the year ended December 31, 2022, which was recorded in other, net. Refer to Note 6: Other, Net for details of the components of other, net.

Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2022. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information. Based on these analyses, we determined that they were not impaired. As of December 31, 2022, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or other indefinite-lived intangible assets.
In July 2022, we sold the Qinex Business. We allocated goodwill to the Qinex Business based on its fair value relative to the total fair value of the Industrial Solutions reporting unit. Refer to Note 21: Acquisitions and Divestitures for additional information.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2022 and 2021. All fair value measures presented are categorized within Level 2 of the fair value hierarchy.

	As of December 31,
	2022		2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Term Loan	$446,834	$443,483	$451,465	$450,901
4.875% Senior Notes	$—	$—	$500,000	$526,250
5.625% Senior Notes	$400,000	$398,000	$400,000	$438,000
5.0% Senior Notes	$700,000	$684,250	$700,000	$759,500
4.375% Senior Notes	$450,000	$400,500	$450,000	$479,250
3.75% Senior Notes	$750,000	$626,250	$750,000	$747,188
4.0% Senior Notes	$1,000,000	$875,000	$1,000,000	$1,022,500
5.875% Senior Notes	$500,000	$473,750	$—	$—
__________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values, for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. There were no impairments or changes resulting from observable transactions for any of these investments and no adjustments were made to their carrying values.
Refer to the table below for the carrying values of equity investments using the measurement alternative, which are presented as a component of other assets in the consolidated balance sheets.

	As of December 31,
	2022	2021
Quanergy Systems, Inc. (1)	$—	$50,000
Other	15,000	15,000
Total	$15,000	$65,000
_________________________
(1)    As of December 31, 2022, Quanergy is no longer classified as an equity investment without a readily determinable fair value. See additional discussion under the heading Quanergy included elsewhere in this Note.
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
For each of the years ended December 31, 2022, 2021, and 2020, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of December 31, 2022, we estimate that $20.5 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending December 31, 2023.
As of December 31, 2022, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
37.0 EUR	December 28, 2022	January 31, 2023	Euro ("EUR") to USD	1.07 USD	Not designated
364.0 EUR	Various from January 2021 to December 2022	Various from January 2023 to December 2024	EUR to USD	1.11 USD	Cash flow hedge
402.0 CNY	December 27, 2022	January 31, 2023	USD to Chinese Renminbi ("CNY")	6.96 CNY	Not designated
655.0 JPY	December 28, 2022	January 31, 2023	USD to Japanese Yen ("JPY")	133.01 JPY	Not designated
18,304.3 KRW	Various from February 2021 to December 2022	Various from January 2023 to November 2024	USD to Korean Won ("KRW")	1,228.41 KRW	Cash flow hedge
24.0 MYR	December 27, 2022	January 31, 2023	USD to Malaysian Ringgit ("MYR")	4.41 MYR	Not designated
83.0 MXN	December 28, 2022	January 31, 2023	USD to Mexican Peso ("MXN")	19.53 MXN	Not designated
3,431.8 MXN	Various from January 2021 to December 2022	Various from January 2023 to December 2024	USD to MXN	22.19 MXN	Cash flow hedge
6.3 GBP	December 28, 2022	January 31, 2023	British Pound Sterling ("GBP") to USD	1.21 USD	Not designated
58.9 GBP	Various from January 2021 to December 2022	Various from January 2023 to December 2024	GBP to USD	1.26 USD	Cash flow hedge
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
As of December 31, 2022, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	972,101 troy oz.	January 2023 to November 2024	$23.24
Gold	7,894 troy oz.	January 2023 to November 2024	$1,861.63
Nickel	236,860 pounds	January 2023 to November 2024	$10.88
Aluminum	4,310,163 pounds	January 2023 to November 2024	$1.22
Copper	8,271,686 pounds	January 2023 to November 2024	$4.07
Platinum	10,820 troy oz.	January 2023 to November 2024	$986.14
Palladium	1,355 troy oz.	January 2023 to November 2024	$2,215.19

Financial Instrument Presentation
The following table presents the fair value of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2022 and 2021:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31,		Balance Sheet Location	As of December 31,
		2022	2021		2022	2021
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$27,114	$20,562	Accrued expenses and other current liabilities	$6,586	$1,981
Foreign currency forward contracts	Other assets	3,763	4,391	Other long-term liabilities	3,280	904
Total		$30,877	$24,953		$9,866	$2,885
Derivatives not designated as hedging instruments:
Commodity forward contracts	Prepaid expenses and other current assets	$2,542	$2,583	Accrued expenses and other current liabilities	$4,066	$3,422
Commodity forward contracts	Other assets	1,639	396	Other long-term liabilities	605	1,070
Foreign currency forward contracts	Prepaid expenses and other current assets	249	159	Accrued expenses and other current liabilities	—	188
Total		$4,430	$3,138		$4,671	$4,680
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 18: Fair Value Measures for additional information related to the categorization of these fair value measurements within the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2022 and 2021:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	For the year ended December 31,			For the year ended December 31,
	2022	2021		2022	2021
Foreign currency forward contracts	$39,173	$32,698	Net revenue	$46,183	$(9,281)
Foreign currency forward contracts	$11,982	$(601)	Cost of revenue	$6,543	$9,707

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	For the year ended December 31,
	2022	2021
Commodity forward contracts	$(3,350)	$(2,967)	Other, net
Foreign currency forward contracts	$4,324	$(7,553)	Other, net
Credit risk related contingent features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2022, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $14.8 million. As of December 31, 2022, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

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
The Performance Sensing segment serves the automotive and HVOR industries through the development and manufacture of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), exhaust management, and operator controls. These products are used in subsystems that, among other things, improve operating performance and efficiency, contribute to environmentally sustainable and safe solutions, and provide data-driven insight, connectivity, and prognostics to commercial fleet operators and asset managers.
For fleet transportation and logistics customers and end users, the Performance Sensing Segment provide hardware and services that enable a variety of end-use applications, including vehicle tracking and on-board vehicle diagnostic data to monitor vehicle health; the provision of vehicle data to enable usage-based insurance offerings; cargo capacity data for trailers that increase the operational efficiency of fleets; video telematics offerings that provide event analysis and in-cab monitoring to prevent and lower the cost of incidents; and visibility to where assets are located across the supply chain.
The Sensing Solutions segment primarily serves the industrial and aerospace industries through the development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, water management, operator controls, charging infrastructure, renewable energy generation, green hydrogen production, and microgrid applications and markets, as well as the aerospace market, including commercial aircraft, defense, and aftermarket markets.
Some of the products and solutions the segment sells include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, power inverters, charge controllers, battery management systems, operator controls, and power conversion systems. Sensing Solutions products perform many functions, including prevention of damage from excess heat or electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from direct current ("DC") power to alternating current ("AC") power.

The following table presents net revenue and segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Net revenue:
Performance Sensing	$2,976,756	$2,847,908	$2,223,810
Sensing Solutions	1,052,506	972,898	821,768
Total net revenue	$4,029,262	$3,820,806	$3,045,578
Segment operating income (as defined above):
Performance Sensing	$751,640	$777,237	$532,529
Sensing Solutions	300,015	293,185	241,218
Total segment operating income	1,051,655	1,070,422	773,747
Corporate and other	(294,429)	(288,111)	(273,367)
Amortization of intangible assets	(153,787)	(134,129)	(129,549)
Restructuring and other charges, net	66,700	(14,942)	(33,094)
Operating income	670,139	633,240	337,737
Interest expense, net	(178,819)	(179,291)	(171,757)
Other, net	(94,618)	(40,032)	(339)
Income before taxes	$396,702	$413,917	$165,641
No customer exceeded 10% of our net revenue in any of the periods presented.
The following table presents net revenue by product category for the years ended December 31, 2022, 2021, and 2020:

	Performance Sensing	Sensing Solutions	For the year ended December 31,
			2022	2021	2020
Net revenue:
Sensors	X	X	$2,887,063	$2,952,485	$2,380,608
Electrical protection	X	X	710,483	635,141	504,001
Other	X	X	431,716	233,180	160,969
Net revenue			$4,029,262	$3,820,806	$3,045,578
__________________________
(1)    Beginning in the year ended December 31, 2022, we adjusted our product categories to better reflect how we currently view our products. Vehicle area networks and data collection devices and software, products used in our Sensata INSIGHTS business, have been recast from the sensors product category to the other product category. As a result, approximately $74.7 million of revenue in the year ended December 31, 2021 has been recast in the table above from the sensors product category to other. There was no revenue related to these products in the year ended December 31, 2020. The other product category included $173.3 million of revenue related to the Sensata INSIGHTS business in the year ended December 31, 2022
The following table presents depreciation and amortization expense for our reportable segments for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Depreciation and amortization:
Performance Sensing	$97,063	$91,591	$91,522
Sensing Solutions	16,380	16,334	16,564
Corporate and other (1)	167,528	151,163	147,143
Total depreciation and amortization	$280,971	$259,088	$255,229
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
The following table presents total assets for our reportable segments as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Assets:
Performance Sensing	$1,747,768	$1,605,313
Sensing Solutions	631,052	555,135
Corporate and other (1)	6,377,400	6,453,318
Total assets	$8,756,220	$8,613,766
__________________________
(1)The following is included within corporate and other as of December 31, 2022 and 2021: goodwill of $3,911.2 million and $3,502.1 million, respectively; other intangible assets, net of $999.7 million and $946.7 million, respectively; cash and cash equivalents of $1,225.5 million and $1,709.0 million, respectively; and PP&E, net of $43.3 million and $41.8 million, respectively. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to PP&E and capitalized software for our reportable segments for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$110,101	$104,220	$79,252
Sensing Solutions	19,681	20,559	16,885
Corporate and other	20,282	19,624	10,582
Total additions to property, plant and equipment and capitalized software	$150,064	$144,403	$106,719
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the years ended December 31, 2022, 2021, and 2020. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the year ended December 31,
	2022	2021	2020
Net revenue:
Americas	$1,705,222	$1,450,658	$1,197,846
Europe	1,045,031	1,003,204	816,287
Asia and rest of world	1,279,009	1,366,944	1,031,445
Net revenue	$4,029,262	$3,820,806	$3,045,578

	For the year ended December 31,
	2022	2021	2020
Net revenue:
United States	$1,563,616	$1,311,878	$1,082,671
China	818,974	871,667	641,516
The Netherlands	810,069	621,658	482,020
Korea	159,239	191,045	172,229
United Kingdom	119,109	120,686	122,403
All other	558,255	703,872	544,739
Net revenue	$4,029,262	$3,820,806	$3,045,578

The following tables present PP&E, net, by geographic area and by significant country as of December 31, 2022 and 2021. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	As of December 31,
	2022	2021
Property, plant and equipment, net:
Americas	$283,189	$264,901
Europe	168,271	180,524
Asia and rest of world	389,359	375,508
Property, plant and equipment, net	$840,819	$820,933

	As of December 31,
	2022	2021
Property, plant and equipment, net:
United States	$111,270	$108,590
China	294,408	285,516
Mexico	171,749	156,132
Bulgaria	127,171	138,564
United Kingdom	29,640	32,345
Malaysia	90,584	85,154
All other	15,997	14,632
Property, plant and equipment, net	$840,819	$820,933
21. Acquisitions and Divestitures
Acquisitions
The following discussion relates to our acquisitions during the years ended December 31, 2022 and 2021. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional discussion of our consolidated goodwill and other intangible assets, net balances.
Xirgo
On April 1, 2021, we acquired all of the equity interests in Xirgo, a leading telematics and data insights provider across the fleet transportation and logistics segments, headquartered in Camarillo, California, for an aggregate cash purchase price of $401.7 million. The product offerings and technology of Xirgo will augment our existing portfolio in advancing our Insights/IoT megatrend initiative, and greatly expands our ability to provide data insights to fleet transportation and logistics customers, by serving telematics service providers, fleet management solution providers, and fleet operators themselves. Xirgo brings a comprehensive suite of telematics and asset tracking devices, cloud-based data insight solutions, as well as emerging cargo capacity and video sensing applications and data services. We are integrating Xirgo into our Performance Sensing reportable segment. The allocation of the purchase price related to this acquisition was finalized in the fourth quarter of 2021.
Spear
On November 19, 2021, we acquired all of the equity interests in Spear Power Systems ("Spear"), a leader in electrification solutions that supports our newly established Clean Energy Solutions business unit, for an aggregate purchase price of $113.7 million, subject to certain post-closing items, including a contingent consideration arrangement whereby we may be required to pay up to an additional $30.0 million to the selling shareholders. Using a present value technique, we estimated the acquisition-date fair value of the contingent consideration arrangement to be $8.6 million, which is reflected in the aggregate purchase price. In the year ended December 31, 2022, we evaluated updated financial forecasts and determined that the fair value of the contingent consideration arrangement as of December 31, 2022 is zero. Accordingly, a gain of $8.6 million for the year ended December 31, 2022 was recognized in earnings and presented in restructuring and other charges, net. We are integrating Spear into the Sensing Solutions reportable segment.

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
The allocation of the purchase price related to this acquisition was finalized in the fourth quarter of 2022. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$404
Property, plant and equipment	5,317
Goodwill	76,307
Other intangible assets	30,500
Other assets	421
Deferred income tax liabilities	(3,287)
Other long-term liabilities	(525)
Fair value of net assets acquired, excluding cash and cash equivalents	109,137
Cash and cash equivalents	4,547
Fair value of net assets acquired	$113,684
The goodwill recognized as a result of this acquisition represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. This goodwill will not be deductible for tax purposes.
In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$6,200	11
Completed technologies	22,400	13
Tradenames	1,900	10
Total definite-lived intangible assets acquired	$30,500	12
These definite-lived intangible assets were valued using the income approach. We primarily used the relief-from-royalty method to value completed technologies and tradenames, and we used the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships.
SmartWitness
On November 19, 2021, we acquired all of the equity interests of SmartWitness, an innovator of video telematics technology for heavy- and light-duty fleets, for an aggregate cash purchase price of $205.5 million, including $204.2 million of cash paid at closing, subject to certain post-closing items. In addition to the aggregate purchase price, we paid $8.6 million of cash at closing related to an employee retention arrangement. We are integrating SmartWitness into the Performance Sensing reportable segment.
SmartWitness is headquartered in Schaumburg, Illinois and expands the capabilities of Sensata INSIGHTS into high growth video telematics applications, providing access to applications that will drive adoption of traditional and video telematics solutions.

The allocation of the purchase price related to this acquisition was finalized in the fourth quarter of 2022. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$6,106
Property, plant and equipment	317
Goodwill	129,210
Other intangible assets	76,800
Deferred income tax assets	1,444
Other assets	115
Deferred income tax liabilities	(17,920)
Other long-term liabilities	(100)
Fair value of net assets acquired, excluding cash and cash equivalents	195,972
Cash and cash equivalents	9,518
Fair value of net assets acquired	$205,490
The goodwill recognized as a result of this acquisition represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. This goodwill will not be deductible for tax purposes.
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
These definite-lived intangible assets were valued using the income approach. We primarily used the relief-from-royalty method to value completed technologies and tradenames, and we used the multi-period excess earnings method to value customer relationships. These valuation methods incorporate assumptions including expected discounted future net cash flows resulting from either the future estimated after-tax royalty payments avoided as a result of owning the completed technologies or the future earnings related to existing customer relationships.
Elastic M2M
On February 11, 2022, we acquired all of the equity interests of Elastic M2M, Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.6 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million of additional acquisition-related incentive compensation, pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. In the twelve months ended December 31, 2022, we recognized $24.7 million of that acquisition-related incentive compensation in restructuring and other charges, net. In the twelve months ended December 31, 2022, we paid $15.0 million of this acquisition-related incentive compensation, which is reflected as an operating cash outflow on our consolidated statement of cash flows.
Elastic M2M is an innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment. We are integrating Elastic M2M into the Performance Sensing reportable segment.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$35
Goodwill	28,211
Other intangible assets	27,700
Deferred income tax liabilities	(5,925)
Fair value of net assets acquired, excluding cash and cash equivalents	50,021
Cash and cash equivalents	1,597
Fair value of net assets acquired	$51,618
The allocation of purchase price of Elastic M2M is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of intangible assets. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The goodwill recognized in this acquisition will not be deductible for tax purposes.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their preliminary estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$17,500	13
Completed technologies	10,200	10
Total definite-lived intangible assets acquired	$27,700	12
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
Dynapower
On July 12, 2022, we completed the acquisition of all of the equity interests of DP Acquisition Corp ("Dynapower"), a leader in power conversion systems, including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications, for an aggregate cash purchase price of $577.5 million, subject to certain post-closing items. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. Dynapower is a foundational addition to our Clean Energy Solutions strategy and will complement our recent acquisitions of GIGAVAC, Lithium Balance, and Spear. We are integrating Dynapower into our Sensing Solutions reportable segment.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$13,365
Property, plant and equipment	1,846
Goodwill	418,379
Other intangible assets	164,400
Other assets	1,656
Deferred income tax liabilities	(25,548)
Other liabilities	(1,035)
Fair value of net assets acquired, excluding cash and cash equivalents	573,063
Cash and cash equivalents	4,410
Fair value of net assets acquired	$577,473
The allocation of purchase price of Dynapower is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of intangible assets. We recorded certain measurement period adjustments in the fourth quarter of 2022 and further adjustments may be required until the allocation of purchase price is final. The final allocation of the purchase price to the assets acquired will be completed when the final valuations are completed. The preliminary goodwill recognized as a result of this acquisition represents future economic benefits expected to arise from synergies from combining operations and the extension of existing customer relationships. The goodwill recognized in this acquisition will not be deductible for tax purposes.
In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$37,000	13
Backlog	7,100	2
Completed technologies	86,100	12
Tradenames	34,200	18
Total definite-lived intangible assets acquired	$164,400	13
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
Closing occurred in July 2022, at which time assets of approximately $70 million (including allocated goodwill of $45 million) and liabilities of approximately $2 million transferred to LTI. Transferred assets and liabilities excluded inventories and accounts payable, which will transfer to LTI at the end of the Transition Period. We received cash consideration of $198.8 million at Closing, which is presented as an investing cash flow for the twelve months ended December 31, 2022. Cash consideration received at Closing excludes amounts held in escrow until various milestones are met through the Transition Period. We received an additional $5.0 million in August 2022 following fulfillment of a portion of our TSA obligations, which is presented as an operating cash inflow.
In the twelve months ended December 31, 2022, we recognized a pre-tax gain of approximately $135.1 million and transaction-related charges of approximately $8.2 million. The gain on sale and transaction-related charges are each presented in restructuring and other charges, net in our consolidated statements of operations for the year ended December 31, 2022. Refer to Note 5: Restructuring and Other Charges, Net for additional information.
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
22. Subsequent Events
On February 6, 2023, we prepaid $250.0 million of principal on the outstanding Term Loan balance. As a result, we have reflected $250.0 million of long-term debt related to the Term loan in current portion of long-term debt on our consolidated balance sheet as of December 31, 2022. Refer to Note 14: Debt for additional information.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Balance Sheets
(In thousands)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,227	$1,858
Intercompany receivables	8,291	2,662
Intercompany notes receivable from subsidiaries	203,844	290,944
Prepaid expenses and other current assets	1,998	2,288
Total current assets	215,360	297,752
Deferred income tax assets	436	462
Other non-current assets	—	49
Investment in subsidiaries	2,911,358	2,955,727
Total assets	$3,127,154	$3,253,990
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,075	$443
Intercompany accounts payable to subsidiaries	13,814	7,264
Intercompany notes payable to subsidiaries	—	149,208
Accrued expenses and other current liabilities	1,458	2,341
Total current liabilities	16,347	159,256
Total liabilities	16,347	159,256
Total shareholders’ equity	3,110,807	3,094,734
Total liabilities and shareholders’ equity	$3,127,154	$3,253,990

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Operations
(In thousands)

	For the year ended December 31,
	2022	2021	2020
Net revenue	$—	$—	$—
Operating costs and expenses:
Selling, general and administrative	15,489	13,687	12,477
Total operating costs and expenses	15,489	13,687	12,477
Loss from operations	(15,489)	(13,687)	(12,477)
Intercompany dividend income	400,000	200,000	—
Intercompany interest income/(expense), net	140	(315)	(479)
Other intercompany, net	859	—	—
Other, net	141	(215)	115
Net income/(loss) before income taxes and equity in net income of subsidiaries	385,651	185,783	(12,841)
Equity in net (loss)/income of subsidiaries	(77,704)	175,663	182,733
Benefit from/(provision for) income taxes	2,738	2,134	(5,606)
Net income	$310,685	$363,580	$164,286

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2022	2021	2020
Net income	$310,685	$363,580	$164,286
Other comprehensive income/(loss), net of tax:
Subsidiaries' other comprehensive income/(loss)	3,296	29,975	(29,051)
Other comprehensive income/(loss)	3,296	29,975	(29,051)
Comprehensive income	$313,981	$393,555	$135,235
The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(9,455)	$(15,959)	$(7,911)
Cash flows from investing activities:
Intercompany loans	—	(224,972)	—
Dividends received from subsidiary	400,000	200,000	—
Net cash provided by/(used in) investing activities	400,000	(24,972)	—
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	22,803	26,290	15,457
(Payments on)/proceeds from intercompany borrowings	(62,108)	72,726	30,966
Dividends paid	(51,072)	—	—
Payments to repurchase ordinary shares	(292,274)	(47,843)	(35,175)
Payments of employee restricted stock tax withholdings	(8,525)	(9,048)	(2,911)
Net cash (used in)/provided by financing activities	(391,176)	42,125	8,337
Net change in cash and cash equivalents	(631)	1,194	426
Cash and cash equivalents, beginning of year	1,858	664	238
Cash and cash equivalents, end of year	$1,227	$1,858	$664

The accompanying notes are an integral part of these condensed financial statements.

1. Basis of Presentation and Description of Business
Sensata Technologies Holding plc (Parent Company)—Schedule I—Condensed Financial Information of Sensata Technologies Holding plc ("Sensata plc"), included in this Annual Report on Form 10-K (this "Report"), provides all parent company information that is required to be presented in accordance with the U.S. Securities and Exchange Commission ("SEC") rules and regulations for financial statement schedules. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by the SEC. Sensata plc and subsidiaries' audited consolidated financial statements and accompanying notes thereto (the "Consolidated Financial Statements") are included elsewhere in this Report.
Sensata plc conducts limited separate operations and acts primarily as a holding company. Sensata plc has no direct outstanding debt obligations. However, Sensata Technologies B.V., an indirect, wholly-owned subsidiary of Sensata plc, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to Sensata plc, under its Senior Secured Credit Facilities and the indentures governing its senior notes. For a discussion of the debt obligations of the subsidiaries of Sensata plc, refer to Note 14: Debt of the Consolidated Financial Statements included elsewhere in this Report.
All U.S. dollar amounts presented except per share amounts are stated in thousands, unless otherwise indicated.
2. Commitments and Contingencies
For a discussion of the commitments and contingencies of the subsidiaries of Sensata plc, refer to Note 15: Commitments and Contingencies of the Consolidated Financial Statements included elsewhere in this Report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
		Charged, Net of Reversals, to Expenses/Against Revenue
For the year ended December 31, 2022
Accounts receivable allowances	$17,003	$8,531	$(1,288)	$24,246
For the year ended December 31, 2021
Accounts receivable allowances	$19,033	$(813)	$(1,217)	$17,003
For the year ended December 31, 2020
Accounts receivable allowances	$15,129	$5,654	$(1,750)	$19,033

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
We excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the internal control over financial reporting for Elastic M2M, Inc. and DP Acquisition Corp. (Dynapower), which were acquired by us on February 11, 2022 and July 12, 2022, respectively. These exclusions are consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of recently acquired businesses may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 were total assets and net revenues of approximately 0.7% and 1.3%, respectively, of our consolidated total assets and consolidated net revenues as of and for the year ended December 31, 2022.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the internal control over financial reporting for Elastic M2M, Inc. and DP Acquisition Corp. (Dynapower), which were acquired by us on February 11, 2022 and July 12, 2022, respectively. These exclusions are consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of recently acquired businesses may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 were total assets and net revenues of approximately 0.7% and 1.3%, respectively, of our consolidated total assets and consolidated net revenues as of and for the year ended December 31, 2022.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Swindon, United Kingdom
February 13, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sensata Technologies Holding plc
Opinion on Internal Control over Financial Reporting
We have audited Sensata Technologies Holding plc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sensata Technologies Holding plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elastic M2M, Inc. and DP Acquisition Corp. (Dynapower), which are included in the 2022 consolidated financial statements of the Company and in aggregate constituted 0.7% of total assets as of December 31, 2022 and 1.3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Elastic M2M, Inc. and Dynapower.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”), and our report dated February 13, 2023 expressed an unqualified opinion thereon.
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
February 13, 2023

ITEM 9B.OTHER INFORMATION
None
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference from the Definitive Proxy Statement of Sensata Technologies Holding plc (the "Company"), to be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days of the Company's fiscal year ended December 31, 2022.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2022.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2022.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2022.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2022.

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

4.1
Indenture, dated as of April 17, 2013, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 10, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on February 10, 2022).

4.2	Form of 4.875% Senior Note due 2023 (included as Exhibit A to Exhibit 4.1).

4.3
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023. *

4.4	Form of 5.625% Senior Note due 2024 (included as Exhibit A to Exhibit 4.3).

4.5
Indenture, dated as of March 26, 2015, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023. *

4.6	Form of 5.0% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5).

4.7
Indenture, dated as of September 20, 2019, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023. *

4.8	Form of 4.375% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.7).

4.9
Description of Sensata Technologies Holding plc Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.15 of the Registrant's Annual Report on Form 10-K filed on February 11, 2020).

4.10
Indenture, dated as of August 17, 2020, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as the Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023. *

4.11	Form of 3.750% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.10).

4.12
Indenture dated as of March 29, 2021 among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023. *

4.13	Form of 4.0% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.12).

4.14
Indenture, dated as of August 29, 2022, among Sensata Technologies B.V., the Guarantors named therein, and the Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023. *

4.15	Form of 5.875% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.14).

10.1
Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-4 of Sensata Technologies B.V. filed on December 29, 2006, Commission File Number 333-139739).

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

10.13
Employment Agreement, entered into on February 4, 2014 between Sensata Technologies, Inc. and Paul S. Vasington (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 4, 2014, Commission File No. 001-34652).†‡

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2018). †

10.21
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

10.22
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

10.23
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

10.24
Third Amended and Restated Employment Agreement between Jeffrey Cote and Sensata Technologies, Inc., dated March 1, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.25
Third Amended and Restated Employment Agreement between Martha Sullivan and Sensata Technologies, Inc., dated March 1, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.26
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

10.31
Securities Purchase Agreement, dated February 11, 2021, by and among Xirgo Technologies Intermediate Holdings, LLC, Xirgo Holdings, Inc., the Persons, Sellers, and Option Holder Identified Herein, Sensata Technologies, Inc., and the Seller Representative Identified Herein (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021).

10.32
Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 27, 2021).†

10.33
Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 27, 2021).†

10.34	Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.35
Form of Award Agreement for Restricted Stock Units for Directors under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.36
Employment agreement between Juan Picon and Sensata Technologies, Inc., dated December 1, 2021 (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K filed on February 10, 2022). †

10.37
Stock Purchase Agreement between Dynapower Holdings, LLC and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022).

10.38
Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022). †

10.39
Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022). †

10.40
Second Amended and Restated Employment Agreement between George Verras and Sensata Technologies, Inc., dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2022). †

10.41
Amendment No. 11 to Credit Agreement and Amendment No. 2 to Foreign Guaranty, dated as of June 23, 2022, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 29, 2022).

10.42
Amendment No. 12 to Credit Agreement, dated as of January 4, 2023, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies Inc., Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto. *

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

SENSATA TECHNOLOGIES HOLDING PLC

/s/ JEFF COTE
By:	Jeff Cote
Its:	Chief Executive Officer and President

Date:	February 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFF COTE	Chief Executive Officer, President, and Director	February 13, 2023
Jeff Cote	(Principal Executive Officer)

/s/ PAUL VASINGTON	Executive Vice President and Chief Financial Officer	February 13, 2023
Paul Vasington	(Principal Financial Officer)

/s/ MARIA FREVE	Vice President and Chief Accounting Officer	February 13, 2023
Maria Freve	(Principal Accounting Officer)

/s/ ANDREW TEICH	Chairman of the Board of Directors	February 13, 2023
Andrew Teich

/s/ JOHN ABSMEIER	Director	February 13, 2023
John Absmeier

/s/ DANIEL BLACK	Director	February 13, 2023
Daniel Black

/s/ LORRAINE BOLSINGER	Director	February 13, 2023
Lorraine Bolsinger

/s/ JAMES HEPPELMANN	Director	February 13, 2023
James Heppelmann

/s/ CONSTANCE SKIDMORE	Director	February 13, 2023
Constance Skidmore

/s/ STEVEN SONNENBERG	Director	February 13, 2023
Steven Sonnenberg

/s/ MARTHA SULLIVAN	Director	February 13, 2023
Martha Sullivan

/s/ STEPHEN ZIDE	Director	February 13, 2023
Stephen Zide

/s/ JEFF COTE	Authorized Representative in the United States	February 13, 2023
Jeff Cote