Form 10-Q
period 2023-03-31
Sensata Technologies Holding plc
filed 2023-05-02
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2023, 152,894,406 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,034,134	$1,225,518
Accounts receivable, net of allowances of $23,675 and $24,246 as of March 31, 2023 and December 31, 2022, respectively	759,752	742,382
Inventories	658,562	644,875
Prepaid expenses and other current assets	187,747	162,268
Total current assets	2,640,195	2,775,043
Property, plant and equipment, net	848,033	840,819
Goodwill	3,902,862	3,911,224
Other intangible assets, net of accumulated amortization of $2,393,587 and $2,352,813 as of March 31, 2023 and December 31, 2022, respectively	959,469	999,722
Deferred income tax assets	98,230	100,539
Other assets	136,065	128,873
Total assets	$8,584,854	$8,756,220
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$198,696	$256,471
Accounts payable	529,941	531,572
Income taxes payable	50,869	43,987
Accrued expenses and other current liabilities	329,960	346,942
Total current liabilities	1,109,466	1,178,972
Deferred income tax liabilities	369,897	364,593
Pension and other post-retirement benefit obligations	37,883	36,086
Finance lease and other financing obligations, less current portion	24,471	24,742
Long-term debt, net	3,768,627	3,958,928
Other long-term liabilities	81,018	82,092
Total liabilities	5,391,362	5,645,413
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 175,298 and 175,207 shares issued as of March 31, 2023 and December 31, 2022, respectively	2,243	2,242
Treasury shares, at cost, 22,781 and 22,781 shares as of March 31, 2023 and December 31, 2022, respectively	(1,124,713)	(1,124,713)
Additional paid-in capital	1,876,168	1,866,201
Retained earnings	2,452,858	2,383,341
Accumulated other comprehensive loss	(13,064)	(16,264)
Total shareholders' equity	3,193,492	3,110,807
Total liabilities and shareholders' equity	$8,584,854	$8,756,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Net revenue	$998,175	$975,770
Operating costs and expenses:
Cost of revenue	670,471	657,080
Research and development	45,939	45,980
Selling, general and administrative	86,150	95,680
Amortization of intangible assets	40,774	37,367
Restructuring and other charges, net	5,999	13,733
Total operating costs and expenses	849,333	849,840
Operating income	148,842	125,930
Interest expense, net	(40,091)	(45,445)
Other, net	1,392	(50,456)
Income before taxes	110,143	30,029
Provision for income taxes	23,726	7,588
Net income	$86,417	$22,441
Basic net income per share	$0.57	$0.14
Diluted net income per share	$0.56	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Net income	$86,417	$22,441
Other comprehensive income:
Cash flow hedges	2,807	2,850
Defined benefit and retiree healthcare plans	393	428
Other comprehensive income	3,200	3,278
Comprehensive income	$89,617	$25,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$86,417	$22,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,948	31,531
Amortization of debt issuance costs	1,734	1,716
Gain on sale of business	(5,877)	—
Share-based compensation	7,206	6,540
Loss on debt financing	485	—
Amortization of intangible assets	40,774	37,367
Deferred income taxes	6,491	(340)
Acquisition-related compensation payments	(3,000)	(7,500)
Mark-to-market loss on equity investments, net	—	59,279
Unrealized loss/(gain) on derivative instruments and other	3,107	(517)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(17,370)	(49,821)
Inventories	(13,687)	(53,004)
Prepaid expenses and other current assets	(19,668)	(8,807)
Accounts payable and accrued expenses	(27,586)	13,488
Income taxes payable	6,882	(7,268)
Other	32	2,250
Net cash provided by operating activities	96,888	47,355
Cash flows from investing activities:
Acquisitions, net of cash received	—	(48,441)
Additions to property, plant and equipment and capitalized software	(36,882)	(35,711)
Investment in debt and equity securities	—	(6,853)
Proceeds from the sale of business, net of cash sold	14,000	—
Other	—	152
Net cash used in investing activities	(22,882)	(90,853)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	2,762	13,348
Payment of employee restricted stock tax withholdings	(123)	(135)
Payments on debt	(250,944)	(2,931)
Dividends paid	(16,777)	—
Payments to repurchase ordinary shares	—	(67,258)
Payments of debt financing costs	(308)	—
Net cash used in financing activities	(265,390)	(56,976)
Net change in cash and cash equivalents	(191,384)	(100,474)
Cash and cash equivalents, beginning of year	1,225,518	1,708,955
Cash and cash equivalents, end of period	$1,034,134	$1,608,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807
Surrender of shares for tax withholding	—	—	(2)	(123)	—	—	—	(123)
Stock options exercised	82	1	—	—	2,761	—	—	2,762
Vesting of restricted securities	11	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(16,777)	—	(16,777)
Retirement of ordinary shares	(2)	—	2	123	—	(123)	—	—
Share-based compensation	—	—	—	—	7,206	—	—	7,206
Net income	—	—	—	—	—	86,417	—	86,417
Other comprehensive income	—	—	—	—	—	—	3,200	3,200
Balance as of March 31, 2023	175,298	$2,243	(22,781)	$(1,124,713)	$1,876,168	$2,452,858	$(13,064)	$3,193,492

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(3)	(135)	—	—	—	(135)
Stock options exercised	290	4	—	—	12,713	—	—	12,717
Vesting of restricted securities	9	—	—	—	—	—	—	—
Repurchase of ordinary shares	—	—	(1,138)	(67,258)	—	—	—	(67,258)
Retirement of ordinary shares	(3)	—	3	135	—	(135)	—	—
Share-based compensation	—	—	—	—	6,540	—	—	6,540
Net income	—	—	—	—	—	22,441	—	22,441
Other comprehensive income	—	—	—	—	—	—	3,278	3,278
Balance as of March 31, 2022	174,583	$2,236	(17,576)	$(899,697)	$1,831,497	$2,154,563	$(16,282)	$3,072,317

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 13, 2023 (the "2022 Annual Report").
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
3. Revenue Recognition
The following table presents net revenue disaggregated by segment and end market for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
	Performance Sensing	Sensing Solutions	Total	Performance Sensing	Sensing Solutions	Total
Automotive	$516,884	$8,134	$525,018	$502,362	$9,285	$511,647
HVOR (1)	234,641	—	234,641	215,335	—	215,335
Industrial	—	135,255	135,255	—	114,619	114,619
Appliance and HVAC (2)	—	47,474	47,474	—	58,825	58,825
Aerospace	—	44,326	44,326	—	33,270	33,270
Other	—	11,461	11,461	—	42,074	42,074
Total	$751,525	$246,650	$998,175	$717,697	$258,073	$975,770
___________________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Stock options	$119	$307
Restricted securities	7,087	6,233
Share-based compensation expense	$7,206	$6,540

5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Severance costs, net	$4,213	$587
Facility and other exit costs	225	1,048
Gain on sale of business	(5,877)	—
Acquisition-related compensation arrangements (1)	7,272	18,255
Other (1)(2)	166	(6,157)
Restructuring and other charges, net	$5,999	$13,733
___________________________________
(1)    We have reclassified acquisition-related compensation arrangements for the three months ended March 31, 2022 from the "other" caption within restructuring and other charges, net, to correspond to current period presentation.
(2)    The three months ended March 31, 2022 primarily includes gains related to changes in the fair value of acquisition-related contingent consideration amounts.
The following table presents a rollforward of our severance liability for the three months ended March 31, 2023:

Severance
Balance as of December 31, 2022	$8,617
Charges, net of reversals	4,213
Payments	(5,635)
Foreign currency remeasurement	139
Balance as of March 31, 2023	$7,334
The severance liability as of March 31, 2023 and December 31, 2022 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Currency remeasurement loss on net monetary assets	$(1,259)	$(67)
Gain/(loss) on foreign currency forward contracts	184	(1,243)
Gain on commodity forward contracts	1,899	9,424
Loss on debt financing	(485)	—
Mark-to-market loss on equity investments, net	—	(59,279)
Net periodic benefit cost, excluding service cost	(971)	(755)
Other	2,024	1,464
Other, net	$1,392	$(50,456)
7. Income Taxes
The following table presents the provision for income taxes for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Provision for income taxes	$23,726	$7,588
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
We recorded a partial valuation allowance against certain interest carryforwards in the U.S. at both December 31, 2022 and December 31, 2021. We are continually evaluating both the positive and negative evidence for this partial valuation allowance. We believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of this deferred tax asset and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability and future utilization of this attribute that we are able to actually achieve.
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2023 and 2022 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Basic weighted-average ordinary shares outstanding	152,518	157,422
Dilutive effect of stock options	151	473
Dilutive effect of unvested restricted securities	655	735
Diluted weighted-average ordinary shares outstanding	153,324	158,630
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Anti-dilutive shares excluded	381	4
Contingently issuable shares excluded	1,268	1,002
9. Inventories
The following table presents the components of inventories as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Finished goods	$217,181	$202,531
Work-in-process	115,608	117,691
Raw materials	325,773	324,653
Inventories	$658,562	$644,875

10. Debt
The following table presents the components of long-term debt, finance lease and other financing obligations as of March 31, 2023 and December 31, 2022:

	Maturity Date	March 31, 2023	December 31, 2022
Term Loan (1)	September 20, 2026	$196,834	$446,834
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
Less: debt discount, net of premium		(2,831)	(3,360)
Less: deferred financing costs		(28,542)	(29,916)
Less: current portion		(196,834)	(254,630)
Long-term debt, net		$3,768,627	$3,958,928

Finance lease and other financing obligations		$26,333	$26,583
Less: current portion		(1,862)	(1,841)
Finance lease and other financing obligations, less current portion		$24,471	$24,742
___________________________________
(1)    On February 6, 2023, we prepaid $250.0 million of outstanding principal on our Term Loan balance. Accordingly, that portion of the principal balance outstanding on the Term Loan has been presented as current portion of long-term debt on our consolidated balance sheet as of December 31, 2022. On April 25, 2023, we announced that we intend to pay down the remaining balance on the Term Loan in the second quarter of 2023. Accordingly, the remaining principal balance outstanding on the Term Loan has been presented as current portion of long-term debt on our condensed consolidated balance sheet as of March 31, 2023.
Our debt consists of secured credit facilities and various tranches of senior unsecured notes. Refer to Note 14: Debt of our 2022 Annual Report for additional information related to our existing indebtedness.
As of March 31, 2023, we had $746.1 million available under our $750.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2023, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, accrued interest totaled $54.4 million and $50.1 million, respectively.
11. Commitments and Contingencies
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
12. Shareholders' Equity
Cash Dividends
On February 22, 2023, we paid a cash dividend of $0.11 per share, or $16.8 million in aggregate, to shareholders of record as of February 8, 2023. On April 13, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on May 24, 2023 to shareholders of record as of May 10, 2023.

Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. On January 20, 2022, we announced that our Board of Directors had authorized a new $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019. We did not repurchase any ordinary shares under this program in the three months ended March 31, 2023. In the three months ended March 31, 2022, we repurchased 1.1 million ordinary shares under the January 2022 Program. As of March 31, 2023, $224.5 million remained available for repurchase under the January 2022 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the three months ended March 31, 2023:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$15,665	$(31,929)	$(16,264)
Other comprehensive income before reclassifications, net of tax	8,992	—	8,992
Reclassifications from accumulated other comprehensive loss, net of tax	(6,185)	393	(5,792)
Other comprehensive income	2,807	393	3,200
Balance as of March 31, 2023	$18,472	$(31,536)	$(13,064)
The following table presents the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,		Affected Line in Condensed Consolidated Statements of Operations
Component	2023	2022
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(6,639)	$(4,264)	Net revenue (1)
Foreign currency forward contracts	(1,697)	(2,629)	Cost of revenue (1)
Total, before taxes	(8,336)	(6,893)	Income before taxes
Income tax effect	2,151	1,778	Provision for income taxes
Total, net of taxes	$(6,185)	$(5,115)	Net income

Defined benefit and retiree healthcare plans	$537	$611	Other, net
Income tax effect	(144)	(183)	Provision for income taxes
Total, net of taxes	$393	$428	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information on amounts to be reclassified from accumulated other comprehensive loss in future periods.

13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are shown in the below table. All fair value measures presented in the table below are categorized in Level 2 of the fair value hierarchy.

	March 31, 2023	December 31, 2022
Assets
Foreign currency forward contracts	$33,583	$31,126
Commodity forward contracts	5,091	4,181
Total	$38,674	$35,307
Liabilities
Foreign currency forward contracts	$10,438	$9,866
Commodity forward contracts	2,734	4,671
Total	$13,172	$14,537
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information related to our forward contracts.
As of March 31, 2023 and December 31, 2022, we also held cash equivalents of $653.3 million and $860.0 million, respectively, consisting of U.S. Government Treasury money market funds that are categorized in Level 1 of the fair value hierarchy.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2022 and determined that they were not impaired. No events or changes in circumstances occurred in the three months ended March 31, 2023 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2023		December 31, 2022
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
Term Loan	$196,834	$196,343	$446,834	$443,483
5.625% Senior Notes	$400,000	$398,000	$400,000	$398,000
5.0% Senior Notes	$700,000	$685,125	$700,000	$684,250
4.375% Senior Notes	$450,000	$408,375	$450,000	$400,500
3.75% Senior Notes	$750,000	$648,750	$750,000	$626,250
4.0% Senior Notes	$1,000,000	$897,500	$1,000,000	$875,000
5.875% Senior Notes	$500,000	$490,625	$500,000	$473,750
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments—Equity Securities. As of March 31, 2023 and December 31, 2022, we held a $15.0 million equity investment using the measurement alternative, which is presented as a component of other assets in the condensed consolidated balance sheets. There were no impairments or changes resulting from observable transactions for this investment in the three months ended March 31, 2023 and 2022 and no adjustments have been made to its carrying value as of March 31, 2023 and December 31, 2022.

14. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three months ended March 31, 2023 and 2022, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of March 31, 2023, we estimated that $21.8 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2024.
As of March 31, 2023, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
20.0 EUR	March 29, 2023	April 28, 2023	Euro ("EUR") to USD	1.09 USD	Not designated
364.3 EUR	Various from April 2021 to March 2023	Various from April 2023 to March 2025	EUR to USD	1.10 USD	Cash flow hedge
474.0 CNY	March 28, 2023	April 28, 2023	USD to Chinese Renminbi ("CNY")	6.85 CNY	Not designated
530.0 CNY	Various in January 2023	Various from April 2023 to September 2023	USD to CNY	6.76 CNY	Cash flow hedge
609.0 JPY	March 29, 2023	April 28, 2023	USD to Japanese Yen ("JPY")	131.83 JPY	Not designated
19,364.0 KRW	Various from June 2021 to March 2023	Various from April 2023 to February 2025	USD to Korean Won ("KRW")	1,248.39 KRW	Cash flow hedge
25.0 MYR	March 28, 2023	April 28, 2023	USD to Malaysian Ringgit ("MYR")	4.37 MYR	Not designated
20.0 MXN	March 29, 2023	April 28, 2023	USD to Mexican Peso ("MXN")	18.23 MXN	Not designated
3,616.3 MXN	Various from April 2021 to March 2023	Various from April 2023 to March 2025	USD to MXN	21.76 MXN	Cash flow hedge
6.3 GBP	March 29, 2023	April 28, 2023	British Pound Sterling ("GBP") to USD	1.23 USD	Not Designated
57.6 GBP	Various from April 2021 to March 2023	Various from April 2023 to March 2025	GBP to USD	1.24 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of March 31, 2023, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	869,069 troy oz.	April 2023 to January 2025	$22.84
Gold	7,119 troy oz.	April 2023 to January 2025	$1,875.71
Nickel	207,887 pounds	April 2023 to January 2025	$11.24
Aluminum	3,904,000 pounds	April 2023 to January 2025	$1.21
Copper	7,591,333 pounds	April 2023 to January 2025	$4.03
Platinum	9,563 troy oz.	April 2023 to January 2025	$969.95
Palladium	1,237 troy oz.	April 2023 to January 2025	$2,100.68

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2023	December 31, 2022	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$28,404	$27,114	Accrued expenses and other current liabilities	$7,023	$6,586
Foreign currency forward contracts	Other assets	5,057	3,763	Other long-term liabilities	3,247	3,280
Total		$33,461	$30,877		$10,270	$9,866
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$3,328	$2,542	Accrued expenses and other current liabilities	$2,504	$4,066
Commodity forward contracts	Other assets	1,763	1,639	Other long-term liabilities	230	605
Foreign currency forward contracts	Prepaid expenses and other current assets	122	249	Accrued expenses and other current liabilities	168	—
Total		$5,213	$4,430		$2,902	$4,671
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2023	2022		2023	2022
Foreign currency forward contracts	$(3,588)	$5,586	Net revenue	$6,639	$4,264
Foreign currency forward contracts	$15,708	$5,145	Cost of revenue	$1,697	$2,629

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2023	2022
Commodity forward contracts	$1,899	$9,424	Other, net
Foreign currency forward contracts	$184	$(1,243)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2023, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $13.3 million. As of March 31, 2023, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
15. Acquisitions and Divestitures
Acquisitions
Elastic M2M
On February 11, 2022, we acquired all of the equity interests of Elastic M2M Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.6 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million of additional acquisition-related incentive compensation, which was pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. All technical milestones were completed in fiscal year 2022. As of December 31, 2022, we had recognized $24.7 million of this acquisition-related incentive compensation. In three months ended March 31, 2023, we recognized an additional $3.3 million of this acquisition-related incentive compensation. This incentive compensation is recorded in restructuring and other charges, net.
Elastic M2M was a privately-held innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights, an increasingly important capability in this fast-growing industry segment. We are integrating Elastic M2M into the Performance Sensing reportable segment.
The allocation of the purchase price related to this acquisition was finalized in the three months ended March 31, 2023. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

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
Dynapower is a foundational addition to our Clean Energy Solutions strategy and complements our recent acquisitions of GIGAVAC, Lithium Balance, and Spear. We are integrating Dynapower into our Sensing Solutions reportable segment.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$13,487
Property, plant and equipment	1,846
Goodwill	418,257
Other intangible assets	164,400
Other assets	1,656
Deferred income tax liabilities	(25,548)
Other long-term liabilities	(1,035)
Fair value of net assets acquired, excluding cash and cash equivalents	573,063
Cash and cash equivalents	4,410
Fair value of net assets acquired	$577,473
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
Divestiture - Qinex Business
On May 27, 2022, we executed an asset purchase agreement (the "APA") whereby we agreed to sell various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business") to LTI Holdings, Inc. ("LTI") in exchange for consideration of approximately $219.0 million, subject to working capital and other adjustments. Concurrent with the execution of the APA, the parties entered into a Contract Manufacturing Agreement ("CMA") and a Transition Services Agreement ("TSA"), each for nominal consideration.
The CMA commenced at closing of the transaction ("Closing") and had a term of either six or nine months, depending on the manufacturing site. LTI also had the option of extending each contract for an additional three months. The period from Closing to the end of the CMA term (including extensions, if any) is referred to as the "Transition Period." The terms of the CMA required that we provide manufacturing and distribution services for the Transition Period. The TSA commenced at Closing and had a term that varied depending on the nature of the support services, ranging from one month to the entirety of the Transition Period. The terms of the TSA required that we provide various forms of commercial, operational, and back-office support to LTI. As of March 31, 2023, the Transition Period has ended.
Closing occurred in July 2022, at which time assets of approximately $70 million (including allocated goodwill of $45 million) and liabilities of approximately $2 million transferred to LTI. Transferred assets and liabilities excluded inventories and accounts payable, which transferred to LTI at the end of the Transition Period. We received cash consideration of

$198.8 million at Closing and recognized a pre-tax gain of $135.1 million. Cash consideration received at Closing excluded amounts held in escrow until various milestones were met through the Transition Period.
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
16. Segment Reporting
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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2022 Annual Report.
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31, 2023	March 31, 2022
Net revenue:
Performance Sensing	$751,525	$717,697
Sensing Solutions	246,650	258,073
Total net revenue	$998,175	$975,770
Segment operating income (as defined above):
Performance Sensing	$188,377	$180,638
Sensing Solutions	69,679	72,515
Total segment operating income	258,056	253,153
Corporate and other	(62,441)	(76,123)
Amortization of intangible assets	(40,774)	(37,367)
Restructuring and other charges, net	(5,999)	(13,733)
Operating income	148,842	125,930
Interest expense, net	(40,091)	(45,445)
Other, net	1,392	(50,456)
Income before taxes	$110,143	$30,029

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
Investors and others should carefully consider the foregoing factors and other uncertainties, risks, and potential events including, but not limited to, those described in Item 1A: Risk Factors included in our 2022 Annual Report and as may be updated from time to time in Item 1A: Risk Factors included in our quarterly reports on Form 10-Q or other subsequent filings with the United States Securities and Exchange Commission. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements, and should be read in conjunction with, the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the following discussions have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue increased 2.3% in the three months ended March 31, 2023 compared to the prior year period. Net revenue increased 4.7% on an organic basis, which excludes a decrease of 2.3% attributed to changes in foreign currency exchange rates and a decrease of 0.1% due to the net effect of acquisitions and divestitures. This reflects organic revenue growth of 7.0% in Performance Sensing and organic revenue decline of 1.5% in Sensing Solutions. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of organic revenue growth (or decline).
Operating income for the three months ended March 31, 2023, increased $22.9 million, or 18.2%, to $148.8 million (14.9% of net revenue) compared to $125.9 million (12.9% of net revenue) in the prior year period. This increase was primarily due to (1) lower selling, general and administrative ("SG&A") expense, primarily related to reduced compensation in the first quarter of 2023 as a result of restructuring actions taken in fiscal year 2022, (2) margin improvements driven by organic revenue growth partially offset by the unfavorable effect of changes in foreign currency exchange rates, and (3) lower restructuring and other charges, net. These increases were partially offset by an increase in amortization expense as a result of intangibles recently acquired. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three months ended March 31, 2023 compared to the prior year period.
We have sufficient cash to operate the business effectively. We generated $96.9 million of operating cash flow in the three months ended March 31, 2023, ending the quarter with $1.0 billion in cash and cash equivalents. In the three months ended March 31, 2023, we used approximately $16.8 million for payment of cash dividends and we have announced an increase in cash dividends for the second quarter to $0.12 per share. In the first quarter of 2023, we prepaid $250.0 million of principal on the balance outstanding of the Term Loan and we intend to pay down the remaining principal balance on the Term Loan in the second quarter of 2023. In fiscal year 2023, we will continue to return capital to shareholders through our dividend and opportunistic share repurchases. We expect improving free cash flow will naturally allow leverage to decline and returns on invested capital to improve over time.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We have derived the results of operations from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2023		March 31, 2022
	Amount	Margin*	Amount	Margin*
Net revenue:
Performance Sensing	$751.5	75.3%	$717.7	73.6%
Sensing Solutions	246.7	24.7	258.1	26.4
Net revenue	998.2	100.0	975.8	100.0
Operating costs and expenses	849.3	85.1	849.8	87.1
Operating income	148.8	14.9	125.9	12.9
Interest expense, net	(40.1)	(4.0)	(45.4)	(4.7)
Other, net	1.4	0.1	(50.5)	(5.2)
Income before taxes	110.1	11.0	30.0	3.1
Provision for income taxes	23.7	2.4	7.6	0.8
Net income	$86.4	8.7%	$22.4	2.3%
___________________________________
*     Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended March 31, 2023 increased 2.3% compared to the three months ended March 31, 2022. Net revenue for the three months ended March 31, 2023 increased 4.7% on an organic basis, which excludes a decrease of 2.3% attributed to changes in foreign currency exchange rates and a decrease of 0.1% due to the net effect of acquisitions and divestitures. This represents market outgrowth of 20 basis points. We use the term "market outgrowth" to describe the impact of an increasing quantity and value of our products used in customer systems and applications above external market growth. It is only loosely correlated to normal unit demand fluctuations in the markets we serve.
Performance Sensing
Performance Sensing net revenue for the three months ended March 31, 2023 increased 4.7% compared to the three months ended March 31, 2022. Excluding a decrease of 2.7% attributed to changes in foreign currency exchange rates and an increase of 0.4% due to the effect of acquisitions, Performance Sensing net revenue for the three months ended March 31, 2023 increased 7.0% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended March 31, 2023 grew 2.9% compared to the three months ended March 31, 2022. Excluding a decline of 3.1% attributed to changes in foreign currency exchange rates, Automotive net revenue for the three months ended March 31, 2023 grew 6.0% on an organic basis, primarily due to improved market performance. HVOR net revenue for the three months ended March 31, 2023 grew 9.0% compared to the three months ended March 31, 2022. Excluding a decline of 1.7% attributed to changes in foreign currency exchange rates and an increase of 1.3% due to the effect of acquisitions, HVOR net revenue for the three months ended March 31, 2023 grew 9.4% on an organic basis, primarily due to market outgrowth.
Sensing Solutions
Sensing Solutions net revenue for the three months ended March 31, 2023 decreased 4.4% compared to the three months ended March 31, 2022. Excluding a decline of 1.5% attributed to changes in foreign currency exchange rates and a decline of 1.4% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue for the three months ended March 31, 2023 declined 1.5% on an organic basis, which primarily reflects market declines in our industrial business, partially offset by improvements in the aerospace markets.

Operating costs and expenses
Operating costs and expenses for the three months ended March 31, 2023 and 2022 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2023		March 31, 2022
	Amount	Margin*	Amount	Margin*
Operating costs and expenses:
Cost of revenue	$670.5	67.2%	$657.1	67.3%
Research and development	45.9	4.6	46.0	4.7
Selling, general and administrative	86.2	8.6	95.7	9.8
Amortization of intangible assets	40.8	4.1	37.4	3.8
Restructuring and other charges, net	6.0	0.6	13.7	1.4
Total operating costs and expenses	$849.3	85.1%	$849.8	87.1%
___________________________________
*     Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended March 31, 2023, cost of revenue as a percentage of net revenue decreased slightly from the three months ended March 31, 2022, as the net impacts of (1) pricing recoveries from customers, (2) inflation on material and logistics costs, and (3) volume leverage was largely offset by (1) product mix and (2) the unfavorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three months ended March 31, 2023, research and development ("R&D") expense decreased slightly from the three months ended March 31, 2022, due to lower costs as a result of repositioning activities in fiscal year 2022 and the favorable effect of changes in foreign currency exchange rates.
Selling, general and administrative expense
For the three months ended March 31, 2023, SG&A expense decreased from the three months ended March 31, 2022, primarily as a result of (1) reduced compensation in the first quarter of 2023, primarily the result of restructuring actions taken in fiscal year 2022, (2) the favorable effect of changes in foreign currency exchange rates, and (3) lower costs related to mergers and acquisitions activity. Refer to Note 15: Acquisitions and Divestitures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to acquired businesses.
Amortization of intangible assets
For the three months ended March 31, 2023, amortization expense increased from the three months ended March 31, 2022, primarily due to increased intangibles from recent acquisitions. Refer to Note 15: Acquisitions and Divestitures of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information related to recent acquisitions.
Restructuring and other charges, net
For the three months ended March 31, 2023, restructuring and other charges, net decreased from the three months ended March 31, 2022 primarily due to (1) a reduction in expense for acquisition-related compensation arrangements and (2) the gain on sale of a business in the first quarter of 2023, partially offset by (1) the impact of the non-recurrence of a gain recognized in the first quarter of 2022 related to the reduction of the liability for contingent consideration for Spear and (2) an increase in severance charges that were not the result of initiation of a larger restructuring plan. Refer to Note 5: Restructuring and Other Charges, Net of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on the components of restructuring and other charges, net.
Operating income
For the three months ended March 31, 2023, operating income increased compared to the three months ended March 31, 2022, primarily due to (1) lower SG&A expense, primarily related to reduced compensation in the first quarter of 2023 as a result of restructuring actions taken in fiscal year 2022, (2) margin improvements driven by organic revenue growth partially offset by the unfavorable effect of changes in foreign currency exchange rates, and (3) lower restructuring and other charges, net. These increases were partially offset by an increase in amortization expense as a result of intangibles recently acquired.
Interest expense, net
For the three months ended March 31, 2023, interest expense, net decreased $5.4 million from the three months ended March 31, 2022 primarily due to increased interest income as a result of increasing interest rates partially offset by (1) increased interest expense on the Term Loan (partially mitigated by the $250.0 million prepayment on the Term Loan in the first quarter of 2023) and (2) the net impact of the early redemption of the 4.875% Senior Notes and the issuance of the 5.875% Senior Notes in the third quarter of 2022.
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
For the three months ended March 31, 2023, other, net represented a net gain of $1.4 million, a favorable impact on earnings of $51.8 million compared to a net loss of $50.5 million in the three months ended March 31, 2022. This impact was primarily due to the non-recurrence of mark-to-market losses on equity investments, primarily related to our investment in Quanergy Systems Inc., in the first quarter of 2022, partially offset by lower gains on commodity forward contracts.
Provision for income taxes
For the three months ended March 31, 2023, the provision for income taxes increased $16.1 million from the three months ended March 31, 2022, predominantly due to the increase in profit before tax as impacted by the jurisdictional mix of profits.
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
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, net cash provided by operating activities, or total debt, finance lease and other financing obligations, respectively, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, net, provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, and (3) deferred loss or gain on derivative instruments. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments. We believe that this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.
Net leverage ratio
Net leverage ratio represents net debt (total debt, finance lease and other financing obligations less cash and cash equivalents) divided by last twelve months ("LTM") adjusted EBITDA. We believe that the net leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
Non-GAAP adjustments
Many of our non-GAAP adjustments relate to a series of strategic initiatives developed by our management aimed at better positioning us for future revenue growth and an improved cost structure. These initiatives have been modified from time to time to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives include, among other items, acquisitions, divestitures, restructurings of certain business, supply chain or corporate activities, and various financing transactions. We describe these adjustments in more detail below, each of which is net of current tax impacts, as applicable.
•Restructuring related and other: includes net charges related to certain restructuring and other exit activities as well as other costs (or income) that we believe are either unique or unusual to the identified reporting period, and that we believe impact comparisons to prior period operating results. Such costs include charges related to optimization of our manufacturing processes to increase productivity. This type of activity occurs periodically, however each action is unique, discrete, and driven by various facts and circumstances. Such amounts are excluded from internal financial statements and analyses that management uses in connection with financial planning and in its review and assessment of our operating and financial performance, including the performance of our segments.
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

	For the three months ended March 31, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$148.8	14.9%	$23.7	$86.4	$0.56
Non-GAAP adjustments:
Restructuring related and other	2.9	0.3	(0.7)	2.3	0.01
Financing and other transaction costs	4.2	0.4	2.9	7.6	0.05
Step-up depreciation and amortization	39.1	3.9	—	39.1	0.26
Deferred gain on derivative instruments	(2.3)	(0.2)	0.9	(3.3)	(0.02)
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	6.8	6.8	0.04
Total adjustments	44.1	4.4	9.8	54.2	0.35
Adjusted (non-GAAP)	$192.9	19.3%	$13.9	$140.7	$0.92

	For the three months ended March 31, 2022
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$125.9	12.9%	$7.6	$22.4	$0.14
Non-GAAP adjustments:
Restructuring related and other	4.1	0.4	(0.1)	4.0	0.03
Financing and other transaction costs	15.8	1.6	(0.5)	74.6	0.47
Step-up depreciation and amortization	35.9	3.7	—	35.9	0.23
Deferred loss/(gain) on derivative instruments	0.7	0.1	1.8	(7.0)	(0.04)
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	(8.3)	(8.3)	(0.05)
Total adjustments	56.6	5.8	(7.2)	101.0	0.64
Adjusted (non-GAAP)	$182.5	18.7%	$14.8	$123.4	$0.78

The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the three months ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities (GAAP)	$96.9	$47.4
Additions to property, plant and equipment and capitalized software	(36.9)	(35.7)
Free cash flow (non-GAAP)	$60.0	$11.6
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended March 31,
(in millions)	2023	2022
Corporate and other expenses (GAAP)	$(62.4)	$(76.1)
Restructuring related and other	(1.4)	2.5
Financing and other transaction costs	2.6	3.7
Step-up depreciation and amortization	0.1	0.3
Deferred (gain)/loss on derivative instruments	(2.3)	0.7
Total adjustments	(1.0)	7.2
Adjusted corporate and other expenses (non-GAAP)	$(63.4)	$(68.9)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended March 31,
(in millions)	LTM	2023	2022
Net income	$374.7	$86.4	$22.4
Interest expense, net	173.5	40.1	45.4
Provision for income taxes	102.2	23.7	7.6
Depreciation expense	126.6	30.9	31.5
Amortization of intangible assets	157.2	40.8	37.4
EBITDA	934.1	222.0	144.4
Non-GAAP adjustments
Restructuring related and other	36.8	2.9	4.1
Financing and other transaction costs	(62.9)	4.7	75.1
Deferred loss/(gain) on derivative instruments	6.5	(4.1)	(8.8)
Adjusted EBITDA	$914.5	$225.5	$214.9
The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	March 31, 2023	December 31, 2022
Current portion of long-term debt, finance lease and other financing obligations	$198.7	$256.5
Finance lease and other financing obligations, less current portion	24.5	24.7
Long-term debt, net	3,768.6	3,958.9
Total debt, finance lease and other financing obligations	3,991.8	4,240.1
Less: discount, net of premium	(2.8)	(3.4)
Less: deferred financing costs	(28.5)	(29.9)
Total gross indebtedness	4,023.2	4,273.4
Less: cash and cash equivalents	1,034.1	1,225.5
Net debt	$2,989.0	$3,047.9

Adjusted EBITDA (LTM)	$914.5	$903.9
Net leverage ratio	3.3	3.4

Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022, we held cash and cash equivalents in the following regions:

(In millions)	March 31, 2023	December 31, 2022
United Kingdom	$17.0	$15.7
United States	16.0	16.1
The Netherlands	669.7	861.3
China	228.9	210.0
Other	102.5	122.5
Total	$1,034.1	$1,225.5
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
Our cash and cash equivalent balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of March 31, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.1	€0.0	£12.9	¥—
United States	15.8	0.2	—	—
The Netherlands	660.2	7.7	0.4	—
China	84.0	—	—	997.0
Other	75.2	2.3	—	—
Total	$835.3	€10.2	£13.4	¥997.0
USD Equivalent		$11.1	$16.5	$144.9	$26.4

	As of December 31, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$2.7	€0.0	£10.7	¥—
United States	16.1	—	—	—
The Netherlands	848.6	10.9	0.2	—
China	95.0	—	—	794.4
Other	99.9	2.3	—	—
Total	$1,062.3	€13.2	£10.9	¥794.4
USD Equivalent		$14.0	$13.2	$115.2	$20.8

Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2023 and 2022. We have derived these summarized statements of cash flows from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2023	March 31, 2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$168.3	$150.5
Changes in operating assets and liabilities, net	(71.4)	(103.2)
Operating activities	96.9	47.4
Investing activities	(22.9)	(90.9)
Financing activities	(265.4)	(57.0)
Net change	$(191.4)	$(100.5)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2023 increased compared to the corresponding period of the prior year, primarily due to higher net income and timing of supplier payments and customer receipts. We also paid approximately $17.0 million in additional interest in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2023 decreased compared to the corresponding period of the prior year, primarily due to no cash paid for acquisitions (compared to $48.4 million paid for Elastic M2M in the three months ended March 31, 2022) and no cash paid for investments in debt and equity securities (compared to $6.9 million in the three months ended March 31, 2022), partially offset by cash proceeds of $14.0 million from the divestiture of a business in the three months ended March 31, 2023. For fiscal year 2023, we anticipate capital expenditures of approximately $170.0 million to $180.0 million, which we expect to fund with cash on hand.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2023 increased primarily due to the $250.0 million payment on the Term Loan made in the three months ended March 31, 2023 and $16.8 million paid to shareholders in the form of cash dividends paid, partially offset by lower cash paid to repurchase ordinary shares as part of our share repurchase program. On April 25, 2023, we announced that we intended to pay down $196.8 million (the remaining outstanding balance) on the Term Loan in the second quarter of 2023, which will be presented as a cash outflow within financing activities.
Indebtedness and Liquidity
As of March 31, 2023, we had $4.0 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Senior Secured Credit Facilities
The Credit Agreement provides for Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In the first quarter of 2023, we paid $250 million on the Term Loan. We intend to repay the remaining outstanding balance in the second quarter of 2023.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of March 31, 2023, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2023, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of March 31, 2023, availability under the Accordion was approximately $1.0 billion.

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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 21, 2023, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2023.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2022 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2023, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have an authorized $500.0 million share repurchase program (the "January 2022 Program") under which approximately $224.5 million remained available as of March 31, 2023. We did not repurchase any ordinary shares under this program in the three months ended March 31, 2023. In the three months ended March 31, 2022, we repurchased 1.1 million ordinary shares under the January 2022 Program.
Dividends
On February 22, 2023, we paid a cash dividend of $0.11 per share, or $16.8 million in aggregate, to shareholders of record as of February 8, 2023. On April 13, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on May 24, 2023 to shareholders of record as of May 10, 2023.
Recently Issued Accounting Pronouncements
There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2022 Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2022. For a discussion of market risks affecting us, refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk included in our 2022 Annual Report.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.Risk Factors.
Information regarding risk factors appears in Part I, Item 1A: Risk Factors, included in our 2022 Annual Report. There have been no material changes to the risk factors disclosed therein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2023	701	$43.37	—	$224.5
February 1 through February 28, 2023	1,361	$52.64	—	$224.5
March 1 through March 31, 2023	399	$50.78	—	$224.5
Quarter total	2,461	$49.70	—	$224.5
___________________________________
(1)     The number of ordinary shares presented were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan.
Item 3.Defaults Upon Senior Securities.
None.
Item 5.Other Information.
On April 28, 2023, Sensata Technologies, Inc. (“STI”), a wholly-owned subsidiary of Sensata Technologies Holding plc (the “Company”), entered into a mutually agreed Separation and Release of Claims Agreement (the “Separation Agreement”) with Hans Lidforss, Senior Vice President, Chief Strategy and Corporate Development Officer, which amends Mr. Lidforss’s Amended and Restated Employment Agreement with STI, dated as of March 5, 2020 (the “Employment Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Lidforss will serve in his current position through June 30, 2023, during which period he will be eligible to continue to receive his regular salary and benefits. He will then transition to an Advisor role beginning July 1, 2023 through August 31, 2023, or such earlier date as may be agreed between Mr. Lidforss and the Company (the “Separation Date”). In connection with his continued service as Advisor, Mr. Lidforss will be eligible to receive a monthly base salary of $40,937 and may continue to participate in the Company’s benefits programs, with the exception of accruing vacation pay.
Under the terms of the Separation Agreement, Mr. Lidforss will receive the following payments (collectively, the “Separation Payments”): (1) a lump sum payment in the amount of $409,368 (an amount equal to 10 months of his annual base salary); (2) a lump sum payment in the amount of $359,176 (an amount equal to the average annual bonus paid to Mr. Lidforss in 2022 and 2023 for the two completed fiscal years immediately preceding the date hereof )); and (3) a lump sum payment in the amount of $28,467 (an amount to assist Mr. Lidforss with replacing health and dental benefits in fulfillment of his Employment Agreement). The Separation Payments are to be made within 30 days following the Separation Date. Mr. Lidforss’s separation will be treated as a “Covered Retirement” under the terms of his equity award agreements. Under the Separation Agreement and consistent with the Employment Agreement, Mr. Lidforss has granted a general release of claims in favor of STI and the Company and has agreed to certain cooperation, confidentiality, non-competition, and non-solicitation covenants.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1
Separation and Release of Claims Agreement between Juan Picon and STI dated March 17, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 17, 2023). †

10.2	Employment agreement between Jennifer Slater and Sensata Technologies, Inc., dated April 1, 2023. *†

10.3	Employment agreement between Brian Wilkie and Sensata Technologies, Inc., dated April 1, 2023. *†

10.4	Amended and Restated Employment agreement between Lynne Caljouw and Sensata Technologies, Inc., dated January 1, 2023. *†

10.5	Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. *†

10.6	Separation and Release of Claims Agreement between Hans Lidforss and Sensata Technologies, Inc., dated April 28, 2023. *†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2023

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeff Cote
(Jeff Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)