Form 10-Q
period 2023-06-30
Sensata Technologies Holding plc
filed 2023-08-01
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 14, 2023, 152,422,440 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$857,312	$1,225,518
Accounts receivable, net of allowances of $32,409 and $24,246 as of June 30, 2023 and December 31, 2022, respectively	772,427	742,382
Inventories	660,082	644,875
Prepaid expenses and other current assets	186,807	162,268
Total current assets	2,476,628	2,775,043
Property, plant and equipment, net	858,760	840,819
Goodwill	3,861,872	3,911,224
Other intangible assets, net of accumulated amortization of $2,444,191 and $2,352,813 as of June 30, 2023 and December 31, 2022, respectively	961,180	999,722
Deferred income tax assets	93,782	100,539
Other assets	140,378	128,873
Total assets	$8,392,600	$8,756,220
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$1,809	$256,471
Accounts payable	523,968	531,572
Income taxes payable	31,920	43,987
Accrued expenses and other current liabilities	323,201	346,942
Total current liabilities	880,898	1,178,972
Deferred income tax liabilities	390,743	364,593
Pension and other post-retirement benefit obligations	38,960	36,086
Finance lease and other financing obligations, less current portion	23,771	24,742
Long-term debt, net	3,770,507	3,958,928
Other long-term liabilities	77,949	82,092
Total liabilities	5,182,828	5,645,413
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 175,793 and 175,207 shares issued as of June 30, 2023 and December 31, 2022, respectively	2,249	2,242
Treasury shares, at cost, 23,371 and 22,781 shares as of June 30, 2023 and December 31, 2022, respectively	(1,149,838)	(1,124,713)
Additional paid-in capital	1,889,234	1,866,201
Retained earnings	2,472,281	2,383,341
Accumulated other comprehensive loss	(4,154)	(16,264)
Total shareholders' equity	3,209,772	3,110,807
Total liabilities and shareholders' equity	$8,392,600	$8,756,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net revenue	$1,062,112	$1,020,548	$2,060,287	$1,996,318
Operating costs and expenses:
Cost of revenue	732,108	686,603	1,402,579	1,343,683
Research and development	44,857	47,971	90,796	93,951
Selling, general and administrative	91,312	97,329	177,462	193,009
Amortization of intangible assets	54,563	36,805	95,337	74,172
Restructuring and other charges, net	21,259	12,897	27,258	26,630
Total operating costs and expenses	944,099	881,605	1,793,432	1,731,445
Operating income	118,013	138,943	266,855	264,873
Interest expense, net	(38,105)	(44,842)	(78,196)	(90,287)
Other, net	(10,924)	(39,240)	(9,532)	(89,696)
Income before taxes	68,984	54,861	179,127	84,890
Provision for income taxes	19,873	20,020	43,599	27,608
Net income	$49,111	$34,841	$135,528	$57,282
Basic net income per share	$0.32	$0.22	$0.89	$0.36
Diluted net income per share	$0.32	$0.22	$0.88	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$49,111	$34,841	$135,528	$57,282
Other comprehensive income:
Cash flow hedges	8,686	9,183	11,493	12,033
Defined benefit and retiree healthcare plans	224	380	617	808
Other comprehensive income	8,910	9,563	12,110	12,841
Comprehensive income	$58,021	$44,404	$147,638	$70,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$135,528	$57,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,560	62,882
Amortization of debt issuance costs	3,421	3,433
Gain on sale of business	(5,877)	—
Share-based compensation	17,607	15,739
Loss on debt financing	857	—
Amortization of intangible assets	95,337	74,172
Deferred income taxes	13,449	(5,211)
Mark-to-market loss on equity investments, net	302	71,100
Unrealized loss on derivative instruments and other	14,674	20,669
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(30,045)	(102,845)
Inventories	(19,036)	(69,379)
Prepaid expenses and other current assets	(13,408)	(17,762)
Accounts payable and accrued expenses	(39,665)	56,767
Income taxes payable	(12,067)	(11,384)
Other	(3,615)	1,425
Acquisition-related compensation payments	(8,380)	(15,000)
Net cash provided by operating activities	212,642	141,888
Cash flows from investing activities:
Acquisitions, net of cash received	—	(48,989)
Additions to property, plant and equipment and capitalized software	(84,444)	(74,069)
Investment in debt and equity securities	(390)	(6,878)
Proceeds from the sale of business, net of cash sold	19,000	—
Other	—	152
Net cash used in investing activities	(65,834)	(129,784)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	5,346	14,577
Payment of employee restricted stock tax withholdings	(11,470)	(7,577)
Payments on debt	(448,390)	(5,664)
Dividends paid	(35,113)	(17,225)
Payments to repurchase ordinary shares	(25,076)	(144,279)
Payments of debt financing costs	(311)	(2,313)
Net cash used in financing activities	(515,014)	(162,481)
Net change in cash and cash equivalents	(368,206)	(150,377)
Cash and cash equivalents, beginning of year	1,225,518	1,708,955
Cash and cash equivalents, end of period	$857,312	$1,558,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2023	175,298	$2,243	(22,781)	$(1,124,713)	$1,876,168	$2,452,858	$(13,064)	$3,193,492
Surrender of shares for tax withholding	—	—	(231)	(11,347)	—	—	—	(11,347)
Stock options exercised	76	1	—	—	2,665	—	—	2,666
Vesting of restricted securities	650	7	—	—	—	(7)	—	—
Cash dividends paid	—	—	—	—	—	(18,336)	—	(18,336)
Repurchase of ordinary shares	—	—	(590)	(25,125)	—	—	—	(25,125)
Retirement of ordinary shares	(231)	(2)	231	11,347	—	(11,345)	—	—
Share-based compensation	—	—	—	—	10,401	—	—	10,401
Net income	—	—	—	—	—	49,111	—	49,111
Other comprehensive income	—	—	—	—	—	—	8,910	8,910
Balance as of June 30, 2023	175,793	$2,249	(23,371)	$(1,149,838)	$1,889,234	$2,472,281	$(4,154)	$3,209,772

Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807
Surrender of shares for tax withholding	—	—	(233)	(11,470)	—	—	—	(11,470)
Stock options exercised	158	2	—	—	5,426	—	—	5,428
Vesting of restricted securities	661	7	—	—	—	(7)	—	—
Cash dividends paid	—	—	—	—	—	(35,113)	—	(35,113)
Repurchase of ordinary shares	—	—	(590)	(25,125)	—	—	—	(25,125)
Retirement of ordinary shares	(233)	(2)	233	11,470	—	(11,468)	—	—
Share-based compensation	—	—	—	—	17,607	—	—	17,607
Net income	—	—	—	—	—	135,528	—	135,528
Other comprehensive income	—	—	—	—	—	—	12,110	12,110
Balance as of June 30, 2023	175,793	$2,249	(23,371)	$(1,149,838)	$1,889,234	$2,472,281	$(4,154)	$3,209,772

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2022	174,583	$2,236	(17,576)	$(899,697)	$1,831,497	$2,154,563	$(16,282)	$3,072,317
Surrender of shares for tax withholding	—	—	(148)	(7,442)	—	—	—	(7,442)
Stock options exercised	39	—	—	—	1,229	—	—	1,229
Vesting of restricted securities	450	5	—	—	—	(5)	—	—
Cash dividends paid	—	—	—	—	—	(17,225)	—	(17,225)
Repurchase of ordinary shares	—	—	(1,693)	(78,898)	—	—	—	(78,898)
Retirement of ordinary shares	(148)	(2)	148	7,442	—	(7,440)	—	—
Share-based compensation	—	—	—	—	9,199	—	—	9,199
Net income	—	—	—	—	—	34,841	—	34,841
Other comprehensive income	—	—	—	—	—	—	9,563	9,563
Balance as of June 30, 2022	174,924	$2,239	(19,269)	$(978,595)	$1,841,925	$2,164,734	$(6,719)	$3,023,584

Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(151)	(7,577)	—	—	—	(7,577)
Stock options exercised	329	4	—	—	13,942	—	—	13,946
Vesting of restricted securities	459	5	—	—	—	(5)	—	—
Cash dividends paid	—	—	—	—	—	(17,225)	—	(17,225)
Repurchase of ordinary shares	—	—	(2,831)	(146,156)	—	—	—	(146,156)
Retirement of ordinary shares	(151)	(2)	151	7,577	—	(7,575)	—	—
Share-based compensation	—	—	—	—	15,739	—	—	15,739
Net income	—	—	—	—	—	57,282	—	57,282
Other comprehensive income	—	—	—	—	—	—	12,841	12,841
Balance as of June 30, 2022	174,924	$2,239	(19,269)	$(978,595)	$1,841,925	$2,164,734	$(6,719)	$3,023,584
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 13, 2023 (the "2022 Annual Report").
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
3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and six months ended June 30, 2023 and 2022 for our two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"):

	For the three months ended June 30, 2023			For the three months ended June 30, 2022 (3)
	PS	SS	Total	PS	SS	Total
Automotive	$530,268	$9,550	$539,818	$506,232	$9,932	$516,164
HVOR (1)	227,176	—	227,176	225,413	—	225,413
Industrial	—	185,202	185,202	—	137,331	137,331
Appliance and HVAC (2)	—	50,952	50,952	—	57,675	57,675
Aerospace	—	46,832	46,832	—	38,558	38,558
Other	—	12,132	12,132	—	45,407	45,407
Total	$757,444	$304,668	$1,062,112	$731,645	$288,903	$1,020,548

	For the six months ended June 30, 2023 (3)			For the six months ended June 30, 2022 (3)
	PS	SS	Total	PS	SS	Total
Automotive	$1,047,152	$17,684	$1,064,836	$1,008,594	$19,217	$1,027,811
HVOR (1)	448,560	—	448,560	425,746	—	425,746
Industrial	—	333,714	333,714	—	266,952	266,952
Appliance and HVAC (2)	—	98,426	98,426	—	116,500	116,500
Aerospace	—	91,158	91,158	—	71,828	71,828
Other	—	23,593	23,593	—	87,481	87,481
Total	$1,495,712	$564,575	$2,060,287	$1,434,340	$561,978	$1,996,318
___________________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

(3)    Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. The amounts previously reported in the tables above for the three and six months ended June 30, 2022 have been retrospectively recast to reflect this change. In addition, the six months ended June 30, 2023 includes amounts for the three months ended March 31, 2023 that have been retrospectively adjusted for this change.
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	$(205)	$2	$(86)	$309
Restricted securities	10,606	9,197	17,693	15,430
Share-based compensation expense	$10,401	$9,199	$17,607	$15,739
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the six months ended June 30, 2023:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors	RSU (1)	33	$40.95
Various executives and employees	RSU (2)	547	$49.57
Various executives and employees	PRSU (3)	241	$49.53
Various executives and employees	PRSU (4)	102	$55.50
____________________________________
(1)    These RSUs cliff vest one year from the grant date (May and June 2024).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2026 and June 2026.
(3)    These PRSUs vest on various dates between April 2026 and June 2026. The number of units that ultimately vest will be between 0% and 150% and is dependent on the achievement of certain performance criteria.
(4)    These awards include certain PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (in April 2026) will be from 0% to 150%, depending on achievement of these performance criteria. Total grant date value of these PRSUs is approximately $5.6 million and was valued using the Monte Carlo method. Related share-based compensation expense recognized in the three and six months ended June 30, 2023 was $0.6 million.

5. Restructuring and Other Charges, Net
The following table presents the components of restructuring and other charges, net for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Severance costs, net (1)	$4,749	$—	$8,962	$587
Facility and other exit costs	310	1,241	535	2,289
Gain on sale of business	—	—	(5,877)	—
Acquisition-related compensation arrangements (2)	3,330	12,834	10,602	31,089
Other (1)(2)(3)	12,870	(1,178)	13,036	(7,335)
Restructuring and other charges, net	$21,259	$12,897	$27,258	$26,630
___________________________________
(1)    The three and six months ended June 30, 2023 include certain costs to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”) as discussed below.
(2)    We have reclassified acquisition-related compensation arrangements for the three and six months ended June 30, 2022 from the "other" caption within restructuring and other charges, net, to correspond to current period presentation.
(3)    The six months ended June 30, 2022 primarily includes gains related to changes in the fair value of acquisition-related contingent consideration amounts.
On June 6, 2023, we announced that we had made the decision to exit the Marine Business, which was included in the Sensing Solutions reportable segment. Exiting the Marine Business resulted in a charge of $38.3 million in the three and six months ended June 30, 2023. The charge included $13.5 million of accelerated amortization of definite-lived intangible assets, presented in amortization of intangible assets, and a $10.5 million write-down of inventory, presented in cost of revenue. In addition, certain of these charges are presented in restructuring and other charges, net, including $1.2 million of severance costs, $1.7 million related to the write-down of property, plant, and equipment, $2.3 million related to the write-down of accounts receivables, and $9.1 million of other charges, including contract termination costs.
The following table presents a rollforward of our severance liability for the six months ended June 30, 2023:

Severance
Balance as of December 31, 2022	$8,617
Charges, net of reversals	8,962
Payments	(12,344)
Foreign currency remeasurement	166
Balance as of June 30, 2023	$5,401
The severance liability as of June 30, 2023 and December 31, 2022 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
6. Other, Net
The following table presents the components of other, net for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Currency remeasurement loss on net monetary assets	$(9,307)	$(14,090)	$(10,566)	$(14,157)
Gain on foreign currency forward contracts	4,423	3,165	4,607	1,922
Loss on commodity forward contracts	(6,269)	(18,254)	(4,370)	(8,830)
Loss on debt financing	(372)	—	(857)	—
Mark-to-market loss on equity investments, net	(302)	(11,821)	(302)	(71,100)
Net periodic benefit cost, excluding service cost	(810)	(639)	(1,781)	(1,394)
Other	1,713	2,399	3,737	3,863
Other, net	$(10,924)	$(39,240)	$(9,532)	$(89,696)

7. Income Taxes
The following table presents the provision for income taxes for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Provision for income taxes	$19,873	$20,020	$43,599	$27,608
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
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2023 and 2022 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic weighted-average ordinary shares outstanding	152,700	156,477	152,609	156,950
Dilutive effect of stock options	55	190	103	331
Dilutive effect of unvested restricted securities	309	327	482	531
Diluted weighted-average ordinary shares outstanding	153,064	156,994	153,194	157,812
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Anti-dilutive shares excluded	1,625	1,426	1,003	715
Contingently issuable shares excluded	1,366	1,383	1,317	1,192
9. Inventories
The following table presents the components of inventories as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Finished goods	$223,295	$202,531
Work-in-process	109,297	117,691
Raw materials	327,490	324,653
Inventories	$660,082	$644,875

10. Debt
The following table presents the components of long-term debt, finance lease and other financing obligations as of June 30, 2023 and December 31, 2022:

	Maturity Date	June 30, 2023	December 31, 2022
Term Loan (1)	September 20, 2026	$—	$446,834
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
Less: debt discount, net of premium		(2,355)	(3,360)
Less: deferred financing costs		(27,138)	(29,916)
Less: current portion		—	(254,630)
Long-term debt, net		$3,770,507	$3,958,928

Finance lease and other financing obligations		$25,580	$26,583
Less: current portion		(1,809)	(1,841)
Finance lease and other financing obligations, less current portion		$23,771	$24,742
___________________________________
(1)    On February 6, 2023, we prepaid $250.0 million of outstanding principal on our Term Loan balance. Accordingly, that portion of the principal balance outstanding on the Term Loan as of December 31, 2022 was presented as current portion of long-term debt. On May 3, 2023, we prepaid $196.8 million of outstanding principal on the Term Loan, representing the remaining balance on the Term Loan as of that date plus $0.5 million in interest.
Our debt consists of secured credit facilities and various tranches of senior unsecured notes. Refer to Note 14: Debt of the audited consolidated financial statements and notes thereto included in the 2022 Annual Report for additional information regarding our existing indebtedness.
As of June 30, 2023, we had $746.1 million available under our $750.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2023, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, accrued interest totaled $48.9 million and $50.1 million, respectively.
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
12. Shareholders' Equity
Cash Dividends
In the three and six months ended June 30, 2023, we paid aggregate cash dividends of $18.3 million and $35.1 million, respectively, compared to $17.2 million in each of the three and six months ended June 30, 2022. On July 20, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on August 23, 2023 to shareholders of record as of August 9, 2023.

Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. On January 20, 2022, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019.
In the three and six months ended June 30, 2023, we repurchased 0.6 million ordinary shares (for an aggregate value of $25.1 million). We did not repurchase any ordinary shares under this program in the three months ended March 31, 2023. In the three and six months ended June 30, 2022, we repurchased 1.7 million ordinary shares (for an aggregate value of $78.9 million) and 2.8 million ordinary shares (for an aggregate value of $146.2 million), respectively. All share repurchases in these periods were made under the January 2022 Program. As of June 30, 2023, $199.4 million remained available for repurchase under the January 2022 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the six months ended June 30, 2023:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$15,665	$(31,929)	$(16,264)
Other comprehensive income before reclassifications, net of tax	24,206	—	24,206
Reclassifications from accumulated other comprehensive loss, net of tax	(12,713)	617	(12,096)
Other comprehensive income	11,493	617	12,110
Balance as of June 30, 2023	$27,158	$(31,312)	$(4,154)
The following table presents the amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2023	2022	2023	2022
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(4,394)	$(9,476)	$(11,033)	$(13,740)	Net revenue (1)
Foreign currency forward contracts	(4,403)	(2,603)	(6,100)	(5,232)	Cost of revenue (1)
Total, before taxes	(8,797)	(12,079)	(17,133)	(18,972)	Income before taxes
Income tax effect	2,269	3,116	4,420	4,894	Provision for income taxes
Total, net of taxes	$(6,528)	$(8,963)	$(12,713)	$(14,078)	Net income

Defined benefit and retiree healthcare plans	$311	$519	$848	$1,130	Other, net
Income tax effect	(87)	(139)	(231)	(322)	Provision for income taxes
Total, net of taxes	$224	$380	$617	$808	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive loss in future periods.

13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are shown in the below table.

	June 30, 2023	December 31, 2022
Assets
Cash equivalents (Level 1)	$380,130	$860,034
Foreign currency forward contracts (Level 2)	43,046	31,126
Commodity forward contracts (Level 2)	2,011	4,181
Total	$425,187	$895,341
Liabilities
Foreign currency forward contracts (Level 2)	$8,162	$9,866
Commodity forward contracts (Level 2)	5,260	4,671
Total	$13,422	$14,537
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2022 and determined that they were not impaired. In the three months ended June 30, 2023, we exited the Marine Business, as discussed further in Note 5: Restructuring and Other Charges, Net. We considered the exit of the Marine Business and determined that goodwill related to the Clean Energy Solutions reporting unit was not impaired as of the date of the exit. No other events or changes in circumstances occurred in the six months ended June 30, 2023 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2023		December 31, 2022
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
Term Loan	$—	$—	$446,834	$443,483
5.625% Senior Notes	$400,000	$396,000	$400,000	$398,000
5.0% Senior Notes	$700,000	$679,910	$700,000	$684,250
4.375% Senior Notes	$450,000	$400,500	$450,000	$400,500
3.75% Senior Notes	$750,000	$635,625	$750,000	$626,250
4.0% Senior Notes	$1,000,000	$882,500	$1,000,000	$875,000
5.875% Senior Notes	$500,000	$481,250	$500,000	$473,750
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments—Equity Securities. As of June 30, 2023 and December 31, 2022, we held equity investments under the measurement alternative of $18.3 million and $15.0 million, respectively, which are presented in other assets in the condensed consolidated balance sheets. There were no impairments or changes resulting from observable transactions for these investments in the three and six months ended June 30, 2023 and 2022 and no adjustments have been made to their carrying values as of June 30, 2023 and December 31, 2022.

14. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and six months ended June 30, 2023 and 2022, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of June 30, 2023, we estimated that $30.1 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2024.
As of June 30, 2023, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
11.0 EUR	June 21, 2023	July 31, 2023	Euro ("EUR") to USD	1.09 USD	Not designated
375.0 EUR	Various from July 2021 to June 2023	Various from July 2023 to June 2025	EUR to USD	1.09 USD	Cash flow hedge
770.0 CNY	June 21, 2023	July 31, 2023	USD to Chinese Renminbi ("CNY")	7.16 CNY	Not designated
300.0 CNY	Various in January 2023	Various from July 2023 to September 2023	USD to CNY	6.74 CNY	Cash flow hedge
436.0 JPY	June 21, 2023	July 31, 2023	USD to Japanese Yen ("JPY")	141.47 JPY	Not designated
26,312.5 KRW	Various from August 2021 to June 2023	Various from July 2023 to May 2025	USD to Korean Won ("KRW")	1,273.23 KRW	Cash flow hedge
25.0 MYR	June 21, 2023	July 31, 2023	USD to Malaysian Ringgit ("MYR")	4.63 MYR	Not designated
4,318.3 MXN	Various from July 2021 to June 2023	Various from July 2023 to June 2025	USD to Mexican Peso ("MXN")	20.78 MXN	Cash flow hedge
5.2 GBP	June 21, 2023	July 31, 2023	British Pound Sterling ("GBP") to USD	1.27 USD	Not designated
58.6 GBP	Various from July 2021 to June 2023	Various from July 2023 to June 2025	GBP to USD	1.23 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of June 30, 2023, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	862,162 troy oz.	July 2023 to May 2025	$23.31
Gold	7,169 troy oz.	July 2023 to May 2025	$1,932.48
Nickel	200,265 pounds	July 2023 to May 2025	$11.47
Aluminum	3,902,120 pounds	July 2023 to May 2025	$1.19
Copper	7,730,119 pounds	July 2023 to May 2025	$3.98
Platinum	9,047 troy oz.	July 2023 to May 2025	$982.97
Palladium	1,221 troy oz.	July 2023 to May 2025	$1,944.38

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$35,280	$27,114	Accrued expenses and other current liabilities	$6,184	$6,586
Foreign currency forward contracts	Other assets	6,357	3,763	Other long-term liabilities	1,908	3,280
Total		$41,637	$30,877		$8,092	$9,866
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$1,584	$2,542	Accrued expenses and other current liabilities	$4,120	$4,066
Commodity forward contracts	Other assets	427	1,639	Other long-term liabilities	1,140	605
Foreign currency forward contracts	Prepaid expenses and other current assets	1,409	249	Accrued expenses and other current liabilities	70	—
Total		$3,420	$4,430		$5,330	$4,671
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended June 30, 2023 and 2022:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2023	2022		2023	2022
Foreign currency forward contracts	$4,872	$28,192	Net revenue	$4,394	$9,476
Foreign currency forward contracts	$15,631	$(3,765)	Cost of revenue	$4,403	$2,603

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2023	2022
Commodity forward contracts	$(6,269)	$(18,254)	Other, net
Foreign currency forward contracts	$4,423	$3,165	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the six months ended June 30, 2023 and 2022:

Derivatives designated as hedging instruments	Amount of Deferred Gain Recognized in Other Comprehensive Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2023	2022		2023	2022
Foreign currency forward contracts	$1,284	$33,778	Net revenue	$11,033	$13,740
Foreign currency forward contracts	$31,339	$1,380	Cost of revenue	$6,100	$5,232

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2023	2022
Commodity forward contracts	$(4,370)	$(8,830)	Other, net
Foreign currency forward contracts	$4,607	$1,922	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2023, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $13.6 million. As of June 30, 2023, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
15. Acquisitions and Divestitures
Acquisitions
Elastic M2M
On February 11, 2022, we acquired all of the equity interests of Elastic M2M Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.6 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million of additional acquisition-related incentive compensation, which was pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. All technical milestones were completed in fiscal year 2022. As of December 31, 2022, we had recognized $24.7 million of this acquisition-related incentive compensation. In the three and six months ended June 30, 2023, we recognized an additional $0.2 million and $3.5 million, respectively, of this acquisition-related incentive compensation. This acquisition-related incentive compensation is recorded in restructuring and other charges, net.
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
The allocation of the purchase price related to this acquisition was finalized in the three months ended March 31, 2023. The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

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
We recorded measurement period adjustments in the three months ended June 30, 2023 that predominantly reflected an updated valuation of definite-lived intangible assets. Accordingly, definite-lived intangible assets increased $57.2 million (primarily customer relationships). Along with other adjustments, including the associated deferred income tax liability on acquired intangibles, goodwill decreased $41.0 million. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$12,514
Property, plant and equipment	1,846
Goodwill	377,267
Other intangible assets	221,600
Other assets	1,656
Deferred income tax liabilities	(40,785)
Other long-term liabilities	(1,035)
Fair value of net assets acquired, excluding cash and cash equivalents	573,063
Cash and cash equivalents	4,410
Fair value of net assets acquired	$577,473
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

In connection with the preliminary allocation of purchase price to the assets acquired and liabilities assumed, we identified certain definite-lived intangible assets. The following table presents the acquired intangible assets, their estimated fair values, and weighted-average lives:

	Acquisition Date Fair Value	Weighted-Average Lives (years)
Acquired definite-lived intangible assets
Customer relationships	$79,800	16
Backlog	15,500	3
Completed technologies	92,100	15
Tradenames	34,200	18
Total definite-lived intangible assets acquired	$221,600	15
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
The CMA commenced at closing of the transaction ("Closing") and had a term of either six or nine months, depending on the manufacturing site. LTI also had the option of extending each contract for an additional three months. The period from Closing to the end of the CMA term (including extensions, if any) is referred to as the "Transition Period." The terms of the CMA required that we provide manufacturing and distribution services for the Transition Period. The TSA commenced at Closing and had a term that varied depending on the nature of the support services, ranging from one month to the entirety of the Transition Period. The terms of the TSA required that we provide various forms of commercial, operational, and back-office support to LTI. The Transition Period ended in the three months ended March 31, 2023.
Closing occurred in July 2022, at which time assets of approximately $70 million (including allocated goodwill of $45 million) and liabilities of approximately $2 million transferred to LTI. Transferred assets and liabilities excluded inventories and accounts payable, which transferred to LTI at the end of the Transition Period. We received cash consideration of $198.8 million at Closing and recognized a pre-tax gain of $135.1 million in the three months ended September 30, 2022. Cash consideration received at Closing excluded amounts held in escrow until various milestones were met through the Transition Period. In the three months ended June 30, 2023, we received an escrow payment of $15.0 million, which includes $10.0 million (presented in cash flows from operating activities) related to the transfer of inventory. Approximately $4.0 million remains in escrow as of June 30, 2023.
The Qinex Business manufactured semiconductor burn-in test sockets and thermal control solutions and was formed through the combination of Sensata’s semiconductor interconnect business with Wells-CTI in 2012. The Qinex Business was included in our Sensing Solutions segment (and Industrial Solutions reporting unit). We allocated goodwill to the Qinex Business based on its fair value relative to the total fair value of the Industrial Solutions reporting unit.
16. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. The Performance Sensing reportable segment consists of two operating segments, Automotive and HVOR, which meet the criteria for aggregation in FASB ASC Topic 280, Segment Reporting. The Sensing Solutions reportable segment is also an operating segment. Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. This product move resulted in a reallocation of $57.1 million of goodwill from the HVOR reporting unit to the Industrial Solutions reporting unit based on its fair value relative to the total fair value of the HVOR reporting unit.

Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other expenses excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2022 Annual Report.
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three and six months ended June 30, 2023 and 2022. The amounts previously reported in the table below for the three and six months ended June 30, 2022 have been retrospectively recast to reflect the move of the material handling products between operating segments as described above. In addition, the six months ended June 30, 2023 includes amounts for the three months ended March 31, 2023 that have been retrospectively adjusted for this change.

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net revenue:
Performance Sensing	$757,444	$731,645	$1,495,712	$1,434,340
Sensing Solutions	304,668	288,903	564,575	561,978
Total net revenue	$1,062,112	$1,020,548	$2,060,287	$1,996,318
Segment operating income (as defined above):
Performance Sensing	$191,147	$179,293	$373,887	$353,507
Sensing Solutions	84,152	85,714	159,468	164,653
Total segment operating income	275,299	265,007	533,355	518,160
Corporate and other	(81,464)	(76,362)	(143,905)	(152,485)
Amortization of intangible assets	(54,563)	(36,805)	(95,337)	(74,172)
Restructuring and other charges, net	(21,259)	(12,897)	(27,258)	(26,630)
Operating income	118,013	138,943	266,855	264,873
Interest expense, net	(38,105)	(44,842)	(78,196)	(90,287)
Other, net	(10,924)	(39,240)	(9,532)	(89,696)
Income before taxes	$68,984	$54,861	$179,127	$84,890

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
Overview
Net revenue for the three months ended June 30, 2023 was $1,062.1 million, an increase of 4.1% compared to $1,020.5 million in the three months ended June 30, 2022. Excluding a decrease of 1.4% attributed to changes in foreign currency exchange rates and an increase of 2.1% due to the net effect of acquisitions and divestitures, net revenue increased 3.4% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline).
Net revenue for the six months ended June 30, 2023 was $2,060.3 million, an increase of 3.2% compared to $1,996.3 million in the six months ended June 30, 2022. Excluding a decrease of 1.9% attributed to changes in foreign currency exchange rates and an increase of 1.1% due to the net effect of acquisitions and divestitures, net revenue increased 4.0% on an organic basis.
Operating income for the three months ended June 30, 2023 decreased $20.9 million, or 15.1%, to $118.0 million (11.1% of net revenue) from $138.9 million (13.6% of net revenue) in the three months ended June 30, 2022. This decline was largely driven by our decision to exit the Marine Business in the second quarter of 2023 (reflecting $38.3 million of charges incurred, including those related to accelerated amortization of intangible assets, write-down of inventory, and other restructuring charges), partially offset by the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage. Refer to Note 5: Restructuring and Other Charges, Net, of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the exit of the Marine Business.

Operating income for the six months ended June 30, 2023 increased $2.0 million, or 0.7%, to $266.9 million (13.0% of net revenue) compared to $264.9 million (13.3% of net revenue) in the six months ended June 30, 2022, as the charges incurred related to the Marine Business were more than offset by the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage.
Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and six months ended June 30, 2023 compared to the prior year period.
We generated $212.6 million of operating cash flows in the six months ended June 30, 2023, ending the quarter with $857.3 million in cash and cash equivalents. In the six months ended June 30, 2023, we used approximately $448.4 million to pay down the remaining balance on our variable-rate Term Loan, bringing our gross indebtedness to $3.8 billion as of June 30, 2023 (a net leverage ratio of 3.2x) compared to $4.3 billion as of December 31, 2022 (a net leverage ratio of 3.4x). In the six months ended June 30, 2023, we used cash of approximately $84.4 million for capital expenditures, $35.1 million for payment of dividends, and $25.1 million for share repurchases as part of our share repurchase plan. In the three months ended June 30, 2023, we increased our cash dividends to $0.12 per share, first paid to shareholders of record in May 2023. In fiscal year 2023, we will continue to return capital to shareholders through our dividend and opportunistic share repurchases. We expect improving free cash flow will naturally allow leverage to decline and returns on invested capital to improve over time.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. We have derived the results of operations from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)
Net revenue:
Performance Sensing	$757.4	71.3%	$731.6	71.7%	$1,495.7	72.6%	$1,434.3	71.8%
Sensing Solutions	304.7	28.7	288.9	28.3	564.6	27.4	562.0	28.2
Net revenue	1,062.1	100.0	1,020.5	100.0	2,060.3	100.0	1,996.3	100.0
Operating costs and expenses	944.1	88.9	881.6	86.4	1,793.4	87.0	1,731.4	86.7
Operating income	118.0	11.1	138.9	13.6	266.9	13.0	264.9	13.3
Interest expense, net	(38.1)	(3.6)	(44.8)	(4.4)	(78.2)	(3.8)	(90.3)	(4.5)
Other, net	(10.9)	(1.0)	(39.2)	(3.8)	(9.5)	(0.5)	(89.7)	(4.5)
Income before taxes	69.0	6.5	54.9	5.4	179.1	8.7	84.9	4.3
Provision for income taxes	19.9	1.9	20.0	2.0	43.6	2.1	27.6	1.4
Net income	$49.1	4.6%	$34.8	3.4%	$135.5	6.6%	$57.3	2.9%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended June 30, 2023 increased 4.1% compared to the prior period. Net revenue increased 3.4% on an organic basis, which excludes a decrease of 1.4% attributed to changes in foreign currency exchange rates and an increase of 2.1% due to the net effect of acquisitions and divestitures.
Net revenue for the six months ended June 30, 2023 increased 3.2% compared to the prior period. Net revenue increased 4.0% on an organic basis, which excludes a decrease of 1.9% attributed to changes in foreign currency exchange rates and an increase of 1.1% due to the net effect of acquisitions and divestitures.
Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. In the table above and the discussion below, the revenue previously reported for our Performance Sensing and Sensing Solutions reportable segments for the three and six months ended June 30, 2022 have been retrospectively recast to reflect this change. In addition, the six months ended June 30, 2023 includes amounts for the three months ended March 31, 2023 that have been retrospectively adjusted for this change.

Performance Sensing
Performance Sensing net revenue for the three months ended June 30, 2023 increased 3.5% compared to the prior period. Excluding a decrease of 1.7% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue increased 5.2% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended June 30, 2023 grew 4.7% compared to the prior period. Excluding a decline of 2.0% attributed to changes in foreign currency exchange rates, automotive net revenue grew 6.7% on an organic basis, primarily due to market growth and improved pricing. HVOR net revenue for the three months ended June 30, 2023 grew 0.8% compared to the prior period. Excluding a decline of 1.0% attributed to changes in foreign currency exchange rates, HVOR net revenue grew 1.8% on an organic basis, primarily due to market growth, partially offset by channel inventory de-stocking.
Performance Sensing net revenue for the six months ended June 30, 2023 increased 4.3% compared to the prior period. Excluding a decrease of 2.1% attributed to changes in foreign currency exchange rates and an increase of 0.2% due to the effect of acquisitions, Performance Sensing net revenue increased 6.2% on an organic basis. Both automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the six months ended June 30, 2023 grew 3.8% compared to the prior period. Excluding a decrease of 2.5% attributed to changes in foreign currency exchange rates, automotive net revenue grew 6.3% on an organic basis, primarily due to market growth and improved pricing. HVOR net revenue for the six months ended June 30, 2023 grew 5.4% compared to the prior period. Excluding a decrease of 1.4% attributed to changes in foreign currency exchange rates and an increase of 0.7% due to the effect of acquisitions, HVOR net revenue grew 6.1% on an organic basis, primarily due to market growth and outgrowth, partially offset by channel inventory de-stocking.
Sensing Solutions
Sensing Solutions net revenue for the three months ended June 30, 2023 increased 5.5% compared to the prior period. Excluding a decline of 0.9% attributed to changes in foreign currency exchange rates and an increase of 7.6% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue declined 1.2% on an organic basis, which primarily reflects weakness in our appliance and HVAC markets, partially offset by growth in the aerospace markets.
Sensing Solutions net revenue for the six months ended June 30, 2023 increased 0.5% compared to the prior period. Excluding a decline of 1.2% attributed to changes in foreign currency exchange rates and an increase of 3.3% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue declined 1.6% on an organic basis, which primarily reflects weakness in our appliance and HVAC markets, partially offset by growth in the aerospace markets.
Operating costs and expenses
Operating costs and expenses for the three and six months ended June 30, 2023 and 2022 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)
Operating costs and expenses:
Cost of revenue	$732.1	68.9%	$686.6	67.3%	$1,402.6	68.1%	$1,343.7	67.3%
Research and development	44.9	4.2	48.0	4.7	90.8	4.4	94.0	4.7
Selling, general and administrative	91.3	8.6	97.3	9.5	177.5	8.6	193.0	9.7
Amortization of intangible assets	54.6	5.1	36.8	3.6	95.3	4.6	74.2	3.7
Restructuring and other charges, net	21.3	2.0	12.9	1.3	27.3	1.3	26.6	1.3
Total operating costs and expenses	$944.1	88.9%	$881.6	86.4%	$1,793.4	87.0%	$1,731.4	86.7%
___________________________________
(1)    Represents the amount presented divided by total net revenue.

Cost of revenue
For the three months ended June 30, 2023, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the $10.5 million write-down of inventory as a result of our decision to exit the Marine Business, (2) the unfavorable effect of acquisitions and divestitures on gross margin, (3) the unfavorable effect of product mix, and (4) the unfavorable effect of changes in foreign currency exchange rates, partially offset by the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage. Refer to Note 5: Restructuring and Other Charges, Net, of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional details regarding the charges related to the exit of the Marine Business.
For the six months ended June 30, 2023, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the unfavorable effect of product mix, (2) the $10.5 million write-down of inventory as a result of our decision to exit the Marine Business, (3) the unfavorable effect of acquisitions and divestitures on gross margin, and (4) the unfavorable effect of changes in foreign currency exchange rates, partially offset by the net impacts of pricing recoveries, inflation, and volume leverage.
Research and development expense
For the three months ended June 30, 2023, research and development ("R&D") expense decreased from the prior period, primarily due to lower costs as a result of repositioning actions taken in fiscal year 2022, partially offset by higher spend to support increased revenue.
For the six months ended June 30, 2023, R&D expense decreased from the prior period, primarily due to (1) lower costs as a result of repositioning actions taken in fiscal year 2022 and (2) the favorable effect of changes in foreign currency exchange rates, partially offset by higher spend to support increased revenue.
Selling, general and administrative expense
For the three months ended June 30, 2023, selling, general and administrative ("SG&A") expense decreased from the prior period, primarily as a result of (1) cost savings as a result of repositioning actions taken in fiscal year 2022, and (2) lower transaction costs as a result of reduced mergers and acquisitions activity, partially offset by (1) increased SG&A expense from our acquisitions (net of divestitures) and (2) increased share-based compensation expense. Refer to Note 15: Acquisitions and Divestitures and Note 4: Share-Based Payment Plans of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding acquired businesses and share-based compensation.
For the six months ended June 30, 2023, SG&A expense decreased from the prior period, primarily as a result of (1) cost savings as a result of repositioning actions taken in fiscal year 2022, (2) lower transaction costs as a result of reduced mergers and acquisitions activity, and (3) the favorable effect of changes in foreign currency exchange rates, partially offset by increased SG&A expense from our acquisitions (net of divestitures).
Amortization of intangible assets
For the three and six months ended June 30, 2023, amortization of intangible assets increased from the prior period, primarily due to (1) a charge of $13.5 million for accelerated amortization of intangible assets as a result of our exit from the Marine Business and (2) increased amortization due to newly acquired intangible assets. Refer to Note 5: Restructuring and Other Charges, Net, of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional details regarding the charges regarding the exit of the Marine Business.
Restructuring and other charges, net
For the three months ended June 30, 2023, restructuring and other charges, net increased from the prior period, primarily due to (1) charges incurred as a result of our exit from the Marine Business and (2) an increase in severance charges that were not the result of initiation of a larger restructuring plan, partially offset by lower acquisition-related deferred compensation. Refer to Note 5: Restructuring and Other Charges, Net of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the components of restructuring and other charges, net, including the exit of the Marine Business.

For the six months ended June 30, 2023, restructuring and other charges, net increased slightly from the prior period, as negative factors such as (1) charges incurred as a result of our exit from the Marine Business, (2) the non-recurrence of a gain recognized in the first quarter of 2022 related to the reduction of the liability for contingent consideration for Spear, and (3) an increase in severance charges that were not the result of initiation of a larger restructuring plan, were largely offset by positive factors such as (1) a reduction in expense for acquisition-related compensation arrangements and (2) the gain on sale of a business in the first quarter of 2023.
Operating income
For the three months ended June 30, 2023, operating income decreased compared to the prior period, primarily due to (1) $38.3 million of charges incurred as a result of our exit from the Marine Business, (2) the unfavorable effect of changes in foreign currency exchange rates, (3) the dilutive impact of acquisitions and divestitures, and (4) unfavorable product mix, partially offset by (1) the net impacts of pricing recoveries, inflation, and volume leverage, (2) cost savings as a result of repositioning actions taken in fiscal year 2022, and (3) lower acquisition-related deferred compensation.
For the six months ended June 30, 2023, operating income increased compared to the prior period, primarily due to (1) the net impacts of pricing recoveries, inflation, and volume leverage, (2) cost savings as a result of repositioning actions taken in fiscal year 2022, (3) lower acquisition-related deferred compensation, and (4) the gain on the sale of a business in the first quarter of 2023. These drivers were partially offset by (1) $38.3 million of charges incurred as a result of our exit from the Marine Business, (2) the dilutive impact of acquisitions and divestitures, (3) the unfavorable effect of changes in foreign currency exchange rates, (4) unfavorable product mix, (5) the impact of the non-recurrence of a gain recognized in the first quarter of 2022 related to the reduction of the liability for contingent consideration for Spear, and (6) an increase in severance charges that were not the result of initiation of a larger restructuring plan.
Interest expense, net
For the three months ended June 30, 2023, interest expense, net decreased $6.7 million from the prior period, primarily due to (1) increased interest income as a result of increasing interest rates and (2) lower interest expense on the Term Loan due to the early payment on the Term Loan in the first and second quarters of 2023, partially offset by increased interest expense due to the net impact of the early redemption of the 4.875% Senior Notes and the issuance of the 5.875% Senior Notes in the third quarter of 2022. Refer to Note 14: Debt of the audited consolidated financial statements and notes thereto included in the 2022 Annual Report and Note 10: Debt, of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding these debt transactions.
For the six months ended June 30, 2023, interest expense, net decreased $12.1 million from the prior period, primarily due to increased interest income as a result of increasing interest rates, partially offset by increased interest expense due to the net impact of the early redemption of the 4.875% Senior Notes and the issuance of the 5.875% Senior Notes in the third quarter of 2022.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost. Refer to Note 6: Other, Net of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more details regarding the components of other, net.
For the three months ended June 30, 2023, other, net represented a net loss of $10.9 million, a favorable impact on earnings of $28.3 million compared to a net loss of $39.2 million in the prior period. This favorable impact was primarily due to (1) the non-recurrence of mark-to-market losses on equity investments, primarily our investment in Quanergy Systems Inc. ("Quanergy"), in the second quarter of 2022, (2) lower losses on commodity forward contracts, and (3) lower currency remeasurement loss on net monetary assets.
For the six months ended June 30, 2023, other, net represented a net loss of $9.5 million, a favorable impact on earnings of $80.2 million compared to a net loss of $89.7 million in the prior period. This was largely due to (1) the non-recurrence of mark-to-market losses on equity investments, primarily our investment in Quanergy, in the six months ended June 30, 2022, (2) the combined impact of lower currency remeasurement loss on net monetary assets and higher gains on foreign currency forward contracts, and (3) lower losses on commodity forward contracts.

Provision for income taxes
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
For the three months ended June 30, 2023, the provision for income taxes decreased $0.1 million from the prior period, predominantly due to the inability to benefit the 2022 mark-to-market loss on our investment in Quanergy.
For the six months ended June 30, 2023, the provision for income taxes increased $16.0 million from the prior period, predominantly due to the increase in profit before tax and the inability to benefit the 2022 mark-to-market loss on our investment in Quanergy.
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
Organic revenue growth (or decline) and market outgrowth
Organic revenue growth (or decline) is defined as the reported percentage change in net revenue, calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign currency exchange rate differences as well as the net impact of material acquisitions and divestitures for the 12-month period following the respective transaction date(s).
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
Market outgrowth is calculated as organic revenue growth less our weighted market growth. Our weighted market growth is calculated using our regional and platform sales mix, as applicable, in the corresponding prior period. Market outgrowth is used to describe the impact of an increasing quantity and value of our products used in customer systems and applications above market growth. We believe this provides a more meaningful comparison of our revenue growth relative to the markets we serve.
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

We may also refer to certain of these measures, or changes in these measures, on a constant currency basis. Adjusted operating margin calculated on a constant currency basis is determined by stating revenues and expenses at prior period foreign currency exchange rates and excludes the impact of foreign currency exchange rates on all hedges. Adjusted EPS on a constant currency basis is determined in the same manner as adjusted operating margin, but also excludes the change in gain or loss on the remeasurement of monetary assets and liabilities.
Management uses adjusted operating income, adjusted operating margin, adjusted net income, and adjusted EPS (and the constant currency equivalent of each) as measures of operating performance, for planning purposes (including the preparation of our annual operating budget), to allocate resources to enhance the financial performance of our business, to evaluate the effectiveness of our business strategies, in communications with our Board of Directors and investors concerning our financial performance, and as factors in determining compensation for certain employees. We believe investors and securities analysts also use these non-GAAP financial measures in their evaluation of our performance and the performance of other similar companies. These non-GAAP financial measures are not measures of liquidity.
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

•Step-up depreciation and amortization: includes depreciation expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., property, plant and equipment and inventories) and amortization of intangible assets.
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
Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended June 30, 2023 and 2022. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended June 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$118.0	11.1%	$19.9	$49.1	$0.32
Non-GAAP adjustments:
Restructuring related and other	31.1	2.9	(0.6)	30.4	0.20
Financing and other transaction costs	4.3	0.4	(0.1)	3.9	0.03
Step-up depreciation and amortization	53.3	5.0	—	53.3	0.35
Deferred (gain)/loss on derivative instruments	(0.9)	(0.1)	(1.1)	4.2	0.03
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	6.4	6.4	0.04
Total adjustments	87.7	8.3	4.6	100.0	0.65
Adjusted (non-GAAP)	$205.7	19.4%	$15.3	$149.2	$0.97

	For the three months ended June 30, 2022
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$138.9	13.6%	$20.0	$34.8	$0.22
Non-GAAP adjustments:
Restructuring related and other	3.9	0.4	0.0	4.3	0.03
Financing and other transaction costs	14.4	1.4	(0.5)	28.3	0.18
Step-up depreciation and amortization	35.3	3.5	—	35.3	0.22
Deferred loss on derivative instruments	1.2	0.1	(4.0)	15.4	0.10
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	9.7	9.7	0.06
Total adjustments	54.8	5.4	5.2	94.7	0.60
Adjusted (non-GAAP)	$193.8	19.0%	$14.9	$129.5	$0.83

The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the six months ended June 30, 2023 and 2022.

	For the six months ended June 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$266.9	13.0%	$43.6	$135.5	$0.88
Non-GAAP adjustments:
Restructuring related and other	34.0	1.7	(1.3)	32.7	0.21
Financing and other transaction costs	8.5	0.4	2.8	11.5	0.08
Step-up depreciation and amortization	92.5	4.5	—	92.5	0.60
Deferred (gain)/loss on derivative instruments	(3.2)	(0.2)	(0.2)	0.9	0.01
Amortization of debt issuance costs	—	—	—	3.4	0.02
Deferred taxes and other tax related	—	—	13.2	13.2	0.09
Total adjustments	131.8	6.4	14.5	154.3	1.01
Adjusted (non-GAAP)	$398.6	19.3%	$29.1	$289.8	$1.89

	For the six months ended June 30, 2022
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$264.9	13.3%	$27.6	$57.3	$0.36
Non-GAAP adjustments:
Restructuring related and other	8.0	0.4	(0.1)	8.3	0.05
Financing and other transaction costs	30.3	1.5	(1.0)	102.8	0.65
Step-up depreciation and amortization	71.3	3.6	—	71.3	0.45
Deferred loss on derivative instruments	1.8	0.1	(2.2)	8.5	0.05
Amortization of debt issuance costs	—	—	—	3.4	0.02
Deferred taxes and other tax related	—	—	1.3	1.3	0.01
Total adjustments	111.4	5.6	(2.0)	195.7	1.24
Adjusted (non-GAAP)	$376.3	18.8%	$29.6	$253.0	$1.60
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the six months ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities (GAAP)	$212.6	$141.9
Additions to property, plant and equipment and capitalized software	(84.4)	(74.1)
Free cash flow (non-GAAP)	$128.2	$67.8
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2023	2022	2023	2022
Corporate and other expenses (GAAP)	$(81.5)	$(76.4)	$(143.9)	$(152.5)
Restructuring related and other	13.1	2.6	11.7	5.2
Financing and other transaction costs	1.0	2.8	3.6	6.5
Step-up depreciation and amortization	0.3	0.3	0.3	0.6
Deferred (gain)/loss on derivative instruments	(0.9)	1.2	(3.2)	1.8
Total adjustments	13.4	6.9	12.4	14.1
Adjusted corporate and other expenses (non-GAAP)	$(68.1)	$(69.4)	$(131.5)	$(138.4)

The following table provides a reconciliation of net income in accordance with U.S. GAAP to Adjusted EBITDA.

		For the three months ended June 30,		For the six months ended June 30,
(In millions)	LTM	2023	2022	2023	2022
Net income	$388.9	$49.1	$34.8	$135.5	$57.3
Interest expense, net	166.7	38.1	44.8	78.2	90.3
Provision for income taxes	102.0	19.9	20.0	43.6	27.6
Depreciation expense	127.9	32.6	31.4	63.6	62.9
Amortization of intangible assets	175.0	54.6	36.8	95.3	74.2
EBITDA	960.5	194.3	167.9	416.2	312.2
Non-GAAP adjustments
Restructuring related and other	63.6	31.1	4.3	34.0	8.5
Financing and other transaction costs	(87.6)	4.0	28.7	8.8	103.8
Deferred (gain)/loss on derivative instruments	(7.6)	5.3	19.4	1.2	10.7
Adjusted EBITDA	$928.8	$234.7	$220.4	$460.2	$435.2
The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	June 30, 2023	December 31, 2022
Current portion of long-term debt, finance lease and other financing obligations	$1.8	$256.5
Finance lease and other financing obligations, less current portion	23.8	24.7
Long-term debt, net	3,770.5	3,958.9
Total debt, finance lease and other financing obligations	3,796.1	4,240.1
Less: debt discount, net of premium	(2.4)	(3.4)
Less: deferred financing costs	(27.1)	(29.9)
Total gross indebtedness	3,825.6	4,273.4
Less: cash and cash equivalents	857.3	1,225.5
Net debt	$2,968.3	$3,047.9

Adjusted EBITDA (LTM)	$928.8	$903.9
Net leverage ratio	3.2	3.4
Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, we held cash and cash equivalents in the following regions:

(In millions)	June 30, 2023	December 31, 2022
United Kingdom	$11.7	$15.7
United States	13.8	16.1
The Netherlands	400.3	861.3
China	350.1	210.0
Other	81.4	122.5
Total	$857.3	$1,225.5
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

Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of June 30, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$(1.8)	€0.0	£10.5	¥—
United States	13.6	0.2	—	—
The Netherlands	385.4	12.4	1.0	—
China	134.8	—	—	1,557.6
Other	62.7	2.1	0.1	—
Total	$594.6	€14.7	£11.6	¥1,557.6
USD Equivalent		$16.0	$14.6	$215.3	$16.8

	As of December 31, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$2.7	€0.0	£10.7	¥—
United States	16.1	—	—	—
The Netherlands	848.6	10.9	0.2	—
China	95.0	—	—	794.4
Other	99.9	2.3	—	—
Total	$1,062.3	€13.2	£10.9	¥794.4
USD Equivalent		$14.0	$13.2	$115.2	$20.8
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2023 and 2022. We have derived these summarized statements of cash flows from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2023	June 30, 2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$338.9	$300.1
Changes in operating assets and liabilities, net	(117.8)	(143.2)
Cash operating activities	(8.4)	(15.0)
Operating activities	212.6	141.9
Investing activities	(65.8)	(129.8)
Financing activities	(515.0)	(162.5)
Net change	$(368.2)	$(150.4)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2023 increased compared to the corresponding period of the prior year, primarily due to higher net income and timing of supplier payments and customer receipts. The increase was partially offset by additional cash paid on interest of $15.2 million in the six months ended June 30, 2023 compared to the prior period.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2023 decreased compared to the corresponding period of the prior year, primarily due to (1) the fact that there were no acquisitions in the six months ended June 30, 2023 (compared to $49.0 million paid for Elastic M2M in the prior period) and (2) we paid $0.4 million to invest in debt and equity securities (compared to $6.9 million in the prior period), partially offset by an increase in capital expenditures of $10.4 million. In addition, we received cash proceeds of $19.0 million from the sale of businesses in the six months ended June 30, 2023. For fiscal year 2023, we anticipate capital expenditures of approximately $170.0 million to $180.0 million, which we expect to fund with cash on hand.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2023 increased primarily due to (1) the early payment of the entire Term Loan balance made in the six months ended June 30, 2023 and (2) an increase in cash paid to shareholders in the form of cash dividends of $17.9 million, partially offset by lower cash paid to repurchase ordinary shares as part of our share repurchase program.
Indebtedness and Liquidity
As of June 30, 2023, we had $3.8 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Senior Secured Credit Facilities
The Credit Agreement provides for Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In the six months ended June 30, 2023, we repaid the Term Loan balance in full.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of June 30, 2023, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2023, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of June 30, 2023, availability under the Accordion was approximately $1.2 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 21, 2023, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2023.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2022 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of June 30, 2023, we believe we were in compliance with all covenants and default provisions under our credit arrangements.

Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the January 2022 Program, under which approximately $199.4 million remained available as of June 30, 2023. In the six months ended June 30, 2023 and 2022, we repurchased 0.6 million and 2.8 million ordinary shares, respectively, under the January 2022 Program.
Dividends
In the second quarter of 2022, we began paying cash dividends of $0.11 per share to our shareholders. In the second quarter of 2023, we increased the dividends to $0.12 per share. In the six months ended June 30, 2023 and 2022, we paid aggregate cash dividends of $35.1 million and $17.2 million, respectively. On July 20, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on August 23, 2023 to shareholders of record as of August 9, 2023.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with United States generally accepted accounting principles. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2023	210,572	$50.02	—	$224.5
May 1 through May 31, 2023	323,381	$41.14	305,514	$211.9
June 1 through June 30, 2023	286,164	$44.16	284,382	$199.4
Quarter total	820,117	$44.47	589,896	$199.4
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 210,572, 17,867, and 1,782 ordinary shares withheld in April 2023, May 2023, and June 2023, respectively, representing a total aggregate fair value of $11.3 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5.Other Information.
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
Date: August 1, 2023

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeff Cote
(Jeff Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)