Form 10-Q
period 2023-09-30
Sensata Technologies Holding plc
filed 2023-11-07
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2023, 151,355,005 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$889,703	$1,225,518
Accounts receivable, net of allowances of $35,207 and $24,246 as of September 30, 2023 and December 31, 2022, respectively	766,835	742,382
Inventories	683,646	644,875
Prepaid expenses and other current assets	152,981	162,268
Total current assets	2,493,165	2,775,043
Property, plant and equipment, net	874,126	840,819
Goodwill	3,864,490	3,911,224
Other intangible assets, net of accumulated amortization of $2,484,206 and $2,352,813 as of September 30, 2023 and December 31, 2022, respectively	921,444	999,722
Deferred income tax assets	93,858	100,539
Other assets	141,252	128,873
Total assets	$8,388,335	$8,756,220
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$1,888	$256,471
Accounts payable	515,095	531,572
Income taxes payable	28,399	43,987
Accrued expenses and other current liabilities	327,291	346,942
Total current liabilities	872,673	1,178,972
Deferred income tax liabilities	389,551	364,593
Pension and other post-retirement benefit obligations	39,131	36,086
Finance lease and other financing obligations, less current portion	23,456	24,742
Long-term debt, net	3,771,810	3,958,928
Other long-term liabilities	66,533	82,092
Total liabilities	5,163,154	5,645,413
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 175,819 and 175,207 shares issued as of September 30, 2023 and December 31, 2022, respectively	2,249	2,242
Treasury shares, at cost, 24,260 and 22,781 shares as of September 30, 2023 and December 31, 2022, respectively	(1,185,060)	(1,124,713)
Additional paid-in capital	1,896,081	1,866,201
Retained earnings	2,516,218	2,383,341
Accumulated other comprehensive loss	(4,307)	(16,264)
Total shareholders' equity	3,225,181	3,110,807
Total liabilities and shareholders' equity	$8,388,335	$8,756,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net revenue	$1,001,302	$1,018,268	$3,061,589	$3,014,586
Operating costs and expenses:
Cost of revenue	687,959	694,535	2,090,538	2,038,218
Research and development	45,448	47,947	136,244	141,898
Selling, general and administrative	85,661	90,013	263,123	283,022
Amortization of intangible assets	39,970	40,313	135,307	114,485
Restructuring and other charges, net	26,004	(107,441)	53,262	(80,811)
Total operating costs and expenses	885,042	765,367	2,678,474	2,496,812
Operating income	116,260	252,901	383,115	517,774
Interest expense, net	(36,908)	(44,856)	(115,104)	(135,143)
Other, net	1,317	(21,371)	(8,215)	(111,067)
Income before taxes	80,669	186,674	259,796	271,564
Provision for income taxes	17,868	46,421	61,467	74,029
Net income	$62,801	$140,253	$198,329	$197,535
Basic net income per share	$0.41	$0.91	$1.30	$1.27
Diluted net income per share	$0.41	$0.91	$1.30	$1.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$62,801	$140,253	$198,329	$197,535
Other comprehensive (loss)/income:
Cash flow hedges	(401)	10,329	11,092	22,362
Defined benefit and retiree healthcare plans	248	577	865	1,385
Other comprehensive (loss)/income	(153)	10,906	11,957	23,747
Comprehensive income	$62,648	$151,159	$210,286	$221,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$198,329	$197,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96,877	94,562
Amortization of debt issuance costs	5,110	5,256
Gain on sale of business	(5,877)	(135,112)
Share-based compensation	24,454	24,180
Loss on debt financing	857	5,468
Amortization of intangible assets	135,307	114,485
Deferred income taxes	12,323	3,313
Loss on equity investments, net	678	75,135
Unrealized loss on derivative instruments and other	15,712	40,702
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(24,768)	(88,617)
Inventories	(42,600)	(77,059)
Prepaid expenses and other current assets	5,905	(24,145)
Accounts payable and accrued expenses	(28,368)	10,928
Income taxes payable	(15,588)	16,205
Other	(4,154)	(3,603)
Acquisition-related compensation payments	(22,620)	(23,500)
Net cash provided by operating activities	351,577	235,733
Cash flows from investing activities:
Acquisitions, net of cash received	—	(632,683)
Additions to property, plant and equipment and capitalized software	(136,224)	(110,424)
Investment in debt and equity securities	(390)	(7,773)
Proceeds from the sale of business, net of cash sold	19,000	198,841
Other	—	152
Net cash used in investing activities	(117,614)	(551,887)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	5,346	16,460
Payment of employee restricted stock tax withholdings	(12,067)	(7,834)
Proceeds from borrowings on debt	—	500,000
Payments on debt	(448,640)	(507,968)
Dividends paid	(53,380)	(34,271)
Payments to repurchase ordinary shares	(60,290)	(241,903)
Payments of debt financing costs	(747)	(13,369)
Net cash used in financing activities	(569,778)	(288,885)
Net change in cash and cash equivalents	(335,815)	(605,039)
Cash and cash equivalents, beginning of year	1,225,518	1,708,955
Cash and cash equivalents, end of period	$889,703	$1,103,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2023	175,793	$2,249	(23,371)	$(1,149,838)	$1,889,234	$2,472,281	$(4,154)	$3,209,772
Surrender of shares for tax withholding	—	—	(14)	(597)	—	—	—	(597)
Stock options exercised	—	—	—	—	—	—	—	—
Vesting of restricted securities	40	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(18,267)	—	(18,267)
Repurchase of ordinary shares	—	—	(889)	(35,222)	—	—	—	(35,222)
Retirement of ordinary shares	(14)	—	14	597	—	(597)	—	—
Share-based compensation	—	—	—	—	6,847	—	—	6,847
Net income	—	—	—	—	—	62,801	—	62,801
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of September 30, 2023	175,819	$2,249	(24,260)	$(1,185,060)	$1,896,081	$2,516,218	$(4,307)	$3,225,181

Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807
Surrender of shares for tax withholding	—	—	(247)	(12,067)	—	—	—	(12,067)
Stock options exercised	158	2	—	—	5,426	—	—	5,428
Vesting of restricted securities	701	7	—	—	—	(7)	—	—
Cash dividends paid	—	—	—	—	—	(53,380)	—	(53,380)
Repurchase of ordinary shares	—	—	(1,479)	(60,347)	—	—	—	(60,347)
Retirement of ordinary shares	(247)	(2)	247	12,067	—	(12,065)	—	—
Share-based compensation	—	—	—	—	24,454	—	—	24,454
Net income	—	—	—	—	—	198,329	—	198,329
Other comprehensive income	—	—	—	—	—	—	11,957	11,957
Balance as of September 30, 2023	175,819	$2,249	(24,260)	$(1,185,060)	$1,896,081	$2,516,218	$(4,307)	$3,225,181

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2022	174,924	$2,239	(19,269)	$(978,595)	$1,841,925	$2,164,734	$(6,719)	$3,023,584
Surrender of shares for tax withholding	—	—	(6)	(257)	—	—	—	(257)
Stock options exercised	45	—	—	—	1,883	—	—	1,883
Vesting of restricted securities	20	1	—	—	—	(1)	—	—
Cash dividends paid	—	—	—	—	—	(17,046)	—	(17,046)
Repurchase of ordinary shares	—	—	(2,346)	(98,446)	—	—	—	(98,446)
Retirement of ordinary shares	(6)	—	6	257	—	(257)	—	—
Share-based compensation	—	—	—	—	8,441	—	—	8,441
Net income	—	—	—	—	—	140,253	—	140,253
Other comprehensive income	—	—	—	—	—	—	10,906	10,906
Balance as of September 30, 2022	174,983	$2,240	(21,615)	$(1,077,041)	$1,852,249	$2,287,683	$4,187	$3,069,318

Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(157)	(7,834)	—	—	—	(7,834)
Stock options exercised	374	4	—	—	15,825	—	—	15,829
Vesting of restricted securities	479	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(34,271)	—	(34,271)
Repurchase of ordinary shares	—	—	(5,177)	(244,602)	—	—	—	(244,602)
Retirement of ordinary shares	(157)	(2)	157	7,834	—	(7,832)	—	—
Share-based compensation	—	—	—	—	24,180	—	—	24,180
Net income	—	—	—	—	—	197,535	—	197,535
Other comprehensive income	—	—	—	—	—	—	23,747	23,747
Balance as of September 30, 2022	174,983	$2,240	(21,615)	$(1,077,041)	$1,852,249	$2,287,683	$4,187	$3,069,318
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
3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and nine months ended September 30, 2023 and 2022 for our two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"):

	For the three months ended September 30, 2023			For the three months ended September 30, 2022 (3)
	PS	SS	Total	PS	SS	Total
Automotive	$548,759	$10,365	$559,124	$525,271	$8,616	$533,887
HVOR (1)	205,229	—	205,229	214,178	—	214,178
Industrial	—	129,641	129,641	—	162,269	162,269
Appliance and HVAC (2)	—	48,316	48,316	—	51,927	51,927
Aerospace	—	48,638	48,638	—	37,789	37,789
Other	—	10,354	10,354	—	18,218	18,218
Total	$753,988	$247,314	$1,001,302	$739,449	$278,819	$1,018,268

	For the nine months ended September 30, 2023 (3)			For the nine months ended September 30, 2022 (3)
	PS	SS	Total	PS	SS	Total
Automotive	$1,595,911	$28,049	$1,623,960	$1,533,865	$27,833	$1,561,698
HVOR (1)	653,789	—	653,789	639,924	—	639,924
Industrial	—	463,355	463,355	—	429,221	429,221
Appliance and HVAC (2)	—	146,742	146,742	—	168,427	168,427
Aerospace	—	139,796	139,796	—	109,617	109,617
Other	—	33,947	33,947	—	105,699	105,699
Total	$2,249,700	$811,889	$3,061,589	$2,173,789	$840,797	$3,014,586
___________________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation and air conditioning

(3)    Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. The amounts previously reported in the tables above for the three and nine months ended September 30, 2022 have been retrospectively recast to reflect this change. In addition, the nine months ended September 30, 2023 includes amounts for the three months ended March 31, 2023 that have been retrospectively adjusted for this change.
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	$(2)	$158	$(88)	$467
Restricted securities	6,849	8,283	24,542	23,713
Share-based compensation expense	$6,847	$8,441	$24,454	$24,180
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the nine months ended September 30, 2023:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors	RSU (1)	33	$40.95
Various executives and employees	RSU (2)	552	$49.53
Various executives and employees	PRSU (3)	245	$49.45
Various executives and employees	PRSU (4)	103	$55.50
____________________________________
(1)    These RSUs cliff vest one year from the grant date (May and June 2024).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2026 and August 2026.
(3)    These PRSUs vest on various dates between April 2026 and July 2026. The number of units that ultimately vest will be between 0% and 200% and is dependent on the achievement of certain performance criteria.
(4)    These awards include certain PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (in April 2026 and July 2026) will be from 0% to 150%, depending on achievement of these performance criteria. Total grant date value of these PRSUs is approximately $5.7 million and was valued using the Monte Carlo method. Related share-based compensation expense recognized in the three and nine months ended September 30, 2023 was $0.6 million and $1.1 million, respectively.
5. Restructuring and Other Charges, Net
Q3 2023 Plan
In the three months ended September 30, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand and continued economic uncertainty in many of our end-markets and to take active measures to accelerate our margin recovery.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 451 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $20.5 million and $25.5 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before June 30, 2024. We expect to settle these charges with cash on hand.

We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Charges
(Dollars in thousands)	Positions	Minimum	Maximum
Performance Sensing	157	$7,043	$8,495
Sensing Solutions	145	5,214	7,495
Corporate and other	149	8,243	9,510
Total	451	$20,500	$25,500
Restructuring charges recognized in the three and nine months ended September 30, 2023 resulting from the Q3 2023 Plan are presented by business segment and corporate functions below.

	Severance	Facility and other exit costs (1)
Performance Sensing	$7,086	$237
Sensing Solutions	4,570	955
Corporate and other	8,533	—
Q3 2023 Plan total	$20,189	$1,192
___________________________________
(1)    Includes site closures
Marine Business
On June 6, 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”), which had been included in the Sensing Solutions reportable segment. Exiting the Marine Business resulted in charges of $0.9 million and $39.2 million in the three and nine months ended September 30, 2023, respectively, as presented in the table below:

		Period ended September 30, 2023
	Location	Three months	Nine Months
Accelerated amortization	Amortization of intangible assets	$—	$13,527
Write-down of inventory	Cost of revenue	—	10,479
Severance charges	Restructuring and other charges, net	—	1,168
Write-down of property, plant and equipment	Restructuring and other charges, net	—	1,735
Other charges, including contract termination costs	Restructuring and other charges, net	876	12,278
Total		$876	$39,187
Summary
The following table presents the charges and gains included as components of restructuring and other charges, net for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Q3 2023 Plan charges (1)	$21,381	$—	$21,381	$—
Other restructuring and other charges, net
Severance charges, net (2)	(435)	6,249	8,527	6,836
Facility and other exit costs	494	2,181	1,029	4,470
Gain on sale of business	—	(135,112)	(5,877)	(135,112)
Acquisition-related compensation arrangements	3,769	7,359	14,371	38,448
Other (3)(4)	795	11,882	13,831	4,547
Restructuring and other charges, net	$26,004	$(107,441)	$53,262	$(80,811)
___________________________________
(1)    Includes severance charges and facility and other exit costs relating to the Q3 2023 Plan as detailed under the heading Q3 2023 Plan above.

(2)    Each period presented includes severance charges, net of reversals, that do not represent the initiation of a larger restructuring plan. The nine months ended September 30, 2023 includes severance charges incurred as a result of the exit of the Marine Business as detailed under the heading Marine Business above.
(3)    The three and nine months ended September 30, 2023 include charges related to the exit of the Marine Business, including the write-down of property, plant and equipment and other charges, including contract termination costs, as detailed under the heading Marine Business above.
(4)    The three and nine months ended September 30, 2022 include transaction-related charges to sell various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business"), partially offset in the nine months ended September 30, 2022 by gains related to changes in the fair value of acquisition-related contingent consideration amounts.
The following table presents a rollforward of our severance liability for the nine months ended September 30, 2023:

	Q3 2023 Plan	Other	Total
Balance as of December 31, 2022	$—	$8,617	$8,617
Charges, net of reversals	20,189	8,527	28,716
Payments	(2,988)	(14,686)	(17,674)
Foreign currency remeasurement	—	92	92
Balance as of September 30, 2023	$17,201	$2,550	$19,751
The severance liability as of September 30, 2023 and December 31, 2022 were entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Currency remeasurement loss on net monetary assets	$(4,491)	$(12,583)	$(15,057)	$(26,740)
(Loss)/gain on foreign currency forward contracts	(1,301)	6,178	3,306	8,100
Loss on commodity forward contracts	(476)	(5,773)	(4,846)	(14,603)
Loss on debt financing	—	(5,468)	(857)	(5,468)
Loss on equity investments, net	(376)	(4,035)	(678)	(75,135)
Net periodic benefit cost, excluding service cost	(863)	(868)	(2,644)	(2,262)
Other	8,824	1,178	12,561	5,041
Other, net	$1,317	$(21,371)	$(8,215)	$(111,067)
7. Income Taxes
The following table presents the provision for income taxes for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Provision for income taxes	$17,868	$46,421	$61,467	$74,029
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
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2023 and 2022 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic weighted-average ordinary shares outstanding	152,046	154,474	152,421	156,124
Dilutive effect of stock options	19	107	75	256
Dilutive effect of unvested restricted securities	314	362	426	475
Diluted weighted-average ordinary shares outstanding	152,379	154,943	152,922	156,855
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Anti-dilutive shares excluded	1,815	1,917	1,274	1,116
Contingently issuable shares excluded	1,239	1,513	1,291	1,299
9. Inventories
The following table presents the components of inventories as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finished goods	$242,695	$202,531
Work-in-process	119,104	117,691
Raw materials	321,847	324,653
Inventories	$683,646	$644,875

10. Debt
The following table presents the components of long-term debt, finance lease and other financing obligations as of September 30, 2023 and December 31, 2022:

	Maturity Date	September 30, 2023	December 31, 2022
Term Loan (1)	September 20, 2026	$—	$446,834
5.625% Senior Notes	November 1, 2024	400,000	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
Less: debt discount, net of premium		(1,994)	(3,360)
Less: deferred financing costs		(26,196)	(29,916)
Less: current portion		—	(254,630)
Long-term debt, net		$3,771,810	$3,958,928

Finance lease and other financing obligations		$25,344	$26,583
Less: current portion		(1,888)	(1,841)
Finance lease and other financing obligations, less current portion		$23,456	$24,742
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
On August 22, 2023, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies, Inc. ("STI"), Sensata Technologies Intermediate Holding B.V., and Sensata Technologies B.V. (“STBV”), entered into an amendment (the “Thirteenth Amendment”) to (i) the credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement"), and (ii) the Foreign Guaranty, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified prior to the Thirteenth Amendment).
Among other changes to the Credit Agreement, the Thirteenth Amendment, (i) released the Foreign Guarantors (excluding STBV) (the "Specified Foreign Guarantors") from all of their remaining obligations as guarantors and securing parties under the Credit Agreement, subject to an obligation to reinstate the guarantees under certain conditions, and (ii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
The Specified Foreign Guarantors were released from their guaranty obligations with respect to STBV’s 5.625% senior notes due 2024, 5.000% senior notes due 2025, 4.000% senior notes due 2029 and 5.875% senior notes due 2030 and with respect to STI’s 4.375% senior notes due 2030 and 3.750% senior notes due 2031, in each case in accordance with the terms of the relevant indenture pursuant to which such senior notes were issued.
As of September 30, 2023, we had $746.1 million available under our $750.0 million revolving credit facility (the "Revolving Credit Facility"), net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2023, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, accrued interest totaled $54.0 million and $50.1 million, respectively.

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
12. Shareholders' Equity
Cash Dividends
In the three and nine months ended September 30, 2023, we paid aggregate cash dividends of $18.3 million and $53.4 million, respectively, compared to $17.0 million and $34.3 million in the three and nine months ended September 30, 2022, respectively. On October 26, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on November 22, 2023 to shareholders of record as of November 8, 2023.
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. On January 20, 2022, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019. On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the January 2022 Program and became effective on October 1, 2023.
In the three and nine months ended September 30, 2023, we repurchased 0.9 million and 1.5 million ordinary shares, respectively (for an aggregate value of $35.2 million and $60.3 million, respectively). In the three and nine months ended September 30, 2022, we repurchased 2.3 million and 5.2 million ordinary shares, respectively (for an aggregate value of $98.4 million and $244.6 million, respectively). All share repurchases in these periods were made under the January 2022 Program. As of September 30, 2023, $164.2 million remained available for repurchase under the January 2022 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the nine months ended September 30, 2023:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$15,665	$(31,929)	$(16,264)
Other comprehensive income before reclassifications, net of tax	31,903	—	31,903
Reclassifications from accumulated other comprehensive loss, net of tax	(20,811)	865	(19,946)
Other comprehensive income	11,092	865	11,957
Balance as of September 30, 2023	$26,757	$(31,064)	$(4,307)

The following table presents the amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2023	2022	2023	2022
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(4,186)	$(14,909)	$(15,219)	$(28,649)	Net revenue (1)
Foreign currency forward contracts	(6,728)	(1,260)	(12,828)	(6,492)	Cost of revenue (1)
Total, before taxes	(10,914)	(16,169)	(28,047)	(35,141)	Income before taxes
Income tax effect	2,816	4,172	7,236	9,066	Provision for income taxes
Total, net of taxes	$(8,098)	$(11,997)	$(20,811)	$(26,075)	Net income

Defined benefit and retiree healthcare plans	$339	$725	$1,187	$1,855	Other, net
Income tax effect	(91)	(148)	(322)	(470)	Provision for income taxes
Total, net of taxes	$248	$577	$865	$1,385	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive loss in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are shown in the below table.

	September 30, 2023	December 31, 2022
Assets
Cash equivalents (Level 1)	$496,937	$860,034
Foreign currency forward contracts (Level 2)	36,008	31,126
Commodity forward contracts (Level 2)	1,388	4,181
Total	$534,333	$895,341
Liabilities
Foreign currency forward contracts (Level 2)	$5,344	$9,866
Commodity forward contracts (Level 2)	4,206	4,671
Total	$9,550	$14,537
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2022 and determined that they were not impaired. In the three months ended June 30, 2023, we exited the Marine Business, as discussed further in Note 5: Restructuring and Other Charges, Net. We considered the exit of the Marine Business and determined that goodwill related to the Clean Energy Solutions reporting unit was not impaired as of the date of the exit. No other events or changes in circumstances occurred in the nine months ended September 30, 2023 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2023		December 31, 2022
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
Term Loan	$—	$—	$446,834	$443,483
5.625% Senior Notes	$400,000	$395,000	$400,000	$398,000
5.0% Senior Notes	$700,000	$677,250	$700,000	$684,250
4.375% Senior Notes	$450,000	$393,750	$450,000	$400,500
3.75% Senior Notes	$750,000	$618,750	$750,000	$626,250
4.0% Senior Notes	$1,000,000	$872,500	$1,000,000	$875,000
5.875% Senior Notes	$500,000	$471,250	$500,000	$473,750
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments—Equity Securities. As of September 30, 2023 and December 31, 2022, we held equity investments under the measurement alternative of $18.2 million and $15.0 million, respectively, which are presented in other assets in the condensed consolidated balance sheets. There were no impairments or changes resulting from observable transactions for these investments in the three and nine months ended September 30, 2023 and 2022 and no adjustments have been made to their carrying values as of September 30, 2023 and December 31, 2022.
14. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and nine months ended September 30, 2023 and 2022, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of September 30, 2023, we estimated that $30.8 million of net gains will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2024.

As of September 30, 2023, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
33.0 EUR	September 27, 2023	October 31, 2023	Euro ("EUR") to USD	1.05 USD	Not designated
423.6 EUR	Various from October 2021 to September 2023	Various from October 2023 to September 2025	EUR to USD	1.10 USD	Cash flow hedge
422.0 CNY	September 22, 2023	October 31, 2023	USD to Chinese Renminbi ("CNY")	7.21 CNY	Not designated
35.0 USD	September 26, 2023	October 31, 2023	USD to CNY	7.21 CNY	Not designated
259.0 JPY	September 27, 2023	October 31, 2023	USD to Japanese Yen ("JPY")	148.51 JPY	Not designated
28,600.8 KRW	Various from November 2021 to September 2023	Various from October 2023 to August 2025	USD to Korean Won ("KRW")	1,281.04 KRW	Cash flow hedge
20.0 MYR	September 26, 2023	October 31, 2023	USD to Malaysian Ringgit ("MYR")	4.66 MYR	Not designated
147.0 MXN	September 27, 2023	October 31, 2023	USD to Mexican Peso ("MXN")	17.71 MXN	Not designated
4,510.0 MXN	Various from October 2021 to September 2023	Various from October 2023 to September 2025	USD to Mexican Peso ("MXN")	20.18 MXN	Cash flow hedge
2.5 GBP	September 27, 2023	October 31, 2023	British Pound Sterling ("GBP") to USD	1.21 USD	Not designated
59.1 GBP	Various from October 2021 to September 2023	Various from October 2023 to September 2025	GBP to USD	1.23 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
Hedges of Commodity Risk
As of September 30, 2023, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	769,760 troy oz.	October 2023 to July 2025	$23.51
Gold	6,637 troy oz.	October 2023 to July 2025	$1,961.81
Nickel	176,177 pounds	October 2023 to July 2025	$11.50
Aluminum	3,736,472 pounds	October 2023 to July 2025	$1.16
Copper	7,021,620 pounds	October 2023 to July 2025	$3.92
Platinum	7,621 troy oz.	October 2023 to July 2025	$983.17
Palladium	1,103 troy oz.	October 2023 to July 2025	$1,816.99

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$30,069	$27,114	Accrued expenses and other current liabilities	$4,111	$6,586
Foreign currency forward contracts	Other assets	5,613	3,763	Other long-term liabilities	984	3,280
Total		$35,682	$30,877		$5,095	$9,866
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$1,279	$2,542	Accrued expenses and other current liabilities	$3,501	$4,066
Commodity forward contracts	Other assets	109	1,639	Other long-term liabilities	705	605
Foreign currency forward contracts	Prepaid expenses and other current assets	326	249	Accrued expenses and other current liabilities	249	—
Total		$1,714	$4,430		$4,455	$4,671
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended September 30, 2023 and 2022:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2023	2022		2023	2022
Foreign currency forward contracts	$12,995	$35,324	Net revenue	$4,186	$14,909
Foreign currency forward contracts	$(2,622)	$(5,204)	Cost of revenue	$6,728	$1,260

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2023	2022
Commodity forward contracts	$(476)	$(5,773)	Other, net
Foreign currency forward contracts	$(1,301)	$6,178	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2023 and 2022:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2023	2022		2023	2022
Foreign currency forward contracts	$14,279	$69,102	Net revenue	$15,219	$28,649
Foreign currency forward contracts	$28,717	$(3,824)	Cost of revenue	$12,828	$6,492

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income		Location of (Loss)/Gain Recognized in Net Income
	2023	2022
Commodity forward contracts	$(4,846)	$(14,603)	Other, net
Foreign currency forward contracts	$3,306	$8,100	Other, net

Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2023, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $9.6 million. As of September 30, 2023, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
15. Acquisitions and Divestitures
Acquisitions
Elastic M2M
On February 11, 2022, we acquired all of the equity interests of Elastic M2M Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.6 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M are entitled to up to $30.0 million of additional acquisition-related incentive compensation, which was pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. All technical milestones were completed in fiscal year 2022. As of December 31, 2022, we had recognized $24.7 million of this acquisition-related incentive compensation. In the three and nine months ended September 30, 2023, we recognized an additional $1.8 million and $5.3 million, respectively, of this acquisition-related incentive compensation, which is recorded in restructuring and other charges, net.
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
Dynapower
On July 12, 2022, we completed the acquisition of all of the outstanding equity interests of DP Acquisition Corp ("Dynapower"), a leader in power conversion systems including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications, for an aggregate cash purchase price of $577.5 million. Dynapower also provides aftermarket sales and service to maintain its equipment in the field.
Dynapower is a foundational addition to our Clean Energy Solutions strategy and complements our recent acquisitions of GIGAVAC, Lithium Balance, and Spear. We are integrating Dynapower into our Sensing Solutions reportable segment.
We recorded measurement period adjustments in the three months ended June 30, 2023 that predominantly reflected an updated valuation of definite-lived intangible assets. Accordingly, definite-lived intangible assets in the three months ended June 30, 2023 increased $57.2 million (primarily customer relationships). Along with other adjustments, including the associated deferred income tax liability on acquired intangibles, goodwill decreased $41.0 million as a result of these adjustments.
The allocation of the purchase price related to this acquisition was finalized in the three months ended September 30, 2023. The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$9,958
Property, plant and equipment	1,846
Goodwill	379,823
Other intangible assets	221,600
Other assets	1,656
Deferred income tax liabilities	(40,785)
Other long-term liabilities	(1,035)
Fair value of net assets acquired, excluding cash and cash equivalents	573,063
Cash and cash equivalents	4,410
Fair value of net assets acquired	$577,473
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
Closing occurred in July 2022, at which time assets of approximately $70 million (including allocated goodwill of $45 million) and liabilities of approximately $2 million transferred to LTI. Transferred assets and liabilities excluded inventories and accounts payable, which transferred to LTI at the end of the Transition Period. We received cash consideration of $198.8 million at Closing and recognized a pre-tax gain of $135.1 million in the three months ended September 30, 2022. Cash consideration received at Closing excluded amounts held in escrow until various milestones were met through the Transition Period. In the three months ended June 30, 2023, we received an escrow payment of $15.0 million, which included $10.0 million (presented in cash flows from operating activities) related to the transfer of inventory. Approximately $4.0 million remains in escrow as of September 30, 2023.
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
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three and nine months ended September 30, 2023 and 2022. The amounts previously reported in the table below for the three and nine months ended September 30, 2022 have been retrospectively recast to reflect the move of the material handling products between operating segments as described above. In addition, the nine months ended September 30, 2023 includes amounts for the three months ended March 31, 2023 that have been retrospectively adjusted for this change.

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net revenue:
Performance Sensing	$753,988	$739,449	$2,249,700	$2,173,789
Sensing Solutions	247,314	278,819	811,889	840,797
Total net revenue	$1,001,302	$1,018,268	$3,061,589	$3,014,586
Segment operating income (as defined above):
Performance Sensing	$186,006	$181,931	$559,893	$535,438
Sensing Solutions	71,345	80,251	230,813	244,904
Total segment operating income	257,351	262,182	790,706	780,342
Corporate and other	(75,117)	(76,409)	(219,022)	(228,894)
Amortization of intangible assets	(39,970)	(40,313)	(135,307)	(114,485)
Restructuring and other charges, net	(26,004)	107,441	(53,262)	80,811
Operating income	116,260	252,901	383,115	517,774
Interest expense, net	(36,908)	(44,856)	(115,104)	(135,143)
Other, net	1,317	(21,371)	(8,215)	(111,067)
Income before taxes	$80,669	$186,674	$259,796	$271,564

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
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements, and should be read in conjunction with, the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the following discussions and tables have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue for the three months ended September 30, 2023 was $1,001.3 million, a decrease of 1.7% compared to $1,018.3 million in the prior period. Excluding a decrease of 1.0% attributed to changes in foreign currency exchange rates, net revenue decreased 0.7% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline).
Net revenue for the nine months ended September 30, 2023 was $3,061.6 million, an increase of 1.6% compared to $3,014.6 million in the nine months ended September 30, 2022. Excluding a decrease of 1.5% attributed to changes in foreign currency exchange rates and an increase of 0.7% due to the net effect of acquisitions and divestitures, net revenue increased 2.4% on an organic basis.
In the fourth quarter of 2023, we expect the impacts of the United Auto Workers' ("UAW") strike to result in a revenue headwind of approximately $35 million to $40 million sequentially from the third quarter of 2023.
Operating income for the three months ended September 30, 2023 decreased $136.6 million, or 54.0%, to $116.3 million (11.6% of net revenue) from $252.9 million (24.8% of net revenue) in the three months ended September 30, 2022. Operating income for the nine months ended September 30, 2023 decreased $134.7 million, or 26.0%, to $383.1 million (12.5% of net revenue) compared to $517.8 million (17.2% of net revenue) in the nine months ended September 30, 2022.
Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and nine months ended September 30, 2023 compared to the prior year periods.
We generated $351.6 million of operating cash flows in the nine months ended September 30, 2023, ending the quarter with $889.7 million in cash and cash equivalents. In the nine months ended September 30, 2023, we used approximately $446.8 million to pay down the remaining balance on our variable-rate Term Loan, bringing our gross indebtedness to $3.8 billion as of September 30, 2023 (a net leverage ratio of 3.1x) compared to $4.3 billion as of December 31, 2022 (a net leverage ratio of 3.4x). In the nine months ended September 30, 2023, we used cash of approximately $136.2 million for capital expenditures, $53.4 million for payment of dividends, and $60.3 million for share repurchases as part of our share repurchase plan.
We will continue to execute our capital allocation strategy that is currently designed to reduce our net leverage and return capital to shareholders through our dividend and opportunistic share repurchases. This strategy reduces risk in our capital structure, lowers interest expense, and improves net income and earnings per share. We expect improving free cash flow (cash from operations less capital expenditures) will naturally allow leverage to decline and returns on invested capital to improve over time.
Q3 2023 Plan
In the three months ended September 30, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand we have been experiencing due to continued economic uncertainty in many of our end markets and to take active measures to accelerate margin recovery. Our business strategy remains the same with increasing focus and effort in penetrating the fast-growing electrification trend where we are having great success with significant new business wins.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 451 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $20.5 million and $25.5 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before June 30, 2024. In the three months ended September 30, 2023, we accrued $21.4 million of charges related to this program. Refer to the discussion on restructuring and other related charges in Results of Operations below for further information. As of September 30, 2023, our severance liability related to the Q3 2023 Plan was $17.2 million. Refer to Note 5: Restructuring and Other Charges, Net, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We expect that the actions taken in the Q3 2023 Plan will result in annualized savings of approximately $40 million to $50 million and we expect savings of personnel-related costs of approximately $4 million to $6 million in the fourth quarter of 2023.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. We have derived the results of operations from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)
Net revenue:
Performance Sensing	$754.0	75.3%	$739.4	72.6%	$2,249.7	73.5%	$2,173.8	72.1%
Sensing Solutions	247.3	24.7	278.8	27.4	811.9	26.5	840.8	27.9
Net revenue	1,001.3	100.0	1,018.3	100.0	3,061.6	100.0	3,014.6	100.0
Operating costs and expenses	885.0	88.4	765.4	75.2	2,678.5	87.5	2,496.8	82.8
Operating income	116.3	11.6	252.9	24.8	383.1	12.5	517.8	17.2
Interest expense, net	(36.9)	(3.7)	(44.9)	(4.4)	(115.1)	(3.8)	(135.1)	(4.5)
Other, net	1.3	0.1	(21.4)	(2.1)	(8.2)	(0.3)	(111.1)	(3.7)
Income before taxes	80.7	8.1	186.7	18.3	259.8	8.5	271.6	9.0
Provision for income taxes	17.9	1.8	46.4	4.6	61.5	2.0	74.0	2.5
Net income	$62.8	6.3%	$140.3	13.8%	$198.3	6.5%	$197.5	6.6%
___________________________________
(1)    Represents the amount presented divided by total net revenue.

Net Revenue
Net revenue for the three months ended September 30, 2023 decreased 1.7% compared to the prior period. Net revenue decreased 0.7% on an organic basis, which excludes a decrease of 1.0% attributed to changes in foreign currency exchange rates.
Net revenue for the nine months ended September 30, 2023 increased 1.6% compared to the prior period. Net revenue increased 2.4% on an organic basis, which excludes a decrease of 1.5% attributed to changes in foreign currency exchange rates and an increase of 0.7% due to the net effect of acquisitions and divestitures.
Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. In the table above and the discussion below, the revenue previously reported for our Performance Sensing and Sensing Solutions reportable segments for the three and nine months ended September 30, 2022 have been retrospectively recast to reflect this change. In addition, the nine months ended September 30, 2023 includes amounts for the three months ended March 31, 2023 that have been retrospectively adjusted for this change.
Performance Sensing
Performance Sensing net revenue for the three months ended September 30, 2023 increased 2.0% compared to the prior period. Excluding a decrease of 1.1% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue increased 3.1% on an organic basis. Both Automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the three months ended September 30, 2023 grew 4.5% compared to the prior period. Excluding a decline of 1.4% attributed to changes in foreign currency exchange rates, Automotive net revenue grew 5.9% on an organic basis, primarily due to content growth and higher pricing, partially offset by unfavorable revenue mix. HVOR net revenue for the three months ended September 30, 2023 declined 4.2% compared to the prior period. Excluding a decline of 0.4% attributed to changes in foreign currency exchange rates, HVOR net revenue declined 3.8% on an organic basis, primarily due to market contraction.
Performance Sensing net revenue for the nine months ended September 30, 2023 increased 3.5% compared to the prior period. Excluding a decrease of 1.8% attributed to changes in foreign currency exchange rates and an increase of 0.1% due to the effect of acquisitions, Performance Sensing net revenue increased 5.2% on an organic basis. Both Automotive and HVOR contributed to these results as discussed below.
Automotive net revenue for the nine months ended September 30, 2023 grew 4.0% compared to the prior period. Excluding a decrease of 2.2% attributed to changes in foreign currency exchange rates, Automotive net revenue grew 6.2% on an organic basis, primarily due to market growth and higher pricing. HVOR net revenue for the nine months ended September 30, 2023 grew 2.2% compared to the prior period. Excluding a decrease of 1.0% attributed to changes in foreign currency exchange rates and an increase of 0.4% due to the effect of acquisitions, HVOR net revenue grew 2.8% on an organic basis, primarily due to market growth and outgrowth, partially offset by channel inventory de-stocking.
Sensing Solutions
Sensing Solutions net revenue for the three months ended September 30, 2023 decreased 11.3% compared to the prior period. Excluding a decline of 0.4% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue declined 10.9% on an organic basis, which primarily reflects weakness in various markets, including appliance, HVAC, and IT/Telecom, partially offset by growth in the aerospace business, driven by market and content growth.
Sensing Solutions net revenue for the nine months ended September 30, 2023 decreased 3.4% compared to the prior period. Excluding a decline of 1.0% attributed to changes in foreign currency exchange rates and an increase of 2.3% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue declined 4.7% on an organic basis, which primarily reflects weakness in our industrial markets, partially offset by growth in the aerospace business, driven by market and content growth.

Operating costs and expenses
Operating costs and expenses for the three and nine months ended September 30, 2023 and 2022 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)	Amount	Margin (1)
Operating costs and expenses:
Cost of revenue	$688.0	68.7%	$694.5	68.2%	$2,090.5	68.3%	$2,038.2	67.6%
Research and development	45.4	4.5	47.9	4.7	136.2	4.5	141.9	4.7
Selling, general and administrative	85.7	8.6	90.0	8.8	263.1	8.6	283.0	9.4
Amortization of intangible assets	40.0	4.0	40.3	4.0	135.3	4.4	114.5	3.8
Restructuring and other charges, net	26.0	2.6	(107.4)	(10.6)	53.3	1.7	(80.8)	(2.7)
Total operating costs and expenses	$885.0	88.4%	$765.4	75.2%	$2,678.5	87.5%	$2,496.8	82.8%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended September 30, 2023, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the unfavorable effect of changes in foreign currency exchange rates, (2) the impact of certain actions taken as part of the Q3 2023 Plan, (3) unfavorable product mix, (4) the net impacts of inflation on material and logistics costs and pricing recoveries from customers, and (5) volume leverage. These drivers of higher cost of revenue as a percentage of net revenue were partially offset by cost savings as a result of repositioning actions taken in fiscal year 2022.
For the nine months ended September 30, 2023, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) unfavorable product mix, (2) the unfavorable effect of changes in foreign currency exchange rates, (3) the net unfavorable impacts of acquisitions and divestitures on gross margin, (4) the $10.5 million write-down of inventory as a result of our decision to exit the Spear Marine Business, and (5) the impact of certain actions taken as part of the Q3 2023 Plan, partially offset by (1) the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage, and (2) cost savings as a result of repositioning actions taken in fiscal year 2022.
Refer to Note 5: Restructuring and Other Charges, Net, of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional details regarding our exit of the Spear Marine Business and actions taken as part of the Q3 2023 Plan.
Research and development expense
For the three months ended September 30, 2023, research and development ("R&D") expense decreased from the prior period, primarily due to cost savings as a result of repositioning actions taken in fiscal year 2022, partially offset by the unfavorable effect of changes in foreign currency exchange rates.
For the nine months ended September 30, 2023, R&D expense decreased from the prior period, primarily due to lower costs as a result of repositioning actions taken in fiscal year 2022, partially offset by higher spend to support increased revenue.
Selling, general and administrative expense
For the three months ended September 30, 2023, selling, general and administrative ("SG&A") expense decreased from the prior period, primarily as a result of (1) cost savings as a result of repositioning actions taken in fiscal year 2022 and (2) lower compensation expense, partially offset by the unfavorable effect of changes in foreign currency exchange rates.
For the nine months ended September 30, 2023, SG&A expense decreased from the prior period, primarily as a result of (1) cost savings as a result of repositioning actions taken in fiscal year 2022, (2) lower compensation expense, and (3) lower transaction costs as a result of reduced mergers and acquisitions activity, partially offset by increased SG&A expense from our acquisitions (net of divestitures).
Refer to Note 15: Acquisitions and Divestitures of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding our acquisitions and divestitures.

Amortization of intangible assets
For the three months ended September 30, 2023, amortization of intangible assets decreased from the prior period, primarily due to (1) lower amortization in the third quarter of 2023 as a result of the acceleration of amortization in the second quarter of 2023 due to our exit from the Spear Marine Business and (2) the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset. These impacts were partially offset by increased amortization due to newly acquired intangible assets.
For the nine months ended September 30, 2023, amortization of intangible assets increased from the prior period, primarily due to (1) increased amortization due to newly acquired intangible assets and (2) a charge of $13.5 million in the second quarter of 2023 for accelerated amortization of intangible assets due to our exit from the Spear Marine Business, partially offset by the effect of amortization of intangible assets in accordance with their expected economic benefit.
Refer to Note 5: Restructuring and Other Charges, Net, of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional details regarding the charges related to the exit of the Spear Marine Business.
Restructuring and other charges, net
In the three months ended September 30, 2023, restructuring and other charges, net resulted in a net charge of $26.0 million, an unfavorable impact on earnings compared to a net gain of $(107.4) million in the three months ended September 30, 2022. This change was primarily driven by (1) the non-recurrence of the $135.1 million gain on the sale of the Qinex Business in the third quarter of 2022, net of $13.5 million of transaction-related charges to sell the Qinex Business, and (2) charges incurred in the third quarter of 2023 as a result of the entry into the Q3 2023 Plan.
For the nine months ended September 30, 2023, restructuring and other charges, net resulted in a net charge of $53.3 million, an unfavorable impact on earnings compared to a net gain of $(80.8) million in the nine months ended September 30, 2022. This change was primarily driven by the non-recurrence of the $135.1 million gain on the sale of the Qinex Business in the third quarter of 2022, net of $15.6 million of transaction-related charges to sell the Qinex Business, (2) charges incurred in the third quarter of 2023 as a result of the entry into the Q3 2023 Plan, and (3) charges incurred in the second quarter of 2023 as a result of our exit from the Spear Marine Business, partially offset by a reduction in expense for acquisition-related compensation arrangements.
Refer to Note 5: Restructuring and Other Charges, Net of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the components of restructuring and other charges, net.
Operating income
For the three months ended September 30, 2023, operating income decreased compared to the prior period, primarily due to (1) the non-recurrence of the gain on the sale of the Qinex Business in the third quarter of 2022, net of transaction-related charges to sell the Qinex Business, (2) charges incurred related to the Q3 2023 Plan, and (3) the unfavorable effect of changes in foreign currency exchange rates, partially offset by (1) cost savings as a result of repositioning actions taken in fiscal year 2022 and (2) the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage.
For the nine months ended September 30, 2023, operating income decreased compared to the prior period, primarily due to (1) the non-recurrence of the gain on the sale of the Qinex Business in the third quarter of 2022, net of transaction-related charges to sell the Qinex Business, (2) $39.2 million of charges incurred as a result of our exit from the Spear Marine Business, (3) the unfavorable effect of changes in foreign currency exchange rates, (4) charges incurred related to the Q3 2023 Plan, (5) unfavorable product mix, and (6) increased amortization of intangible assets, partially offset by (1) the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage, (2) cost savings as a result of repositioning actions taken in fiscal year 2022, and (3) lower expense for acquisition-related compensation arrangements.
Interest expense, net
For the three months ended September 30, 2023, interest expense, net decreased $7.9 million from the prior period, primarily due to (1) lower interest expense on the Term Loan due to the early payment on the Term Loan in the first and second quarters of 2023, (2) increased interest income as a result of increasing interest rates, and (3) lower interest expense due to the early redemption of the 4.875% Senior Notes on September 28, 2022, partially offset by higher interest expense on the 5.875% Senior Notes, which were issued on August 29, 2022.

For the nine months ended September 30, 2023, interest expense, net decreased $20.0 million from the prior period, primarily due to (1) increased interest income as a result of increasing interest rates and (2) lower interest expense on the Term Loan due to the early payment on the Term Loan in the first and second quarters of 2023.
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
For the three months ended September 30, 2023, other, net represented a net gain of $1.3 million, a favorable impact on earnings of $22.7 million compared to a net loss of $21.4 million in the prior period. This favorable impact was primarily due to (1) the non-recurrence of a loss on debt financing recognized in the third quarter of 2022 related to the redemption of the 4.875% Senior Notes, (2) lower losses on commodity forward contracts, and (3) lower losses on equity investments, primarily related to the non-recurrence of mark-to-market losses on our investment in Quanergy Systems Inc. ("Quanergy"), in the third quarter of 2022.
For the nine months ended September 30, 2023, other, net represented a net loss of $8.2 million, a favorable impact on earnings of $102.9 million compared to a net loss of $111.1 million in the prior period. This favorable impact was primarily due to (1) lower losses on equity investments, primarily related to the non-recurrence of mark-to-market losses on our investment in Quanergy, (2) lower losses on commodity forward contracts, (3) the combined impact of lower currency remeasurement loss on net monetary assets and higher gains on foreign currency forward contracts, and (4) the non-recurrence of a loss on debt financing related to the redemption of the 4.875% Senior Notes recognized in the third quarter of 2022.
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
For the three months ended September 30, 2023, the provision for income taxes decreased $28.6 million from the prior period, predominantly due to lower profit before tax.
For the nine months ended September 30, 2023, the provision for income taxes decreased $12.6 million from the prior period, predominantly due to lower profit before tax and the inability to benefit the 2022 mark-to-market loss on our investment in Quanergy in the prior year.
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

Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended September 30, 2023 and 2022. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended September 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$116.3	11.6%	$17.9	$62.8	$0.41
Non-GAAP adjustments:
Restructuring related and other	31.5	3.2	(1.4)	30.2	0.20
Financing and other transaction costs	5.7	0.6	—	6.0	0.04
Step-up depreciation and amortization	38.8	3.9	—	38.8	0.25
Deferred gain on derivative instruments	(0.7)	(0.1)	0.0	(0.1)	0.00
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	(1.1)	(1.1)	(0.01)
Total adjustments	75.4	7.5	(2.4)	75.5	0.50
Adjusted (non-GAAP)	$191.6	19.1%	$20.3	$138.3	$0.91

	For the three months ended September 30, 2022
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$252.9	24.8%	$46.4	$140.3	$0.91
Non-GAAP adjustments:
Restructuring related and other	16.4	1.6	(0.4)	16.0	0.10
Financing and other transaction costs	(110.9)	(10.9)	3.8	(97.6)	(0.63)
Step-up depreciation and amortization	39.0	3.8	—	39.0	0.25
Deferred (gain)/loss on derivative instruments	(0.1)	(0.0)	(1.2)	4.5	0.03
Amortization of debt issuance costs	—	—	—	1.8	0.01
Deferred taxes and other tax related	—	—	27.1	27.1	0.18
Total adjustments	(55.6)	(5.5)	29.3	(9.2)	(0.06)
Adjusted (non-GAAP)	$197.3	19.4%	$17.1	$131.0	$0.85
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the nine months ended September 30, 2023 and 2022.

	For the nine months ended September 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$383.1	12.5%	$61.5	$198.3	$1.30
Non-GAAP adjustments:
Restructuring related and other	65.6	2.1	(2.7)	62.9	0.41
Financing and other transaction costs	14.2	0.5	2.8	17.6	0.11
Step-up depreciation and amortization	131.3	4.3	—	131.3	0.86
Deferred (gain)/loss on derivative instruments	(3.9)	(0.1)	(0.2)	0.8	0.01
Amortization of debt issuance costs	—	—	—	5.1	0.03
Deferred taxes and other tax related	—	—	12.1	12.1	0.08
Total adjustments	207.2	6.8	12.0	229.7	1.50
Adjusted (non-GAAP)	$590.3	19.3%	$49.5	$428.1	$2.80

	For the nine months ended September 30, 2022
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$517.8	17.2%	$74.0	$197.5	$1.26
Non-GAAP adjustments:
Restructuring related and other	24.4	0.8	(0.6)	24.3	0.15
Financing and other transaction costs	(80.6)	(2.7)	2.8	5.2	0.03
Step-up depreciation and amortization	110.3	3.7	—	110.3	0.70
Deferred loss on derivative instruments	1.7	0.1	(3.4)	13.0	0.08
Amortization of debt issuance costs	—	—	—	5.3	0.03
Deferred taxes and other tax related	—	—	28.5	28.5	0.18
Total adjustments	55.8	1.9	27.3	186.5	1.19
Adjusted (non-GAAP)	$573.6	19.0%	$46.7	$384.0	$2.45
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the nine months ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities (GAAP)	$351.6	$235.7
Additions to property, plant and equipment and capitalized software	(136.2)	(110.4)
Free cash flow (non-GAAP)	$215.4	$125.3
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2023	2022	2023	2022
Corporate and other expenses (GAAP)	$(75.1)	$(76.4)	$(219.0)	$(228.9)
Restructuring related and other	9.2	8.0	20.9	13.1
Financing and other transaction costs	2.0	5.0	5.6	11.5
Step-up depreciation and amortization	0.4	0.3	0.7	0.9
Deferred (gain)/loss on derivative instruments	(0.7)	(0.1)	(3.9)	1.7
Total adjustments	10.9	13.1	23.3	27.3
Adjusted corporate and other expenses (non-GAAP)	$(64.2)	$(63.3)	$(195.7)	$(201.6)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended September 30,		For the nine months ended September 30,
(In millions)	LTM	2023	2022	2023	2022
Net income	$311.5	$62.8	$140.3	$198.3	$197.5
Interest expense, net	158.8	36.9	44.9	115.1	135.1
Provision for income taxes	73.5	17.9	46.4	61.5	74.0
Depreciation expense	129.5	33.3	31.7	96.9	94.6
Amortization of intangible assets	174.6	40.0	40.3	135.3	114.5
EBITDA	847.8	190.9	303.5	607.1	615.8
Non-GAAP adjustments
Restructuring related and other	78.7	31.5	16.4	65.6	24.9
Financing and other transaction costs	19.8	6.0	(101.4)	14.8	2.5
Deferred (gain)/loss on derivative instruments	(13.5)	(0.2)	5.7	1.0	16.3
Adjusted EBITDA	$932.9	$228.3	$224.2	$688.4	$659.4

The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	September 30, 2023	December 31, 2022
Current portion of long-term debt, finance lease and other financing obligations	$1.9	$256.5
Finance lease and other financing obligations, less current portion	23.5	24.7
Long-term debt, net	3,771.8	3,958.9
Total debt, finance lease and other financing obligations	3,797.2	4,240.1
Less: debt discount, net of premium	(2.0)	(3.4)
Less: deferred financing costs	(26.2)	(29.9)
Total gross indebtedness	3,825.3	4,273.4
Less: cash and cash equivalents	889.7	1,225.5
Net debt	$2,935.6	$3,047.9

Adjusted EBITDA (LTM)	$932.9	$903.9
Net leverage ratio	3.1	3.4
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2023	December 31, 2022
United Kingdom	$16.4	$15.7
United States	10.3	16.1
The Netherlands	514.0	861.3
China	275.0	210.0
Other	74.0	122.5
Total	$889.7	$1,225.5
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
Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of September 30, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.9	€0.0	£13.4	¥—
United States	9.8	0.5	—	—
The Netherlands	502.7	9.7	0.6	—
China	155.0	—	—	876.3
Other	53.9	2.8	—	—
Total	$722.3	€13.0	£14.0	¥876.3
USD Equivalent		$13.8	$17.1	$119.8	$16.7

	As of December 31, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$2.7	€0.0	£10.7	¥—
United States	16.1	—	—	—
The Netherlands	848.6	10.9	0.2	—
China	95.0	—	—	794.4
Other	99.9	2.3	—	—
Total	$1,062.3	€13.2	£10.9	¥794.4
USD Equivalent		$14.0	$13.2	$115.2	$20.8
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2023 and 2022. We have derived these summarized statements of cash flows from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2023	September 30, 2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$483.8	$425.5
Changes in operating assets and liabilities, net	(109.6)	(166.3)
Cash operating activities	(22.6)	(23.5)
Operating activities	351.6	235.7
Investing activities	(117.6)	(551.9)
Financing activities	(569.8)	(288.9)
Net change	$(335.8)	$(605.0)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2023 increased compared to the corresponding period of the prior year, primarily due to higher cash generated from earnings and timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2023 decreased compared to the corresponding period of the prior year, primarily due to (1) lower cash paid for acquisitions (there were no acquisitions in the nine months ended September 30, 2023, while in the prior period we acquired Elastic M2M and Dynapower) and (2) lower cash paid for investments in debt and equity securities, partially offset by (1) lower cash received from sales of businesses and (2) an increase in cash paid for capital expenditures. In the nine months ended September 30, 2023, we received cash proceeds of $19.0 million from the sale of a business, compared to $198.8 million in the nine months ended September 30, 2022.
For fiscal year 2023, we anticipate capital expenditures of approximately $170.0 million to $180.0 million, which we expect to fund with cash on hand.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2023 increased primarily due to (1) the early payment of the entire Term Loan balance in the nine months ended September 30, 2023 and (2) an increase in cash paid to shareholders in the form of cash dividends, partially offset by lower cash paid to repurchase ordinary shares as part of our share repurchase program.
Indebtedness and Liquidity
As of September 30, 2023, we had $3.8 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.

Capital Resources
Senior Secured Credit Facilities
On August 22, 2023, we entered into the Thirteenth Amendment of the Credit Agreement, which (i) released the Specified Foreign Guarantors from all of their remaining obligations as guarantors and securing parties under the Credit Agreement, subject to an obligation to reinstate the guarantees under certain conditions, and (ii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
The Credit Agreement provides for the Senior Secured Credit Facilities, which consist of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In the first and second quarters of 2023, we repaid the Term Loan balance in full.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of September 30, 2023, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2023, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of September 30, 2023, availability under the Accordion was approximately $1.2 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 20, 2023, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2023.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2022 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. These restrictions and covenants were not materially modified in the Thirteenth Amendment. As of September 30, 2023, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the January 2022 Program, under which approximately $164.2 million remained available as of September 30, 2023. In the nine months ended September 30, 2023 and 2022, we repurchased 1.5 million and 5.2 million ordinary shares, respectively, under the January 2022 Program.
On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the January 2022 Program, effective October 1, 2023.
Dividends
In the second quarter of 2022, we began paying cash dividends of $0.11 per share to our shareholders. In the second quarter of 2023, we increased the dividends to $0.12 per share. In the nine months ended September 30, 2023 and 2022, we paid aggregate cash dividends of $53.4 million and $34.3 million, respectively. On October 26, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on November 22, 2023 to shareholders of record as of November 8, 2023.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2023	81,918	$38.73	81,726	$196.2
August 1 through August 31, 2023	402,296	$41.58	388,750	$180.1
September 1 through September 30, 2023	419,654	$37.93	418,632	$164.2
Quarter total	903,868	$39.63	889,108	$164.2
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 192, 13,546, and 1,022 ordinary shares withheld in July 2023, August 2023, and September 2023, respectively, representing a total aggregate fair value of $0.6 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5.Other Information.
On August 4, 2023, George Verras, Executive Vice President, Chief Technology Officer, an officer for purposes of Section 16 of the Exchange Act, entered into a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K. This arrangement was entered into during an open trading window and provides for the potential exercise of up to 7,161 stock options contingent on attainment of certain price per share of our common stock. The earliest sell date is November 3, 2023 and the plan will terminate upon the earlier of August 4, 2024 or the date all options under the plan are exercised. In addition, Mr. Verras may terminate the plan at any time.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1
Amendment No. 13 to Credit Agreement and Amendment No. 3 to Foreign Guaranty, dated as of August 22, 2023, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 28, 2023).

10.2
Letter agreement, dated October 26, 2023, between Paul S. Vasington and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 31, 2023). †

10.3
Employment Agreement, dated October 26, 2023, between Brian K. Roberts and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 31, 2023). †

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
Date: November 7, 2023

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeff Cote
(Jeff Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Paul Vasington
(Paul Vasington) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Maria Freve
(Maria Freve) Vice President and Chief Accounting Officer (Principal Accounting Officer)