Form 10-K
period 2023-12-31
Sensata Technologies Holding plc
filed 2024-02-29
CIK 1477294

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2023 was approximately $6.8 billion based on the New York Stock Exchange closing price for such shares on that date.
As of February 7, 2024, 150,469,879 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year ended December 31, 2023.

Cautionary Statements Concerning Forward-Looking Statements
This Annual Report on Form 10-K (this "Report") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," "potential," "opportunity," "guidance," and similar terms or phrases. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business and market outlook, trends, priorities, growth, shareholder value, capital expenditures, cash flows, demand for products and services, share repurchases, and Sensata’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic and operational plans and financial results. These statements are subject to risks, uncertainties, and other important factors relating to our operations and business environment, and we can give no assurances that these forward-looking statements will prove to be correct.
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

PART I
ITEM 1.     BUSINESS
The Company
The reporting company is Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," and "us." We are a global industrial technology company that strives to help our customers and partners safely deliver a cleaner, more efficient, electrified, and connected world. For more than 100 years, we have been developing and innovating a wide range of customized solutions that address increasingly complex engineering and operating performance requirements for our customers' mission-critical applications. We present financial information for two reportable segments, Performance Sensing and Sensing Solutions.
We develop, manufacture, and sell sensors and sensor-rich solutions, electrical protection components and systems, and other products. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is comprised of various switches, fuses, battery management systems, inverters, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include vehicle area networks and data collection devices and software, battery storage systems, and power conversion systems, the latter of which include inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
Customers
Our customers in the Performance Sensing reportable segment include leading global automotive, on-road truck, construction, and agriculture original equipment manufacturers ("OEMs"), the companies that supply parts directly to these OEMs, known as Tier 1 suppliers, various aftermarket distributors, fleet transportation, and logistics customers. Within the Sensing Solutions reportable segment, our customers include a wide range of industrial and commercial manufacturers and suppliers across multiple end markets, primarily OEMs in the climate control, appliance, medical, energy and charging infrastructure, data/telecom, aerospace and defense industries, as well as systems integrators and aerospace and motor and compressor distributors.
We have a history of helping our customers with their mission-critical, hard-to-do engineering challenges. We identify future regulatory impacts and trends in our markets early and then work with our customers to help them adapt to these changes while creating innovative solutions. This has allowed us to build trust through various market cycles and through periods of significant change and disruption.
We believe large OEMs and other multinational companies are increasingly demanding a global presence to supply sensors and electrical protection components for their key platforms worldwide. We provide all our customers with worldwide technical and manufacturing presence and service support, which helps ensure supply continuity and avoid risks associated with potential supply chain disruptions. Moreover, we have a strong knowledge of their quality and delivery requirements. We also see the growing importance of new ‘startup’ OEMs as market disruptors, and Sensata’s flexibility, speed, expertise, and global footprint provide these new entrants with a supplier/partner capable of meeting their demanding requirements.
We have had relationships with our top ten customers for an average of 32 years. Our largest customer accounted for approximately 6% of our net revenue for the year ended December 31, 2023.

End Markets
The table below sets forth the amount of net revenue generated by our end markets, reconciled to total net revenue, for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Net revenue:
Automotive	$2,177,189	$2,107,651	$2,062,407
HVOR (1)	863,422	848,514	783,170
Industrial, HVAC (2), and other	825,293	920,217	840,494
Aerospace	188,179	152,880	134,735
Total net revenue (3)	$4,054,083	$4,029,262	$3,820,806
__________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation, and air conditioning
(3)    Total revenue for the years ended December 31, 2023, 2022, and 2021 includes approximately $673 million, $460 million, and $261 million, respectively, of revenue related to the Electrification growth trend (refer to discussion under the heading Growth Drivers below), portions of which are derived in each of the end markets presented above.
Effective February 1, 2024, we combined our Automotive and HVOR businesses to better leverage core capabilities and prioritize product focus into one business, Vehicles, under the Performance Sensing reportable segment. The Sensing Solutions reportable segment will benefit from organizing our predominantly shorter-cycle businesses together, by allowing us to scale core capabilities and better serve our customers. We are still evaluating what impact this reorganization will have on our reportable segments, operating segments, and reporting units in the first quarter of 2024.
Business Strategy
Anticipating and Leveraging Change in our End Markets
There will be more change in the end markets we serve in the next 10 years than there have been in the last 50 years. In order to take advantage of the unprecedented opportunity for growth that these changes represent, we are leveraging certain material growth drivers. These material drivers include Electrification and Safe & Efficient, each of which are described in more detail under the heading Growth Drivers.
Invest in the Business
While we may continue to consider strategic partnerships and acquisitions to accelerate the growth and transformation of our product portfolio and to obtain access to new technologies, expertise, processes, and solutions, we are focusing on leveraging the core business, which continues to have meaningful growth and cash flows. Our future success builds upon our deep expertise in customizing the base technologies developed over the years, improving them meaningfully over time, and leveraging new technologies and capabilities that have been recently acquired.
We have increased research and development ("R&D") costs over the last five years in order to invest in differentiated capabilities and product innovation. Because we are a long-cycle business, these investments have pressured near-term margins. However, as a result of these investments, our addressable market is large and expanding. We believe these are the right strategic decisions for our long-term health and prosperity.
This focus and investment are driving a dramatic increase in our new business wins ("NBOs") over the past several years. In fiscal year 2023, we achieved NBOs of $657 million. Over the past three years, we have achieved over $2.3 billion in NBOs. While we continue to win significant opportunities in our core business related to the Safe & Efficient growth trend, the majority of our NBOs, $1.3 billion over the past three years, have been in the area of electrification. We will continue to narrow our focus and investment in this area. We define NBOs as incremental revenue to our current base of business that is expected to be recognized on average in the fifth year after entry into the agreement, when programs typically reach their normal volume. Accordingly, NBOs are an indicator of future revenue potential.

Manufacturing
From a manufacturing perspective, we have achieved our current cost position through development of manufacturing scale and efficiencies, a continual process of migration and transformation to best-cost manufacturing locations, global best-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives. We also use our decades of manufacturing expertise to drive efficient, high-quality processes. We leverage next-generation automation to lower labor costs and to drive towards zero defects.
We are building resilient supply chains with a balanced approach in ensuring the continuity of supply while aggressively focusing on innovative ways to drive material cost down. Through collaboration and partnership across our project teams, sourcing, and our supply base partners, we have identified and are executing on project-based material savings programs to help mitigate inflation.
In addition, we continue to drive operational efficiencies with network analysis and optimization, lean initiatives, and accelerating automation deployments to mitigate both labor shortages and wage inflation pressures in our factories.
Capital Allocation
We expect to drive our net leverage down to less than 2.0x by the end of 2026. We repaid our $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes") in December 2023 with cash on hand. On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the $500.0 million ordinary share repurchase program authorized in January 2022 (the "January 2022 Program"), effective on October 1, 2023. Going forward, our capital allocation strategy is focused on supporting the growth of the business through capital expenditures, maintaining our dividend, reducing our debt levels, and repurchasing shares opportunistically.
Growth drivers
Safe & Efficient
Due to global regulation and societal forces, our customers are facing increasing mandates to make their products safer, cleaner, and more efficient. Many of our customers are shifting their designs for vehicles, industrial equipment, aircraft, and other systems to meet these evolving requirements, a trend which we refer to as “Safe & Efficient." This trend impacts most of our business today and is resulting in an addressable market ($13.3 billion in 2023) that is expected to grow at a compound annual growth rate ("CAGR") of 4% over the next five years. This is despite the expected transition within the automotive end market from internal combustion engines ("ICEs") to electrified platforms during that period of time.
We design and manufacture products and solutions for mission-critical, hard-to-do applications that enable our customers to protect the environment and improve quality of life. Our products and solutions are being used by our customers in applications to address the Safe & Efficient demands, including those that help transportation customers to meet the standards of emissions and pollution-control legislation and industrial customers to introduce new energy-efficient and environmentally friendly motors, compressors, and HVAC systems.
For example, responding to tightening legislation requirements and proliferating content, we enable vehicle OEMs to improve combustion, reduce tailpipe emissions, and increase fuel economy in both traditional and hybrid vehicles with a combination of sensors, such as pressure, high-temperature, and speed, in next-generation powertrains. In addition, tightening HVOR emissions regulations in the U.S., Europe, and China have resulted in increased sensor content in engines and exhaust after-treatment. Our differentiated operator controls and systems improve operator productivity and enable simplified, improved, and safer operation, even in harsh conditions. Our tire pressure sensors are used by automotive and HVOR OEMs and fleets to reduce downtime and operating costs, improve fuel efficiency, and create safer driving conditions. Also, HVAC variable systems are the preferred method to meet stringent energy efficiency and environmental regulations. Our pressure and temperature sensors are critical to optimize these systems and enable them to achieve higher levels of efficiency.
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

Electrification
Our objective with the Electrification initiative is to become a leading and foundational player in electrification components and sub-systems across broad industrial, transportation, aerospace, recharging infrastructure, and renewable energy generation and storage end markets. These components and solutions will support a future that is more environmentally sustainable and efficient and include (1) components for electric vehicles ("EVs"), charging stations, and chargers and (2) mission-critical high-voltage components and subsystems combined into high-value energy management or energy storage solutions. Throughout this Report, we use the term “electric vehicles” or "EVs" holistically to reference plug-in hybrid and battery-electric vehicles of all kinds, unless otherwise specified.
Because of the prevalence of ICE vehicles today, applications in these vehicles make up most of our current transportation addressable markets (automotive and HVOR). These addressable markets are large today and growing, with expectations that they will continue to grow over the next ten years. However, the automotive market is rapidly changing with the transformation into electrification. Most of our customers have made significant commitments regarding the transition from ICEs to electrified platforms.
In addition, the need for electrification is evident in all aspects of daily life, not just in transportation applications. Manufacturers of material handling equipment, aircraft, and industrial systems are also addressing ever-tightening greenhouse gas ("GHG") emissions regulations and taking advantage of falling battery costs and increasing energy capacities of lithium-ion battery cells to provide electrified solutions to their customers. In order to make this happen, the sources of energy, infrastructure to distribute it, and the vehicles and industrial applications that use energy all need to transition to clean electricity in order to reduce GHG emissions. These demands have been met with more choices, better performance, and improved safety, all combining to advance electrification at a rapid pace. The electrification market represented a $6.3 billion serviceable addressable market for Sensata in 2023, which is expected to grow at a 24% CAGR over the next five years.
Many of the components and subsystems we have historically developed and produced, such as those used in braking, tires, and environmental control in traditional ICE vehicles, will play a significant role in this expansion, as we can convert much of this technology for use in electric vehicle applications. Specific to EVs, we also provide and are developing several components that enable the safe and efficient operation of electrified platforms, such as high-voltage electrical protection, advanced temperature and thermal management sensing, highly sensitive electric motor position, and next-generation current sensing.
Thanks to products and services we have added via acquisition, we have expanded our capabilities and reach to provide our customers with not only components but also either the subsystem of assembled components to manage battery charging in the form of a power distribution unit for renewable energy systems and applications or, in certain specialty transportation markets, the full energy storage system, including battery management and a customized battery pack.
On the front end of the cycle, energy sources are shifting to renewables, with the cost of solar, wind, and hydrogen all becoming more cost-efficient. Clean Energy Solutions, a business unit within our Sensing Solutions reportable segment, was organized to better pursue clean energy components and system opportunities. Clean Energy Solutions includes products and solutions such as high-voltage contactors, inverters, rectifiers, energy storage systems, electrical sensing products, and battery management systems, that serve the industrial, stationary, and commercial energy conversion and storage end markets. Our fiscal year 2022 acquisition of Dynapower was a foundational addition to our Clean Energy Solutions strategy. Dynapower is a leader in power conversion systems, including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field.
We are a leading provider of high-voltage electrical protection on EVs and charging infrastructure and we also seek to be the partner of choice for HVOR, industrial, and aerospace OEMs transitioning to electrified solutions. We are directly enabling direct current ("DC") fast charging through high-voltage components. We enable innovation by providing higher levels of safety through our high-voltage solutions and isolation monitoring devices. Safety is critical given the level of power being transmitted and handled by the end consumer who is actually charging their vehicle. We are also delivering higher power through a broad array and range of DC switching and current braking products and the opportunity to move faster by collaborating with our OEMs on integrated products. Today, our high-voltage contactors are a critical component of our electrification portfolio, and we have continued to build upon that organically and through acquisitions including current sensing and battery management.
We meaningfully started our journey in high-voltage electrification with the 2018 acquisition of GIGAVAC, an industrial contactor-infused business serving the North American market. Since then, we have continued to innovate our contactor portfolio. Our GIGAVAC-branded high-voltage electrical protection products augment our electrical protection portfolio to address many of the needs in EVs as the voltage of these systems continue to increase. As system voltages increase, the burden on the systems and subsystems to properly control and protect the vehicle from electrical failure becomes mission-critical and is where our solutions play a critical role. Our electrical protection solutions safeguard the expensive electronics used to power the vehicle and allow for an increase in power levels to improve charging times. In addition, we are driving the speed of innovation and value with lower-voltage electrified platforms, both on and off-road. The joint venture created with Churod Electronics in early fiscal year 2021 expanded our contactor offering by making available new technology applicable to lower voltage ranges than GIGAVAC's solutions.
Our average U.S. dollar content in an electric vehicle is expected to expand over the next several years to approximately two times the content that we currently realize on average for ICE vehicles, resulting from the broad array of sensors and other components designed into EVs.
We continue to drive investments in innovative technologies, competencies, and solutions to enable our customers' success as they pivot toward an electrified world.
Performance Sensing
The Performance Sensing reportable segment, which accounted for approximately 74% of our net revenue in fiscal year 2023, represents an aggregation of two operating segments, Automotive and HVOR. It primarily serves the Automotive and HVOR industries through the development and manufacture of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), and exhaust management. Our products are used in subsystems that, among other things, improve operating performance and efficiency and contribute to environmentally sustainable and safe solutions.
Our solutions are present in a wide variety of transportation systems and subsystems, playing a critical role in ensuring the functionality and safety of a vehicle’s operation. Within the combustion and electrified propulsion architecture, we provide various sensor solutions (e.g., electric motor position, gasoline direct injection, oil pressure monitoring, fuel delivery, and various others) that enable superior functionality, efficiency, and optimized performance while reducing environmental impact. As electrification proliferates, the ability to protect the vehicle systems/sub-systems from high-voltage power sources becomes critical, a need that our electrical protection portfolio (e.g., high-voltage contactors, fuses, high-voltage junction boxes) addresses. Our chassis (e.g., tire management solutions), thermal management (e.g., pressure plus temperature sensing), and safety (e.g., braking and electronic stability control) sensor/product solutions all play critical roles in enabling the safety, improved performance, and increased efficiency and range of both electrified vehicles and ICE powertrains.
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
Markets
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
We believe that net revenue growth from the automotive and HVOR sensor markets served by Performance Sensing has historically been driven by three principal trends, including (1) growth in the number of vehicles produced globally, (2) expansion in the number and type of sensors per vehicle, and (3) efforts toward commercializing higher value sensors. In addition, we believe that the automotive and HVOR sensor markets are, and will continue to be, substantially impacted in the near term by Electrification.

Light vehicle production: Global production of light vehicles has consistently demonstrated steady annual growth for most of the past decade, with the exception of fiscal years 2020 and 2021, which were depressed production years due to the impact of the COVID-19 pandemic on global markets. In fiscal year 2022, growth in global production of light vehicles returned, and in fiscal year 2023, according to third party data, global production increased approximately 9% from the prior year.
On-Road Truck Production: Global production of heavy-duty trucks had also demonstrated consistent growth until fiscal year 2020, which declined as a result of the economic impacts of COVID-19. Global production of heavy- and medium-duty trucks in the markets we serve has been volatile in the subsequent years and increased approximately 1% to 2% in fiscal year 2023 from the prior year.
Number of sensors per vehicle: We believe that the number of sensors used in vehicles of all classes will continue to be driven by increasing requirements in vehicle emissions, efficiency, safety, electrification, and comfort-related control systems that depend on sensors for proper functioning, such as electronic stability control, tire pressure monitoring, advanced driver assistance, advanced combustion and exhaust after-treatment applications, and operator controls in heavy off-road equipment. For example, government regulation of emissions, including fuel economy standards such as the National Highway Traffic Safety Administration’s Corporate Average Fuel Economy requirements in the U.S. and emissions requirements such as "Euro 6d" in Europe, "China National 6" in China, and "Bharat Stage VI" in India, require advanced sensors to achieve these performance metrics. Sensors are crucial enablers for a vehicle’s systems and sub-systems to meet the ever-increasing requirements in a vehicle’s operation.
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
New Technology: Automobiles and heavy vehicles continue to evolve, with new alternative technologies being developed to make these vehicles more efficient, reliable, financially viable, and safe. We believe this trend will drive growth in our business for the foreseeable future, particularly in the area of Electrification. Moreover, we believe our broad customer base, global diversification, and evolving portfolio provide the foundation that will allow us to grow with these trends across a diverse set of markets.
Product Categories
The following table presents the significant product categories offered by Performance Sensing and the corresponding key products, solutions, applications, systems, and end markets:

Key Products/Solutions	Key Applications/Systems	Key End Markets
Product category: Sensors
Pressure sensors Speed and position sensors High-temperature sensors	Thermal management and air conditioning systems Powertrain Exhaust after-treatment Suspension Braking Tire management solutions Radar solutions Battery packs	Automotive HVOR
Product category: Electrical protection
High-voltage contactors/fuses Battery management system Charging inlet modules High-voltage distribution units	Electrical protection Electrical powertrain Battery management Charging systems	Automotive HVOR
Product category: Other
Vehicle area networks Data collection devices and software	Data insights (asset tracking and vehicle telematics) Usage-based insurance	HVOR

The table below sets forth the amount of net revenue generated by our product categories in Performance Sensing, reconciled to total segment net revenue, for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Net revenue:
Sensors (1)	$2,683,192	$2,571,425	$2,675,439
Electrical protection	120,636	85,167	41,882
Other	198,900	263,801	83,905
Performance Sensing net revenue (1)	$3,002,728	$2,920,393	$2,801,226
_________________________
(1)    In the year ended December 31, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. These products were previously categorized in the "sensors" product category. Accordingly, Performance Sensing net revenue for the years ended December 31, 2022 and 2021, both overall and in the sensors product category, have been recast to reflect this realignment.
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
Sensing Solutions
Sensing Solutions, which accounted for approximately 26% of our net revenue in fiscal year 2023, primarily serves the industrial and aerospace industries through the development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, water management, operator controls, charging infrastructure, renewable energy generation, green hydrogen production, and microgrid applications and markets, as well as the aerospace market, including commercial aircraft, defense, and aftermarket markets.
Some of the products and solutions the segment sells include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, power inverters, charge controllers, battery management systems, operator controls, and power conversion systems. Our products perform many functions, including prevention of damage from excess heat or electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from DC power to alternating current power.
Our electrical protection devices are critical for the safe operation of, for example, small appliances that are used in every day life. We believe that we are the industry leader in the residential and commercial heating and cooling equipment markets, such as switches and sensors that manage the refrigerant loop of an air conditioner. We leverage the expertise from the automotive business, and we customize the products to our market requirements.
Our Clean Energy Solutions business includes products and solutions such as high-voltage contactors, inverters, rectifiers, energy storage systems, electrical sensing products, and battery management systems that serve the industrial, transportation, stationary, and commercial energy conversion and storage end markets. Applications include those in battery-energy storage, microgrids, and renewable energy generation and storage. Our fiscal year 2022 acquisition of Dynapower was a foundational addition to our Clean Energy Solutions strategy. Dynapower is a leader in power conversion systems, including inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field.

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
Product Categories
The following table presents the significant product categories offered by Sensing Solutions and the corresponding key products, solutions, applications, systems, and end markets:

Key Products/Solutions	Key Applications/Systems	Key End Markets
Product category: Electrical protection
Bimetal electromechanical controls Circuit breakers High-voltage contactors/fuses Battery management systems Energy storage systems Switches and relays	Motors, compressors, pumps Home appliances Lighting Commercial and military aircraft Industrial Data and telecom equipment Medical equipment Recreational vehicles	Aerospace and defense Industrial Appliance and HVAC Medical Energy/solar
Product category: Sensors
Position sensors Pressure sensors Temperature sensors Gas leak detection sensors	Motors, compressors, pumps Hydraulic machinery Motion control systems Commercial and military aircraft Motor/platform controllers Operator controls	Aerospace and defense Industrial automation Appliance and HVAC Energy
Product category: Other
Inverters Brushless DC motors Current sensors Rectifiers and frequency converters Power conversion systems	Recreational vehicles Grid harmonics and power delivery	Mobile power Renewable power generation Energy storage Aerospace and defense
The table below sets forth the amount of net revenue generated by our sensors and electrical protection product categories in Sensing Solutions, reconciled to total segment net revenue, for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Net revenue:
Electrical protection	$557,313	$625,316	$593,259
Sensors (1)	308,333	315,638	277,046
Other	185,709	167,915	149,275
Sensing Solutions net revenue (1)	$1,051,355	$1,108,869	$1,019,580
_________________________
(1)    In the year ended December 31, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. These products are categorized in the "sensors" product category. Accordingly, Sensing Solutions net revenue for the years ended December 31, 2022 and 2021, both overall and in the sensors product category, have been recast to reflect this realignment.
Competitors
Within each of the principal product categories in Sensing Solutions, we compete with divisions of large multinational industrial corporations and companies with smaller market share that compete primarily in specific markets, applications, systems, or products. We believe that the key competitive factors in these markets are product performance, quality, and reliability. We believe our competitive advantage lies in our ability to leverage innovation from the automotive side of the business, ensuring scalability and reliability. We also differentiate ourselves with our global support and footprint. We provide local support, local service and local technical engineering development for our customers globally.
Technology and Intellectual Property
We pride ourselves as a world leader and early innovator in mission-critical, hard-to-do sensor solutions. We develop products that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult engineering challenges in the automotive, HVOR, fleet management, industrial, clean energy, and aerospace industries.
We believe that continued focused investment in R&D is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to the timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve functionality or reduce the cost of existing products.
A large portion of our R&D activities is directed towards technologies and market trends that we believe have the potential for significant future growth but relate to products that are not currently within our core business or include new features and capabilities for existing products. Expenses related to these activities are less likely than our more mainstream development activities to result in increased near-term revenue.
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
The following table presents information on our patents and patent applications as of December 31, 2023:

	U.S.	Non-U.S.
Patents	333	603
Pending patent applications filed within the last five years	106	297
Our patents have expiration dates ranging from 2024 to 2045. We also own a portfolio of trademarks and license various patents and trademarks. "Sensata" and our logo are trademarks.
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
It has historically been difficult to pass increased prices for manufactured components and raw materials to our customers through price increases. Therefore, a significant increase in the price or decrease in the availability of these items, such as those experienced in the global supply chain shortages of the past few years, could materially increase our operating costs and materially and adversely affect our business and results of operations. The impact of these global supply chain shortages of the past few years, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, has been unprecedented. Accordingly, we continue to actively work with our customers to share the inflationary burden of these factors. In addition, where possible, we have been working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, increase inventories on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to improve supply chain visibility.
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
Human Capital Resources
Our employees, whom we refer to as Team Sensata, are responsible for upholding our purpose – to help our customers and partners deliver a safer, cleaner, more efficient, more electrified, and increasingly more connected world – and they embody our values in all aspects of daily work. Our corporate values are the essence of our identity, provide a level-set foundation, and are an important way for us to improve our culture. Our values include passion, excellence, integrity, flexibility, and teamwork—working together towards common goals, the latter of which we refer to as "One Sensata." In various countries, local law requires our participation in works councils. We believe that our relations with our employees are good.
The following table presents a summary of our employee population as of December 31, 2023:

(in thousands)	Total	U.S. Based	Female	Covered by Collective Bargaining
Employees	19.4	1.5	10.8	0.2
Contractors (1)	2.5	0.1	1.3	—
__________________________
(1)    We engage contract workers in multiple locations, primarily to cost-effectively manage variations in manufacturing volume, but also to perform engineering and other general services. Includes approximately 2,200 direct labor contract workers worldwide.
One of our key areas of prioritization is to empower our workforce through promotion of a culture that values inclusion and diversity and prioritizes employee well-being and safety. A summary of additional content in the Sustainability Report can be found under the heading Environmental, Social, and Governance included elsewhere in this Item 1: Business.
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
We sponsor various employee resource groups (“ERGs”), groups of employees that come together to work strategically, both internally and externally, to benefit and advance their group members by fostering awareness, respect, and inclusion within the workplace. Our ERGs support our commitment to creating and sustaining a diverse workforce and a culture of inclusion where everyone can thrive, encouraging different perspectives, thoughts, and ideas — creating a sense of community. Our ERGs provide our employees meaningful community and global engagement, networking and mentoring opportunities, and an inclusive workplace culture. Through interaction with these groups, senior leadership can identify emerging and high-potential talent, acquire cultural knowledge, hear directly from employees who face challenges inherent in underrepresented groups, and strengthen diversity management skills. Our ERGs contribute to our market success by actively contributing to our broader DEI strategy. As of December 31, 2023, we had ERGs globally focused on the following areas — gender equity, generational diversity, cross-cultural appreciation, Black/African American, Hispanic/Latinx, Asian/ Asian-American & Pacific Islander heritage, and LGBTQIA+ Pride, disability awareness, and armed forces. Our ERGs are set up globally with local chapters worldwide.
Our diversity goals are discussed under the heading Environmental, Social, and Governance included elsewhere in this Item 1: Business.
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
Employee Engagement
Our long-term success depends on hiring, retaining, training, rewarding, and engaging employees. We strive to retain and engage employees by providing competitive pay and benefits packages, a challenging and rewarding work experience, and by consistently connecting how integral their work is to Sensata's larger purpose and to the work we do as a company. We survey our employees bi-annually to understand where we can initiate improvements in these areas.
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
Learning and Development
We believe that continued success in executing our business strategy requires us to provide a broad range of learning and development programs and opportunities to our employees. We offer our employees an online global learning management system ("Sensata Learning") that enables them to access live virtual and on-demand training. In fiscal year 2023, we delivered approximately 97,000 hours of training spanning various required learning and professional development topics, including a range of courses on diversity, inclusion, and ethics.
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
In addition, we have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in management, engineering, and operations. On an annual basis, we conduct a leadership review process with our chief executive officer, chief administrative officer, and business and functional leaders to identify key talent for additional development opportunities. This helps ensure optimal use of the talent for the benefit of both the employee and Sensata.
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
We hold an annual "Integrity Week," which focuses on integrity as a core value of the organization and underscores our commitment to operating responsibly, one of the four key priority areas outlined in our Sustainability Report. Integrity is at the core of what we do—from how we govern ourselves to how we conduct our business and manage relationships with our stakeholders. The most recent Integrity Week, in fiscal year 2023, focused on “Integrity in Action.” By sharing best practices and stories from their professional journeys, various executives and site leaders at Sensata illustrated how integrity is not just about doing the right thing but how it is intrinsic to delivering value and sustainability for our company, environment, and communities.
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
Environmental, Social, and Governance
Environmental, social, and governance (“ESG”) objectives are central to Sensata’s business strategy, values, and culture. We believe this strong, foundational focus on sustainability makes Sensata a partner of choice for our customers, a desirable place to work for our employees, and a valued contributor to the communities in which we operate. Today, our solutions serve as critical building blocks for making safer, cleaner, and more efficient products, while our systems enable millions to make smarter, more sustainable choices. By harnessing the passion and expertise of our people and working closely with our partners and customers, we are designing a future where the smartest choice is also the most sustainable. At Sensata, inclusive cultures and diverse perspectives drive success, and transparency and accountability are reflected in everything that we do. While a key part of our business is to design solutions that support our customers’ transition to cleaner energy, we recognize the role we must play to combat climate change by managing energy consumption and emissions resulting from our operations. We also recognize that a changing climate may impact significant aspects of our business and the operation of our facilities.
Our ESG efforts focus on four key areas of prioritization against which we measure progress:
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
Following the materiality assessment we conducted in fiscal year 2021, we identified the ESG issues that were most important to our business and stakeholders. We identified the following key issues and set corresponding goals as follows:
◦DEI: Our goals in this area are by 2026 to reach (1) 30% female representation in manager and above roles worldwide and (2) 25% racial/ethnic diversity representation in manager and above roles in the U.S.;
◦Energy and Emissions: Our goals in this area are (1) to achieve carbon neutrality in our operations by 2050, (2) to reduce GHG emissions intensity by 10% by 2026, from a 2021 baseline, which was achieved in 2022, (3) a new goal added of a 5% reduction in our market-based emissions intensity in 2023 from 2022, which was achieved in 2023, and (4) a new goal added to reduce absolute market-based emissions by 45% by 2030, from a 2021 baseline;
◦Responsible Sourcing: Our goals in this area are by 2026 to (1) achieve a 75% response rate on our responsible sourcing campaigns and (2) achieve 100% sourcing of conflict minerals from smelters that are conformant with the Responsible Minerals Assurance Process ("RMAP") or equivalent standard.
While we have made progress in most of our goals, we strive to build on our strong foundation and create a diverse and inclusive workforce, support our customers’ transition to a cleaner energy, reduce our environmental impact, and operate responsibly with respect for people and planet.
Additional information regarding our sustainability initiatives, as well as information on our progress towards our commitments, is available in our annual Sustainability Report located on our website at www.sensata.com/sustainability. Nothing on our website, including the aforementioned Sustainability Report, shall be deemed incorporated by reference into this Report.
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
Compliance with environmental and governmental regulations and meeting customer requirements have increased our cost of doing business in various ways and may continue to do so in the future. We do not currently anticipate material capital expenditures during fiscal year 2024 for environmental control facilities. We also do not believe that existing or pending legislation, regulation, or international treaties or accords, whether related to environmental or other government regulations, are reasonably likely to have a material adverse effect in the foreseeable future on our business or the markets we serve, nor on our results of operations, capital expenditures, earnings, competitive position, or financial standing.
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
Business and Operational Risks
We are subject to risks associated with climate change, including increased regulation of GHG emissions, changing consumer preferences and other risks related to our transition to Electrification, and the potential increased impacts of severe weather events on our operations and infrastructure.
Climate change is receiving increasing attention worldwide, which has led to increased stakeholder and societal expectations on companies to address change and significant legislative and regulatory efforts to limit GHG emissions. For example, adoption of GHG or climate change rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy. Additionally, jurisdictions throughout the world are enacting more stringent disclosure requirements related to climate change impacts of an entity’s business. Such increased disclosure requirements could increase our costs and could result in risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards.
Changes in consumer preferences due to transitioning to a greener economy may result in increased costs, reduced demand for our ICE products, and reduced profits. Part of our strategy to address these risks includes our transition to EVs, which presents additional risks, including reduced demand for, and therefore profits from, our ICE vehicles, which we are using to fund our growth strategy; higher costs or reduced availability of materials related to EV technologies impacting profitability; and risks related to the success of our EV strategy.
Finally, given the worldwide scope of our supply chain and operations, we and our suppliers face a risk of disruption or operating inefficiencies that may increase costs due to the adverse physical effects of climate change, which are predicted to increase the frequency and severity of weather and other natural events, e.g., tropical cyclones, extended droughts, and extreme temperatures. Climate change could also disrupt our operations by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may impact our decisions to construct new facilities. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.
Our business is subject to numerous global risks, including regulatory, political, economic, governmental, and military concerns and instability.
Our business, including our employees, customers, and suppliers, is located throughout the world. We employ approximately 92% of our workforce outside of the U.S. We have many manufacturing, administrative, and sales facilities outside of the U.S. Our subsidiaries located outside of the U.S. generated approximately 59% of our net revenue in fiscal year 2023 (including approximately 18% in China) and we expect sales from non-U.S. markets to continue to represent a significant portion of our total net revenue. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, economic sanctions, investments, taxation, exchange controls, and repatriation of earnings.
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
Much of our business depends on, and is directly affected by, the global automobile industry. Sales in our automotive end markets accounted for approximately 54% of our total net revenue in fiscal year 2023. Declines in demand such as experienced as a result of the COVID-19 pandemic and other adverse developments like those we have seen in past years in the automotive industry, including but not limited to customer bankruptcies and increased demands on us for lower prices, could have adverse effects on our results of operations and could impact our liquidity and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
Because of the prevalence of ICE vehicles today, applications in these vehicles make up most of our current transportation addressable markets (automotive and HVOR). These addressable markets are large today and growing, with expectations that they will continue to grow over the next ten years. However, the automotive market is rapidly changing with the transformation into electrification. Many of the components and subsystems we have historically developed and produced, such as those used in braking, tires, and environmental control from traditional ICE vehicles, will play a significant role in this expansion, as we can convert much of this technology for use in electric vehicle applications. If the pace of customer adoption of EVs slows, and this demand is not replaced by demand of more traditional vehicles served by our core ICE business, our results of operations, financial condition, and cash flows could be materially adversely affected.

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
As we continue to develop products containing complex software systems designed to support today’s increasingly connected vehicles, these systems result in potential increases to our risks in product safety, regulatory compliance, product liability, warranty, and recall claims. In addition, the warranty period for certain electric vehicle components is generally eight to ten years, which increases our risk for warranty claims over the life of a product.
In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty, and recall claims could be material.
We are dependent on market acceptance of our new product introductions and product innovations for future revenue, and we may not realize all of the revenue or achieve anticipated gross margins from products subject to existing awards or for which we are currently engaged in development.
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
It has historically been difficult to pass increased prices for manufactured components and raw materials to our customers through price increases. Therefore, a significant increase in the price or a decrease in the availability of these items, such as those experienced in the global supply chain shortages of the past few years, could materially increase our operating costs and materially and adversely affect our business and results of operations. The impact of these global supply chain shortages of the past few years, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, has been unprecedented. Accordingly, we continue to actively work with our customers to share the inflationary burden of these factors. In addition, where possible, we have been working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, increase inventory on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to increase supply chain visibility. If the future impacts of these shortages are more severe than we currently expect, or if our efforts to share the inflationary burden of these factors do not sufficiently offset our costs, it could result in deterioration of our results.
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
In pursuing our corporate strategy, we have in the past, and may in the future, acquire other businesses. The success of this strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, and successfully integrate them into our existing businesses. There can be no assurance that we will realize the anticipated synergies or cost savings related to acquisitions, including, but not limited to, revenue growth and operational efficiencies, or that they will be achieved in our estimated timeframe. We may not be able to successfully integrate and streamline overlapping functions from future acquisitions, and integration may be more costly to accomplish than we expect. There is also no guarantee that the acquired businesses will perform according to the business case used in justifying the acquisition. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.
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
In pursuing our corporate strategy, we continue to evaluate the strategic fit of specific businesses and products and occasionally dispose of or exit businesses and products. The success of this strategy is dependent upon our ability to identify appropriate disposition targets, negotiate transactions on favorable terms, and complete transactions. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel; the diversion of management's attention from other business concerns; the disruption of our business; and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered. In the year ended December 31, 2022, we sold various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business"). Refer to Note 21: Acquisitions and Divestitures of our audited consolidated financial statements and accompanying notes thereto (the "Financial Statements") included elsewhere in this Report for additional information.
We also may seek to restructure our business in the future by relocating operations, disposing of certain assets, or consolidating operations. There can be no assurance that any restructuring of our business will not adversely affect our financial condition, leverage, or results of operations. In addition, any significant restructuring of our business will require significant managerial attention, which may be diverted from our other operations. In the year ended December 31, 2023, we exited the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). In addition, we committed to a plan to reorganize our business (the “Q3 2023 Plan”), which consisted of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives. Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report for additional information on these activities.
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
Security incidents and other disruptions to our information technology ("IT") infrastructure could interfere with our operations, compromise confidential information, and expose us to liability, which could have a material adverse impact our business and reputation.
In the ordinary course of business, we rely on IT networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities.

We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, we may not be able to detect incidents in our IT systems or assess the severity or impact of an incident in a timely manner. We have experienced attacks to our systems and networks and have from time-to-time experienced cybersecurity incidents, such as computer viruses and malware, unauthorized parties gaining access to our IT systems, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Additionally, we have been an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
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
Moreover, as we continue to develop products containing complex software systems designed to support today’s increasingly connected world, these systems also could be susceptible to similar interruptions, including the possibility of unauthorized access. Further, as we transition to offering more cloud-based solutions that are dependent on the internet or other networks to operate with increased users, we may become a greater target for cyber threats, such as malware, denial of service, external adversaries, or insider threats.
These types of incidents affecting us or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee, or company data. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws and/or export control laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. Further, to the extent that any disruption or security incident results in a loss of, or damage to, our data, or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us, and ultimately harm our business, financial condition, and/or results of operations.
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
In addition, laws and regulations for smart vehicles are expected to continue to evolve in numerous jurisdictions globally, which could affect our product portfolio and operations. Further, managing and securing personal and customer data that our products, as well as our partners’ products, gather is a new and evolving risk for us.

Our future success depends in part on our ability to attract and retain key senior management and qualified technical, sales, and other personnel.
Our future success depends in part on our continued ability to retain key executives and our ability to attract and retain qualified technical, sales, and other personnel. Significant competition exists for such personnel, and we cannot assure the retention of our key executives, technical, and sales personnel or our ability to attract, integrate, and retain other such personnel that may be required in the future. We cannot assure that employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel, our business, financial condition, and results of operations could be adversely affected.
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
Additionally, the impacts described above and other impacts of a global pandemic, including responses to it, could substantially increase the risk to us from the other risks described in this Item 1A: Risk Factors.
Financial Risks
We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could in the future adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. We did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, our control activities did not adequately establish policies, procedures, information protocols and communications to design and operate effective control, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico. Our management is taking action to remediate the deficiencies in its internal controls over financial reporting by developing a remediation plan, which could include the engagement of third-party consultants to evaluate and help formalize internal controls design and framework; the completion of a risk assessment to determine areas within the internal control structure to strengthen, document and execute; and the augmentation, reorganization or replacement of personnel where necessary to ensure appropriate levels of knowledge and execution to support internal control structure assessment, design, and execution.
If actions to remediate these material weaknesses are not completed on a timely basis, or if other remediation efforts are not successful, we may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting.
Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis, or provide reliable financial statements needed for business decision processes, and our business and results of operations could be harmed. Additionally, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. Also, failure to maintain effective internal control over financial reporting could result in sanctions by regulatory authorities, and our independent registered public accounting firm may not be able to attest that such internal controls are effective when they are required to do so.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
Our reporting currency is the U.S. dollar ("USD"). We derive a significant portion of our net revenue from markets outside the U.S. For financial reporting purposes, the functional currency of all of our subsidiaries has historically been the USD because of the significant influence of the USD on our operations. Effective October 1, 2023, as a result of significant changes in economic facts and circumstances in the operations of our China foreign entities, the functional currency of our wholly-owned subsidiaries in China changed to the Chinese Renminbi ("CNY"). The changes in economic facts and circumstances caused a permanent change to our strategy in China toward a more self-contained model making China the primary economic environment in which these subsidiaries operate.
A portion of our net revenue, expenses, receivables, and payables are denominated in currencies other than our functional currency. At the date that a transaction denominated in a currency other than our functional currency is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the consolidated statements of operations.
We, therefore, face exposure to adverse movements in exchange rates of these currencies, which may change over time and could affect our financial results and cash flows.
Our level of indebtedness could adversely affect our financial condition and our ability to operate our business, including our ability to service our debt and/or comply with the related covenants.
The credit agreement governing our secured credit facility (as amended, supplemented, waived, or otherwise modified, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), a $750.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In fiscal year 2023, we repaid the remaining balance on the Term Loan. As of December 31, 2023, we had $3,425.2 million of gross outstanding indebtedness, including various tranches of senior unsecured notes (the “Senior Notes”). Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our outstanding indebtedness.
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
We evaluate all trade policies that impact us, and we adjust our operational strategies to mitigate the impact of these policies. However, trade policies, including quotas, duties, tariffs, taxes, or other restrictions on the import or export of our products, are subject to change, and we cannot ensure that any mitigation strategies employed will remain available in the future or that we will be able to offset tariff-related costs or maintain competitive pricing of our products. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the global economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
Further tariffs may be imposed on other imports of our products, or our business may be further impacted by retaliatory trade measures taken by China or other countries in response to existing or future U.S. tariffs or other measures (e.g., subsidies). We may raise our prices on products subject to such tariffs to share the cost with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. In addition, we may seek to shift some of our China manufacturing to other countries, which could result in additional costs and disruption to our operations. We also sell our products globally and, therefore, our export sales could be impacted by the tariffs. Any material reduction in sales may have a material adverse effect on our results of operations.
We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments, which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other intangible assets, net totaled approximately $4.4 billion as of December 31, 2023, or 58% of our total assets. Goodwill, which represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, was approximately $3.5 billion as of December 31, 2023, or 46% of our total assets. Goodwill and other identifiable intangible assets were recognized at fair value as of the corresponding acquisition date.
We evaluated our goodwill for impairment as of October 1, 2023. Based on this analysis, we determined that as of October 1, 2023, goodwill related to our Insights reporting unit was impaired, and in the fourth quarter of 2023, we recorded a $321.7 million non-cash impairment charge, representing the entire goodwill balance allocated to Insights. This impairment was primarily driven by a lower long-range financial forecast resulting from the impact of restructuring actions taken in the third and fourth quarters of 2023 and consequent business decisions regarding our level of investment in Insights in future years, considering our focus on electrification. Other valuation assumptions for the Insights reporting unit valuation that are impacted by macroeconomic factors also contributed to the impairment.
Additional impairment of goodwill or other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, significant unexpected or planned changes in the use of assets or future changes to go-to-market or product offerings strategy, and a variety of other factors. We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, such as the Insights and Dynapower reporting units, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our reporting units outside of Insights, which was already fully impaired, to be at risk of failing the goodwill impairment test.

The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. Should certain assumptions used in the development of the fair value of our other reporting units change, we may be required to recognize additional impairments of goodwill or other intangible assets.
Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information related to our goodwill and other identifiable intangible assets and the Insights impairment charge. Refer to Critical Accounting Policies and Estimates, in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report for additional information related to the assumptions used in the development of the fair value of our reporting units.
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
We cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties, and regulations, in particular related to proposed tax laws by the U.S. or other governments, which could increase our tax liabilities. Our actual global tax rate may vary from our expectation and that variance may be material. We continually monitor all global regulatory developments and consider alternatives to limit their detrimental impacts. However, not all unfavorable developments can be moderated, and we may consequently experience adverse effects on our effective tax rate and cash flows.
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
Furthermore, on December 15, 2022, the EU Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum jurisdictional effective tax rate of 15%. The legislation is effective for our fiscal year beginning January 1, 2024. We continue to evaluate the potential impact on future periods due to the Pillar Two framework, as such changes could result in complexity and uncertainty in countries where we do business and could increase our effective tax rate.
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
We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate and where our products are sold. These laws and regulations govern, among other things, the generation, storage, use, and transportation of hazardous materials; emissions or discharges of substances into the environment; investigation and remediation of hazardous substances or materials at various sites; GHG emissions; product hazardous material content; and the health and safety of our employees.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Cyber criminals are becoming more sophisticated and effective every day. All companies utilizing technology are subject to threats or attempts of cybersecurity attacks. Maintaining data privacy and cybersecurity to protect our employees, customers, and business is an integral aspect of our operations. Our approach to data privacy and cybersecurity is defined by our commitment to preserving the trust our employees and customers place in us and focuses on driving continuous improvement as the threat landscape evolves.
Our Audit Committee and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security programs to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and infrastructure.
However, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our risk factors identified in Item 1A: Risk Factors included elsewhere in this Report provide further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.
Risk Management Strategy
We are guided by our Cybersecurity Charter, which includes our philosophy of information security, identifies the motivation for security, describes information security principles and terms, and defines the scope of information security policies and responsibilities for various functions. We continue to improve the maturity of our cybersecurity program, aligning with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.
Our Director of Cybersecurity leads our information security operations, with a focus on identifying, evaluating, mitigating, and reporting on IT and cybersecurity risks that have the potential to threaten Sensata’s enterprise information assets and systems. Our cybersecurity and global IT strategy is regularly aligned with business leaders across Sensata through our IT Excellence Committee meetings, conducted 10 times a year, to ensure cyber, IT, and business priorities are communicated and understood throughout the organization.
Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on frameworks established by the NIST, the International Organization for Standardization, and other applicable industry standards. Our cybersecurity program in particular focuses on the following key areas:
•Incident Response: We have an Incident Response Plan ("IRP") to address cybersecurity incidents as defined by Item 106 of Regulation S-K. The IRP includes as a core component an Incident Response Team ("IRT") that utilizes guidelines identified in the IRP to identify, assess, and disclose cybersecurity incidents as applicable. The IRT consists of a core team, which includes representation from IT, Legal, and Human Resources, and an extended team, which includes representation from Enterprise Risk Management, Communications, Investor Relations, Internal Audit, Legal, Accounting, and External Reporting. The core team is involved in all incidents that are classified as significant, requiring a response from the IRT, and it involves components of the extended team as applicable. The IRT allows for broad representation of various areas of expertise for use in executing the IRP. The IRT meets monthly to evaluate the effectiveness of our cybersecurity risk management processes and procedures, including the IRP. The IRP is designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

•Defense and Monitoring: We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. Our Cybersecurity Operations Center provides comprehensive cyber threat detection and response capabilities and maintains a 24x7 monitoring system which complements the technology, process, and threat detection techniques we use to monitor, manage, and mitigate cybersecurity threats. From time to time, we engage third party consultants or other advisors to assist in assessing, identifying, and/or managing cybersecurity threats. We also periodically use our Internal Audit function to conduct additional reviews and assessments.
•Insider Threats: We maintain an insider threat program designed to identify, assess, and address potential risks from within our Company. Our program evaluates potential risks consistent with industry practices, customer requirements, and applicable law, including privacy and other considerations.
•Third Party Risk Assessments: We conduct information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and our standard terms and conditions contain contractual provisions requiring certain security protections.
•Training and Awareness: We have robust cybersecurity training programs with frequent touch points for all employees to empower them to act responsibly and keep cybersecurity top of mind. We use monthly activities to keep employees engaged with cybersecurity, including newsletters, articles on the Sensata intranet, and mock phishing campaigns. We regularly update our comprehensive training program, which covers a wide variety of topics, from protecting work machines and personal information to social innovation and how employees can protect their digital lives at home.
•Supplier Engagement: We require our suppliers to comply with our standard information security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us, and require them to complete information security questionnaires to review and assess any potential cyber-related risks depending on the nature of the services being provided.
•Risk Assessment: At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, our risk register, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee, and members of management.
•Technical Safeguards: We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence, and incident response experience.
Governance
Our Board of Directors, in coordination with each of our Board Committees, is responsible for oversight of our enterprise risk management activities. The Nominating and Governance committee receives an update on the Company’s risk management process at least annually, including interaction of cybersecurity with our overall risks. The Board of Directors oversees risks from cybersecurity threats through report out from the Audit Committee, which monitors cybersecurity incidents and management's response to such incidents.
Our Audit Committee directly oversees our cybersecurity program. Quarterly reports are delivered to the Audit Committee by the Chief Information & Digital Officer ("CIDO") and/or the Director of Cybersecurity at least four times per year. These reports include information about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. These reports also include updates on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.
Our CIDO has served in various roles in IT and information security for over 20. She holds an undergraduate degree in information management and technology. Our Director of Cybersecurity has served in various roles in IT and information security for over 18 years, including in the military and the healthcare and retail industries.

Cybersecurity Incidents
In the event of a cybersecurity incident, our response and mitigation efforts are guided by the IRP, which provides guidance on how to respond to, and recover from, a significant cyber incident requiring an organized response. We continue to conduct tabletop exercises testing the principles and procedures set forth in our IRP based on lessons learned.
While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information about cybersecurity risks relating to our business, refer to Item 1A: Risk Factors included elsewhere in this Report.
ITEM 2.     PROPERTIES
As of December 31, 2023, we occupied principal manufacturing facilities and business centers in the following locations:

		Reportable Segment		Approximate Square Footage (in thousands)
		Performance Sensing	Sensing Solutions
Country	Location			Owned	Leased
Bulgaria	Botevgrad	X		184	—
Bulgaria	Plovdiv	X		125	—
Bulgaria	Sofia	X		—	121
China	Baoying (1)	X	X	301	385
China	Changzhou	X	X	618	—
India	Pune	X	X	—	32
Malaysia	Subang Jaya	X		138	—
Mexico	Aguascalientes	X	X	566	—
Mexico	Mexicali	X	X	41	116
Mexico	Tijuana	X	X	—	258
The Netherlands	Hengelo	X	X	—	94
United Kingdom	Antrim	X		—	112
United Kingdom	Swindon (2)	X		—	34
United States	Attleboro, MA (3)	X	X	—	435
United States	Carpinteria, CA	X	X	—	51
United States	Grandview, MO		X	—	47
United States	Thousand Oaks, CA	X	X	—	115
United States	Burlington, VT		X	—	133
				1,973	1,933
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
Performance Graph
The following graph compares the total shareholder return of our ordinary shares since December 31, 2018 to the total shareholder return since that date of the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index. The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2018.

$220
$200
$180
$160
$140
$120
$100
$80
$60
2018
2019
2020
2021
2022
2023
Sensata
S&P 500
S&P 500 Industrial

Total Shareholder Return of $100.00 Investment from December 31, 2018
	As of December 31,
	2018	2019	2020	2021	2022	2023
Sensata	$100.00	$120.14	$117.62	$137.58	$90.75	$85.43
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Industrial	$100.00	$126.83	$138.25	$165.07	$153.35	$177.94
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
Stockholders
As of February 7, 2024, there were three holders of record of our ordinary shares, primarily Cede & Co. (which acts as nominee shareholder for the Depository Trust Company).
Dividends
In fiscal year 2023, we made payments of quarterly dividends of $0.11 per share in February 2023 and $0.12 per share in May, August, and November 2023. We expect that comparable cash dividends will continue to be paid in the foreseeable future.
Because we are a holding company, our ability to continue to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"), may be limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Refer to Note 14: Debt of our audited consolidated financial statements and accompanying notes thereto (the "Financial Statements") included elsewhere in this Report for additional information related to our dividend restrictions.
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
On January 20, 2022, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019. On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the "September 2023 Program"), which replaced the January 2022 Program and became effective on October 1, 2023. The form of the September 2023 Program was approved by shareholders on May 25, 2023. The September 2023 Program does not have an established expiration date. The process or criteria used to determine the amount of repurchases is an ongoing and frequent review of our capacity of available cash and our overall capital allocation priorities.

Issuer purchase of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (in shares)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
October 1 through October 31, 2023	215,560	$37.78	211,525	$492.0
November 1 through November 30, 2023	318,268	$31.61	318,052	$482.0
December 1 through December 31, 2023	302,639	$33.40	301,043	$471.9
Quarter total	836,467	$33.85	830,620	$471.9
__________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld to cover payment of employee withholding tax upon the vesting of restricted securities. These withholdings took place outside of a publicly announced repurchase plan. There were 4,035, 216, and 1,596 ordinary shares withheld in October 2023, November 2023, and December 2023, respectively, representing a total aggregate fair value of $0.2 million based on the closing price of our ordinary shares on the date of withholdings.
(2)     All purchases during the three months ended December 31, 2023 were conducted pursuant to the September 2023 Program. The September 2023 Program does not have an established expiration date.
ITEM 6.     RESERVED
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read the following discussion in conjunction with Item 1: Business and our Financial Statements, each included elsewhere in this Annual Report on Form 10-K (this "Report").
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
Overview
We innovate on behalf of our broad array of customers, solving some of their most difficult engineering challenges by providing sensors and sensor-rich solutions, electrical protection components and systems, and other products. Solving these mission-critical challenges enables us to deliver differentiated value for both our customers and shareholders, while also investing in our growth opportunities and our people. Refer to Item 1: Business included elsewhere in this Report for additional discussion on our growth drivers.
We anticipate significant change in the markets that we serve over the next 10 years, as our customers transform their businesses and product portfolios to adjust to decarbonization trends. Many equipment categories are electrifying, and significant investment is being made in global infrastructure to support this trend. During fiscal year 2023, we recognized Electrification revenue of approximately $673 million. New business wins ("NBOs") were approximately $657 million in fiscal year 2023, of which more than half were in Electrification. We define NBOs as incremental revenue to our current base of business that is expected to be recognized on average in the fifth year after entry into the agreement, when programs typically reach their normal volume. Accordingly, NBOs are an indicator of future revenue potential.
We believe regulatory requirements for safer vehicles, higher fuel efficiency, and lower emissions, as well as customer demand for operator productivity and convenience, drive the need for advancements in powertrain management, efficiency, safety, and operator controls. These advancements lead to sensor growth rates that we expect to exceed underlying production growth in many of our key end markets, which we expect will continue to offer us significant growth opportunities. In fiscal year 2023, according to third party data, global production of light vehicles increased approximately 9% and global production in the heavy vehicle and off-road ("HVOR") markets we serve increased approximately 1% to 2%, each from the prior year.

Fiscal year 2023 highlights
In the fourth quarter of 2023, we determined that, as of October 1, 2023, our Insights reporting unit was impaired. As a result, we recorded a $321.7 million non-cash impairment charge, representing the entire goodwill balance allocated to Insights. This impairment was primarily driven by reprioritization of our investments into electrification. This reprioritization evolved from an assessment of our business strategy, beginning in the second half of 2023. With electrification as the clear future of our company and the best area of focus for management, in the fourth quarter of 2023, we decided to narrow our investment in Insights. Our assessment of the potential of the business has not changed, but our focus has moved from growth of the business to profitability. These decisions resulted in significant cost restructuring and a lower long-range financial forecast for the reporting unit, impacting the valuation of the business with respect to the goodwill impairment analysis. Other valuation assumptions for the Insights reporting unit valuation that are impacted by macroeconomic factors also contributed to the impairment. We are considering strategic alternatives for this business as we continue to focus our investment priorities in line with our strategy.
In the year ended December 31, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand we have been experiencing due to continued economic uncertainty in many of our end markets and to take active measures to accelerate margin recovery. Our business strategy remains the same with increasing focus and effort in penetrating the fast-growing electrification trend where we are having great success with significant NBOs.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 466 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $20.5 million and $25.5 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before June 30, 2024. In the year ended December 31, 2023, we recognized approximately $23.5 million of charges related to the Q3 2023 Plan. As of December 31, 2023, our severance liability related to the Q3 2023 Plan was $6.0 million. Refer to Note 5: Restructuring and Other Charges, Net, of our Financial Statements included elsewhere in this Report for additional information. We expect that the actions taken in the Q3 2023 Plan will result in annualized savings of approximately $40 million to $50 million.
On June 6, 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). The exit of the Spear Marine Business was the result of a change in strategy with respect to the business and involved ceasing sales, marketing, and business operations. It resulted in the elimination of certain positions, primarily in the U.S. and the closure of operations in Belgium. The Spear Marine Business had been included in the Sensing Solutions reportable segment. Exiting the Spear Marine Business resulted in charges in the year ended December 31, 2023 of approximately $38.5 million, consisting of accelerated amortization, inventory and property, plant and equipment ("PP&E") write-downs, severance charges, and other charges, including contract termination costs.
Refer to Note 5: Restructuring and Other Charges, Net, of our Financial Statements included elsewhere in this Report for additional information on the Q3 2023 Plan and our exit from the Spear Marine Business.
In fiscal year 2023, we used $848.9 million of cash to pay debt, including prepaying the entire remaining outstanding principal on our variable-rate term loan facility ("Term Loan") balance in the first half of 2023 and the early redemption of the full $400.0 million aggregate principal amount outstanding on our 5.625% senior notes due 2024 (the "5.625% Senior Notes") in accordance with the terms of the indenture under which the 5.625% Senior Notes were issued. These repayments brought our gross outstanding indebtedness at December 31, 2023 to $3.4 billion, representing a net leverage ratio of 3.2x, compared to gross indebtedness of $4.3 billion as of December 31, 2022 (representing a net leverage ratio of 3.4x). Net leverage ratio, discussed throughout this Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of net leverage ratio.
Fiscal year 2023 financial summary
Our consolidated revenue increased 0.6% in fiscal year 2023 from the prior year. Excluding a decrease of 1.4% attributed to changes in foreign currency exchange rates and an increase of 0.5% due to the net effect of acquisitions and divestitures, net revenue increased 1.5% on an organic basis. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of organic revenue growth (or decline). Organic revenue growth was primarily driven by an increase in demand in markets we serve in the Automotive, HVOR, and Aerospace businesses, content growth, and the impact of pricing recoveries, partially offset by revenue mix, market declines, and inventory destocking in our Industrial business.
Operating income for fiscal year 2023 decreased $488.5 million, or 72.9%, to $181.7 million (4.5% of net revenue) compared to $670.1 million (16.6% of net revenue) in the prior year. This decrease was primarily due to the $321.7 million impairment of the Insights reporting unit in the fourth quarter. In addition, operating income in the prior year included $135.1 million of gain on sale of various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business"), for which there was no comparable amount in fiscal year 2023. Other charges during the year, such as those related to our exit from the Spear Marine Business and the entry into the Q3 2023 Plan, and the unfavorable effect of changes in foreign currency exchange rates, were partially offset by the net impacts of pricing recoveries from customers with inflation on material and logistics costs, volume leverage, and cost savings during the year resulting from repositioning actions taken in fiscal year 2022. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the year ended December 31, 2023.
We generated $456.7 million of operating cash flows in fiscal year 2023, ending the year with $508.1 million in cash. In fiscal year 2023, in addition to paying $848.9 million on debt as discussed elsewhere, we used cash of approximately $88.4 million for share repurchases and $71.5 million for payment of cash dividends. In fiscal year 2024, we will continue to execute our capital allocation strategy that is currently designed to reduce our leverage and return capital to shareholders through our dividend and opportunistic share repurchases. This strategy reduces risk in our capital structure, lowers interest expense, and improves net income and earnings per share. We expect improving free cash flow (cash from operations less capital expenditures) will naturally allow net leverage to decline and returns on invested capital to improve over time.
Selected Segment Information
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. Set forth below is selected information for each of these segments for the periods presented. Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. The amounts previously reported in the tables below for the years ended December 31, 2022 and 2021 have been retrospectively recast to reflect this change.
Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding. The following table presents net revenue by segment for the identified periods:

	For the year ended December 31,
	2023		2022		2021
($ in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Net revenue:
Performance Sensing	$3,002.7	74.1%	$2,920.4	72.5%	$2,801.2	73.3%
Sensing Solutions	1,051.4	25.9	1,108.9	27.5	1,019.6	26.7
Total net revenue	$4,054.1	100.0%	$4,029.3	100.0%	$3,820.8	100.0%
The following table presents segment operating income in U.S. dollars ("USD") and as a percentage of segment net revenue for the identified periods:

	For the year ended December 31,
	2023		2022		2021
($ in millions)	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue
Segment operating income:
Performance Sensing	$744.2	24.8%	$728.3	24.9%	$758.1	27.1%
Sensing Solutions	299.0	28.4%	323.3	29.2%	312.3	30.6%
Total segment operating income	$1,043.3		$1,051.7		$1,070.4
For a reconciliation of total segment operating income to consolidated operating income, refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report.

Effective February 1, 2024, we combined our Automotive and HVOR businesses to better leverage core capabilities and prioritize product focus into one business, Vehicles, under the Performance Sensing reportable segment. The Sensing Solutions reportable segment will benefit from organizing our predominantly shorter-cycle businesses together, by allowing us to scale core capabilities and better serve our customers. We are still evaluating what impact this reorganization will have on our reportable segments, operating segments, and reporting units in the first quarter of 2024.
Selected Geographic Information
We are a global business with significant operations around the world and a diverse revenue mix by geography, customer, and end market. The following table presents (as a percentage of total) PP&E and net revenue by geographic region for the identified periods:

	PP&E, net as of December 31,		Net revenue for the year ended December 31,
	2023	2022	2023	2022	2021
Americas	35.9%	33.7%	45.0%	42.3%	38.0%
Europe	17.9%	20.0%	26.3%	25.9%	26.2%
Asia and rest of world	46.2%	46.3%	28.7%	31.8%	35.8%
Refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report for additional information related to our PP&E, net balances by selected geographic area as of December 31, 2023 and 2022 and net revenue by selected geographic area for the years ended December 31, 2023, 2022, and 2021.
Net Revenue by End Market
Our net revenue for the years ended December 31, 2023, 2022, and 2021 was derived from the following end markets:

	For the year ended December 31,
(Percentage of total)	2023	2022	2021
Automotive	53.7%	52.3%	54.0%
HVOR	21.3%	21.1%	20.5%
Industrial	14.7%	14.4%	12.0%
Appliance and HVAC (1)	4.6%	5.4%	6.4%
Aerospace	4.7%	3.8%	3.5%
Other	1.0%	3.0%	3.6%
__________________________
(1)    Heating, ventilation, and air conditioning
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
•Employee Costs. Wages and benefits, including variable incentive compensation, for employees involved in our manufacturing operations and certain customer service and engineering activities is reflected in cost of revenue. A substantial portion of these costs can fluctuate on an aggregate basis in direct correlation with changes in production volumes. These costs may decline as a percentage of net revenue due to economies of scale associated with higher production volumes, and conversely, may increase with lower production volumes. These costs also fluctuate based on local labor market conditions. We rely on contract workers for direct labor in certain geographies. As of December 31, 2023, we had approximately 2,200 direct labor contract workers worldwide.
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
A large portion of our R&D activities is directed towards technologies and market trends that we believe have the potential for significant future growth, but that relate to products that are not currently within our core business or include new features and capabilities for existing products. Expenses related to these activities are less likely to result in increased near-term revenue than our more mainstream development activities.
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
Changes in SG&A expense as a percentage of net revenue have historically been impacted by a number of factors, including:
•changes in sales volume, as higher volumes enable us to spread the fixed portion of our selling, marketing, and administrative expense over higher revenue (e.g., expenses relating to our sales and marketing personnel can fluctuate due to prolonged trends in sales volume, while expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume);
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
Amortization expense
We have recognized a significant amount of definite-lived intangible assets. Acquisition-related definite-lived intangible assets are amortized on an economic-benefit basis according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. The amount of amortization expense related to definite-lived intangible assets depends on the amount and timing of definite-lived intangible assets acquired and where previously acquired definite-lived intangible assets are in their estimated life cycle. In general, the economic benefit of a definite-lived intangible asset is concentrated towards the beginning of its useful life.
Restructuring and other charges, net
Restructuring charges consist of severance, outplacement, other separation benefits, and facility and other exit costs. These charges may be incurred as part of an announced restructuring plan or may be individual charges recognized related to acquired businesses or the termination of a limited number of employees that do not represent the initiation of a larger restructuring plan.
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
Interest expense
As of December 31, 2023 and 2022, we had gross outstanding indebtedness of $3,425.2 million and $4,273.4 million, respectively. This indebtedness consists of a secured credit facility and various tranches of senior unsecured notes (together, the "Senior Notes"). Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information on our indebtedness.
The credit agreement governing our secured credit facility (as amended, supplemented, waived, or otherwise modified, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities"), consisting of the Term Loan, the $750.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances.
The Senior Notes accrue interest at fixed rates. However, the Term Loan and the Revolving Credit Facility accrue interest at variable interest rates, which could drive some of the variability in interest expense. As of December 31, 2023, we had no amounts outstanding on the Term Loan or Revolving Credit Facility. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for more information regarding our exposure to potential changes in variable interest rates.
Interest income
Interest income relates to interest earned on our cash and cash equivalent balances, and varies according to the balances in, and the interest rates provided by, these investments.
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
Provision for (or benefit from) income taxes
We are subject to income tax in the various jurisdictions in which we operate. The provision for (or benefit from) income taxes consists of: current tax expense, which relates primarily to our profitable operations in jurisdictions outside the U.S. and U.K. and withholding taxes related to interest, royalties, and repatriation of foreign earnings; and deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to the step-up in fair value of fixed and intangible assets, including goodwill, acquired in connection with business combination transactions, the utilization of net operating losses, changes in tax rates, and changes in our assessment of the realizability of our deferred tax assets.
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
Our effective tax rate will generally not equal either the U.K. or U.S. statutory tax rate due to various factors, the most significant of which are described below. As these factors fluctuate from year to year, our effective tax rate will change. The factors include, but are not limited to, the following:
•establishing or releasing a portion of the valuation allowance related to our gross deferred tax assets;
•foreign tax rate differential - we operate in multiple jurisdictions including but not limited to Bulgaria, China, Malaysia, Malta, the Netherlands, South Korea, the U.S., and the U.K. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates, tax holidays, and favorable tax regimes available to certain of our foreign subsidiaries;
•changes in tax laws and rates, including the potential or actual impact of activities by the Organization for Economic Co-operation and Development ("OECD") related to the European Union's ("EU's") Pillar Two directive and the European Commission ("EC") challenges to sovereign EU member states;
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
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived these results of operations from our Financial Statements. Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. The amounts previously reported in the tables below for the years ended December 31, 2022 and 2021 have been retrospectively recast to reflect this change. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2023		2022		2021
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$3,002.7	74.1%	$2,920.4	72.5%	$2,801.2	73.3%
Sensing Solutions	1,051.4	25.9	1,108.9	27.5	1,019.6	26.7
Total net revenue	4,054.1	100.0%	4,029.3	100.0%	3,820.8	100.0%
Operating costs and expenses	3,872.4	95.5	3,359.1	83.4	3,187.6	83.4
Operating income	181.7	4.5	670.1	16.6	633.2	16.6
Interest expense	(182.2)	(4.5)	(195.6)	(4.9)	(182.6)	(4.8)
Interest income	31.3	0.8	16.7	0.4	3.3	0.1
Other, net	(13.0)	(0.3)	(94.6)	(2.3)	(40.0)	(1.0)
Income before taxes	17.8	0.4	396.7	9.8	413.9	10.8
Provision for income taxes	21.8	0.5	86.0	2.1	50.3	1.3
Net (loss)/income	$(3.9)	(0.1)%	$310.7	7.7%	$363.6	9.5%
The discussion that follows compares operating results for fiscal year 2023 to fiscal year 2022. For a discussion of our fiscal year 2022 operating results compared to fiscal year 2021, refer to Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 13, 2023.
Refer to Item 1: Business included elsewhere in this Report for more detailed discussion of our reportable segments, including discussion of major products and market drivers. Refer to discussion under the heading Factors Affecting Our Operating Results included elsewhere in this MD&A for a detailed discussion of the various factors that may drive changes in our operating results. The below discussion provides information on the material factors impacting fiscal year 2023 compared to fiscal year 2022.
Net revenue
Net revenue for the year ended December 31, 2023 increased 0.6% compared to the prior year. Net revenue increased 1.5% on an organic basis, which excludes a decrease of 1.4% attributed to changes in foreign currency exchange rates and an increase of 0.5% due to the net effect of acquisitions and divestitures.

Performance Sensing
Performance Sensing net revenue for the year ended December 31, 2023 increased 2.8% compared to the prior year. Excluding a decrease of 1.6% attributed to changes in foreign currency exchange rates and an increase of 0.1% due to the effect of acquisitions, Performance Sensing net revenue increased 4.3% on an organic basis. Both the Automotive and HVOR operating segments contributed to these results as discussed below.
Automotive net revenue for the year ended December 31, 2023 increased 3.3% compared to the prior year. Excluding a decrease of 1.8% attributed to changes in foreign currency exchange rates, automotive net revenue increased 5.1% on an organic basis. This organic revenue growth was primarily due to market growth, partially offset by unfavorable revenue mix.
HVOR net revenue for the year ended December 31, 2023 increased 1.8% compared to the prior year. Excluding a decrease of 0.9% attributed to changes in foreign currency exchange rates and an increase of 0.3% due to the effect of acquisitions, HVOR net revenue increased 2.4% on an organic basis. This organic revenue growth was primarily due to market and content growth, partially offset by channel inventory de-stocking.
Sensing Solutions
Sensing Solutions net revenue for the year ended December 31, 2023 decreased 5.2% compared to the prior year. Excluding a decrease of 0.9% attributed to changes in foreign currency exchange rates and an increase of 1.7% due to the net effect of acquisitions and divestitures, Sensing Solutions net revenue decreased 6.0% on an organic basis, which primarily reflects weakness in our industrial markets and inventory destocking, partially offset by market and content growth in the aerospace business and pricing.
Operating costs and expenses
Operating costs and expenses for the years ended December 31, 2023, 2022, and 2021 are presented, in millions of dollars and as a percentage of revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2023		2022		2021
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Operating costs and expenses:
Cost of revenue	$2,792.8	68.9%	$2,712.0	67.3%	$2,542.4	66.5%
Research and development	178.9	4.4	189.3	4.7	159.1	4.2
Selling, general and administrative	350.7	8.6	370.6	9.2	337.0	8.8
Amortization of intangible assets	173.9	4.3	153.8	3.8	134.1	3.5
Goodwill impairment charge	321.7	7.9	—	—	—	—
Restructuring and other charges, net	54.5	1.3	(66.7)	(1.7)	14.9	0.4
Total operating costs and expenses	$3,872.4	95.5%	$3,359.1	83.4%	$3,187.6	83.4%
Cost of revenue
Cost of revenue as a percentage of net revenue increased in the year ended December 31, 2023, primarily due to (1) unfavorable product mix, (2) the unfavorable effect of changes in foreign currency exchange rates, (3) the impact of certain actions taken in relation to the Q3 2023 Plan, (4) the net unfavorable impacts of acquisitions and divestitures on gross margin, and (5) the $10.5 million write-down of inventory as a result of our decision to exit the Spear Marine Business, partially offset by (1) the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage, and (2) cost savings as a result of repositioning actions taken in fiscal year 2022.
Refer to Note 5: Restructuring and Other Charges, Net, of our Financial Statements included elsewhere in this Report for additional details regarding our exit of the Spear Marine Business and actions taken as part of the Q3 2023 Plan.
Research and development expense
R&D expense decreased in the year ended December 31, 2023, primarily as a result of lower costs as a result of certain repositioning actions taken in fiscal year 2022 that were not part of a larger restructuring plan.

Selling, general and administrative expense
SG&A expense decreased in the year ended December 31, 2023, primarily as a result of (1) cost savings as a result of repositioning actions taken in fiscal year 2022, (2) lower selling expenses, (3) lower compensation expense, and (4) lower transaction costs as a result of reduced mergers and acquisitions activity, partially offset by increased SG&A expense from our acquisitions (net of divestitures).
Refer to Note 21: Acquisitions and Divestitures of our Financial Statements included elsewhere in this Report for additional information related to our acquisitions and divestitures.
Amortization of intangible assets
Amortization expense increased in the year ended December 31, 2023, primarily due to (1) increased amortization due to newly acquired intangible assets and (2) a charge of $13.5 million in the second quarter of 2023 for accelerated amortization of intangible assets due to our exit from the Spear Marine Business, partially offset by the effect of amortization of intangible assets in accordance with their expected economic benefit.
We expect amortization expense to be approximately $147.4 million in fiscal year 2024.
Refer to Note 5: Restructuring and Other Charges, Net and Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information regarding the charges related to the exit of the Spear Marine Business and amortization on our intangible assets, respectively.
Goodwill impairment charge
In the year ended December 31, 2023, we recorded a $321.7 million non-cash goodwill impairment charge in the fourth quarter of 2023, representing the entire goodwill balance allocated to Insights. This impairment was primarily driven by reprioritization of our investments into electrification in accordance with our business strategy. With electrification as the clear future of our company and the best area of focus for management, we narrowed our investment in Insights. These decisions resulted in significant cost restructuring and a lower long-range financial forecast for the reporting unit, impacting the valuation of the business with respect to the goodwill impairment analysis. Other valuation assumptions for the Insights reporting unit valuation that are impacted by macroeconomic factors also contributed to the impairment.
Restructuring and other charges, net
We recorded a net charge of $54.5 million in restructuring and other charges, net in the year ended December 31, 2023, an unfavorable change in earnings compared to a net gain of $66.7 million in the prior year. This change was primarily driven by (1) the non-recurrence of the $135.1 million gain on the sale of the Qinex Business in fiscal year 2022, (2) charges incurred as a result of the entry into the Q3 2023 Plan, and (3) charges incurred as a result of our exit from the Spear Marine Business, partially offset by (1) a reduction in expense for acquisition-related compensation arrangements, and (2) the non-recurrence of $15.6 million of transaction-related charges to sell the Qinex Business in fiscal year 2022.
Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report for additional information on the components of restructuring and other charges, net.
Operating income
In the year ended December 31, 2023, operating income decreased $488.4 million or 72.9%, to $181.7 million (4.5% of net revenue) compared to $670.1 million (16.6% of net revenue) in the prior year, primarily due to (1) the $321.7 million goodwill impairment charge related to the Insights reporting unit, (2) the non-recurrence of the $119.5 million gain on the sale of the Qinex Business in fiscal year 2022, net of the related transaction costs, (3) $38.5 million of charges incurred as a result of our exit from the Spear Marine Business, (4) the unfavorable effect of changes in foreign currency exchange rates, (5) charges incurred related to the Q3 2023 Plan, (6) unfavorable product mix, and (7) increased amortization of intangible assets as a result of new acquisitions, partially offset by (1) cost savings as a result of repositioning actions taken in fiscal year 2022, (2) the net impacts of pricing recoveries from customers, inflation on material and logistics costs, and volume leverage, and (3) lower expense for acquisition-related compensation arrangements.
Interest expense
In the year ended December 31, 2023, interest expense decreased $13.4 million from the prior period, primarily due to the early payment on the Term Loan in the first half of 2023.

Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information regarding the early payment on the Term Loan.
Interest income
In the year ended December 31, 2023, interest income increased $14.6 million compared to the prior period, primarily due to higher interest rates, partially offset by lower cash balances.
Other, net
Other, net for the years ended December 31, 2023, 2022, and 2021 consisted of the following (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2023	2022	2021
Currency remeasurement (loss)/gain on net monetary assets (1)	$(20.2)	$(18.2)	$3.4
Gain/(loss) on foreign currency forward contracts (2)	4.2	4.3	(7.6)
Loss on commodity forward contracts (2)	(2.8)	(3.4)	(3.0)
Loss on debt financing (3)	(5.4)	(5.5)	(30.1)
Loss on equity investments, net (4)	(0.7)	(75.6)	—
Net periodic benefit cost, excluding service cost	(3.9)	(5.1)	(7.5)
Other	15.8	8.7	4.6
Other, net	$(13.0)	$(94.6)	$(40.0)
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
(4)    The year ended December 31, 2022 primarily relates to mark-to-market losses on our investment in Quanergy Systems, Inc. ("Quanergy"), as disclosed in Note 18: Fair Value Measures of our Financial Statements included elsewhere in this Report.

Provision for income taxes
The components of provision for income taxes for the years ended December 31, 2023, 2022, and 2021 are described in more detail in the table below, reconciled to the U.S. statutory rate for each year (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2023	2022	2021
Tax computed at U.S. statutory rate of 21% (1)	$3.7	$83.3	$86.9
Dispositions and capital restructurings (6)	(286.4)	4.5	—
Valuation allowances (4)	278.5	15.7	20.5
Goodwill impairment (3)	41.2	—	—
Foreign tax rate differential (2)	(17.3)	(44.3)	(30.5)
Withholding taxes not creditable	14.1	12.3	13.3
Research and development incentives (5)	(9.0)	(10.8)	(11.1)
Unrealized foreign currency exchange losses/(gains), net	1.5	9.3	(6.1)
Reserve for tax exposure	1.1	1.3	(16.3)
Changes in tax laws or rates	(0.3)	2.6	(7.1)
Other (7)	(5.2)	12.1	0.7
Provision for income taxes	$21.8	$86.0	$50.3
__________________________
(1)    Represents the product of the applicable statutory tax rate and income before taxes, as reported in the consolidated statements of operations.
(2)    We operate in multiple jurisdictions, including but not limited to Bulgaria, China, Malaysia, Malta, Mexico, the Netherlands, South Korea, the U.S., and the U.K. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates. Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions.
(3)    During the year ended December 31, 2023, we incurred a non-cash impairment charge for goodwill that is nondeductible for tax purposes.
(4)    During the years ended December 31, 2023, 2022, and 2021, we established an additional valuation allowance and recognized a deferred tax expense. The valuation allowance as of December 31, 2023 and 2022 was $569.6 million and $249.5 million, respectively. The increase in valuation allowance during the year ended December 31, 2023 is principally due to our inability to recognize the future tax benefits associated with a $300.0 million deferred tax asset created upon the transfer of certain intellectual property rights. A large portion of our valuation allowance is against interest carryforwards due to our assessment of our inability to utilize these carryforwards based on our forecasts of future taxable income. The remaining valuation allowance primarily relates to foreign tax credits, capital loss carryforwards, goodwill tax basis, and net operating losses in jurisdictions outside the U.S. It is more likely than not that these attributes will not be utilized in the foreseeable future. However, any future release of all or a portion of this valuation allowance resulting from a change in this assessment will impact our future provision for (or benefit from) income taxes.
(5)    In China, we benefit from the R&D super deduction regime. In the U.K., certain of our subsidiaries are eligible for lower tax rates under the "patent box" regime. In the U.S., we benefit from the federal R&D credit.
(6)    During the year ended December 31, 2023, we recorded a deferred tax benefit related to the intercompany transfer of certain intellectual property rights. Based on our corporate structure at December 31, 2023, it is more likely than not that the future tax benefits associated with this intercompany transfer will not be realized. As such, this benefit has been fully offset by a valuation allowance. The increase in our effective tax rate for the year ended December 31, 2022 is due to the tax accounting impacts of the divestiture of the Qinex Business, partially offset by separate intangible property transfers.
(7)    Refer to Note 7: Income Taxes of our Financial Statements included elsewhere in this Report for additional information related to other components of our rate reconciliation.
We do not believe that there are any known trends related to the reconciling items noted above that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Non-GAAP Financial Measures
This section provides additional information regarding certain non-GAAP financial measures, including organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted earnings per share ("EPS"), free cash flow, adjusted corporate and other expenses, net debt, gross and net leverage ratio, and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"), which are used by our management, Board of Directors, and investors. We use these non-GAAP financial measures internally to make operating and strategic decisions, including the preparation of our annual operating plan, evaluation of our overall business performance, and as a factor in determining compensation for certain employees.
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, net cash provided by operating activities, corporate and other expenses, or total debt and finance lease obligations, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, adjusted corporate and other expenses, gross and net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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
Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted EPS
We define adjusted operating income as operating income (or loss), determined in accordance with U.S. GAAP, adjusted to exclude certain non-GAAP adjustments which are described under the heading Non-GAAP adjustments below. Adjusted operating margin is calculated by dividing adjusted operating income (or loss) by net revenue determined in accordance with U.S. GAAP. We define adjusted net income as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described under the heading Non-GAAP adjustments below. Adjusted EPS is calculated by dividing adjusted net income by the number of diluted weighted-average ordinary shares outstanding in the period.
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
Gross leverage ratio
Gross leverage ratio represents gross debt (total debt and finance lease obligations) divided by last twelve months ("LTM") adjusted EBITDA. We believe that gross leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
Net leverage ratio
Net leverage ratio represents net debt (total debt and finance lease obligations less cash and cash equivalents) divided by LTM adjusted EBITDA. We believe that the net leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
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

•Step-up depreciation and amortization: includes depreciation expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., PP&E and inventories) and amortization of intangible assets.
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
•Amortization of debt issuance costs: represents interest expense related to the amortization of deferred financing costs and debt discounts, net of premiums.
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
Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the periods presented. Refer to the discussion under the heading Non-GAAP adjustments above for additional information related to these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31, 2023
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net (Loss)/ Income	Diluted EPS
Reported (GAAP)	$181.7	4.5%	$21.8	$(3.9)	$(0.03)
Non-GAAP adjustments:
Restructuring related and other (a)	411.5	10.2	(3.7)	407.8	2.67
Financing and other transaction costs	16.3	0.4	2.7	24.2	0.16
Step-up depreciation and amortization (b)	168.6	4.2	—	168.6	1.11
Deferred gain on derivative instruments	(4.1)	(0.1)	0.3	(1.7)	(0.01)
Amortization of debt issuance costs	—	—	—	6.8	0.04
Deferred taxes and other tax related	—	—	(50.4)	(50.4)	(0.33)
Total adjustments	592.3	14.6	(51.1)	555.3	3.64
Adjusted (non-GAAP)	$774.0	19.1%	$72.8	$551.4	$3.61

	For the year ended December 31, 2022
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$670.1	16.6%	$86.0	$310.7	$1.99
Non-GAAP adjustments:
Restructuring related and other (a)	36.5	0.9	(3.5)	34.5	0.22
Financing and other transaction costs (c)	(75.6)	(1.9)	2.8	10.7	0.07
Step-up depreciation and amortization	148.3	3.7	—	148.3	0.95
Deferred (gain)/loss on derivative instruments	(1.5)	0.0	(0.4)	1.5	0.01
Amortization of debt issuance costs	—	—	—	7.0	0.04
Deferred taxes and other tax related (d)	—	—	17.8	17.8	0.11
Total adjustments	107.7	2.7	16.7	219.8	1.41
Adjusted (non-GAAP)	$777.9	19.3%	$69.3	$530.5	$3.40

	For the year ended December 31, 2021
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$663.2	16.6%	$50.3	$363.6	$2.28
Non-GAAP adjustments:
Restructuring related and other (a)	23.6	0.6	(3.5)	21.4	0.13
Financing and other transaction costs (e)	13.2	0.3	(0.1)	41.0	0.26
Step-up depreciation and amortization	127.6	3.3	—	127.6	0.80
Deferred loss on derivative instruments	8.3	0.2	—	11.3	0.07
Amortization of debt issuance costs	—	—	—	6.9	0.04
Deferred taxes and other tax related (d)	—	—	(4.9)	(4.9)	(0.03)
Total adjustments	172.8	4.5	(8.4)	203.3	1.28
Adjusted (non-GAAP)	$806.0	21.1%	$58.8	$566.8	$3.56
__________________________
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for fiscal years 2023, 2022, and 2021 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2023	2022	2021
Business and corporate repositioning (i)	$77.6	$27.2	$10.7
Supply chain repositioning and transition (ii)	13.4	4.5	8.2
Pre-acquisition legal matters (iii)	(1.5)	6.4	6.0
Other (iv)	322.0	—	—
Income tax effect (v)	(3.7)	(3.5)	(3.5)
Total non-GAAP restructuring related and other (vi)	$407.8	$34.5	$21.4
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business. Fiscal year 2023 includes (1) $28.8 million of charges related to the exit the Spear Marine Business, $14.4 million of which was recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue, (2) $23.5 million of charges incurred as part of the Q3 2023 Plan, recorded in restructuring and other charges, net, and (3) $18.8 million of charges arising as an indirect result of actions taken in the Q3 2023 Plan, of which approximately $2.1 million was recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue.
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
iv.Relates primarily to a $321.7 million non-cash goodwill impairment charge recognized in the fourth quarter of 2023 related to the Insights reporting unit.
v.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of the restructuring related and other non-GAAP adjustment refers only to the current income tax effect.
vi.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.
(b)    Step-up depreciation and amortization in the year ended December 31, 2023 includes $13.5 million of accelerated amortization related to the exit of the Spear Marine Business in the second quarter of 2023.
(c)    Financing and other transaction costs in the year ended December 31, 2022 includes gains of $135.1 million and $9.4 million on the sale of the Qinex Business and changes in the fair value of acquisition-related contingent consideration, respectively, partially offset by $48.9 million of expense related to compensation arrangements entered into concurrent with the closing of acquisitions, each of which were recorded in restructuring and other charges, net. Also includes $75.6 million of mark-to-market losses on our equity investments, primarily our investment in Quanergy, which are presented in other, net in our consolidated statements of operations.

(d)    Deferred taxes and other tax related adjustments for the years ended December 31, 2022 and 2021 include current tax expense of $14.7 million and $10.9 million, respectively, related to the repatriation of earnings from certain Asian subsidiaries to their parent companies in the Netherlands. The decision to repatriate these earnings was the result of our goal to reduce our balance sheet exposure and corresponding earnings volatility related to changes in foreign currency exchange rates as well as to fund our deployment of capital.
(e)    Financing and other transaction costs in the year ended December 31, 2021 includes a $30.1 million loss related to the early redemption of the $750.0 million aggregate principal amount outstanding on the 6.25% senior notes due 2026 (the "6.25% Senior Notes"). The loss primarily reflects the payment of $23.4 million for the early redemption premium, with the remaining loss representing write-off of debt discounts and deferred financing costs. The loss is presented in other, net in our consolidated statements of operations.
The following table presents a reconciliation of net cash provided by operating activities calculated in accordance with U.S. GAAP to free cash flow.

	For the year ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities	$456.7	$460.6	$554.2
Additions to property, plant and equipment and capitalized software	(184.6)	(150.1)	(144.4)
Free cash flow	$272.1	$310.5	$409.7
The following table presents a reconciliation of corporate and other expenses calculated in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the year ended December 31,
(In millions)	2023	2022	2021
Corporate and other expenses (GAAP)	$(633.2)	$(294.4)	$(288.1)
Non-GAAP adjustments
Restructuring related and other	366.5	11.9	9.9
Financing and other transaction costs	6.8	15.7	11.9
Step-up depreciation and amortization	0.9	1.2	1.7
Deferred (gain)/loss on derivative instruments	(4.1)	(1.5)	8.3
Total adjustments	370.1	27.3	31.8
Adjusted corporate and other expenses (non-GAAP)	$(263.1)	$(267.1)	$(256.3)
The following table presents a reconciliation of net (loss)/income calculated in accordance with U.S. GAAP to adjusted EBITDA.

	For the year ended December 31,
(In millions)	2023	2022	2021
Net (loss)/income	$(3.9)	$310.7	$363.6
Interest expense, net	150.9	178.8	179.3
Provision for income taxes	21.8	86.0	50.3
Depreciation expense	133.1	127.2	125.0
Amortization of intangible assets	173.9	153.8	134.1
EBITDA	475.7	856.5	852.3
Non-GAAP adjustments
Restructuring related and other	411.5	38.0	23.6
Financing and other transaction costs	21.5	7.5	41.0
Deferred (gain)/loss on derivative instruments	(2.0)	1.9	11.3
Adjusted EBITDA	$906.6	$903.9	$928.3

The following table presents a reconciliation of total debt and finance lease obligations calculated in accordance with U.S. GAAP to net and gross leverage ratio.

	For the year ended December 31,
($ in millions)	2023	2022	2021
Current portion of long-term debt and finance lease obligations	$2.3	$256.5	$6.8
Finance lease obligations, less current portion	22.9	24.7	26.6
Long-term debt, net	3,374.0	3,958.9	4,214.9
Total debt and finance lease obligations	3,399.2	4,240.1	4,248.3
Less: debt discount, net of premium	(1.6)	(3.4)	(5.2)
Less: deferred financing costs	(24.4)	(29.9)	(26.7)
Total gross indebtedness	$3,425.2	$4,273.4	$4,280.2
Adjusted EBITDA (LTM)	$906.6	$903.9	$928.3
Gross leverage ratio	3.8	4.7	4.6

Total gross indebtedness	$3,425.2	$4,273.4	$4,280.2
Less: cash and cash equivalents	508.1	1,225.5	1,709.0
Net debt	$2,917.1	$3,047.9	$2,571.3
Adjusted EBITDA (LTM)	$906.6	$903.9	$928.3
Net leverage ratio	3.2	3.4	2.8
Liquidity and Capital Resources
As of December 31, 2023 and 2022, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of December 31,
(In millions)	2023	2022
United Kingdom	$12.6	$15.7
United States	12.9	16.1
The Netherlands	158.2	861.3
China	250.8	210.0
Other	73.6	122.4
Total cash and cash equivalents	$508.1	$1,225.5
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

Our cash and cash equivalent balances as of December 31, 2023 and 2022 were held in the following significant currencies:

	As of December 31, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.4	€0.0	£11.9	¥—
United States	12.9	0.0	—	—
The Netherlands	143.9	12.2	0.3	—
China	155.2	—	—	679.4
Other	58.3	2.5	—	—
Total	$370.7	€14.7	£12.2	¥679.4
USD Equivalent		$16.2	$15.6	$95.6	$10.0

	As of December 31, 2022
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$2.7	€0.0	£10.7	¥—
United States	16.1	—	—	—
The Netherlands	848.6	10.9	0.2	—
China	95.0	—	—	794.4
Other	99.9	2.3	—	—
Total	$1,062.3	€13.2	£10.9	¥794.4
USD Equivalent		$14.0	$13.2	$115.2	$20.8
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2023, 2022, and 2021. We have derived this summarized statement of cash flows from our Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
(In millions)	2023	2022	2021
Net cash provided by/(used in):
Operating activities:
Net (loss)/income adjusted for non-cash items	$639.6	$609.9	$693.8
Changes in operating assets and liabilities, net	(160.3)	(125.8)	(124.0)
Cash operating activities	(22.6)	(23.5)	(15.6)
Operating activities	456.7	460.6	554.2
Investing activities	(165.0)	(590.6)	(882.1)
Financing activities	(1,016.6)	(353.5)	174.9
Effects of exchange rate differences	7.5	—	—
Net change in cash and cash equivalents	$(717.4)	$(483.4)	$(153.0)
Operating Activities
Refer to Results of Operations included elsewhere in this MD&A for discussion of the drivers of changes in net (loss)/income in fiscal years 2023 and 2022.
Net cash provided by operating activities for the year ended December 31, 2023 decreased from the prior year as higher cash generated from earnings was more than offset by inventory build and a negative impact from the timing of supplier payments and customer receipts.
Investing Activities
Investing activities primarily include cash exchanged for the acquisition or divestiture of a business or group of assets, cash paid for additions to PP&E and capitalized software, and the acquisition or sale of certain debt and equity securities.
Net cash used in investing activities for the year ended December 31, 2023 decreased compared to the corresponding period of the prior year, primarily due to lower cash paid for acquisitions (there were no acquisitions in the year ended December 31,

2023, while in the prior period we acquired Elastic M2M and Dynapower), partially offset by (1) lower cash received from sale of businesses and (2) an increase in cash paid for capital expenditures. In the year ended December 31, 2023, we received cash proceeds of $19.0 million from the sale of a business, compared to $198.8 million in the year ended December 31, 2022.
In fiscal year 2024, we anticipate additions to PP&E and capitalized software of approximately $175.0 million, which we expect to be funded with cash flows from operations.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 increased primarily due to (1) the early payment of the entire Term Loan balance and the 5.625% Senior Notes in the year ended December 31, 2023 and (2) an increase in cash paid to shareholders in the form of cash dividends, partially offset by lower cash paid to repurchase ordinary shares as part of our share repurchase program.
Indebtedness and Liquidity
The following table details our gross outstanding indebtedness as of December 31, 2023 and the associated interest expense for the year then ended (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	Balance as of December 31, 2023	Interest Expense for the year ended December 31, 2023
Term Loan (1)	$—	$5.4
5.625% Senior Notes (2)	—	21.7
5.0% Senior Notes	700.0	35.0
4.375% Senior Notes	450.0	19.7
3.75% Senior Notes	750.0	28.1
4.0% Senior Notes	1,000.0	40.0
5.875% Senior Notes	500.0	29.4
Finance lease obligations	25.2	2.2
Total gross outstanding indebtedness	$3,425.2
Amortization of debt issuance costs		6.8
Capitalized interest costs (3)		(8.0)
Other interest expense (4)		2.0
Interest expense		$182.2
__________________________
(1)    On May 3, 2023, we prepaid the remaining balance on our outstanding variable rate Term Loan.
(2)    On December 18, 2023, we redeemed in full the $400.0 million aggregate principal amount outstanding on our 5.625% Senior Notes.
(3)    Relates to interest costs capitalized as PP&E in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 835-20, Capitalization of Interest.
(4)    Primarily relates to fees on the unused balance on our Revolving Credit Facility.
Debt Instruments
As of December 31, 2023, our debt instruments included $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"), $750 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes"), $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"), and $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes").
In the year ended December 31, 2023, we prepaid the entire principal outstanding on our Term Loan. Per the terms of the Senior Secured Credit Facilities, balances outstanding on the Term Loan, once repaid, may not be re-borrowed. There are no outstanding borrowings on the Revolving Credit Facility as of December 31, 2023.
In August 2023, we entered into an amendment (the “Thirteenth Amendment”) to (i) the Credit Agreement, and (ii) the Foreign Guaranty, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified prior to the Thirteenth Amendment). Among other changes to the Credit Agreement, the Thirteenth Amendment, (i) released the Foreign Guarantors

(excluding STBV) (the "Specified Foreign Guarantors") from all of their remaining obligations as guarantors and securing parties under the Credit Agreement, subject to an obligation to reinstate the guarantees under certain conditions, and (ii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
The Specified Foreign Guarantors were released from their guaranty obligations with respect the 5.625% Senior Notes (collectively with the 5.0% Senior Notes, the 4.375% Senior Notes, the 3.75% Senior Notes, the 4.0% Senior Notes, and the 5.875% Senior Notes, the “Senior Notes”), the 5.0% Senior Notes, the 4.0% Senior Notes, the 5.875% Senior Notes, the 4.375% Senior Notes, and the 3.75% Senior Notes, in each case in accordance with the terms of the relevant indenture pursuant to which the Senior Notes were issued (the "Senior Notes Indentures").
On December 18, 2023, we redeemed in full the $400.0 million aggregate principal amount outstanding on the 5.625% Senior Notes in accordance with the terms of the indenture under which the 5.625% Senior Notes were issued, at a redemption price of 100.0% of the aggregate principal amount of the outstanding 5.625% Senior Notes, plus a $4.0 million "make-whole" premium, plus accrued and unpaid interest to (but not including) the redemption date.
Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our debt instruments.
The aggregate principal amount of each tranche of our Senior Notes is due in full at its maturity date. Loans made pursuant to the Revolving Credit Facility must be repaid in full at its maturity date and can be repaid prior to then at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time.
The following table presents the remaining mandatory principal repayments of long-term debt, in millions, excluding finance lease payments and discretionary repurchases of debt, in each of the years ended December 31, 2024 through 2028 and thereafter.

For the year ended December 31,	Aggregate Maturities
2024	$—
2025	700.0
2026	—
2027	—
2028	—
Thereafter	2,700.0
Total long-term debt principal payments	$3,400.0
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
The Credit Agreement provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and the Accordion, under which additional secured credit facilities could be issued under certain circumstances. In the first and second quarters of 2023, we repaid the Term Loan balance in full.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of December 31, 2023, there was $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2023, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the Senior Notes Indentures. As of December 31, 2023, availability under the Accordion was approximately $2.0 billion.

We believe, based on our current level of operations for the year ended December 31, 2023, and taking into consideration the restrictions and covenants included in the Credit Agreement and Senior Notes Indentures discussed below and in Note 14: Debt of our Financial Statements included elsewhere in this Report, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, dividend payments, ordinary share repurchases, and debt service for the short and long term. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 26, 2024, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and S&P's corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2023.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants (described in more detail in Note 14: Debt of our Financial Statements included elsewhere in this Report) that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. These restrictions and covenants were not materially modified in the Thirteenth Amendment. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase programs with available cash and cash flows from operations. As of December 31, 2023, we believe that we were in compliance with all the covenants and default provisions under the Credit Agreement and the Senior Notes Indentures.
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
In July 2019 our Board of Directors authorized a $500.0 million ordinary share repurchase program (the "July 2019 Program"). In January 2022, our Board of Directors authorized the January 2022 Program, which replaced the July 2019 Program. On September 26, 2023, our Board of Directors authorized the September 2023 Program, which replaced the January 2022 Program, effective October 1, 2023.
During the year ended December 31, 2021, we repurchased approximately 0.8 million ordinary shares under the July 2019 Program, at a weighted-average price per share of $59.28. During the year ended December 31, 2022, we purchased approximately 6.3 million ordinary shares under the January 2022 Program, at a weighted average price per share of $46.08. During the year ended December 31, 2023, we repurchased approximately 2.3 million ordinary shares at a weighted average price per share of $38.31. These purchases were made under the January 2022 Program and the September 2023 Program. As of December 31, 2023, approximately $471.9 million remained available under the September 2023 Program.
Dividends
In the second quarter of 2022, we began paying quarterly cash dividends of $0.11 per share to our shareholders. In the second quarter of 2023, we increased the dividends to $0.12 per share. In the years ended December 31, 2023 and 2022, we paid aggregate cash dividends of $71.5 million and $51.1 million, respectively. On January 25, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on February 28, 2024 to shareholders of record as of February 14, 2024.
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
Goodwill
Businesses acquired are recognized at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed recognized as goodwill. Intangible assets acquired may include either definite-lived or indefinite-lived intangible assets, or both. In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not amortized. Instead these assets are evaluated for impairment on an annual basis, and whenever events or business conditions change that could indicate that the asset is impaired.
Goodwill
Our judgments regarding the existence of indicators of goodwill impairment are based on several factors, including the performance of the end markets served by our customers, as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We evaluate goodwill for impairment in the fourth quarter of each fiscal year, unless events occur which trigger the need for an earlier impairment review.
Identification of reporting units. As of October 1, 2023, we had seven reporting units, Automotive, HVOR, Insights, Industrial Solutions, Aerospace, Clean Energy Solutions, and Dynapower. Upon acquisition of Dynapower in the third quarter of 2022, it was included in the Clean Energy Solutions reporting unit for external reporting purposes. As of October 1, 2023, we determined to continue to separately review the results of Dynapower for decision-making purposes, and, accordingly, created a new reporting unit. There have been no subsequent changes to our reporting units as of December 31, 2023.
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
Evaluation of goodwill for impairment. We have the option to first assess qualitative factors to determine whether a quantitative goodwill impairment analysis must be performed. The objective of a qualitative analysis is to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this assessment based on macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant factors as applicable. If we elect not to use this option, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we prepare a discounted cash flow analysis to determine whether the carrying value of the reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, we recognize an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB ASC Topic 350.
We evaluated the goodwill of each reporting unit for impairment as of October 1, 2023, using a quantitative method. In performing our evaluation under the quantitative method, we estimated the fair values of our reporting units using the discounted cash flow method, and, when applicable, a market multiples approach (the "Market Approach") using comparable companies appropriate to the reporting unit. For the discounted cash flow method, we prepared detailed annual projections of future net cash flows for the reporting unit for the subsequent ten fiscal years (the "Discrete Projection Period"). We estimated the value of the net cash flows beyond the tenth fiscal year (the "Terminal Year") by using either the Gordon Growth Model or the H-Model. The net cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital ("WACC") appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future net cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
Based on this evaluation, we determined that goodwill in our Insights reporting unit was impaired, driven primarily by a lower long-range financial forecast resulting from the impact of restructuring actions taken in the third and fourth quarters of 2023 and consequent business decisions regarding our level of investment in Insights in future years considering Sensata’s focus on electrification. Other valuation assumptions for the Insights reporting unit valuation that are impacted by macroeconomic factors also contributed to the impairment. Accordingly, we recorded a $321.7 million non-cash impairment charge in the fourth quarter of 2023, representing the entire goodwill balance allocated to Insights. Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information.
The preparation of forecasts of revenue growth and profitability for use in the long-range forecasts, the selection of the discount rates, and the estimation of the multiples used in the Market Approach involve significant judgments. Changes to these assumptions could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
Types of events that could result in an additional goodwill impairment. As noted above, the assumptions used in the quantitative calculation of fair value of our reporting units, including the long-range forecasts, the selection of the discount rates, and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair values of our reporting units calculated in prior years and could result in a goodwill impairment charge in a future period. We believe that certain factors, such as a future recession, any material adverse conditions in the automotive industry and other industries in which we operate, and other factors identified in Item 1A: Risk Factors included elsewhere in this Report could cause us to revise our long-term projections. Such revisions could result in a goodwill impairment charge in the future.
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, such as the Insights and Dynapower reporting units, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our reporting units outside of Insights, which was already fully impaired, to be at risk of failing the goodwill impairment test.
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
Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision-maker. Other requirements of the guidance are not expected to be material. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance must be applied retrospectively to all prior periods presented. We will adopt the guidance in FASB ASU No. 2023-07 on January 1, 2024 and will include the required new annual and quarterly disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, respectively.
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact on our income tax related disclosures.
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
Interest Rate Risk
As discussed further in Note 14: Debt of our Financial Statements included elsewhere in this Report, the Credit Agreement provides for the Senior Secured Credit Facilities consisting of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In the year ended December 31, 2023, we prepaid the entire outstanding balance on the Term Loan, which was our only variable-rate debt. Borrowings under the Revolving Credit Facility continue to be subject to interest based on a variable rate, but we had no outstanding balance on the Revolving Credit Facility at December 31, 2023 or 2022.
Sensitivity Analysis
As of December 31, 2023, we had no outstanding variable interest rate loans.
As of December 31, 2022, we had an outstanding balance on the Term Loan (excluding debt discount and deferred financing costs) of $446.8 million. The applicable interest rate associated with the Term Loan at December 31, 2022 was 5.87%. An increase of 100 basis points in this rate would have resulted in additional interest expense of $1.5 million in fiscal year 2023. An additional 100 basis point increase in this rate would have resulted in incremental interest expense of $3.1 million in fiscal year 2023.
Foreign Currency Risk
Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows, and for non-trading purposes, we enter into foreign currency exchange rate derivatives that qualify as cash flow hedges, and that are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also enter into foreign currency forward contracts that are not designated for hedge accounting purposes. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the foreign currency forward contracts outstanding as of December 31, 2023.

Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2023 and 2022 and the estimated impact to future pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

		(Decrease)/Increase to Future Pre-tax Earnings Due to:
(In millions)	Net (Liability)/Asset Balance as of December 31, 2023	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$(7.4)	$(48.4)	$48.4
Chinese Renminbi	$(0.2)	$11.4	$(11.4)
Japanese Yen	$0.0	$0.1	$(0.1)
Korean Won	$(0.0)	$(2.3)	$2.3
Malaysian Ringgit	$0.0	$0.5	$(0.5)
Mexican Peso	$25.0	$26.3	$(26.3)
British Pound Sterling	$2.4	$7.9	$(7.9)

		(Decrease)/Increase to Future Pre-tax Earnings Due to:
(In millions)	Net Asset/(Liability) Balance as of December 31, 2022	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$10.7	$(43.3)	$43.3
Chinese Renminbi	$0.0	$(5.8)	$5.8
Japanese Yen	$0.0	$0.5	$(0.5)
Korean Won	$0.4	$(1.5)	$1.5
Malaysian Ringgit	$0.0	$0.5	$(0.5)
Mexican Peso	$13.2	$17.2	$(17.2)
British Pound Sterling	$(3.1)	$6.4	$(6.4)
Commodity Risk
We are exposed to the potential change in prices associated with certain commodities used in the manufacturing of our products. We offset a portion of this exposure by entering forward contracts that fix the price at a future date for various notional amounts associated with these commodities. These forward contracts are not designated as accounting hedges. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the commodity forward contracts outstanding as of December 31, 2023.
Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2023 and 2022 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the related forward price for each commodity:

	Net Asset Balance as of December 31, 2023	Average Forward Price Per Unit as of December 31, 2023	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$0.5	$24.61	$1.7	$(1.7)
Copper	$0.2	$3.90	$2.5	$(2.5)

	Net Asset/(Liability) Balance as of December 31, 2022	Average Forward Price Per Unit as of December 31, 2022	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$1.1	$24.33	$2.3	$(2.3)
Gold	$0.1	$1,877.27	$1.5	$(1.5)
Nickel	$0.7	$13.76	$0.3	$(0.3)
Aluminum	$(0.5)	$1.11	$0.5	$(0.5)
Copper	$(2.2)	$3.80	$3.1	$(3.1)
Platinum	$0.9	$1,070.21	$1.2	$(1.2)
Palladium	$(0.5)	$1,803.34	$0.2	$(0.2)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding plc are included in this Annual Report on Form 10-K:
2.Financial Statement Schedules
The following schedules are included elsewhere in this Annual Report on Form 10-K:

Schedule I — Condensed Financial Information of the Registrant	122

Schedule II — Valuation and Qualifying Accounts	126
Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Sensata Technologies Holding plc and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders' equity, for the year ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Insights and Dynapower Reporting Units - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Insights and Dynapower reporting units using the discounted cash flow model. For the Dynapower reporting unit, the Company also used the market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rate, and terminal growth rate. The determination of the fair value using the market approach requires management to make significant assumptions related to EBITDA multiples. Changes in these assumptions could have a significant impact on the fair value of the reporting units and the amount of any goodwill impairment recognized. As a result of this evaluation, the Insights reporting unit’s carrying value exceeded its fair value and the Company recorded an impairment charge of $321.7 million during the fourth quarter of 2023, representing its entire goodwill balance. The fair value of the Dynapower reporting unit exceeded the carrying value as of the annual goodwill impairment date.

Given the significant estimates and assumptions management made to estimate the fair value of the Insights and Dynapower reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenues and EBITDA margins, estimate of the discount rates, and the selection of the terminal growth rate and EBITDA multiples required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues, EBITDA margins and multiples, and the selection of discount rates and terminal growth rate for the Insights and Dynapower reporting units included the following, among others:
•Evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•Evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management, and (3) external information.
•With the assistance of our fair value specialists, we evaluated the reasonableness of:
◦the discount rates and terminal growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates and terminal rate selected by management.
◦the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies for the Dynapower reporting unit.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 29, 2024
We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding plc (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor from 2005 to 2023.
Boston, Massachusetts
February 13, 2023, except for notes 3 and 20, as to which the date is February 29, 2024

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$508,104	$1,225,518
Accounts receivable, net of allowances of $28,980 and $24,246 as of December 31, 2023 and 2022, respectively	744,129	742,382
Inventories	713,485	644,875
Prepaid expenses and other current assets	136,686	162,268
Total current assets	2,102,404	2,775,043
Property, plant and equipment, net	886,010	840,819
Goodwill	3,542,770	3,911,224
Other intangible assets, net	883,671	999,722
Deferred income tax assets	131,527	100,539
Other assets	134,605	128,873
Total assets	$7,680,987	$8,756,220
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2,276	$256,471
Accounts payable	482,301	531,572
Income taxes payable	32,139	43,987
Accrued expenses and other current liabilities	307,002	346,942
Total current liabilities	823,718	1,178,972
Deferred income tax liabilities	359,073	364,593
Pension and other post-retirement benefit obligations	38,178	36,086
Finance lease obligations, less current portion	22,949	24,742
Long-term debt, net	3,373,988	3,958,928
Other long-term liabilities	66,805	82,092
Total liabilities	4,684,711	5,645,413
Commitments and contingencies (Note 15)
Shareholders' equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized and 175,832 and 175,207 shares issued as of December 31, 2023 and 2022, respectively	2,249	2,242
Treasury shares, at cost, 25,090 and 22,781 shares as of December 31, 2023 and 2022, respectively	(1,213,160)	(1,124,713)
Additional paid-in capital	1,901,621	1,866,201
Retained earnings	2,295,604	2,383,341
Accumulated other comprehensive income/(loss)	9,962	(16,264)
Total shareholders' equity	2,996,276	3,110,807
Total liabilities and shareholders' equity	$7,680,987	$8,756,220
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2023	2022	2021
Net revenue	$4,054,083	$4,029,262	$3,820,806
Operating costs and expenses:
Cost of revenue	2,792,825	2,712,048	2,542,434
Research and development	178,867	189,344	159,072
Selling, general and administrative	350,655	370,644	336,989
Amortization of intangible assets	173,860	153,787	134,129
Goodwill impairment charge	321,700	—	—
Restructuring and other charges, net	54,500	(66,700)	14,942
Total operating costs and expenses	3,872,407	3,359,123	3,187,566
Operating income	181,676	670,139	633,240
Interest expense	(182,184)	(195,565)	(182,582)
Interest income	31,324	16,746	3,291
Other, net	(12,974)	(94,618)	(40,032)
Income before taxes	17,842	396,702	413,917
Provision for income taxes	21,751	86,017	50,337
Net (loss)/income	$(3,909)	$310,685	$363,580
Basic net (loss)/income per share	$(0.03)	$2.00	$2.30
Diluted net (loss)/income per share	$(0.03)	$1.99	$2.28

The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2023	2022	2021
Net (loss)/income	$(3,909)	$310,685	$363,580
Other comprehensive income, net of tax:
Cash flow hedges	1,848	(1,166)	23,564
Defined benefit and retiree healthcare plans	3,430	4,462	6,411
Cumulative translation adjustment	20,948	—	—
Other comprehensive income	26,226	3,296	29,975
Comprehensive income	$22,317	$313,981	$393,555
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss)/income	$(3,909)	$310,685	$363,580
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	133,105	127,184	124,959
Amortization of debt issuance costs	6,772	6,969	6,858
Goodwill impairment charge	321,700	—	—
Gain on sale of business	(5,877)	(135,112)	—
Share-based compensation	29,994	31,791	25,663
Loss on debt financing	1,413	5,468	30,066
Amortization of intangible assets	173,860	153,787	134,129
Deferred income taxes	(54,159)	(781)	(5,270)
Loss on equity investments, net	711	75,569	—
Unrealized loss on derivative instruments and other	35,986	34,309	13,837
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	2,861	(108,992)	(48,106)
Inventories	(70,155)	(44,362)	(119,961)
Prepaid expenses and other current assets	13,943	(16,961)	6,624
Accounts payable and accrued expenses	(80,712)	40,930	35,333
Income taxes payable	(12,119)	17,490	8,602
Other	(14,119)	(13,881)	(6,533)
Acquisition-related compensation payments	(22,620)	(23,500)	(15,630)
Net cash provided by operating activities	456,675	460,593	554,151
Cash flows from investing activities:
Acquisitions, net of cash received	—	(631,516)	(736,077)
Additions to property, plant and equipment and capitalized software	(184,609)	(150,064)	(144,403)
Investment in debt and equity securities	(390)	(7,983)	(5,533)
Proceeds from sale of business, net of cash sold	19,000	198,841	—
Other	994	152	3,919
Net cash used in investing activities	(165,005)	(590,570)	(882,094)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	5,346	22,803	26,290
Payment of employee restricted stock tax withholdings	(12,280)	(8,525)	(9,048)
Proceeds from borrowings on debt	—	500,000	1,001,875
Payments on debt	(848,897)	(510,701)	(763,263)
Dividends paid	(71,543)	(51,072)	—
Payments to repurchase ordinary shares	(88,398)	(292,274)	(47,843)
Payments of debt financing costs	(787)	(13,691)	(33,093)
Net cash (used in)/provided by financing activities	(1,016,559)	(353,460)	174,918
Effect of exchange rate changes on cash and cash equivalents	7,475	—	—
Net change in cash and cash equivalents	(717,414)	(483,437)	(153,025)
Cash and cash equivalents, beginning of year	1,225,518	1,708,955	1,861,980
Cash and cash equivalents, end of year	$508,104	$1,225,518	$1,708,955
Supplemental cash flow items:
Cash paid for interest	$187,236	$188,533	$188,857
Cash paid for income taxes	$95,473	$68,768	$66,642
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2020	173,266	$2,220	(15,631)	$(784,596)	$1,759,668	$1,777,729	$(49,535)	$2,705,486
Surrender of shares for tax withholding	—	—	(155)	(9,048)	—	—	—	(9,048)
Stock options exercised	707	8	—	—	26,913	—	—	26,921
Vesting of restricted securities	469	6	—	—	—	(6)	—	—
Repurchase of ordinary shares	—	—	(807)	(47,843)	—	—	—	(47,843)
Retirement of ordinary shares	(155)	(2)	155	9,048	—	(9,046)	—	—
Share-based compensation	—	—	—	—	25,663	—	—	25,663
Net income	—	—	—	—	—	363,580	—	363,580
Other comprehensive income	—	—	—	—	—	—	29,975	29,975
Balance as of December 31, 2021	174,287	2,232	(16,438)	(832,439)	1,812,244	2,132,257	(19,560)	3,094,734
Surrender of shares for tax withholding	—	—	(174)	(8,525)	—	—	—	(8,525)
Stock options exercised	572	6	—	—	22,166	—	—	22,172
Vesting of restricted securities	522	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(51,072)	—	(51,072)
Repurchase of ordinary shares	—	—	(6,343)	(292,274)	—	—	—	(292,274)
Retirement of ordinary shares	(174)	(2)	174	8,525	—	(8,523)	—	—
Share-based compensation	—	—	—	—	31,791	—	—	31,791
Net income	—	—	—	—	—	310,685	—	310,685
Other comprehensive income	—	—	—	—	—	—	3,296	3,296
Balance as of December 31, 2022	175,207	2,242	(22,781)	(1,124,713)	1,866,201	2,383,341	(16,264)	3,110,807
Surrender of shares for tax withholding	—	—	(253)	(12,280)	—	—	—	(12,280)
Stock options exercised	158	2	—	—	5,426	—	—	5,428
Vesting of restricted securities	720	8	—	—	—	(8)	—	—
Cash dividends paid	—	—	—	—	—	(71,543)	—	(71,543)
Repurchase of ordinary shares	—	—	(2,309)	(88,447)	—	—	—	(88,447)
Retirement of ordinary shares	(253)	(3)	253	12,280	—	(12,277)	—	—
Share-based compensation	—	—	—	—	29,994	—	—	29,994
Net loss	—	—	—	—	—	(3,909)	—	(3,909)
Other comprehensive income	—	—	—	—	—	—	26,226	26,226
Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
The accompanying notes are an integral part of these consolidated financial statements.

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
We are a global industrial technology company that develops, manufactures, and sells sensors and sensor-rich solutions, electrical protection components and systems, and other products. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is comprised of various switches, fuses, battery management systems, inverters, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include vehicle area networks and data collection devices and software, battery storage systems, and power conversion systems, the latter of which include inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
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
Effective February 1, 2024, we combined our Automotive and Heavy vehicle and off-road ("HVOR") businesses to better leverage core capabilities and prioritize product focus into one business, Vehicles, under the Performance Sensing reportable segment. The Sensing Solutions reportable segment will benefit from organizing our predominantly shorter-cycle businesses together, by allowing us to scale core capabilities and better serve our customers. We are still evaluating what impact this reorganization will have on our reportable segments, operating segments, and reporting units in the first quarter of 2024.
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and present separately our financial position, results of operations, comprehensive income, cash flows, and changes in shareholders’ equity.
In the year ended December 31, 2023, we presented interest income on the consolidated statements of operations separate from interest expense. Previously, interest income had been included in interest expense, net. Accordingly, we reclassified interest income to a separate caption in each of the years ended December 31, 2022 and 2021 in the consolidated statements of operations to conform to current period presentation.
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
Our performance obligations are satisfied, and revenue is recognized, when control of the product is transferred to the customer. The transfer of control generally occurs at the point in time the product is shipped from our warehouse or, less often, at the point in time it is received by the customer, depending on the specific terms of the arrangement. Many of our products are designed and engineered to meet customer specifications. These activities, and the testing of our products to determine compliance with those specifications, occur prior to any revenue being recognized. Products are then manufactured and sold to customers. However, in certain cases, pre-production activities are a performance obligation in a customer purchase order, and revenue is recognized when the performance obligation is satisfied. Customer arrangements rarely involve post-installation or post-sale testing and acceptance.
Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials, which is not considered a distinct performance obligation in accordance with FASB ASC Topic 606. Depending on the product, we generally provide such warranties for a period of three years after the date we ship the product to our original equipment manufacturer customers or for a period of twelve months after the date the customer resells our product to the end consumer, whichever comes first. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit. We do not generally offer separately priced extended warranty or product maintenance contracts. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may provide additional warranties for longer durations, consistent with differing end market practices, and where our liability is not limited. In addition, many sales take place in situations where commercial or civil codes or other laws would imply various warranties and restrict limitations on liability.
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
We grant restricted securities for which vesting is contingent only upon service conditions, those that are also subject to performance conditions, and, beginning in fiscal year 2023, those that are subject to conditions based on the attainment of certain market criteria relative to peer companies (the latter referred to as "Market PRSUs").
The fair value of Market PRSUs is estimated at grant date using a Monte Carlo simulation, which requires the use of various assumptions, including the stock price volatility, dividend rate, and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period.
All other restricted securities are valued using the closing price of our ordinary shares on the New York Stock Exchange (the "NYSE") on the grant date. Certain of our restricted securities include performance conditions, which require us to estimate the probable outcome of the performance condition. Compensation expense is recognized if it is probable that the performance condition will be achieved.
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
Financial Instruments
Our material financial instruments include derivative instruments, debt instruments, equity investments, trade accounts receivable, and trade accounts payable.
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
The accounting for changes in the fair value of our cash flow hedges depends on whether we have elected to designate the derivative as a hedging instrument for accounting purposes and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In accordance with FASB ASC Topic 815, both the effective and ineffective portions of changes in the fair value of derivatives designated and qualifying as cash flow hedges are recognized in accumulated other comprehensive income/(loss) and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. Changes in the fair value of derivative instruments that are not designated as accounting hedges are recognized immediately in other, net. Refer to Note 16: Shareholders' Equity and Note 19: Derivative Instruments and Hedging Activities for additional information related to the reclassification of amounts from accumulated other comprehensive income/(loss) into earnings.
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
Debt issuance costs and premiums or discounts are amortized over the term of the respective financing arrangement using the effective interest method. Amortization of these amounts is included as a component of interest expense in the consolidated statements of operations.
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
Refer to Note 18: Fair Value Measures for additional information related to our measurement of equity investments.
Trade accounts receivable
Trade accounts receivable are recognized at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, repayment is dependent upon the financial stability of these individual customers. We estimate an allowance for credit losses on trade accounts receivable at an amount that represents our estimated expected credit losses over the lifetime of our receivables. Our contract terms generally require the customer to make payment shortly after (that is, less than one year) the shipment date. For each of the years ended December 31, 2023, 2022, and 2021, our largest customer accounted for approximately 6% of our net revenue.
Trade accounts payable
Trade accounts payable represent liabilities for products provided to us by suppliers prior to the end of the financial year that are unpaid. Trade accounts payable represent short term liabilities as they are due within one year. They are recognized at invoiced amounts and do not bear interest.
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
We have the option to first assess qualitative factors to determine whether a quantitative goodwill impairment analysis must be performed. The objective of a qualitative goodwill impairment analysis is to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this assessment based on macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant factors as applicable. If we elect not to use this option, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we prepare a discounted cash flow analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, we recognize an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB ASC Topic 350.
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
Reviews are regularly performed to determine whether facts or circumstances exist that indicate that the carrying values of our definite-lived intangible assets are impaired. If we determine that such facts or circumstances exist, we estimate the recoverability of the related asset or asset group (at the lowest level of identifiable cash flows) by comparing the projected undiscounted net cash flows associated with this asset or asset group to its carrying value. If the sum of the projected undiscounted net cash flows is less than the carrying value of an asset or asset group, the impairment charge is measured as the excess of the carrying value over the fair value of that asset or asset group. We determine fair value by using the appropriate income approach valuation methodology, depending on the nature of the definite-lived intangible asset.
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
In accordance with FASB ASC Topic 740, Income Taxes, we record uncertain tax positions on the basis of a two-step process. First, we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. Second, for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating whether our tax positions meet this two-step process. The more-likely-

than-not recognition threshold must be met in each reporting period to support continued recognition of any tax benefits claimed, both in the current year, as well as any year which remains open for review by the relevant tax authority at the balance sheet date. Penalties and interest related to uncertain tax positions may be classified as either income taxes or another expense line item in the consolidated statements of operations. We classify interest and penalties related to uncertain tax positions within the provision for (or benefit from) income taxes line of the consolidated statements of operations.
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
Changes to benefit obligations may also be initiated by a settlement or curtailment. A settlement of a defined benefit obligation is an irrevocable transaction that relieves us (or the plan) of primary responsibility for the defined benefit obligation and eliminates significant risks related to the obligation and the assets used to carry out the settlement. The settlement of all or more than a minor portion of the pension obligation constitutes an event that requires recognition of all or part of the net actuarial gains or losses deferred in accumulated other comprehensive income/(loss). Our policy is to apply settlement accounting to the extent our year-to date settlements for a given plan exceed the sum of our forecasted full year service cost and interest cost for that particular plan.
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
Net cash flows from operating activities include (1) interest on finance lease liabilities and (2) payments arising from operating leases. Net cash flows from financing activities include payments of the principal portion of finance lease liabilities.
We also lease certain vehicles and equipment, which generally have a term of one year or less. We have elected to not record leases with a term of one year or less (short-term leases) on the consolidated balance sheets as permitted by FASB ASC Topic 842.
Refer to Note 17: Leases for additional information related to amounts recognized in the consolidated financial statements related to our leases.
Long-Lived Assets
Property, Plant and Equipment, Net
PP&E is stated at historical cost, which for certain qualifying assets includes capitalized interest. In the case of plant and equipment, the historical cost is depreciated on a straight-line basis over its estimated economic useful life. The depreciable lives of plant and equipment are as follows:

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
Leases - Right of Use Assets
Assets held under finance leases are recognized at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense associated with leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease, unless ownership is transferred by the end of the lease or there is a bargain purchase option, in which case the asset is depreciated, normally on a straight-line basis, over the useful life that would be assigned if the asset were owned.

Evaluation of long-lived assets for impairment
We periodically re-evaluate the carrying values and estimated useful lives of long-lived assets (including lease right-of-use assets) whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. We use estimates of undiscounted net cash flows from long-lived assets to determine whether the carrying values of such assets or asset groups are recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the end markets we serve. If an asset or asset group is determined to be impaired, the impairment is the amount by which its carrying value exceeds its fair value. These evaluations are performed at a level where discrete net cash flows may be attributed to either an individual asset or a group of assets.
Foreign Currency
Our reporting currency is the USD. We derive a significant portion of our net revenue from markets outside of the U.S. For financial reporting purposes, the functional currency of all of our subsidiaries has historically been the USD because of the significant influence of the USD on our operations. Effective October 1, 2023, the functional currency of the Company's wholly-owned subsidiaries in China changed to the Chinese Renminbi ("CNY").
In certain instances, our subsidiaries enter into transactions that are denominated in a currency other than their functional currency. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the consolidated statements of operations.
For subsidiaries with a functional currency other than the USD, we translate the subsidiary financial statements from their functional currency to USD in accordance with FASB ASC Topic 830, Foreign Currency Matters. According to FASB ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported as cumulative translation adjustment ("CTA"), which is a component of other comprehensive income (or loss) and as a separate component of accumulated other comprehensive income/(loss) on the consolidated balance sheets in accordance with FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income.
Cash and Cash Equivalents
Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have maturities as of the date of purchase of three months or less.
We have established guidelines relative to diversification and maturities of our cash balances that maximize both security and liquidity of our funds. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. As of December 31, 2023 and 2022, most of our cash and cash equivalents balances exceeded federally insured limits and could be at risk of loss.
Recently issued accounting standards:
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. Other requirements of the guidance are not expected to be material. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance must be applied retrospectively to all prior periods presented. We will adopt the guidance in FASB ASU No. 2023-07 on January 1, 2024 and will include the required new annual and quarterly disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, respectively.

In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact on our income tax related disclosures.
3. Revenue Recognition
We recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. The vast majority of our revenue is derived from the sale of tangible products whereby (1) control of the product transfers to the customer at a point in time, (2) we recognize revenue at a point in time, and (3) the underlying contract is a purchase order that establishes a firm purchase commitment for a short period of time. Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials. We do not generally offer separately priced extended warranty or product maintenance contracts. Refer to Note 2: Significant Accounting Policies for additional information.
We have elected to apply certain practical expedients that allow for more limited disclosures than those that would otherwise be required by FASB ASC Topic 606, including (1) the disclosure of transaction price allocated to the remaining unsatisfied performance obligations at the end of the period and (2) an explanation of when we expect to recognize the related revenue.
We believe that our end markets are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net revenue disaggregated by segment and end market for the years ended December 31, 2023, 2022, and 2021:

	Performance Sensing			Sensing Solutions			Total
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net revenue:
Automotive	$2,139,306	$2,071,879	$2,018,056	$37,883	$35,772	$44,351	$2,177,189	$2,107,651	$2,062,407
HVOR (1)	863,422	848,514	783,170	—	—	—	863,422	848,514	783,170
Industrial (1)	—	—	—	597,502	581,806	460,567	597,502	581,806	460,567
Appliance and HVAC (2)	—	—	—	186,729	218,115	243,938	186,729	218,115	243,938
Aerospace	—	—	—	188,179	152,880	134,735	188,179	152,880	134,735
Other	—	—	—	41,062	120,296	135,989	41,062	120,296	135,989
Net revenue	$3,002,728	$2,920,393	$2,801,226	$1,051,355	$1,108,869	$1,019,580	$4,054,083	$4,029,262	$3,820,806
__________________________
(1)    Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. The amounts previously reported in the tables above for the years ended December 31, 2022 and 2021 have been retrospectively recast to reflect this change.
(2)    Heating, ventilation, and air conditioning
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
4. Share-Based Payment Plans
At our Annual General Meeting held on May 27, 2021, our shareholders approved the Sensata Technologies Holding plc 2021 Equity Incentive Plan (the "2021 Equity Plan"), which replaced the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2021 Equity Plan is substantially similar to the 2010 Equity Plan with some updates based on changes in law and current practices. The purpose of the 2021 Equity Plan is to promote the long-term growth, profitability, and interests of the Company and its shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring our future success. All awards granted subsequent to this approval were made under the 2021 Equity Plan. The 2010 Equity Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding in accordance with their terms. As of December 31, 2023, there were 4.6 million ordinary shares available for grants of awards under the 2021 Equity Plan.
Refer to Note 2: Significant Accounting Policies for additional information related to our share-based compensation accounting policies.
Share-Based Compensation Awards
We grant restricted stock unit ("RSU") and performance-based restricted stock unit ("PRSU") awards. We also have stock option awards outstanding, but we have not granted such awards since the year ended December 31, 2019. Throughout this Annual Report on Form 10-K, RSU and PRSU awards are often referred to collectively as "restricted securities."
For option and RSU awards, vesting is typically only subject to service conditions, although they include continued vesting provisions for retirement-eligible employees. For PRSU awards, vesting is also subject to service conditions, however the number of awarded units that ultimately vest also depends on the attainment of certain predefined performance criteria. In the year ended December 31, 2023, we began granting certain Market PRSUs with market performance conditions. These PRSUs are valued using the Monte Carlo simulation. Refer to Note 2: Significant Accounting Policies for additional information.
Options
A summary of stock option activity for the year ended December 31, 2023 is presented in the table below:

	Number of Options (thousands)	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	1,527	$44.55	3.3	$1,802
Forfeited or expired	(102)	$47.66
Exercised	(158)	$34.31
Balance as of December 31, 2023	1,267	$45.58	2.6	$0
Options vested and exercisable as of December 31, 2023	1,267	$45.58	2.6	$0
Vested and expected to vest as of December 31, 2023	1,267	$45.58	2.6	$0
Aggregate intrinsic value of options exercised in the years ended December 31, 2023, 2022, and 2021 was $1.7 million, $8.3 million and $14.3 million, respectively.
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
Restricted Securities
We grant RSU awards that vest one-third on the annual anniversary of the grant for three years and PRSU awards that cliff vest three years after the grant date.
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

A summary of restricted securities granted in the years ended December 31, 2023, 2022, and 2021 is presented below:

			Percentage Range of Units That May Vest (1)
			0.0% to 150.0%		0.0% to 172.5%		0.0% to 200.0%
(Awards in thousands)	RSU Awards Granted	Weighted-Average Grant-Date Fair Value	Market PRSU Awards Granted (2)	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value
2023	599	$48.68	198	$52.72	—	$—	150	$49.15
2022	618	$49.68	—	$—	231	$50.12	194	$48.33
2021	413	$58.29	—	$—	170	$58.56	76	$57.04
__________________________
(1)    Represents the percentage range of PRSU award units granted that may vest according to the terms of the awards. The amounts presented within this table do not reflect our current assessment of the probable outcome of vesting based on the achievement or expected achievement of performance conditions.
(2)    Approximately 50 percent of these awards represent Market PRSUs that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (in April 2026 and July 2026) will be from 0% to 150%, depending on achievement of these performance criteria.
The fair value of Market PRSUs was estimated on the date of grant (April 1, 2023) using a Monte Carlo simulation pricing model. See Note 2: Significant Accounting Policies for further discussion of this model and key assumptions and inputs. The key assumptions used in estimating the grant-date fair value of Market PRSUs for the year ended December 31, 2023 are presented in the table below:

For the year ended December 31, 2023
Expected term (years)	3
Risk free interest rate	3.8%
Dividend yield	0.9%
Stock price on valuation date	$50.00
Expected volatility	36%
There were no Market PRSUs granted in the years ended December 31, 2022 and 2021.
Compensation expense for the year ended December 31, 2023 reflects our estimate of the probable outcome of the performance conditions associated with the PRSU awards granted in the years ended December 31, 2023, 2022, and 2021.
A summary of activity related to outstanding unvested restricted securities for the year ended December 31, 2023 is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Restricted Securities (thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2022	1,755	$46.68
Granted	947	$49.60
Forfeited	(386)	$48.23
Vested	(720)	$48.19
Balance as of December 31, 2023	1,596	$50.51
The fair value of restricted securities that vested during the years ended December 31, 2023, 2022, and 2021 was $34.7 million, $22.1 million, and $18.0 million, respectively.

The weighted-average remaining periods (in years) over which the restrictions will lapse as of December 31, 2023, 2022, and 2021 are as follows:

	As of December 31,
	2023	2022	2021
Outstanding	1.2	1.2	1.0
Expected to vest	1.2	1.2	1.0
The expected to vest restricted securities are calculated based on the application of a forfeiture rate assumption to all outstanding restricted securities as well as our assessment of the probability of meeting the required performance conditions that pertain to the PRSU awards.
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the consolidated statements of operations, for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Stock options	$(88)	$632	$1,389
Restricted securities	30,082	31,159	24,274
Share-based compensation expense	$29,994	$31,791	$25,663
In the years ended December 31, 2023, 2022, and 2021, we recognized $4.5 million, $3.8 million, and $3.2 million, respectively, of income tax benefit associated with share-based compensation expense.
The table below presents unrecognized compensation expense at December 31, 2023 for each class of award and the remaining expected term for this expense to be recognized:

	Unrecognized Compensation Expense	Expected Recognition (years)
Restricted securities	33,767	1.6
5. Restructuring and Other Charges, Net
Q2 2020 Global Restructure Program
In the year ended December 31, 2020, in response to the potential long-term impact of the global financial and health crisis caused by the COVID-19 pandemic on our business, we committed to a plan to reorganize our business (the “Q2 2020 Global Restructure Program”), consisting of voluntary and involuntary reductions-in-force and certain site closures. The Q2 2020 Global Restructure Program was commenced in order to align our cost structure to the then-anticipated future demand outlook.
In the year ended December 31, 2021, we completed all actions contemplated thereunder, with approximately 840 positions impacted. We recognized total cumulative costs of $33.2 million under the Q2 2020 Global Restructure Program, of which $28.4 million related to severance charges and $4.8 million related to facility and other exit costs.
Charges recognized in the year ended December 31, 2021 resulting from the Q2 2020 Global Restructure Program are presented by impacted segment below. However, as discussed in Note 20: Segment Reporting, restructuring charges are excluded from segment operating income. There were no charges recognized in the years ended December 31, 2023 and 2022.

For the year ended December 31, 2021
Performance Sensing (1)	$2,584
Sensing Solutions (1)	5,898
Corporate and other	(1,362)
Q2 2020 Global Restructure Program, net	$7,120
___________________________________
(1)    Of the amounts presented in the table for Performance Sensing and Sensing Solutions, approximately $1.2 million and $3.8 million, respectively, related to site closures.

Q3 2023 Plan
In the year ended December 31, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand and continued economic uncertainty in many of our end markets and to take active measures to accelerate our margin recovery.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 466 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $20.5 million and $25.5 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before June 30, 2024. We expect to settle these charges with cash on hand.
We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Charges
(Dollars in thousands)	Positions	Minimum	Maximum
Performance Sensing	157	$7,043	$8,495
Sensing Solutions	147	5,214	7,495
Corporate and other	162	8,243	9,510
Total	466	$20,500	$25,500
Restructuring charges recognized in the year ended December 31, 2023 resulting from the Q3 2023 Plan are presented by business segment and corporate functions below.

	Severance	Facility and other exit costs (1)
Performance Sensing	$7,741	$237
Sensing Solutions	4,850	955
Corporate and other	9,712	—
Q3 2023 Plan total	$22,303	$1,192
___________________________________
(1)    Includes site closures
Spear Marine Business
On June 6, 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). The exit of the Spear Marine Business was the result of a change in strategy with respect to the business and involved ceasing sales, marketing, and business operations. It resulted in the elimination of certain positions, primarily in the U.S. and the closure of operations in Belgium. The Spear Marine Business had been included in the Sensing Solutions reportable segment. Exiting the Spear Marine Business resulted in charges in the year ended December 31, 2023, as presented in the table below:

	Location	For the year ended December 31, 2023
Accelerated amortization	Amortization of intangible assets	$13,527
Write-down of inventory	Cost of revenue	10,479
Severance charges	Restructuring and other charges, net	1,159
Write-down of property, plant and equipment	Restructuring and other charges, net	2,002
Other charges, including contract termination costs	Restructuring and other charges, net	11,335
Total		$38,502

Summary
The following table presents the components of restructuring and other charges, net for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Q2 2020 Global Restructure Program, net (1)	$—	$—	$7,120
Q3 2023 Plan, net (1)	23,495	—	—
Other restructuring and other charges, net
Severance costs, net (2)	7,849	19,112	4,504
Facility and other exit costs	600	5,464	2,433
Gain on sale of business (3)	(5,877)	(135,112)	—
Acquisition-related compensation arrangements (4)	15,274	48,864	—
Other (5)	13,159	(5,028)	885
Restructuring and other charges, net	$54,500	$(66,700)	$14,942
__________________________
(1)    Includes net severance charges and facility and other exit costs related to the respective programs as detailed under the headings Q2 2020 Global Restructure Program and Q3 2023 Plan above.
(2)    Each period presented includes severance charges, net of reversals, that do not represent the initiation of a larger restructuring plan. The year ended December 31, 2023 includes severance charges incurred as a result of the exit of the Spear Marine Business as detailed under the heading Spear Marine Business above.
(3)    The year ended December 31, 2022 includes the gain on sale of various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business"). Refer to Note 21: Acquisitions and Divestitures for additional information.
(4)    Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets determined at the time of acquisition.
(5)    Represents charges that are not included in one of the other classifications. The year ended December 31, 2023 primarily includes charges related to the exit of the Spear Marine Business, as detailed under the heading Spear Marine Business above. The year ended December 31, 2022 primarily includes transaction-related charges to sell the Qinex Business, partially offset by gains related to changes in the fair value of acquisition-related contingent consideration amounts. Refer to Note 21: Acquisitions and Divestitures for additional information.
The following table presents a rollforward of the severance portion of our restructuring obligations for the years ended December 31, 2023 and 2022:

	Q3 2023 Plan	Q2 2020 Global Restructure Program	Other (1)	Total
Balance as of December 31, 2021	$—	$3,853	$3,380	$7,233
Charges, net of reversals	—	(660)	19,772	19,112
Payments	—	(3,155)	(14,479)	(17,634)
Foreign currency remeasurement	—	(16)	(78)	(94)
Balance as of December 31, 2022	—	22	8,595	8,617
Charges, net of reversals	22,303	—	7,849	30,152
Payments	(16,501)	—	(15,822)	(32,323)
Foreign currency remeasurement	215	—	125	340
Balance as of December 31, 2023	$6,017	$22	$747	$6,786
__________________________
(1)    Includes severance charges related to the exit of the Spear Marine Business.
The severance portion of our restructuring obligations for each period presented was entirely recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note 12: Accrued Expenses and Other Current Liabilities.

6. Other, Net
The following table presents the components of other, net for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Currency remeasurement (loss)/gain on net monetary assets (1)	$(20,152)	$(18,155)	$3,449
Gain/(loss) on foreign currency forward contracts (2)	4,237	4,324	(7,553)
Loss on commodity forward contracts (2)	(2,762)	(3,350)	(2,967)
Loss on debt financing (3)	(5,413)	(5,468)	(30,066)
Loss on equity investments, net (4)	(711)	(75,569)	—
Net periodic benefit cost, excluding service cost	(3,923)	(5,125)	(7,528)
Other	15,750	8,725	4,633
Other, net	$(12,974)	$(94,618)	$(40,032)
__________________________
(1)    Relates to the remeasurement of non-functional currency denominated net monetary assets and liabilities into the functional currency. Refer to Note 2: Significant Accounting Policies — Foreign Currency for additional information.
(2)    Relates to changes in the fair value of derivative financial instruments not designated as cash flow hedges. Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to gains and losses on our commodity and foreign currency forward contracts.
(3)    Refer to Note 14: Debt for additional information related to our debt financing transactions.
(4)    Primarily reflects a mark-to-market loss on our investment in Quanergy Systems, Inc. ("Quanergy") in the year ended December 31, 2022. Refer to Note 18: Fair Value Measures for additional information.
7. Income Taxes
Refer to Note 2: Significant Accounting Policies for detailed discussion of the accounting policies related to income taxes.
Income before taxes
Income before taxes for the years ended December 31, 2023, 2022, and 2021 was categorized by jurisdiction as follows:

	U.S.	Non-U.S.(1)	Total
2023	$(323,548)	$341,390	$17,842
2022	$(66,899)	$463,601	$396,702
2021	$39,947	$373,970	$413,917
__________________________
(1)    Includes U.K. income/(loss) before taxes of $7,506, $(4,401), and $(42,879) for the years ended December 31, 2023, 2022, and 2021, respectively.

Provision for income taxes
Provision for income taxes for the years ended December 31, 2023, 2022, and 2021 comprised provisions for (or benefits from) income tax by jurisdiction as follows:

	U.S. Federal	Non-U.S.(1)	U.S. State	Total
2023
Current	$1,578	$73,658	$665	$75,901
Deferred	(15,862)	(27,089)	(11,199)	(54,150)
Total	$(14,284)	$46,569	$(10,534)	$21,751
2022
Current	$2,111	$81,912	$2,775	$86,798
Deferred	3,699	(4,865)	385	(781)
Total	$5,810	$77,047	$3,160	$86,017
2021
Current	$1,005	$54,401	$201	$55,607
Deferred	6,261	(12,747)	1,216	(5,270)
Total	$7,266	$41,654	$1,417	$50,337
__________________________
(1)    Includes U.K. current tax (or benefit) of $100, $246, and $(7,739) and U.K. deferred tax (or benefit) of $(811), $(3,528), and $(20,643), resulting in U.K. total tax (or benefit) of $(711), $(3,282), and $(28,382) for tax years ended December 31, 2023, 2022, and 2021, respectively.
Effective tax rate reconciliation
The principal reconciling items from income tax computed at the U.K. statutory tax rate for the year ended December 31, 2023 were as follows:

For the year ended December 31, 2023
Tax computed at statutory rate of 23.5%	$4,193
Capital restructuring and dispositions	(286,434)
Valuation allowances	278,486
Goodwill impairment	41,151
Foreign rate differential	(17,690)
Withholding taxes not creditable	14,132
Research and development incentives	(9,023)
U.S. state taxes, net of federal benefit	(8,740)
Unrealized foreign currency exchange losses/(gains), net	1,395
Reserve for tax exposure	1,117
Changes in tax laws or rates	(339)
Nontaxable items and other	3,503
Provision for income taxes	$21,751

The principal reconciling items from income tax computed at the U.S. statutory rate for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the year ended December 31,
	2023	2022	2021
Tax computed at statutory rate of 21%	$3,747	$83,307	$86,923
Capital restructuring and dispositions	(286,434)	4,496	—
Valuation allowances	278,486	15,679	20,512
Goodwill impairment	41,151	—	—
Foreign tax rate differential	(17,303)	(44,327)	(30,485)
Withholding taxes not creditable	14,132	12,337	13,259
Research and development incentives	(9,023)	(10,834)	(11,067)
U.S. state taxes, net of federal benefit	(8,740)	2,496	1,119
Unrealized foreign currency exchange losses/gains, net	1,454	9,306	(6,137)
Reserve for tax exposure	1,117	1,315	(16,330)
Change in tax laws or rates	(339)	2,611	(7,070)
Nontaxable items and other	3,503	9,631	(387)
Provision for income taxes	$21,751	$86,017	$50,337
Foreign tax rate differential
We operate in multiple jurisdictions including but not limited to Bulgaria, China, Malaysia, Malta, the Netherlands, South Korea, the U.S., and the U.K. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions. A subsidiary in Changzhou, China has been and continues to be eligible for a reduced corporate income tax rate of 15% through 2024. The impact on current tax expense of the tax holidays and exemptions is included in the foreign tax rate differential disclosure, reconciling the statutory rate to our effective rate. The remeasurement of the deferred tax assets and liabilities is included in the change in tax laws or rates caption.
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
Capital restructuring and dispositions
During the year ended December 31, 2023, we recorded a $300 million deferred tax benefit related to the intercompany transfer of certain intellectual property rights, included in the outside basis difference line in the deferred tax table below. Based on our corporate structure at December 31, 2023, it is more likely than not that the future tax benefits associated with this intercompany transfer will not be realized. As such this benefit has been fully offset by a valuation allowance. The increase of $4.5 million in our effective tax rate for the year ended December 31, 2022 was due to the tax accounting impacts of the divestiture of the Qinex Business, partially offset by separate intangible property transfers.
Goodwill impairment
During the year ended December 31, 2023, we incurred a non-cash impairment charge for goodwill that is nondeductible for tax purposes.

Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss, interest expense, and other carryforwards	$453,618	$379,036
Prepaid and accrued expenses	37,737	48,540
Intangible assets and goodwill	20,820	67,330
Pension liability and other	8,910	9,801
Property, plant and equipment	14,661	15,042
Share-based compensation	8,175	7,862
Inventories and related reserves	18,556	17,329
Unrealized exchange loss	286	17,645
Outside basis difference of subsidiaries	304,398	—
Total deferred tax assets	867,161	562,585
Valuation allowance	(569,569)	(249,525)
Net deferred tax asset	297,592	313,060
Deferred tax liabilities:
Intangible assets and goodwill	(460,892)	(489,169)
Tax on undistributed earnings and outside basis differences of subsidiaries	(34,995)	(60,535)
Operating lease right of use assets	(6,332)	(6,803)
Property, plant and equipment	(15,232)	(14,309)
Unrealized exchange gain	(7,687)	(6,298)
Total deferred tax liabilities	(525,138)	(577,114)
Net deferred tax liability	$(227,546)	$(264,054)
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
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Our interest expense carryforwards in certain jurisdictions are subject to limitations. We consider these limitations in our assessment of positive and negative evidence. Our assessment of these limitations has resulted in the conclusion that a portion of our interest carryforwards is subject to a valuation allowance at both December 31, 2023 and December 31, 2022. We continually evaluate both the positive and negative evidence for these valuation allowances. We believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow a conclusion that a portion of the valuation allowance against these interest carryforwards will no longer be needed. Release of the valuation allowance would result in the recognition of this deferred tax asset and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are dependent on the level of profitability and likelihood of future utilization of this attributes that we are able to actually achieve.
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

The total valuation allowance increased $320.0 million and $23.6 million in the years ended December 31, 2023 and 2022, respectively. Due to our inability to benefit from the deferred tax asset created upon the transfer of certain intellectual property, we recorded a $300 million valuation allowance in the year ended December 31, 2023. As a result of changes in interest limitation rules in the Netherlands that became effective in 2021, we recorded a valuation allowance against our interest carryforwards in this jurisdiction in the year ended December 31, 2021. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2023 and 2022 have been allocated to income tax benefit recognized in the consolidated statements of operations.
As of December 31, 2023, we have U.S. federal net operating loss carryforwards of $686.4 million, of which $87.2 million will expire from 2029 to 2037, and $599.2 million do not expire. We have state net operating loss carryforwards with limited and unlimited lives. Our limited life state net operating losses will expire beginning in 2024. As of December 31, 2023, we have suspended interest expense carryforwards of $180.3 million in the U.S., $217.0 million in the Netherlands, $6.3 million in France, and $118.2 million in the U.K., all of which have an unlimited life. We also have net operating loss carryforwards in various foreign jurisdictions of $497.4 million, which will begin to expire in 2026.
Unrecognized tax benefits
A reconciliation of the amount of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2023	2022	2021
Balance at beginning of year	$224,588	$223,791	$201,410
Increases related to current year tax positions	3,335	4,997	3,574
Increases related to prior year tax positions	1,205	1,312	37,869
(Decreases)/increases related to business combinations	—	(883)	1,370
Decreases related to settlements with tax authorities	(414)	—	(11,015)
Decreases related to prior year tax positions	(41,241)	(3,097)	(8,363)
Decreases related to lapse of applicable statute of limitations	(687)	(743)	(483)
Changes related to foreign currency exchange rates	406	(789)	(571)
Balance at end of year	$187,192	$224,588	$223,791
We recognize interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. The following table presents the expense/(income) related to such interest and penalties recognized in the consolidated statements of operations during the years ended December 31, 2023, 2022, and 2021, and the amount of interest and penalties recorded on the consolidated balance sheets as of December 31, 2023 and 2022:

	Statements of Operations			Balance Sheets
	For the year ended December 31,			As of December 31,
(In millions)	2023	2022	2021	2023	2022
Interest	$0.3	$0.5	$(0.1)	$2.5	$2.1
Penalties	$0.0	$0.1	$0.0	$0.5	$0.5
At December 31, 2023, we anticipate that the liability for unrecognized tax benefits could decrease by up to $3.3 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2023 that if recognized would impact our effective tax rate is $136.4 million.
Our major tax jurisdictions include Bulgaria, China, France, Germany, Japan, Malaysia, Malta, Mexico, the Netherlands, South Korea, the U.K., and the U.S. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2008 through 2023.
On December 15, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum jurisdictional effective tax rate of 15%. The legislation is effective for our fiscal year beginning January 1, 2024. The Company continues to evaluate the potential impact on future periods due to the Pillar Two framework, as such changes could result in complexity and uncertainty where we do business and could increase our effective tax rate. We are currently evaluating the potential impact of Pillar Two on our consolidated financial statements and related disclosures.

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
8. Net (Loss)/Income per Share
Basic and diluted net (loss)/income per share are calculated by dividing net (loss)/income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2023, 2022, and 2021, the weighted-average ordinary shares outstanding used to calculate basic and diluted net (loss)/income per share were as follows:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Basic weighted-average ordinary shares outstanding	152,089	155,253	158,166
Dilutive effect of stock options	—	212	640
Dilutive effect of unvested restricted securities	—	462	564
Diluted weighted-average ordinary shares outstanding	152,089	155,927	159,370
Net (loss)/income and net (loss)/income per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net (loss)/income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. Refer to Note 4: Share-Based Payment Plans for additional information related to our equity awards. These potential ordinary shares are as follows:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Anti-dilutive shares excluded	2,864	1,115	6
Contingently issuable shares excluded	1,239	1,294	1,029
9. Inventories
The following table presents the components of inventories as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Finished goods	$223,972	$202,531
Work-in-process	113,209	117,691
Raw materials	376,304	324,653
Inventories	$713,485	$644,875
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to inventories.

10. Property, Plant and Equipment, Net
PP&E, net as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Land	$16,005	$17,881
Buildings and improvements	326,170	300,288
Machinery and equipment	1,770,382	1,634,371
Total property, plant and equipment	2,112,557	1,952,540
Accumulated depreciation	(1,226,547)	(1,111,721)
Property, plant and equipment, net	$886,010	$840,819
Depreciation expense for PP&E, including amortization of leasehold improvements and depreciation of assets under finance leases, totaled $133.1 million, $127.2 million, and $125.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to PP&E, net.
11. Goodwill and Other Intangible Assets, Net
Goodwill
The following table presents the changes in net goodwill by segment for the years ended December 31, 2023 and 2022.

	Performance Sensing (3)	Sensing Solutions (3)	Total
Balance as of December 31, 2021	$2,480,598	$1,021,465	$3,502,063
Acquisitions	30,873	423,288	454,161
Divestiture	—	(45,000)	(45,000)
Balance as of December 31, 2022	2,511,471	1,399,753	3,911,224
Divestiture	—	(8,240)	(8,240)
Measurement period adjustments	—	(38,494)	(38,494)
Goodwill impairment charge (1)	(321,700)	—	(321,700)
Foreign currency translation effect	(20)	—	(20)
Goodwill reallocation (2)	(57,071)	57,071	—
Balance as of December 31, 2023	$2,132,680	$1,410,090	$3,542,770
__________________________
(1)     In the fourth quarter of 2023, we determined that our Insights reporting unit was impaired and we recorded a $321.7 million non-cash impairment charge. Refer to additional information under the heading Reporting Units below.
(2)     Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. Refer to Note 20: Segment Reporting for additional information. This product move resulted in a reallocation of $57.1 million of goodwill from the HVOR reporting unit to the Industrial Solutions reporting unit based on its fair value relative to the total fair value of the HVOR reporting unit.
(3)     Accumulated goodwill impairment related to the Performance Sensing reportable segment was $321.7 million as of December 31, 2023 and $0.0 million at each of December 31, 2022 and 2021. Accumulated goodwill impairment related to the Sensing Solutions reportable segment was $18.5 million at each of December 31, 2023, 2022, and 2021.
Acquisitions and Divestitures
Goodwill attributed to acquisitions reflects our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. Net assets acquired are comprised of tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We apply estimates and assumptions to determine the fair value of the intangible assets and of any contingent consideration obligations. Critical estimates in valuing purchased technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. In addition, we estimate the economic lives of these identified intangible assets and these lives are used to calculate amortization expense. Goodwill has been included in our segments based on a methodology using anticipated future earnings of the components of business. Refer to Note 21: Acquisitions and Divestitures for additional information related to our acquisitions.
In July 2022, we sold the Qinex Business, which had previously been consolidated into the Industrial Solutions reporting unit. Upon closing of the sale, we transferred approximately $70 million of assets (including allocated goodwill of $45 million) and $2 million of liabilities to the buyer. Refer to Note 21: Acquisitions and Divestitures for additional information on this transaction. We concluded that this sale did not impact our reportable or operating segment evaluations.
Reporting Units
On June 6, 2023, we announced that we had made the decision to exit the Spear Marine Business, which was a part of the Clean Energy Solutions reporting unit. We qualitatively determined that the goodwill related to the Clean Energy Solutions reporting unit was not impaired as a result of the exit of this business. Refer to Note 5: Restructuring and Other Charges, Net for additional information related to the exit of the Spear Marine Business.
As of October 1, 2023, we had seven reporting units, Automotive, HVOR, Insights, Industrial Solutions, Aerospace, Clean Energy Solutions, and Dynapower. Upon acquisition of Dynapower in the third quarter of 2022, it was included in the Clean Energy Solutions reporting unit. We did not integrate the Dynapower acquisition with the Clean Energy Solutions reporting unit and have subsequently determined that the manner in which we operate the Dynapower business and the availability of discrete financial information necessitates that it should be considered a separate reporting unit, a change that was made as of October 1, 2023. There have been no subsequent changes to our reporting units as of December 31, 2023.
We evaluated our goodwill for impairment as of October 1, 2023, using a quantitative analysis for each reporting unit, under which a discounted cash flow analysis is prepared (and, when applicable, a market multiples approach using comparable companies) to determine whether the fair value of the reporting unit is less than its carrying value. Based on these analyses, we have determined that our Insights reporting unit was impaired. As a result, we recorded a $321.7 million non-cash impairment charge in the fourth quarter of 2023, representing the entire goodwill balance allocated to Insights.
This impairment was primarily driven by reprioritization of our investments into electrification as a company, which is a core component of our overall capital allocation strategy. The reprioritization evolved from an assessment of our business strategy, beginning in the second half of 2023. With electrification as the clear future of our company and the best area of focus for management, in the fourth quarter of 2023, we decided to narrow our investment in Insights. Our assessment of the potential of the business has not changed, but our focus has moved from growth of the business to profitability. These decisions resulted in significant cost restructuring and a lower long-range financial forecast for the reporting unit, impacting the valuation of the business with respect to the goodwill impairment analysis. Other valuation assumptions for the Insights reporting unit valuation that are impacted by macroeconomic factors also contributed to the impairment. We are considering strategic alternatives for this business as we continue to focus our investment priorities in-line with our strategy. On a quarterly basis, we assess whether any factors exist that would trigger the need for an additional impairment review of our goodwill. No such factors were present until the fourth quarter of 2023, when we made the decision to change our strategy with respect to our investment in Insights.
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, such as the Insights and Dynapower reporting units, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term.
Indefinite-Lived Intangible Assets
We own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets as they have been in continuous use since 1927 and 1948, respectively, and we have no plans to discontinue using either of them. We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2023 using a qualitative analysis. As of each of December 31, 2023, 2022, and 2021, we have $59.1 million and $9.4 million for the Klixon® and Airpax® tradenames, respectively, on our consolidated balance sheets. In addition, we have recorded indefinite-lived intangible assets of $6.9 million related to in-process research & development acquired in a fiscal year 2020 business combination transaction.

Definite-Lived Intangible Assets
The following tables outline the components of definite-lived intangible assets as of December 31, 2023 and 2022:

	As of December 31, 2023
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Effect	Net Carrying Value
Completed technologies	11	$1,024,019	$(756,831)	$(2,430)	$(215)	$264,543
Customer relationships (1)	12	2,123,931	(1,661,230)	(12,144)	—	450,557
Backlog	2	15,500	(8,346)	—	—	7,154
Tradenames	16	107,577	(32,316)	—	—	75,261
Capitalized software and other	7	74,823	(64,037)	—	—	10,786
Total	11	$3,345,850	$(2,522,760)	$(14,574)	$(215)	$808,301
__________________________
(1)    During the year ended December 31, 2023, we wrote-off approximately $4.0 million of fully-amortized customer relationships that were not in use.

	As of December 31, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies (1)	13	$1,017,911	$(684,181)	$(2,430)	$331,300
Customer relationships (1)(2)	12	2,092,088	(1,586,454)	(12,144)	493,490
Tradenames (2)	18	107,577	(24,575)	—	83,002
Capitalized software and other (3)	7	74,163	(57,603)	—	16,560
Total	12	$3,291,739	$(2,352,813)	$(14,574)	$924,352
__________________________
(1)    During the year ended December 31, 2022, we disposed of the Qinex Business, which included approximately $4.2 million and $26.5 million of fully amortized completed technologies and customer relationships, respectively.
(2)    During the year ended December 31, 2022, we wrote-off approximately $43.1 million and $4.1 million of fully-amortized customer relationships and tradenames, respectively, that were not in use.
(3)    During the year ended December 31, 2022, we retired approximately $2.2 million of capitalized software that was not in use, along with approximately $0.5 million of associated accumulated amortization.
The following table outlines amortization of definite-lived intangible assets for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Acquisition-related definite-lived intangible assets	$167,695	$147,110	$125,982
Capitalized software	6,165	6,677	8,147
Amortization of intangible assets	$173,860	$153,787	$134,129
The table below presents estimated amortization of definite-lived intangible assets for each of the next five years:

For the year ended December 31,
2024	$147,405
2025	$118,280
2026	$97,972
2027	$84,910
2028	$73,375

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Accrued compensation and benefits	$73,209	$85,995
Accrued interest	45,187	50,146
Foreign currency and commodity forward contracts	7,909	10,652
Current portion of operating lease liabilities	11,458	9,971
Accrued severance	6,786	8,617
Current portion of pension and post-retirement benefit obligations	2,653	2,504
Other accrued expenses and current liabilities	159,800	179,057
Accrued expenses and other current liabilities	$307,002	$346,942
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
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We do not expect to contribute to the non-U.S. defined benefit plans during 2024.
Impact on Financial Statements
The total net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the years ended December 31, 2023, 2022, and 2021 was $7.9 million, $9.1 million, and $11.6 million, respectively. Components of net periodic benefit cost other than service cost are presented in other, net in the consolidated statements of operations. Refer to Note 6: Other, Net.

The following table presents changes in the benefit obligation and plan assets for our defined benefit and other post-retirement benefit plans in total for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Change in benefit obligation:
Beginning balance	$84,451	$108,511
Service cost	4,073	3,897
Interest cost	3,453	2,485
Plan participants’ contributions	539	562
Actuarial loss/(gain)	31	(11,710)
Curtailment loss	—	466
Benefits paid	(5,975)	(12,436)
Divestiture	—	(997)
Foreign currency remeasurement	1,135	(6,327)
Ending balance	$87,707	$84,451
Change in plan assets:
Beginning balance	$45,861	$67,199
Actual return on plan assets	4,458	(8,606)
Employer contributions	3,419	4,368
Plan participants’ contributions	539	562
Benefits paid	(5,975)	(12,436)
Foreign currency remeasurement	(1,426)	(5,226)
Ending balance	$46,876	$45,861
Funded status at end of year	$(40,831)	$(38,590)
Accumulated benefit obligation at end of year	$74,593	$72,468
Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023		2022
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.85%	4.85%	5.10%	5.15%
Non-U.S. assumed discount rate	4.60%	NA	3.99%	NA
Non-U.S. average long-term pay progression	3.47%	NA	3.28%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2023 and 2022 and 2021 are as follows:

	For the year ended December 31,
	2023		2022		2021
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	5.10%	5.15%	2.30%	2.40%	2.04%	1.80%
Non-U.S. assumed discount rate	7.14%	NA	5.03%	NA	4.52%	NA
U.S. average long-term rate of return on plan assets	4.36%	NA	4.53%	NA	4.00%	NA
Non-U.S. average long-term rate of return on plan assets	2.73%	NA	2.38%	NA	1.52%	NA
Non-U.S. average long-term pay progression	4.96%	NA	4.52%	NA	4.50%	NA

Plan Assets
We hold material assets for our defined benefit plans in the U.S. and Japan. Information about the assets for each of these plans is detailed below. Refer to Note 18: Fair Value Measures for additional information related to the levels of the fair value hierarchy in accordance with FASB ASC Topic 820.
U.S. plan assets
Our target asset allocation for the U.S. defined benefit plan is 65% fixed income and 35% equity securities. To arrive at the targeted asset allocation, we and our investment adviser reviewed market opportunities using historical data, as well as the actuarial valuation for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored.
The total fair value of our U.S. plan assets as of December 31, 2023 and 2022 was $10 million and $11 million, respectively, which included $0 million and $2.2 million, respectively, of equity mutual funds, $7.3 million and $7.1 million, respectively, of fixed income mutual funds, and $2.7 million and $1.6 million, respectively, of money market funds.
All fair value measures presented above are categorized in Level 1 of the fair value hierarchy. Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash, and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investments in individual securities, derivatives, long-duration fixed income securities, cash, and cash equivalents are permitted, the plan did not hold these types of investments as of December 31, 2023 and 2022.
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
The total fair value of our Japan plan assets as of December 31, 2023 and 2022 was $27.2 million and $26.5 million, respectively, which included $12.6 million and $9.2 million, respectively, of equity securities, $8 million and $9.7 million, respectively, of fixed income securities, and $4.7 million and $7.6 million, respectively, of cash and cash equivalents.
All fair value measures presented above are categorized in Level 1 of the fair value hierarchy, with the exception of U.S. fixed income securities of $2.5 million, non-U.S. equity securities of $2.2 million, and alternative risk managed balance of $1.9 million as of December 31, 2023, which are categorized as Level 2. The fair values of equity and fixed income securities are based on publicly-quoted closing stock and bond values on the last business day of the year.
Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with certain credit ratings, cash, and cash equivalents.

14. Debt
Our long-term debt, net and finance lease obligations as of December 31, 2023 and 2022 consisted of the following:

		As of December 31,
	Maturity Date	2023	2022
Term Loan (1)	September 20, 2026	$—	$446,834
5.625% Senior Notes (2)	November 1, 2024	—	400,000
5.0% Senior Notes	October 1, 2025	700,000	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
Less: debt discount, net of premium		(1,568)	(3,360)
Less: deferred financing costs		(24,444)	(29,916)
Less: current portion (1)		—	(254,630)
Long-term debt, net		$3,373,988	$3,958,928
Finance lease obligations		$25,225	$26,583
Less: current portion		(2,276)	(1,841)
Finance lease obligations, less current portion		$22,949	$24,742
_______________________________
(1)    On February 6, 2023, we prepaid $250.0 million of outstanding principal on our term loan facility ("Term Loan") balance. Accordingly, that portion of the principal balance outstanding on the Term Loan as of December 31, 2022 was presented as current portion of long-term debt. On May 3, 2023, we prepaid $196.8 million of outstanding principal on the Term Loan, representing the remaining balance on the Term Loan as of that date plus $0.5 million in interest.
(2)    On December 18, 2023, we redeemed in full the $400.0 million aggregate principal amount outstanding on our $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes").
Fiscal year 2023 transactions
On August 22, 2023, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies, Inc. ("STI"), Sensata Technologies Intermediate Holding B.V. ("STIHBV"), and Sensata Technologies B.V. (“STBV”), entered into an amendment (the “Thirteenth Amendment”) to (i) the credit agreement governing our secured credit facility (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement"), and (ii) the Foreign Guaranty, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified prior to the Thirteenth Amendment).
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
The Specified Foreign Guarantors were released from their guaranty obligations with respect to the 5.625% Senior Notes, the $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), the $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"), the $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes"), the $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"), and the $750 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes"), in each case in accordance with the terms of the relevant indenture pursuant to which such senior notes were issued (the "Senior Notes Indentures").
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
On December 18, 2023, we redeemed in full the $400.0 million aggregate principal amount outstanding on the 5.625% Senior Notes in accordance with the terms of the indenture under which the 5.625% Senior Notes were issued, at a redemption price of

100.0% of the aggregate principal amount of the outstanding 5.625% Senior Notes, plus a $4.0 million "make-whole" premium, plus accrued and unpaid interest to (but not including) the redemption date.
Fiscal year 2022 transactions
On June 23, 2022, certain of our indirect, wholly-owned subsidiaries, including STI, STIHBV, and STBV, entered into an amendment (the “Eleventh Amendment”) to (i) the Credit Agreement and (ii) the Foreign Guaranty, dated as of May 12, 2011. Refer to discussion under the heading Secured Credit Facility below for additional information regarding the Eleventh Amendment.
On August 29, 2022, STBV completed the issuance and sale of the 5.875% Senior Notes. The 5.875% Senior Notes bear interest at 5.875% per year and mature on September 1, 2030. Interest is payable semi-annually on September 1 and March 1 of each year, commencing on March 1, 2023. The 5.875% Senior Notes were issued under an indenture dated as of August 29, 2022, among STBV, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "5.875% Senior Notes Indenture"). The 5.875% Senior Notes are guaranteed by each of STBV's wholly-owned subsidiaries that is a borrower or guarantor under the senior secured credit facilities (the "Senior Secured Credit Facilities") of STI and an issuer or a guarantor under our existing senior notes as follows: the 5.625% Senior Notes, the 5.0% Senior Notes, the 4.0% Senior Notes, the 4.375% Senior Notes, and the 3.75% Senior Notes. Refer to discussion under the heading Senior Notes below for additional information regarding the issuance of the 5.875% Senior Notes.
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
Secured Credit Facility
The Credit Agreement provides for the Senior Secured Credit Facilities, consisting of the Term Loan, a revolving credit facility (the "Revolving Credit Facility"), and incremental availability under which additional secured credit facilities could be issued under certain circumstances. All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all present and future property and assets of STBV and its guarantor subsidiaries.
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
The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2023.
Term Loan
On February 6, 2023, we prepaid $250.0 million of outstanding principal on our Term Loan balance. On May 3, 2023, the remaining amount outstanding on the Term Loan was prepaid. Prior to prepayment, the principal amount of the Term Loan amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the aggregate principal amount of the Term Loan upon completion of the tenth amendment of the Credit Agreement entered into on September 20, 2019 with the balance due at maturity. In accordance with the terms of the Senior Secured Credit Facilities, no amount under the Term Loan, once repaid, may be reborrowed.
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
As of December 31, 2023, there was $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2023, no amounts had been drawn against these outstanding letters of credit. Availability under the Revolving Credit Facility may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes.
Senior Notes
We have various tranches of senior unsecured notes outstanding as of December 31, 2023. Information regarding these senior notes and the 5.625% Senior Notes, which were not outstanding as of December 31, 2023 (together, the "Senior Notes") is included in the following table. The Senior Notes were issued under the Senior Notes Indentures among the issuers listed in the table below, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named in the respective Senior Notes Indentures.

	5.625% Senior Notes (1)	5.0% Senior Notes	4.375% Senior Notes	3.75% Senior Notes	4.0% Senior Notes	5.875% Senior Notes
Aggregate principal amount	$—	$700,000	$450,000	$750,000	$1,000,000	$500,000
Interest rate	5.625%	5.000%	4.375%	3.750%	4.000%	5.875%
Issue price	100.000%	100.000%	100.000%	100.000%	Various (2)	100.000%
Issuer	STBV	STBV	STI	STI	STBV	STBV
Issue date	October 2014	March 2015	September 2019	August 2020	Various (2)	August 2022
Interest due	May 1	April 1	February 15	February 15	April 15	September 1
Interest due	November 1	October 1	August 15	August 15	October 15	March 1
__________________________
(1)    On December 18, 2023, we redeemed in full the $400.0 million aggregate principal amount outstanding on our 5.625% Senior Notes.
(2)    On March 29, 2021, we issued $750.0 million of 4.0% Senior Notes that were priced at 100.00%. On April 8, 2021, we issued $250.0 million of 4.0% Senior Notes that were priced at 100.75%.
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
Guarantees
The obligations of the issuers of the Senior Notes are guaranteed by STBV and all of its subsidiaries (excluding the company that is the issuer of the relevant Senior Notes) that guarantee the obligations of STI under the Credit Agreement (after giving effect to the release of guarantees pursuant to the Eleventh Amendment and the Thirteenth Amendment discussed below).
On June 23, 2022, we entered into the Eleventh Amendment, which amended the Credit Agreement to, among other things, release the Foreign Guarantors (as defined in the Credit Agreement), excluding STBV, from their obligations to guarantee the obligations of STI and the other Loan Parties (as defined in the Credit Agreement) relating to the Revolving Credit Facility and certain related obligations, subject to an obligation to reinstate such guaranties under certain conditions.
On August 22, 2023, we entered into the Thirteenth Amendment, which amended the Credit Agreement to, among other things, release the Specified Foreign Guarantors from all of their remaining obligations as guarantors and securing parties under the Credit Agreement, subject to an obligation to reinstate the guarantees under certain conditions. The Specified Foreign Guarantors were released from their guaranty obligations with respect to the 5.625% Senior Notes, the 5.0% Senior Notes, the 4.0% Senior Notes, the 5.875% Senior Notes, the 4.375% Senior Notes, and the 3.75% Senior Notes, in each case in accordance with the terms of the relevant indenture pursuant to which such senior notes were issued.
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
Restrictions and Covenants
As of December 31, 2023, STBV and all of its subsidiaries were subject to certain restrictive covenants under the Credit Agreement and the Senior Notes Indentures.
We entered into the Eleventh Amendment and Thirteenth Amendment to the Credit Agreement on June 23, 2022 and August 22, 2023, respectively. These amendments each amended the Credit Agreement to, among other things, modify certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
Under certain circumstances, STBV is permitted to designate a subsidiary as "unrestricted" for purposes of the Credit Agreement, in which case the restrictive covenants thereunder will not apply to that subsidiary; the Senior Notes Indentures do not contain such a permission. STBV has not designated any subsidiaries as unrestricted. The net assets of STBV subject to these restrictions totaled $3.0 billion at December 31, 2023.
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
Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and provided no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer assigned an investment grade rating by either rating agency or an event of default has occurred and is continuing at such time. As of December 31, 2023, none of the Senior Notes were assigned an investment grade rating by either rating agency.
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
Compliance with Financial Covenants
We were in compliance with all of the financial covenants and default provisions associated with our indebtedness as of December 31, 2023 and for the fiscal year then ended.
Accounting for Debt Financing Transactions
In the year ended December 31, 2023, in connection with the early redemption of the 5.625% Senior Notes, we recognized a loss of $4.6 million, which primarily reflects payment of $4.0 million for the "make-whole" premium, with the remaining loss representing the write-off of debt discounts and deferred financing costs. In connection with the prepayment on the Term Loan, we recognized a loss of $0.9 million, representing the write-off of deferred financing costs. These losses are presented in other, net.
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
In the year ended December 31, 2021, in connection with the early redemption of the $750.0 million aggregate principal amount outstanding on the 6.25% senior notes due 2026 (the "6.25% Senior Notes"), we recognized a loss of $30.1 million, which primarily reflects payment of $23.4 million for the early redemption premium, with the remaining loss representing write-off of debt discounts and deferred financing costs. In addition, in connection with the issuance of the 4.0% Senior Notes, we recognized $9.6 million of deferred financing costs, which are presented as a reduction of long-term debt on our consolidated balance sheets and $1.7 million of issuance premiums, which are presented as an addition to long-term debt on our consolidated balance sheets.
Refer to Note 2: Significant Accounting Policies for additional information related to our accounting policies regarding debt financing transactions.
Finance Leases
Refer to Note 17: Leases for additional information related to our finance leases.
Debt Maturities
The aggregate principal amount of each tranche of our Senior Notes is due in full at its maturity date. The Term Loan was paid in full on May 3, 2023. Loans made pursuant to the Revolving Credit Facility must be repaid in full at its maturity date and can be repaid prior to then at par. All letters of credit issued thereunder will terminate at the final maturity of the Revolving Credit Facility unless cash collateralized prior to such time. In accordance with the terms of the Senior Secured Credit Facilities, no amount under the Term Loan, once repaid, may be reborrowed.
The following table presents the remaining mandatory principal repayments of long-term debt, excluding finance lease payments and discretionary repurchases of debt, in each of the years ended December 31, 2024 through 2028 and thereafter.

For the year ended December 31,	Aggregate Maturities
2024	$—
2025	700,000
2026	—
2027	—
2028	—
Thereafter	2,700,000
Total long-term debt principal payments	$3,400,000
15. Commitments and Contingencies
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
Pending Litigation and Claims:
There are no material pending litigation or claims outstanding as of December 31, 2023.
16. Shareholders' Equity
Cash Dividends
In the years ended December 31, 2023 and 2022, we paid cash dividends totaling an aggregate of $71.5 million and $51.1 million, respectively. We did not pay cash dividends in the year ended December 31, 2021.
Foreign Currency Translation
Prior to October 1, 2023, the functional currency of the Company's wholly-owned subsidiaries in China was the USD. Effective October 1, 2023, as a result of significant changes in economic facts and circumstances in the operations of our China foreign entities, the functional currency of the Company's wholly-owned subsidiaries in China changed to the CNY. The changes in economic facts and circumstances caused a permanent change to our strategy in China toward a more self-contained model, making China the primary economic environment in which these subsidiaries operate. This change was accounted for prospectively and does not impact prior period financial statements.
As a result of this change, on October 1, 2023, we recorded an adjustment in other comprehensive income attributable to the current-rate translation of non-monetary assets as of that date in accordance with FASB ASC Topic 830. In addition, in the fourth quarter of 2024, we started recording an adjustment to translate these subsidiaries' financial statements from CNY to USD (our reporting currency). These adjustments are included in other comprehensive income and are presented under the heading Accumulated Other Comprehensive Income/(Loss) below.
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board of Directors at any time, including with respect to the authorized amount under the programs. Under these programs, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions were completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. Ordinary shares repurchased by us are recognized, measured at cost, and presented as treasury shares on our consolidated balance sheets, resulting in a reduction of shareholders' equity.
In July 2019 our Board of Directors authorized a $500.0 million ordinary share repurchase program (the "July 2019 Program"). During the year ended December 31, 2021, we repurchased approximately 0.8 million ordinary shares under the July 2019 Program for $47.8 million (an average price of $59.28 per share).
In January 2022, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the July 2019 Program. During the years ended December 31, 2023 and 2022, we repurchased approximately 1.5 million and 6.3 million ordinary shares, respectively, for $60.3 million and $292.3 million, respectively, (an average price of $40.80 and $46.08 per share, respectively), under the January 2022 Program.
On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the January 2022 Program, effective on October 1, 2023. Sensata’s shareholders had previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program. Approximately $164.2 million remained available for repurchase under the January 2022 Program on September 30, 2023. During the year ended December 31, 2023, we repurchased approximately 0.8 million ordinary shares under the September 2023 Program for $28.1 million (an average price of $33.83 per share). As of December 31, 2023, approximately $471.9 million remained available under the September 2023 Program.

Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2020	$(6,733)	$(42,802)	$—	$(49,535)
Pre-tax current period change	31,671	8,145	—	39,816
Income tax effect	(8,107)	(1,734)	—	(9,841)
Balance as of December 31, 2021	16,831	(36,391)	—	(19,560)
Pre-tax current period change	(1,571)	5,311	—	3,740
Income tax effect	405	(849)	—	(444)
Balance as of December 31, 2022	15,665	(31,929)	—	(16,264)
Pre-tax current period change	2,492	4,864	21,390	28,746
Income tax effect	(644)	(1,434)	(442)	(2,520)
Balance as of December 31, 2023	$17,513	$(28,499)	$20,948	$9,962
The components of other comprehensive income, net of tax, for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the year ended December 31,
	2023				2022			2021
	Cash Flow Hedges	Pension	CTA	Total	Cash Flow Hedges	Pension	Total	Cash Flow Hedges	Pension	Total
Other comprehensive income/(loss) before reclassifications	$30,490	$2,033	$20,948	$53,471	$37,957	$1,597	$39,554	$23,883	$(30)	$23,853
Amounts reclassified from accumulated other comprehensive income/(loss)	(28,642)	1,397	—	(27,245)	(39,123)	2,865	(36,258)	(319)	6,441	6,122
Other comprehensive income/(loss)	$1,848	$3,430	$20,948	$26,226	$(1,166)	$4,462	$3,296	$23,564	$6,411	$29,975
The amounts reclassified from accumulated other comprehensive income/(loss) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Income/(Loss)
	For the year ended December 31,			Affected Line in Consolidated Statements of Operations
	2023	2022	2021
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(17,120)	$(46,183)	$9,281	Net revenue (1)
Foreign currency forward contracts	(21,481)	(6,543)	(9,707)	Cost of revenue (1)
Total, before taxes	(38,601)	(52,726)	(426)	Income before taxes
Income tax effect	9,959	13,603	107	Provision for income taxes
Total, net of taxes	$(28,642)	$(39,123)	$(319)	Net (loss)/income

Defined benefit and retiree healthcare plans	$1,942	$3,844	$8,268	Other, net
Income tax effect	(545)	(979)	(1,827)	Provision for income taxes
Total, net of taxes	$1,397	$2,865	$6,441	Net (loss)/income
__________________________
(1)    Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to amounts to be reclassified from accumulated other comprehensive income/(loss) in future periods.

17. Leases
The table below shows right-of-use asset and lease liability amounts and the financial statement line item in which those amounts are presented:

	As of December 31,
	2023	2022
Operating lease right-of-use assets:
Other assets	$40,223	$42,836
Total operating lease right-of-use assets	$40,223	$42,836
Operating lease liabilities:
Accrued expenses and other current liabilities	$11,458	$9,971
Other long-term liabilities	29,288	32,721
Total operating lease liabilities	$40,746	$42,692
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$44,852	$49,714
Accumulated depreciation	(28,875)	(29,442)
Property, plant and equipment, net	$15,977	$20,272
Finance lease liabilities:
Current portion of long-term debt and finance lease obligations	$2,276	$1,841
Finance lease obligations, less current portion	22,949	24,742
Total finance lease liabilities	$25,225	$26,583
The table below presents the lease liabilities arising from obtaining right-of-use assets in the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Operating leases	$1,152	$4,230
Finance leases	$0	$284
The table below presents our total lease cost for the years ended December 31, 2023, 2022, and 2021 (short-term and variable lease cost was not material for any of the years presented):

	For the year ended December 31,
	2023	2022	2021
Operating lease cost	$15,215	$14,900	$15,529

Finance lease cost:
Amortization of right-of-use assets	$1,460	$1,621	$1,714
Interest on lease liabilities	2,200	2,339	2,477
Total finance lease cost	$3,660	$3,960	$4,191
The table below presents the cash paid related to our operating and finance leases for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Operating cash outflow related to operating leases	$15,374	$15,498	$15,173
Operating cash outflow related to finance leases	$2,016	$2,119	$2,372
Financing cash outflow related to finance leases	$1,460	$2,423	$1,806

The table below presents the weighted-average remaining lease term of our operating and finance leases (in years) as of December 31, 2023, 2022, and 2021:

	2023	2022	2021
Operating leases	6.0	6.5	7.2
Finance leases	9.3	10.1	11.1
The table below presents our weighted-average discount rate as of December 31, 2023, 2022, and 2021:

	2023	2022	2021
Operating leases	5.6%	5.2%	5.6%
Finance leases	8.7%	8.7%	8.6%
The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of December 31, 2023:

Year ending December 31,	Operating Leases	Finance Leases
2024	$13,692	$4,184
2025	11,165	3,871
2026	6,318	3,930
2027	4,120	3,994
2028	2,985	3,809
Thereafter	11,852	17,577
Total undiscounted cash flows related to lease liabilities	50,132	37,365
Less imputed interest	(9,386)	(12,140)
Total lease liabilities	$40,746	$25,225
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

Measured on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are shown in the below table.

	As of December 31,
	2023	2022
Assets measured at fair value:
Cash equivalents (Level 1)	$138,749	$860,034
Foreign currency forward contracts (Level 2)	28,871	31,126
Commodity forward contracts (Level 2)	1,457	4,181
Total assets measured at fair value	$169,077	$895,341
Liabilities measured at fair value:
Foreign currency forward contracts (Level 2)	$8,996	$9,866
Commodity forward contracts (Level 2)	795	4,671
Total liabilities measured at fair value	$9,791	$14,537
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. As of December 31, 2023 and 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
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
Upon completion of the merger, our investment in Quanergy was $75.1 million, consisting of a $50.0 million investment in common shares converted from the Series B Investment, a $7.5 million private investment in public equity, and 2.5 million warrants with a fair value of $17.6 million, each of which represented the right to purchase one common share of Quanergy at a price of $0.01 per share. We converted these warrants to common shares in the year ended December 31, 2022.
On October 6, 2022, Quanergy executed a 1-to-20 reverse stock split. Upon execution of the reverse stock split, our holdings of Quanergy common stock declined to approximately 0.4 million shares. As of December 31, 2022, we had marked the full investment in Quanergy to approximately zero, resulting in a mark-to-market loss of $75.1 million in the year ended December 31, 2022, which was recorded in other, net. As of December 31, 2023, the fair value of the investment is zero. Refer to Note 6: Other, Net for details of the components of other, net.

Measured on a Nonrecurring Basis
We evaluated our goodwill for impairment as of October 1, 2023. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information. Based on this analysis, which used the discounted cash flow method, and, when applicable, a market multiples approach using comparable companies, we determined that as of October 1, 2023, goodwill related to our Insights reporting unit was impaired. As a result, we recorded a $321.7 million non-cash goodwill impairment charge in the fourth quarter of 2023, representing the entire goodwill balance allocated to Insights. This impairment was driven by a lower long-range financial forecast resulting from the impact of restructuring actions taken in the third and fourth quarters of 2023 and consequent business decisions regarding our level of investment in Insights in future years considering Sensata’s focus on electrification. Other valuation assumptions for the Insights reporting unit valuation that are impacted by macroeconomic factors also contributed to the impairment. No other reporting units were impaired. As of December 31, 2023, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or other indefinite-lived intangible assets.
In July 2022, we sold the Qinex Business. We allocated goodwill to the Qinex Business based on its fair value relative to the total fair value of the Industrial Solutions reporting unit. Refer to Note 11: Goodwill and Other Intangible Assets, Net and Note 21: Acquisitions and Divestitures for additional information.
In the three months ended June 30, 2023, we exited the Spear Marine Business, as discussed further in Note 5: Restructuring and Other Charges, Net. We considered the exit of the Spear Marine Business and determined that goodwill related to the Clean Energy Solutions reporting unit was not impaired as of the date of the exit.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2023 and 2022. All fair value measures presented are categorized within Level 2 of the fair value hierarchy.

	As of December 31,
	2023		2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Term Loan	$—	$—	$446,834	$443,483
5.625% Senior Notes	$—	$—	$400,000	$398,000
5.0% Senior Notes	$700,000	$694,750	$700,000	$684,250
4.375% Senior Notes	$450,000	$415,125	$450,000	$400,500
3.75% Senior Notes	$750,000	$656,250	$750,000	$626,250
4.0% Senior Notes	$1,000,000	$920,000	$1,000,000	$875,000
5.875% Senior Notes	$500,000	$495,000	$500,000	$473,750
__________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
We also hold trade accounts receivables and payables, for which the fair value approximates the carrying value due to their short-term nature.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values, for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
As of December 31, 2023 and 2022, we held equity investments under the measurement alternative of $18.3 million and $15.0 million, respectively, which are presented in other assets in the consolidated balance sheets. There were no impairments or changes resulting from observable transactions for any of these investments and no adjustments were made to their carrying values.
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
Foreign Currency Risk
We are exposed to fluctuations in the values of certain foreign currencies relative to the functional currency of a given entity. We enter into forward contracts to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on forecasted sales and certain manufacturing costs. We also have outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities, which are not designated for hedge accounting treatment in accordance with FASB ASC Topic 815.
For each of the years ended December 31, 2023, 2022, and 2021, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of December 31, 2023, we estimate that $20.6 million of net gains will be reclassified from accumulated other comprehensive income/(loss) to earnings during the twelve-month period ending December 31, 2024.
As of December 31, 2023, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
43.0 EUR	December 21, 2023	January 31, 2024	Euro ("EUR") to USD	1.10 USD	Not designated
390.0 EUR	Various from February 2022 to December 2023	Various from January 2024 to December 2025	EUR to USD	1.10 USD	Cash flow hedge
808.0 CNY	December 21, 2023	January 31, 2024	USD to CNY	7.08 CNY	Not designated
160.0 JPY	December 21, 2023	January 31, 2024	USD to Japanese Yen ("JPY")	141.44 JPY	Not designated
29,224.7 KRW	Various from February 2022 to December 2023	Various from January 2024 to November 2025	USD to Korean Won ("KRW")	1,283.82 KRW	Cash flow hedge
21.0 MYR	December 21, 2023	January 31, 2024	USD to Malaysian Ringgit ("MYR")	4.62 MYR	Not designated
183.0 MXN	December 21, 2023	January 31, 2024	USD to Mexican Peso ("MXN")	17.17 MXN	Not designated
4,480.0 MXN	Various from February 2022 to December 2023	Various from January 2024 to December 2025	USD to MXN	19.84 MXN	Cash flow hedge
61.9 GBP	Various from February 2022 to December 2023	Various from January 2024 to December 2025	British Pound Sterling ("GBP") to USD	1.23 USD	Cash flow hedge
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
As of December 31, 2023, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	682,292 troy oz.	January 2024 to September 2025	$23.87
Copper	6,530,830 pounds	January 2024 to September 2025	$3.88

Financial Instrument Presentation
The following table presents the fair value of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2023 and 2022:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31,		Balance Sheet Location	As of December 31,
		2023	2022		2023	2022
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$25,176	$27,114	Accrued expenses and other current liabilities	$6,746	$6,586
Foreign currency forward contracts	Other assets	3,554	3,763	Other long-term liabilities	1,806	3,280
Total		$28,730	$30,877		$8,552	$9,866
Derivatives not designated as hedging instruments:
Commodity forward contracts	Prepaid expenses and other current assets	$1,314	$2,542	Accrued expenses and other current liabilities	$719	$4,066
Commodity forward contracts	Other assets	143	1,639	Other long-term liabilities	76	605
Foreign currency forward contracts	Prepaid expenses and other current assets	141	249	Accrued expenses and other current liabilities	444	—
Total		$1,598	$4,430		$1,239	$4,671
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 18: Fair Value Measures for additional information related to the categorization of these fair value measurements within the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2023 and 2022:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net (Loss)/Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net (Loss)/Income
	For the year ended December 31,			For the year ended December 31,
	2023	2022		2023	2022
Foreign currency forward contracts	$(1,018)	$39,173	Net revenue	$17,120	$46,183
Foreign currency forward contracts	$42,111	$11,982	Cost of revenue	$21,481	$6,543

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net (Loss)/Income		Location of (Loss)/Gain Recognized in Net (Loss)/Income
	For the year ended December 31,
	2023	2022
Commodity forward contracts	$(2,762)	$(3,350)	Other, net
Foreign currency forward contracts	$4,237	$4,324	Other, net
Credit risk related contingent features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2023, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $9.9 million. As of December 31, 2023, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

20. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. The Performance Sensing reportable segment consists of two operating segments, Automotive and HVOR, each of which meet the criteria for aggregation in FASB ASC Topic 280. The Sensing Solutions reportable segment is also an operating segment. Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, restructuring charges, certain costs associated with our strategic growth trend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies.
The Performance Sensing segment serves the automotive and HVOR industries through the development and manufacture of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), and exhaust management. These products are used in subsystems that, among other things, improve operating performance and efficiency and contribute to environmentally sustainable and safe solutions.
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
Some of the products and solutions the segment sells include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, power inverters, charge controllers, battery management systems, operator controls, and power conversion systems. Sensing Solutions products perform many functions, including prevention of damage from excess heat or electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from direct current power to alternating current power.

The following table presents net revenue and segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the years ended December 31, 2023, 2022, and 2021. The net revenue and segment operating income amounts previously reported in the table below for the years ended December 31, 2022 and 2021 have been retrospectively recast to reflect the move of the material handling products between operating segments as described above.

	For the year ended December 31,
	2023	2022	2021
Net revenue:
Performance Sensing	$3,002,728	$2,920,393	$2,801,226
Sensing Solutions	1,051,355	1,108,869	1,019,580
Total net revenue	$4,054,083	$4,029,262	$3,820,806
Segment operating income (as defined above):
Performance Sensing	$744,246	$728,308	$758,129
Sensing Solutions	299,032	323,347	312,293
Total segment operating income	1,043,278	1,051,655	1,070,422
Corporate and other	(633,242)	(294,429)	(288,111)
Amortization of intangible assets	(173,860)	(153,787)	(134,129)
Restructuring and other charges, net	(54,500)	66,700	(14,942)
Operating income	181,676	670,139	633,240
Interest expense	(182,184)	(195,565)	(182,582)
Interest income	31,324	16,746	3,291
Other, net	(12,974)	(94,618)	(40,032)
Income before taxes	$17,842	$396,702	$413,917
No customer exceeded 10% of our net revenue in any of the periods presented.
The following table presents net revenue by product category for the years ended December 31, 2023, 2022, and 2021:

	Performance Sensing	Sensing Solutions	For the year ended December 31,
			2023	2022	2021
Net revenue:
Sensors	X	X	$2,991,525	$2,887,063	$2,952,485
Electrical protection	X	X	677,949	710,483	635,141
Other	X	X	384,609	431,716	233,180
Net revenue			$4,054,083	$4,029,262	$3,820,806
The following table presents depreciation and amortization expense for our reportable segments for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Depreciation and amortization:
Performance Sensing	$100,012	$97,063	$91,591
Sensing Solutions	16,356	16,380	16,334
Corporate and other (1)	190,597	167,528	151,163
Total depreciation and amortization	$306,965	$280,971	$259,088
__________________________
(1)Included within corporate and other is depreciation expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., PP&E and inventories), amortization of intangible assets, and accelerated depreciation recognized in connection with restructuring actions. We do not allocate these amounts to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for our reportable segments as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Assets:
Performance Sensing	$2,029,982	$1,747,768
Sensing Solutions	409,162	631,052
Corporate and other (1)	5,241,843	6,377,400
Total assets	$7,680,987	$8,756,220
__________________________
(1)The following is included within corporate and other as of December 31, 2023 and 2022: goodwill of $3,542.8 million and $3,911.2 million, respectively; other intangible assets, net of $883.7 million and $999.7 million, respectively; cash and cash equivalents of $508.1 million and $1,225.5 million, respectively; and PP&E, net of $50.5 million and $43.3 million, respectively. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to PP&E and capitalized software for our reportable segments for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$131,864	$110,101	$104,220
Sensing Solutions	20,878	19,681	20,559
Corporate and other	31,867	20,282	19,624
Total additions to property, plant and equipment and capitalized software	$184,609	$150,064	$144,403
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the years ended December 31, 2023, 2022, and 2021. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the year ended December 31,
	2023	2022	2021
Net revenue:
Americas	$1,825,012	$1,705,222	$1,450,658
Europe	1,066,100	1,045,031	1,003,204
Asia and rest of world	1,162,971	1,279,009	1,366,944
Net revenue	$4,054,083	$4,029,262	$3,820,806

	For the year ended December 31,
	2023	2022	2021
Net revenue:
United States	$1,678,457	$1,563,616	$1,311,878
China	724,737	818,974	871,667
The Netherlands	904,176	810,069	621,658
Korea	168,600	159,239	191,045
United Kingdom	105,205	119,109	120,686
All other	472,908	558,255	703,872
Net revenue	$4,054,083	$4,029,262	$3,820,806

The following tables present PP&E, net, by geographic area and by significant country as of December 31, 2023 and 2022. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	As of December 31,
	2023	2022
Property, plant and equipment, net:
Americas	$318,562	$283,189
Europe	158,445	168,271
Asia and rest of world	409,003	389,359
Property, plant and equipment, net	$886,010	$840,819

	As of December 31,
	2023	2022
Property, plant and equipment, net:
United States	$120,736	$111,270
China	305,647	294,408
Mexico	197,672	171,749
Bulgaria	119,413	127,171
United Kingdom	28,140	29,640
Malaysia	98,694	90,584
All other	15,708	15,997
Property, plant and equipment, net	$886,010	$840,819
21. Acquisitions and Divestitures
Acquisitions
The following discussion relates to our acquisitions during the year ended December 31, 2022. There were no acquisitions in the year ended December 31, 2023. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional discussion of our consolidated goodwill and other intangible assets, net balances.
Elastic M2M
On February 11, 2022, we acquired all of the equity interests of Elastic M2M, Inc. ("Elastic M2M") for an aggregate cash purchase price of $51.6 million, subject to certain post-closing items. In addition to the aggregate cash purchase price, the previous shareholders of Elastic M2M were entitled to up to $30.0 million of additional acquisition-related incentive compensation, which was pending the completion of certain technical milestones in fiscal year 2022 and achievement of financial targets in fiscal years 2022 and 2023. All technical milestones were completed in fiscal year 2022. In the years ended December 31, 2023 and 2022, we recognized $5.3 million and $24.7 million of that acquisition-related incentive compensation in restructuring and other charges, net.
Elastic M2M is an innovator of connected intelligence for operational assets across heavy-duty transport, warehouse, supply chain and logistics, industrial, light-duty passenger car, and a variety of other industry segments. Elastic M2M primarily serves telematics service providers and resellers, enabling them to leverage Elastic M2M’s cloud platform and analytics capabilities to deliver sensor-based operational insights to their end users. This acquisition augments our cloud capabilities critical to delivering actionable sensor-based insights. We are integrating Elastic M2M into the Performance Sensing reportable segment.

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
Dynapower
On July 12, 2022, we completed the acquisition of all of the equity interests of DP Acquisition Corp ("Dynapower"), a leader in power conversion systems, including inverters, converters, and rectifiers, for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications, for an aggregate cash purchase price of $577.5 million, subject to certain post-closing items. Dynapower also provides aftermarket sales and service to maintain its equipment in the field. Dynapower is a foundational addition to our Clean Energy Solutions strategy and complements our recent acquisitions of GIGAVAC, Lithium Balance, and Spear. We are integrating Dynapower into our Sensing Solutions reportable segment.
We recorded measurement period adjustments in the three months ended June 30, 2023 that predominantly reflected an updated valuation of definite-lived intangible assets. Accordingly, definite-lived intangible assets in the three months ended June 30, 2023 increased $57.2 million (primarily customer relationships). Along with other adjustments, including the associated deferred income tax liability on acquired intangibles, goodwill decreased $41.0 million as a result of these adjustments. Other measurement period adjustments recorded in the year ended December 31, 2023 were not material.

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
Closing occurred in July 2022, at which time assets of approximately $70 million (including allocated goodwill of $45 million) and liabilities of approximately $2 million transferred to LTI. Transferred assets and liabilities excluded inventories and accounts payable, which transferred to LTI at the end of the Transition Period. We received cash consideration of $198.8 million at Closing. Cash consideration received at Closing excluded amounts held in escrow until various milestones were met through the Transition Period. We received an additional $5.0 million in August 2022 following fulfillment of a portion of our TSA obligations. In the three months ended June 30, 2023, we received an escrow payment of $15.0 million, which included $10.0 million (presented in cash flows from operating activities) related to the transfer of inventory. Approximately $4.0 million remains in escrow as of December 31, 2023.
In the twelve months ended December 31, 2022, we recognized a pre-tax gain of approximately $135.1 million and transaction-related charges of approximately $8.2 million related to this transaction. The gain on sale and transaction-related charges are each presented in restructuring and other charges, net in our consolidated statements of operations for the year ended December 31, 2022. Refer to Note 5: Restructuring and Other Charges, Net for additional information.
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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Balance Sheets
(In thousands)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$328	$1,227
Accounts receivable from subsidiaries	11,394	8,291
Notes receivable from subsidiaries	135,003	203,844
Prepaid expenses and other current assets	1,797	1,998
Total current assets	148,522	215,360
Deferred income tax assets	343	436
Investment in subsidiaries	2,971,636	2,911,358
Total assets	$3,120,501	$3,127,154
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$694	$1,075
Accounts payable to subsidiaries	7,446	13,814
Intercompany interest payable	1,111	—
Accrued expenses and other current liabilities	2,376	1,458
Total current liabilities	11,627	16,347
Long-term intercompany debt	112,598	—
Total liabilities	124,225	16,347
Total shareholders’ equity	2,996,276	3,110,807
Total liabilities and shareholders’ equity	$3,120,501	$3,127,154

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2023	2022	2021
Net revenue	$—	$—	$—
Operating costs and expenses	14,709	15,489	13,687
Loss from operations	(14,709)	(15,489)	(13,687)
Intercompany dividend income	—	400,000	200,000
Intercompany interest income/(expense), net	6,537	140	(315)
Other intercompany, net	(14)	859	—
Other, net	(3,683)	141	(215)
Net (loss)/income before income taxes and equity in net income of subsidiaries	(11,869)	385,651	185,783
Benefit from income taxes	2,473	2,738	2,134
Net (loss)/income before equity in net income of subsidiaries	(9,396)	388,389	187,917
Equity in net income/(loss) of subsidiaries, net of tax	5,487	(77,704)	175,663
Net (loss)/income	(3,909)	310,685	363,580
Subsidiaries' other comprehensive income	26,226	3,296	29,975
Comprehensive income	$22,317	$313,981	$393,555

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(15,510)	$(9,455)	$(15,959)
Cash flows from investing activities:
Intercompany loans	112,598	—	(224,972)
Cash dividends received from subsidiary	—	400,000	200,000
Net cash provided by/(used in) investing activities	112,598	400,000	(24,972)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	5,346	22,803	26,290
Proceeds from/(payments on) intercompany borrowings	68,888	(62,108)	72,726
Dividends paid	(71,543)	(51,072)	—
Payments to repurchase ordinary shares	(88,398)	(292,274)	(47,843)
Payments of employee restricted stock tax withholdings	(12,280)	(8,525)	(9,048)
Net cash (used in)/provided by financing activities	(97,987)	(391,176)	42,125
Net change in cash and cash equivalents	(899)	(631)	1,194
Cash and cash equivalents, beginning of year	1,227	1,858	664
Cash and cash equivalents, end of year	$328	$1,227	$1,858

The accompanying notes are an integral part of these condensed financial statements.

1. Basis of Presentation and Description of Business
Sensata Technologies Holding plc (Parent Company)—Schedule I—Condensed Financial Information of Sensata Technologies Holding plc ("Sensata plc"), included in this Annual Report on Form 10-K (this "Report"), provides all parent company information that is required to be presented in accordance with the U.S. Securities and Exchange Commission ("SEC") rules and regulations for financial statement schedules. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by the SEC. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto of Sensata plc and subsidiaries (the "Consolidated Financial Statements"), which are included elsewhere in this Report.
Investments in subsidiaries are accounted for using the equity method of accounting. The income and losses attributable to subsidiaries is reported on a net basis as equity income in earnings of subsidiaries.
All U.S. dollar amounts presented except per share amounts are stated in thousands, unless otherwise indicated.
2. Debt
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
3. Commitments and Contingencies
For a discussion of the commitments and contingencies of the subsidiaries of Sensata plc, refer to Note 15: Commitments and Contingencies of the Consolidated Financial Statements included elsewhere in this Report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
		Charged, Net of Reversals, to Expenses/Against Revenue
For the year ended December 31, 2023
Accounts receivable allowances	$24,246	$9,027	$(4,293)	$28,980
For the year ended December 31, 2022
Accounts receivable allowances	$17,003	$8,531	$(1,288)	$24,246
For the year ended December 31, 2021
Accounts receivable allowances	$19,033	$(813)	$(1,217)	$17,003

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As disclosed in our Current Report on Form 8-K filed on February 27, 2023, we engaged Deloitte & Touche LLP, ("Deloitte"), as our new independent registered public accounting firm, effective February 23, 2023, to audit our financial statements starting with the fiscal year ending December 31, 2023, and dismissed Ernst & Young LLP, ("E&Y"), as our independent registered accounting firm. The decision to change our independent registered accounting firm was approved by the Audit Committee of the Board.
During the fiscal years ending December 31, 2021 and December 31, 2022, as well as during the subsequent interim period through February 23, 2023, there were (1) no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described in Management’s Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Although these material weaknesses did not result in a material misstatement to our consolidated financial statements, they have been identified as material weaknesses because there is a possibility that they could lead to a material misstatement of account balances or disclosures.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective due to the identification of the material weaknesses described below.
As of December 31, 2023, the Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company’s control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
These material weaknesses did not result in a material misstatement to the Company’s consolidated financial statements.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Swindon, United Kingdom
February 29, 2024

Changes in Internal Control over Financial Reporting
Other than the material weaknesses noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation Plan
Management is in the process of developing a remediation plan, which could include:
•The engagement of third-party consultants to evaluate and help formalize internal controls design and framework;
•The completion of a risk assessment to determine areas within the internal control structure to strengthen, document and execute.
•The augmentation, reorganization or replacement of personnel where necessary to ensure appropriate levels of knowledge and execution to support internal control structure assessment, design and execution.
Management is committed to the remediation of these material weaknesses and expects to successfully implement enhanced control processes. However, as management continues to evaluate and work to improve our internal control over financial reporting, it may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, management cannot assure you when these material weaknesses will be remediated, that additional actions will not be required to remediate the material weaknesses, or the costs of any such additional actions.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sensata Technologies Holding plc and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: The Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company’s control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in the Americas Accounting and Shared Services teams located in Mexico. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 29, 2024

ITEM 9B.OTHER INFORMATION
On November 7, 2023, Paul Vasington retired as Executive Vice President, Chief Financial Officer and ceased being an officer for purposes of Section 16 of the Exchange Act. On November 16, 2023, Mr. Vasington's "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K, entered on March 1, 2023, was terminated.
On November 9, 2023, Jeff Cote, Chief Executive Officer and President, an officer for purposes of Section 16 of the Exchange Act, entered into a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K. This arrangement was entered into during an open trading window and provides for the potential sale of up to 100,000 ordinary shares contingent on attainment of certain price per share of our common stock. The earliest sell date is February 7, 2024 and the plan will terminate upon the earlier of June 30, 2025 or the date all ordinary shares under the plan are sold. In addition, Mr. Cote may terminate the plan at any time.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities all employees, officers, directors, consultants, and contractors of or to Sensata and its subsidiaries, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Report.
Other information required by this Item 10 is incorporated herein by reference from the Definitive Proxy Statement of Sensata Technologies Holding plc (the "Company"), to be filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") within 120 days of the Company's fiscal year ended December 31, 2023.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2023.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2023.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2023.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2023.

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

4.1
Indenture, dated as of October 14, 2014, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.2	Form of 5.625% Senior Note due 2024 (included as Exhibit A to Exhibit 4.1).

4.3
Indenture, dated as of March 26, 2015, among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.5 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.4	Form of 5.0% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.3).

4.5
Indenture, dated as of September 20, 2019, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.6	Form of 4.375% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.5).

4.7
Description of Sensata Technologies Holding plc Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.15 of the Registrant's Annual Report on Form 10-K filed on February 11, 2020).

4.8
Indenture, dated as of August 17, 2020, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as the Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.10 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.9	Form of 3.750% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.8).

4.10
Indenture dated as of March 29, 2021 among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.12 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.11	Form of 4.0% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.10).

4.12
Indenture, dated as of August 29, 2022, among Sensata Technologies B.V., the Guarantors named therein, and the Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.14 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023.

4.13	Form of 5.875% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.12).

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

10.29
Securities Purchase Agreement, dated February 11, 2021, by and among Xirgo Technologies Intermediate Holdings, LLC, Xirgo Holdings, Inc., the Persons, Sellers, and Option Holder Identified Herein, Sensata Technologies, Inc., and the Seller Representative Identified Herein (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K filed on February 12, 2021).

10.30	Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.31
Form of Award Agreement for Restricted Stock Units for Directors under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.32
Employment agreement between Juan Picon and Sensata Technologies, Inc., dated December 1, 2021 (incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K filed on February 10, 2022). †

10.33
Stock Purchase Agreement between Dynapower Holdings, LLC and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022).

10.34
Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022). †

10.35
Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022). †

10.36
Second Amended and Restated Employment Agreement between George Verras and Sensata Technologies, Inc., dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2022). †

10.37
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

10.38
Amendment No. 12 to Credit Agreement, dated as of January 4, 2023, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies Inc., Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023.

10.39
Separation and Release of Claims Agreement between Juan Picon and STI dated March 17, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 17, 2023). †

10.40
Employment agreement between Jennifer Slater and Sensata Technologies, Inc., dated April 1, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.41
Employment agreement between Brian Wilkie and Sensata Technologies, Inc., dated April 1, 2023. (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.42
Amended and Restated Employment agreement between Lynne Caljouw and Sensata Technologies, Inc., dated January 1, 2023 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.43
Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.44
Separation and Release of Claims Agreement between Hans Lidforss and Sensata Technologies, Inc., dated April 28, 2023 (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.45
Amendment No. 13 to Credit Agreement and Amendment No. 3 to Foreign Guaranty, dated as of August 22, 2023, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 28, 2023).

10.46
Letter Agreement, dated October 26, 2023, between Paul S. Vasington and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 31, 2023).†

10.47
Employment Agreement, dated October 26, 2023, between Brian K. Roberts and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 31, 2023).†

16.1
Ernst & Young LLP letter to the U.S. Securities and Exchange Commission dated February 27, 2023 (incorporated by reference to exhibit 16.1 of the Registrant's Current Report on Form 8-K filed on February 27, 2023)

19.1	Sensata Technologies Holding plc Insider Trading Policy. *

21.1	Subsidiaries of Sensata Technologies Holding plc. *

23.1	Consent of Deloitte & Touche LLP. *

23.2	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Sensata Technologies Holding plc Clawback Policy. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SENSATA TECHNOLOGIES HOLDING PLC

/s/ JEFF COTE
By:	Jeff Cote
Its:	Chief Executive Officer and President

Date:	February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFF COTE	Chief Executive Officer, President, and Director	February 29, 2024
Jeff Cote	(Principal Executive Officer)

/s/ BRIAN ROBERTS	Executive Vice President and Chief Financial Officer	February 29, 2024
Brian Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREW TEICH	Chairman of the Board of Directors	February 29, 2024
Andrew Teich

/s/ JOHN ABSMEIER	Director	February 29, 2024
John Absmeier

/s/ DANIEL BLACK	Director	February 29, 2024
Daniel Black

/s/ LORRAINE BOLSINGER	Director	February 29, 2024
Lorraine Bolsinger

/s/ CONSTANCE SKIDMORE	Director	February 29, 2024
Constance Skidmore

/s/ STEVEN SONNENBERG	Director	February 29, 2024
Steven Sonnenberg

/s/ MARTHA SULLIVAN	Director	February 29, 2024
Martha Sullivan

/s/ JUGAL VIJAYVARGIYA	Director	February 29, 2024
Jugal Vijayvargiya

/s/ STEPHEN ZIDE	Director	February 29, 2024
Stephen Zide

/s/ JEFF COTE	Authorized Representative in the United States	February 29, 2024
Jeff Cote