Form 10-Q
period 2024-03-31
Sensata Technologies Holding plc
filed 2024-04-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2024, 150,738,907 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$460,359	$508,104
Accounts receivable, net of allowances of $21,851 and $28,980 as of March 31, 2024 and December 31, 2023, respectively	760,092	744,129
Inventories	720,628	713,485
Prepaid expenses and other current assets	157,441	136,686
Total current assets	2,098,520	2,102,404
Property, plant and equipment, net	883,851	886,010
Goodwill	3,542,725	3,542,770
Other intangible assets, net of accumulated amortization of $2,561,367 and $2,522,760 as of March 31, 2024 and December 31, 2023, respectively	845,555	883,671
Deferred income tax assets	127,491	131,527
Other assets	117,808	134,605
Total assets	$7,615,950	$7,680,987
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, finance lease and other financing obligations	$2,340	$2,276
Accounts payable	469,342	482,301
Income taxes payable	33,762	32,139
Accrued expenses and other current liabilities	288,525	307,002
Total current liabilities	793,969	823,718
Deferred income tax liabilities	361,172	359,073
Pension and other post-retirement benefit obligations	38,053	38,178
Finance lease obligations, less current portion	22,587	22,949
Long-term debt, net	3,375,511	3,373,988
Other long-term liabilities	49,824	66,805
Total liabilities	4,641,116	4,684,711
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 175,839 and 175,832 shares issued as of March 31, 2024 and December 31, 2023, respectively	2,249	2,249
Treasury shares, at cost, 25,365 and 25,090 shares as of March 31, 2024 and December 31, 2023, respectively	(1,223,212)	(1,213,160)
Additional paid-in capital	1,837,647	1,901,621
Retained earnings	2,353,440	2,295,604
Accumulated other comprehensive income	4,710	9,962
Total shareholders' equity	2,974,834	2,996,276
Total liabilities and shareholders' equity	$7,615,950	$7,680,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Net revenue	$1,006,709	$998,175
Operating costs and expenses:
Cost of revenue	689,260	670,471
Research and development	45,314	45,939
Selling, general and administrative	88,046	86,150
Amortization of intangible assets	38,515	40,774
Restructuring and other charges, net	782	5,999
Total operating costs and expenses	861,917	849,333
Operating income	144,792	148,842
Interest expense	(38,395)	(48,791)
Interest income	3,738	8,700
Other, net	(11,544)	1,392
Income before taxes	98,591	110,143
Provision for income taxes	22,570	23,726
Net income	$76,021	$86,417
Basic net income per share	$0.51	$0.57
Diluted net income per share	$0.50	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Net income	$76,021	$86,417
Other comprehensive (loss)/income:
Cash flow hedges	9,242	2,807
Defined benefit and retiree healthcare plans	227	393
Cumulative translation adjustment	(14,721)	—
Other comprehensive (loss)/income	(5,252)	3,200
Comprehensive income	$70,769	$89,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$76,021	$86,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,523	30,948
Amortization of debt issuance costs	1,562	1,734
Gain on sale of business	—	(5,877)
Share-based compensation	8,133	7,206
Loss on debt financing	—	485
Amortization of intangible assets	38,515	40,774
Deferred income taxes	2,574	6,491
Loss on equity investments, net	13,287	—
Unrealized (gain)/loss on derivative instruments and other	(4,184)	3,107
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(19,156)	(17,370)
Inventories	(8,677)	(13,687)
Prepaid expenses and other current assets	(8,920)	(19,668)
Accounts payable and accrued expenses	(29,447)	(27,586)
Income taxes payable	1,809	6,882
Other	1,447	32
Acquisition-related compensation payments	—	(3,000)
Net cash provided by operating activities	106,487	96,888
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(42,130)	(36,882)
Proceeds from the sale of business, net of cash sold	—	14,000
Net cash used in investing activities	(42,130)	(22,882)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	—	2,762
Payment of employee restricted stock tax withholdings	(129)	(123)
Payments on debt	(279)	(250,944)
Dividends paid	(18,056)	(16,777)
Payments to repurchase ordinary shares	(10,052)	—
Purchase of noncontrolling interest in joint venture	(79,393)	—
Payments of debt financing costs	(39)	(308)
Net cash used in financing activities	(107,948)	(265,390)
Effect of exchange rate changes on cash and cash equivalents	(4,154)	—
Net change in cash and cash equivalents	(47,745)	(191,384)
Cash and cash equivalents, beginning of year	508,104	1,225,518
Cash and cash equivalents, end of period	$460,359	$1,034,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
Surrender of shares for tax withholding	—	—	(3)	(129)	—	—	—	(129)
Vesting of restricted securities	10	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(18,056)	—	(18,056)
Repurchase of ordinary shares	—	—	(275)	(10,052)	—	—	—	(10,052)
Retirement of ordinary shares	(3)	—	3	129	—	(129)	—	—
Share-based compensation	—	—	—	—	8,133	—	—	8,133
Purchase of noncontrolling interest in joint venture	—	—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	76,021	—	76,021
Other comprehensive loss	—	—	—	—	—	—	(5,252)	(5,252)
Balance as of March 31, 2024	175,839	$2,249	(25,365)	$(1,223,212)	$1,837,647	$2,353,440	$4,710	$2,974,834

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807
Surrender of shares for tax withholding	—	—	(2)	(123)	—	—	—	(123)
Stock options exercised	82	1	—	—	2,761	—	—	2,762
Vesting of restricted securities	11	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(16,777)	—	(16,777)
Retirement of ordinary shares	(2)	—	2	123	—	(123)	—	—
Share-based compensation	—	—	—	—	7,206	—	—	7,206
Net income	—	—	—	—	—	86,417	—	86,417
Other comprehensive income	—	—	—	—	—	—	3,200	3,200
Balance as of March 31, 2023	175,298	$2,243	(22,781)	$(1,124,713)	$1,876,168	$2,452,858	$(13,064)	$3,193,492

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "2023 Annual Report").
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The most significant changes include combining our Automotive and HVOR businesses (with the combined business remaining in Performance Sensing) and moving the Insights business out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing our predominantly shorter-cycle businesses together, by allowing us to scale core capabilities and better serve our customers. Prior year amounts in this Quarterly Report on Form 10-Q have been recast to reflect this realignment. Refer to Note 15: Segment Reporting for additional information
In the three months ended March 31, 2024, we presented interest income on the condensed consolidated statements of operations separate from interest expense. In the three months ended March 31, 2023, interest income had been included in interest expense, net. Accordingly, we reclassified prior period interest income to a separate caption in the condensed consolidated statements of operations to conform to current period presentation.
All U.S. dollar ("USD") and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
2. New Accounting Standards
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. Other requirements of the guidance are not expected to be material. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance must be applied retrospectively to all prior periods presented. We adopted the guidance in FASB ASU No. 2023-07 on January 1, 2024 and will include the required new annual and quarterly disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, respectively.
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

3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three months ended March 31, 2024 and 2023 for our two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"), and other:

	For the three months ended March 31, 2024
	PS	SS	Other	Total
Automotive	$530,624	$32,408	$—	$563,032
HVOR (1)	182,694	6,858	—	189,552
Industrial	—	124,281	—	124,281
Appliance and HVAC (2)	—	47,055	—	47,055
Aerospace	—	46,153	—	46,153
Other	—	1,084	35,552	36,636
Total	$713,318	$257,839	$35,552	$1,006,709

	For the three months ended March 31, 2023
	PS	SS	Other (3)	Total
Automotive (3)	$499,095	$25,923	$—	$525,018
HVOR (3)(4)	168,667	5,754	—	174,421
Industrial (4)	—	148,512	—	148,512
Appliance and HVAC	—	47,474	—	47,474
Aerospace	—	44,326	—	44,326
Other (3)	—	11,461	46,963	58,424
Total	$667,762	$283,450	$46,963	$998,175
___________________________________
(1)    Heavy vehicle and off-road.
(2)    Heating, ventilation and air conditioning.
(3)    In the three months ended March 31, 2024, we realigned our segments, as discussed further in Note 1: Basis of Presentation and Note 15: Segment Reporting. As a result, certain revenue in the Automotive and HVOR end markets have been moved from Performance Sensing to Sensing Solutions. In addition, Insights revenue was moved from the HVOR end market (in Performance Sensing) to the other end market in a separate operating segment that is not aggregated within either of our reportable segments. The three months ended March 31, 2023 have been retrospectively recast to reflect this change.
(4)    Effective April 1, 2023, we moved our material handling products from Performance Sensing to Sensing Solutions operating segment to align with new management reporting. As a result, material handling revenue was moved from the HVOR end market to the Industrial end market. The three months ended March 31, 2023 have been retrospectively recast to reflect this change.
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Stock options	$—	$119
Restricted securities	8,133	7,087
Share-based compensation expense	$8,133	$7,206
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
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 510 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $20.5 million and $25.5 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before June 30, 2024. We expect to settle these charges with cash on hand.
We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Charges
(Dollars in thousands)	Positions	Minimum	Maximum
Performance Sensing	160	7,043	8,495
Sensing Solutions	150	5,214	7,495
Corporate and other	200	8,243	9,510
Total	510	20,500	25,500
Restructuring charges, net recognized in the three months ended March 31, 2024 resulting from the Q3 2023 Plan are presented by business segment and corporate functions below.

(In thousands)	Severance	Facility and other exit costs (1)
Performance Sensing	$528	$—
Sensing Solutions	(349)	—
Corporate and other	419	—
Q3 2023 Plan total	$598	$—
___________________________________
(1)    Includes site closures.
Summary
The following table presents the charges and gains included as components of restructuring and other charges, net for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Q3 2023 Plan charges, net (1)	$598	$—
Other restructuring and other charges, net
Severance charges, net (2)	(9)	4,213
Facility and other exit costs	168	225
Gain on sale of business	—	(5,877)
Acquisition-related compensation arrangements	955	7,272
Other	(930)	166
Restructuring and other charges, net	$782	$5,999
___________________________________
(1)    Includes severance charges, net and facility and other exit costs relating to the Q3 2023 Plan as detailed under the heading Q3 2023 Plan above.
(2)    Each period presented includes severance charges, net of reversals, that do not represent the initiation of a larger restructuring plan.

The following table presents a rollforward of our severance liability for the three months ended March 31, 2024:

	Q3 2023 Plan	Other	Total
Balance as of December 31, 2023	$6,017	$769	$6,786
Charges, net of reversals	598	(9)	589
Payments	(3,296)	(369)	(3,665)
Foreign currency remeasurement	(97)	(13)	(110)
Balance as of March 31, 2024	$3,222	$378	$3,600
The severance liability as of March 31, 2024 and December 31, 2023 were entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Currency remeasurement gain/(loss) on net monetary assets	$1,031	$(1,259)
Gain on foreign currency forward contracts	680	184
Gain on commodity forward contracts	1,099	1,899
Loss on debt financing	—	(485)
Loss on equity investments, net (1)	(13,287)	—
Net periodic benefit cost, excluding service cost	(841)	(971)
Other	(226)	2,024
Other, net	$(11,544)	$1,392
___________________________________
(1)    Primarily includes a loss on an equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments—Equity Securities. Refer to Note 13: Fair Value Measures for additional information.
7. Income Taxes
The following table presents the provision for income taxes for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Provision for income taxes	$22,570	$23,726
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

8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2024 and 2023 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Basic weighted-average ordinary shares outstanding	150,480	152,518
Dilutive effect of stock options	—	151
Dilutive effect of unvested restricted securities	441	655
Diluted weighted-average ordinary shares outstanding	150,921	153,324
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Anti-dilutive shares excluded	1,763	381
Contingently issuable shares excluded	1,060	1,268
9. Inventories
The following table presents the components of inventories as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Finished goods	$200,026	$223,972
Work-in-process	122,207	113,209
Raw materials	398,395	376,304
Inventories	$720,628	$713,485
10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of March 31, 2024 and December 31, 2023:

	Maturity Date	March 31, 2024	December 31, 2023
5.0% Senior Notes	October 1, 2025	$700,000	$700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
Less: debt discount, net of premium		(1,230)	(1,568)
Less: deferred financing costs		(23,259)	(24,444)
Long-term debt, net		$3,375,511	$3,373,988

Finance lease obligations		$24,927	$25,225
Less: current portion		(2,340)	(2,276)
Finance lease obligations, less current portion		$22,587	$22,949
Our debt as of March 31, 2024 and December 31, 2023 consists of various tranches of senior unsecured notes. We also have secured credit facilities which provide for our $750.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of the audited consolidated financial statements and notes thereto included in the 2023 Annual Report for additional information regarding our existing indebtedness.

As of March 31, 2024, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2024, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, accrued interest totaled $44.7 million and $45.2 million, respectively.
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
12. Shareholders' Equity
Purchase of noncontrolling interest in joint venture
In February 2024, Sensata purchased the remaining 50% interest in the Company’s joint venture with Dongguan Churod Electronics Co., Ltd. for approximately $79.4 million. Prior to the transaction, the Company had been consolidating the joint venture. The purchase of the 50% non-controlling interest was accounted for as an equity transaction. No gain or loss was recognized in the condensed consolidated statements of operations. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted was recognized as a reduction of additional paid in capital recorded in equity.
Cash Dividends
In the three months ended March 31, 2024 and 2023, we paid aggregate cash dividends of $18.1 million and $16.8 million, respectively. On April 24, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on May 22, 2024 to shareholders of record as of May 8, 2024.
Foreign Currency Translation
Prior to October 1, 2023, the functional currency of the Company's wholly-owned subsidiaries in China was USD. Effective October 1, 2023, as a result of significant changes in economic facts and circumstances in the operations of our China foreign entities, the functional currency of the Company's wholly-owned subsidiaries in China changed to the CNY. The changes in economic facts and circumstances caused a permanent change to our strategy in China toward a more self-contained model, making China the primary economic environment in which these subsidiaries operate. This change was accounted for prospectively and does not impact prior period financial statements.
As a result of this change, in the fourth quarter of 2023, we started recording an adjustment to translate these subsidiaries' financial statements from CNY to USD (our reporting currency). These adjustments are included in other comprehensive income and are presented under the heading Accumulated Other Comprehensive Income/(Loss) below.
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

In the three months ended March 31, 2024, we repurchased 0.3 million ordinary shares for $10.1 million. These repurchases were made under the September 2023 Program. We did not repurchase any shares in the three months ended March 31, 2023. As of March 31, 2024, $461.8 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income for the three months ended March 31, 2024:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$17,513	$(28,499)	$20,948	$9,962
Other comprehensive income before reclassifications, net of tax	14,779	—	(14,721)	58
Reclassifications from accumulated other comprehensive income, net of tax	(5,537)	227	—	(5,310)
Other comprehensive income	9,242	227	(14,721)	(5,252)
Balance as of March 31, 2024	$26,755	$(28,272)	$6,227	$4,710
The following table presents the amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,		Affected Line in Condensed Consolidated Statements of Operations
Component	2024	2023
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(108)	$(6,639)	Net revenue (1)
Foreign currency forward contracts	(7,354)	(1,697)	Cost of revenue (1)
Total, before taxes	(7,462)	(8,336)	Income before taxes
Income tax effect	1,925	2,151	Provision for income taxes
Total, net of taxes	$(5,537)	$(6,185)	Net income

Defined benefit and retiree healthcare plans	$296	$537	Other, net
Income tax effect	(69)	(144)	Provision for income taxes
Total, net of taxes	$227	$393	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive income in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are shown in the below table.

	March 31, 2024	December 31, 2023
Assets
Cash equivalents (Level 1)	$144,804	$138,749
Foreign currency forward contracts (Level 2)	33,997	28,871
Commodity forward contracts (Level 2)	2,113	1,457
Total	$180,914	$169,077
Liabilities
Foreign currency forward contracts (Level 2)	$2,462	$8,996
Commodity forward contracts (Level 2)	248	795
Total	$2,710	$9,791

Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2023 and determined that our Insights reporting unit was impaired. Refer to additional information in our 2023 Annual Report. No events or changes in circumstances occurred in the three months ended March 31, 2024 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.
In the three months ended March 31, 2024, we made the decision to reorganize our segments, as discussed in more detail in Note 1: Basis of Presentation. This reorganization resulted in the creation of a new reporting unit for a business that was previously part of the Automotive reporting unit, which was moved to the Sensing Solutions segment. We reassigned assets and liabilities, including goodwill, from the Automotive reporting unit to the new reporting unit as required by FASB ASC Topic 350. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and formation of these reporting units and determined that they were not impaired. As a result of this reorganization, we allocated $143.4 million of goodwill to the new reporting unit.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2024		December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
5.0% Senior Notes	$700,000	$689,500	$700,000	$694,750
4.375% Senior Notes	$450,000	$407,250	$450,000	$415,125
3.75% Senior Notes	$750,000	$645,000	$750,000	$656,250
4.0% Senior Notes	$1,000,000	$910,000	$1,000,000	$920,000
5.875% Senior Notes	$500,000	$488,750	$500,000	$495,000
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of March 31, 2024 and December 31, 2023, we held equity investments under the measurement alternative of $6.3 million and $18.3 million, respectively, which are presented in other assets in the condensed consolidated balance sheets. In the three months ended March 31, 2024, we adjusted the carrying value of one of these equity investments as a result of an observable price change, resulting in a loss of $14.8 million.
14. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three months ended March 31, 2024 and 2023, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of March 31, 2024, we estimated that $29.6 million of net gains will be reclassified from accumulated other comprehensive income to earnings during the twelve-month period ending March 31, 2025.

As of March 31, 2024, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
33.5 EUR	March 26, 2024	April 30, 2024	Euro ("EUR") to USD	1.09 USD	Not designated
407.2 EUR	Various from April 2022 to March 2026	Various from April 2024 to March 2026	EUR to USD	1.10 USD	Cash flow hedge
624.0 CNY	March 26, 2024	April 30, 2024	USD to Chinese Renminbi ("CNY")	7.10 CNY	Not designated
66.9 USD	Various from February 2024 to March 2024	Various from April 2024 to March 2026	USD to CNY	7.01 CNY	Cash flow hedge
1,145.0 JPY	March 26, 2024	April 30, 2024	USD to Japanese Yen ("JPY")	150.62 JPY	Not designated
34,691.4 KRW	Various from May 2022 to March 2024	Various from April 2024 to February 2026	USD to Korean Won ("KRW")	1,291.93 KRW	Cash flow hedge
18.0 MYR	March 25, 2024	April 30, 2024	USD to Malaysian Ringgit ("MYR")	4.71 MYR	Not designated
109.0 MXN	March 25, 2024	April 30, 2024	USD to Mexican Peso ("MXN")	16.84 MXN	Not designated
4,380.2 MXN	Various from April 2022 to March 2024	Various from April 2024 to March 2026	USD to Mexican Peso ("MXN")	19.45 MXN	Cash flow hedge
9.6 GBP	March 26, 2024	April 30, 2024	British Pound Sterling ("GBP") to USD	1.27 USD	Not designated
73.7 GBP	Various from April 2022 to March 2024	Various from April 2024 to March 2026	GBP to USD	1.25 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes. We may also enter into intercompany derivative instruments with our wholly-owned subsidiaries in order to hedge certain forecasted expenses.
Hedges of Commodity Risk
As of March 31, 2024, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	746,290 troy oz.	April 2024 to March 2026	$24.44
Copper	6,667,782 pounds	April 2024 to March 2026	$3.90

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$28,299	$25,176	Accrued expenses and other current liabilities	$2,022	$6,746
Foreign currency forward contracts	Other assets	5,496	3,554	Other long-term liabilities	202	1,806
Total		$33,795	$28,730		$2,224	$8,552
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$1,690	$1,314	Accrued expenses and other current liabilities	$211	$719
Commodity forward contracts	Other assets	423	143	Other long-term liabilities	37	76
Foreign currency forward contracts	Prepaid expenses and other current assets	202	141	Accrued expenses and other current liabilities	238	444
Total		$2,315	$1,598		$486	$1,239
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Income into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Income into Net Income
	2024	2023		2024	2023
Foreign currency forward contracts	$10,965	$(3,588)	Net revenue	$108	$6,639
Foreign currency forward contracts	$8,952	$15,708	Cost of revenue	$7,354	$1,697

Derivatives not designated as hedging instruments	Amount of Gain Recognized in Net Income		Location of Gain Recognized in Net Income
	2024	2023
Commodity forward contracts	$1,099	$1,899	Other, net
Foreign currency forward contracts	$680	$184	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2024, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $2.8 million. As of March 31, 2024, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
15. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. In the three months ended March 31, 2024, we realigned our segments as a result of organizational changes that better allocate our resources to support changes to our business strategy. Refer to Note 1: Basis of Presentation for additional information. This realignment added an "other" segment that represents the aggregation of immaterial operating segments. As a result of this reorganization, we moved $143.4 million of goodwill from Performance Sensing to Sensing Solutions. Refer to Note 13: Fair Value Measures for additional information.
Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. Prior year amounts in the table below have been recast to reflect these realignments.
Prior to the three months ended March 31, 2024, the Performance Sensing reportable segment represented the aggregation of two operating segments, Automotive and HVOR. As a result of the segment realignment, Performance Sensing now represents one operating segment, as does Sensing Solutions. Other immaterial operating segments are aggregated in other, which was created as part of the segment realignment.
Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, restructuring and other charges, net, certain costs associated with our strategic megatrend initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other expenses excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2023 Annual Report.
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three months ended March 31, 2024 and 2023 (prior periods have been recast).

	For the three months ended
	March 31, 2024	March 31, 2023
Net revenue:
Performance Sensing (1)(2)	$713,318	$667,762
Sensing Solutions (1)(2)	257,839	283,450
Other (2)	35,552	46,963
Total net revenue	$1,006,709	$998,175
Segment operating income (as defined above):
Performance Sensing (1)(2)	$185,132	$169,066
Sensing Solutions (1)(2)	72,479	84,020
Other (2)	6,781	4,970
Total segment operating income	264,392	258,056
Corporate and other	(80,303)	(62,441)
Amortization of intangible assets	(38,515)	(40,774)
Restructuring and other charges, net	(782)	(5,999)
Operating income	144,792	148,842
Interest expense	(38,395)	(48,791)
Interest income	3,738	8,700
Other, net	(11,544)	1,392
Income before taxes	$98,591	$110,143
___________________________________
(1)    The amounts previously reported for the three months ended March 31, 2023 have been retrospectively recast to reflect the move of the material handling products between operating segments in the second quarter of 2023 and to reflect the recasting of the Aftermarkets business and the radar products from Performance Sensing to Sensing Solutions.
(2)    The amounts previously reported for the three months ended March 31, 2023 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.

16. Subsequent Events
On April 26, 2024, Jeff Cote informed our Board of his decision to retire as Chief Executive Officer ("CEO") and President and resign from the Board effective April 30, 2024. The Board has appointed Martha Sullivan as Interim President and CEO effective May 1, 2024 and has established a CEO Search Committee to identify a new permanent CEO.

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
Investors and others should carefully consider the foregoing factors and other uncertainties, risks, and potential events including, but not limited to, those described in Item 1A: Risk Factors included in our 2023 Annual Report and as may be updated from time to time in Item 1A: Risk Factors included in our quarterly reports on Form 10-Q or other subsequent filings with the United States Securities and Exchange Commission. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements, and should be read in conjunction with, the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages in the following discussions and tables have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue for the three months ended March 31, 2024 was $1,006.7 million, an increase of 0.9% compared to $998.2 million in the prior period. Excluding a decrease of 1.4% attributed to changes in foreign currency exchange rates, net revenue increased 2.3% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline). Operating income for the three months ended March 31, 2024 decreased $4.1 million, or 2.7%, to $144.8 million (14.4% of net revenue) from $148.8 million (14.9% of net revenue) in the three months ended March 31, 2023. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three months ended March 31, 2024 compared to the prior year periods.
We generated $106.5 million of operating cash flows in the three months ended March 31, 2024, ending the quarter with $460.4 million in cash and cash equivalents. In the three months ended March 31, 2024, we used cash of approximately $42.1 million for capital expenditures, $18.1 million for payment of cash dividends, and $10.1 million for share repurchases as part of our share repurchase plan.
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The most significant changes include combining our Automotive and HVOR businesses (with the combined business remaining in Performance Sensing) and moving the Insights business out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing our predominantly shorter-cycle businesses together, by allowing us to scale core capabilities and better serve our customers. Prior year amounts in this Quarterly Report on Form 10-Q have been recast to reflect this realignment. Refer to Note 1: Basis of

Presentation and Note 15: Segment Reporting included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We have derived the results of operations from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Prior year periods have been recast to reflect the reorganization of segments as detailed in Note 1: Basis of Presentation included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2024		March 31, 2023
	Amount	Margin (1)	Amount	Margin (1)
Net revenue:
Performance Sensing	$713.3	70.9%	$667.8	66.9%
Sensing Solutions	257.8	25.6	283.5	28.4
Other	35.6	3.5	47.0	4.7
Net revenue	1,006.7	100.0	998.2	100.0
Operating costs and expenses	861.9	85.6	849.3	85.1
Operating income	144.8	14.4	148.8	14.9
Interest expense	(38.4)	(3.8)	(48.8)	(4.9)
Interest income	3.7	0.4	8.7	0.9
Other, net	(11.5)	(1.1)	1.4	0.1
Income before taxes	98.6	9.8	110.1	11.0
Provision for income taxes	22.6	2.2	23.7	2.4
Net income	$76.0	7.6%	$86.4	8.7%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended March 31, 2024 increased 0.9% compared to the prior period. Net revenue increased 2.3% on an organic basis, which excludes a decrease of 1.4% attributed to changes in foreign currency exchange rates.
Performance Sensing
Performance Sensing net revenue for the three months ended March 31, 2024 increased 6.8% compared to the prior period. Excluding a decrease of 1.8% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue increased 8.6% on an organic basis, which was primarily due to content growth across both Automotive and HVOR.
Sensing Solutions
Sensing Solutions net revenue for the three months ended March 31, 2024 decreased 9.0% compared to the prior period. Excluding a decline of 0.7% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue declined 8.3% on an organic basis, which primarily reflects inventory destocking in the industrial markets, partially offset by growth in the aerospace market.

Operating costs and expenses
Operating costs and expenses for the three months ended March 31, 2024 and 2023 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2024		March 31, 2023
	Amount	Margin (1)	Amount	Margin (1)
Operating costs and expenses:
Cost of revenue	$689.3	68.5%	$670.5	67.2%
Research and development	45.3	4.5	45.9	4.6
Selling, general and administrative	88.0	8.7	86.2	8.6
Amortization of intangible assets	38.5	3.8	40.8	4.1
Restructuring and other charges, net	0.8	0.1	6.0	0.6
Total operating costs and expenses	$861.9	85.6%	$849.3	85.1%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended March 31, 2024, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the unfavorable effect of changes in foreign currency exchange rates, (2) the net impacts of inflation on material and logistics costs and pricing recoveries from customers, and (3) unfavorable product mix.
Research and development expense
For the three months ended March 31, 2024, research and development ("R&D") expense did not fluctuate materially from the prior year period.
Selling, general and administrative expense
For the three months ended March 31, 2024, selling, general and administrative ("SG&A") expense did not fluctuate materially from the prior year period.
Amortization of intangible assets
For the three months ended March 31, 2024, amortization of intangible assets decreased from the prior period, primarily due to the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Restructuring and other charges, net
In the three months ended March 31, 2024, restructuring and other charges, net decreased from the prior year period, primarily due to lower charges for acquisition-related incentive compensation and lower severance charges, partially offset by the non-recurrence of a gain on sale of business that occurred in the first quarter of 2023.
Refer to Note 5: Restructuring and Other Charges, Net of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the components of restructuring and other charges, net.
Operating income
For the three months ended March 31, 2024, operating income did not fluctuate materially from the prior year period, as lower gross margin as described under the heading Cost of revenue above was largely offset by lower restructuring charges.
Interest expense
For the three months ended March 31, 2024, interest expense decreased $10.4 million from the prior period, primarily due to the repayment of the Term Loan and 5.625% Senior Notes in the year ended December 31, 2023.

Refer to Note 14: Debt of the audited consolidated financial statements and notes thereto included in the 2023 Annual Report for additional information regarding these debt transactions.
Interest income
For the three months ended March 31, 2024, interest income decreased from the prior period, primarily due to lower average cash equivalent balances in the first quarter of 2024 compared to the first quarter of 2023.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost.
For the three months ended March 31, 2024, other, net represented a net loss of $11.5 million, an unfavorable impact on earnings of $12.9 million compared to a net gain of $1.4 million in the prior period. This unfavorable impact was primarily due to a loss of $14.8 million recognized as a result of observable price changes related to an equity investment held using the measurement alternative. Refer to Note 13: Fair Value Measures for additional information. Refer to Note 6: Other, Net of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for more details regarding the components of other, net.
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
For the three months ended March 31, 2024, the provision for income taxes decreased $1.2 million from the prior period, predominantly due to lower income before taxes, the effective settlement of uncertain tax positions, and changes in our jurisdictional mix of profits.
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
The use of our non-GAAP financial measures has limitations. They should be considered as supplemental in nature and are not intended to be considered in isolation from, or as an alternative to, reported net revenue growth (or decline), operating income, operating margin, net income, diluted EPS, net cash provided by operating activities, corporate and other expenses, or total debt and finance lease obligations, respectively, calculated in accordance with U.S. GAAP. In addition, our measures of organic revenue growth (or decline), adjusted operating income, adjusted operating margin, adjusted net income, adjusted EPS, free cash flow, adjusted corporate and other expenses, gross and net leverage ratio, and adjusted EBITDA may not be the same as, or comparable to, similar non-GAAP financial measures presented by other companies.
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

Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended March 31, 2024 and 2023. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended March 31, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$144.8	14.4%	$22.6	$76.0	$0.50
Non-GAAP adjustments:
Restructuring related and other	2.4	0.2	(0.6)	1.8	0.01
Financing and other transaction costs	4.4	0.4	0.1	17.7	0.12
Step-up depreciation and amortization	37.4	3.7	—	37.4	0.25
Deferred gain on derivative instruments	(0.4)	(0.0)	0.3	(1.2)	(0.01)
Amortization of debt issuance costs	—	—	—	1.6	0.01
Deferred taxes and other tax related	—	—	1.3	1.3	0.01
Total adjustments	43.7	4.3	1.1	58.6	0.39
Adjusted (non-GAAP)	$188.5	18.7%	$21.5	$134.6	$0.89

	For the three months ended March 31, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$148.8	14.9%	$23.7	$86.4	$0.56
Non-GAAP adjustments:
Restructuring related and other	2.9	0.3	(0.7)	2.3	0.01
Financing and other transaction costs	4.2	0.4	2.9	7.6	0.05
Step-up depreciation and amortization	39.1	3.9	—	39.1	0.26
Deferred (gain)/loss on derivative instruments	(2.3)	(0.2)	0.9	(3.3)	(0.02)
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	6.8	6.8	0.04
Total adjustments	44.1	4.4	9.8	54.2	0.35
Adjusted (non-GAAP)	$192.9	19.3%	$13.9	$140.7	$0.92
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the three months ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities (GAAP)	$106.5	$96.9
Additions to property, plant and equipment and capitalized software	(42.1)	(36.9)
Free cash flow (non-GAAP)	$64.4	$60.0
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended March 31,
(In millions)	2024	2023
Corporate and other expenses (GAAP)	$(80.3)	$(62.4)
Restructuring related and other	2.6	(1.4)
Financing and other transaction costs	3.4	2.6
Step-up depreciation and amortization	0.3	0.1
Deferred (gain)/loss on derivative instruments	(0.4)	(2.3)
Total adjustments	5.8	(1.0)
Adjusted corporate and other expenses (non-GAAP)	$(74.5)	$(63.4)

The following table provides a reconciliation of net (loss)/income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended March 31,
(In millions)	LTM	2024	2023
Net (loss)/income	$(14.3)	$76.0	$86.4
Interest expense, net	145.4	34.7	40.1
Provision for income taxes	20.6	22.6	23.7
Depreciation expense	135.7	33.5	30.9
Amortization of intangible assets	171.6	38.5	40.8
EBITDA	459.0	205.3	222.0
Non-GAAP adjustments
Restructuring related and other	410.9	2.4	2.9
Financing and other transaction costs	34.4	17.6	4.7
Deferred loss/(gain) on derivative instruments	0.7	(1.5)	(4.1)
Adjusted EBITDA	$905.0	$223.8	$225.5
The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	March 31, 2024	December 31, 2023
Current portion of long-term debt and finance lease obligations	$2.3	$2.3
Finance lease obligations, less current portion	22.6	22.9
Long-term debt, net	3,375.5	3,374.0
Total debt and finance lease obligations	3,400.4	3,399.2
Less: debt discount, net of premium	(1.2)	(1.6)
Less: deferred financing costs	(23.3)	(24.4)
Total gross indebtedness	$3,424.9	$3,425.2
Adjusted EBITDA (LTM)	$905.0	$906.6
Gross leverage ratio	3.8	3.8

Total gross indebtedness	$3,424.9	$3,425.2
Less: cash and cash equivalents	460.4	508.1
Net debt	$2,964.6	$2,917.1
Adjusted EBITDA (LTM)	$905.0	$906.6
Net leverage ratio	3.3	3.2
Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	March 31, 2024	December 31, 2023
United Kingdom	$11.2	$12.6
United States	15.7	12.9
The Netherlands	171.1	158.2
China	194.5	250.8
Other	67.9	73.7
Total	$460.4	$508.1
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
Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of March 31, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.1	€0.3	£11.4	¥—
United States	15.5	0.2	—	—
The Netherlands	158.0	11.6	0.4	—
China	110.4	—	—	608.3
Other	40.6	1.5	—	—
Total	$325.6	€13.6	£11.8	¥608.3
USD Equivalent		$14.7	$14.9	$84.2	$21.0

	As of December 31, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.4	€0.0	£11.9	¥—
United States	12.9	0.0	—	—
The Netherlands	143.9	12.2	0.3	—
China	155.2	—	—	679.4
Other	58.3	2.5	—	—
Total	$370.7	€14.7	£12.2	¥679.4
USD Equivalent		$16.2	$15.6	$95.6	$10.0
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2024 and 2023. We have derived these summarized statements of cash flows from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2024	March 31, 2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$169.4	$171.3
Changes in operating assets and liabilities, net	(62.9)	(71.4)
Cash operating activities	—	(3.0)
Operating activities	106.5	96.9
Investing activities	(42.1)	(22.9)
Financing activities	(107.9)	(265.4)
Effects of exchange rate differences	(4.2)	—
Net change	$(47.7)	$(191.4)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2024 increased compared to the corresponding period of the prior year, primarily due to timing of supplier payments and customer receipts.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2024 increased compared to the corresponding period of the prior year, primarily due to (1) no cash received for divestitures in the three months ended March 31, 2024 (compared to $14.0 million in the prior year period) and (2) an increase in cash paid for capital expenditures. For fiscal year 2024, we anticipate capital expenditures of approximately $175.0 million, which we expect to fund with cash on hand.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2024 decreased from the prior year period. The prior year period included an early payment of $250.0 million on the Term Loan balance, which did not have a corresponding payment in the three months ended March 31, 2024. Partially offsetting this decrease was payment of $79.4 million to repurchase the remaining equity interest in a joint venture. Refer to Note 12: Shareholders' Equity for additional information.
Indebtedness and Liquidity
As of March 31, 2024, we had $3.4 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
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
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of March 31, 2024, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2024, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of March 31, 2024, availability under the Accordion was approximately $2.0 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 20, 2024, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2024.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2023 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2024, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $461.8 million remained available as of March 31, 2024. In the three months ended March 31, 2024, we repurchased 0.3 million ordinary shares under the September 2023 Program. We did not repurchase any shares in the three months ended March 31, 2023.
Dividends
In the three months ended March 31, 2024 and 2023, we paid aggregate cash dividends of $18.1 million and $16.8 million, respectively. On April 24, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on May 22, 2024 to shareholders of record as of May 8, 2024.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. Other requirements of the guidance are not expected to be material. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance must be applied retrospectively to all prior periods presented. We adopted the guidance in FASB ASU No. 2023-07 on January 1, 2024 and will include the required new annual and quarterly disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, respectively.
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
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2023 Annual Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2023. For a discussion of market risks affecting us, refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk included in our 2023 Annual Report.
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

Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described below. As of December 31, 2023, we identified material weaknesses in maintaining an appropriate internal control environment. Management did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, our control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Although these material weaknesses did not result in a material misstatement to our audited consolidated financial statements for the year ended December 31, 2023, they have been identified as material weaknesses because there is a possibility that they could lead to a material misstatement of account balances or disclosures.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation Plan
We have developed and are executing on a remediation plan, which includes:
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
We are committed to the remediation of these material weaknesses and expect to successfully implement enhanced control processes. However, as we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when these material weaknesses will be remediated, that additional actions will not be required to remediate these material weaknesses, or the costs of any such additional actions.
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
Item 1A.Risk Factors.
Information regarding risk factors appears in Part I, Item 1A: Risk Factors, included in our 2023 Annual Report. There have been no material changes to the risk factors disclosed therein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2024	274,891	$36.61	274,544	$461.8
February 1 through February 28, 2024	719	$36.19	—	$461.8
March 1 through March 31, 2024	2,528	$35.56	—	$461.8
Quarter total	278,138	$36.60	274,544	$461.8
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 347, 719, and 2,528 ordinary shares withheld in January 2024, February 2024, and March 2024, respectively, representing a total aggregate fair value of $0.1 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
Retirement of President and Chief Executive Officer; Appointment of Interim President and Chief Executive Officer
The Board of Directors (the “Board”) of Sensata Technologies plc (the “Company”) has appointed Martha Sullivan to succeed Jeffrey Cote as Interim President and Chief Executive Officer (“CEO”) effective May 1, 2024. Ms. Sullivan, 67, held the position of President of the Company from 2010 to 2019 and CEO of the Company from 2013 to 2020. In addition, Ms. Sullivan has served on the Board since 2013 and will continue to serve in such role. Additional background information on Ms. Sullivan can be found on page 12 of the Company’s 2024 Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 29, 2024, which is incorporated herein by reference.
In connection with her appointment, Ms. Sullivan has entered into an offer letter with the Company providing for an annual base salary of $1.05 million, an annual incentive opportunity at 135% of her annual base salary (to be prorated based on target performance in the event a successor commences employment as permanent CEO before December 31, 2024), an equity incentive award with a grant date fair value of $6 million (vesting in equal monthly installments, while serving as Interim President and CEO) and eligibility to participate in employee benefits and perquisites generally made available to executive officers of the Company. Ms. Sullivan is not eligible for severance benefits and will not receive compensation for her service on the Board during her time as Interim President and CEO.

On April 26, 2024, Sensata Technologies, Inc. and Mr. Cote entered into a Retirement and Release of Claims Agreement (the “Retirement and Release Agreement”) pursuant to which Mr. Cote retired from his role as President and Chief Executive Officer (“CEO”) of the Company effective April 30, 2024. On the same day, Mr. Cote also resigned from the Board.
Mr. Cote will be entitled to the retirement benefits payable in accordance with the existing terms of his employment agreement and applicable equity award agreements, including the continued vesting of unvested restricted stock units (“RSUs”) and the accelerated vesting of performance-based RSUs (“PRSUs”), based on actual performance for years prior to 2024 and prorated vesting at target for 2024. In addition, the Retirement and Release Agreement provides that Mr. Cote’s outstanding vested stock options will remain exercisable for the duration of their existing term. In consideration for these retirement benefits, Mr. Cote has agreed to a release of claims in favor of the Company and related parties and to comply with various restrictive covenants in his employment agreement and award agreements.
Adoption of Severance and Change in Control Plan
On April 26, 2024, the Board adopted the Sensata Technologies Holding plc Severance and Change in Control Plan (the “Plan”) for employees with the title of CEO, Executive Vice President (“EVP”), Senior Vice President (“SVP”) or Vice President (“VP”) or otherwise designated by the Compensation Committee of the Board (the “Committee”) to be eligible to receive benefits under the Plan (each, an “Eligible Employee”). An interim CEO, including Ms. Sullivan, will not be eligible to participate in the Plan unless otherwise determined by the Committee. Capitalized terms used in the following description are as defined in the Plan, unless otherwise indicated.
The Plan provides for the payment of severance and other benefits upon a termination of employment by the Company without Cause (other than as a result of death or Disability) or, solely in the case of the CEO, an EVP or an SVP, a resignation by the Eligible Employee for Good Reason (a “Covered Termination”). Subject to customary releases and agreements, the Plan provides for the payment of benefits (the “Change in Control Severance Payments”) upon a Covered Termination that occurs within 24 months after the date of a Change in Control (the “Change in Control Period”) as follows:
•a lump sum cash payment equal to base salary for 36 months for the CEO, 24 months for EVPs and SVPs and 12 months for VPs (such number of months, the “Change in Control Severance Period”);
•a lump sum equal to 300% of average bonus (200% for EVPs and SVPs and 100% for VPs);
•for the CEO, EVPs and SVPs only, continued participation throughout the Change in Control Severance Period in their health and dental benefit plans; and
•for the CEO, EVPs and SVPs only, a resignation for Good Reason will be treated as an involuntary termination without Cause for all purposes under the award agreements applicable to their outstanding equity incentive awards.
The Plan also provides for severance payments that are lower than the Change in Control Severance Payments upon a Covered Termination outside of a Change in Control Period. None of the Company’s named executive officers are currently eligible for these benefits.
Amendment to Award Agreements with Brian Roberts
On April 1, 2024, the Company entered into an RSU award agreement (the “RSU Award Agreement”) and a performance-based RSU award agreement (the “PRSU Award Agreement”) with Brian Roberts, the Company’s Chief Financial Officer, while making its annual equity incentive awards. Effective on April 26, 2024, the Company amended each of the RSU Award Agreement and the PRSU Award Agreement to provide, upon a Qualifying Termination (as defined in the respective agreement), accelerated vesting of (i) unvested RSUs that would have vested within twelve months of termination and (ii) unvested PRSUs that would have vested within twelve months of termination at the sum of (x) the banked amounts for those performance years completed plus (y) the target amount for any uncompleted performance year.
Cooperation Agreement with Elliott Investment
On April 29, 2024, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with Elliott Investment Management L.P., Elliott Associates, L.P. and Elliott International, L.P. (together, “Elliott”).
Pursuant to the Cooperation Agreement, the Company agreed, among other things, to appoint Mr. Phillip Eyler (the “New Independent Director”) to the board of directors of the Company (the “Board”), effective as of July 1, 2024. Mr. Eyler shall serve as a director until the Company’s 2025 Annual General Meeting of Shareholders (the “2025 Annual Meeting”) (including any adjournments or postponements thereof) or his earlier resignation or removal from office. In connection with Mr. Cote’s retirement and resignation from the Board, the size of the Board was decreased to 10 directors. Upon the appointment of Mr. Eyler, effective as of July 1, 2024, the size of the Board will be increased to 11 directors.
Pursuant to the Cooperation Agreement, the Company also established a Chief Executive Officer Search Committee (the “CEO Search Committee”) to conduct a search to identify candidates for and assist the Board in selecting the Company’s next chief executive officer and president (the “New CEO”). The CEO Search Committee will be chaired by Mr. Andrew Teich and will also include Ms. Martha Sullivan and Mr. John Mirshekari and, upon his appointment to the Board, Mr. Eyler.
The Cooperation Agreement also includes procedures regarding the replacement of the New Independent Director. If Mr. Eyler fails to be appointed to the Board as of July 1, 2024, or if the New Independent Director resigns, is removed or ceases to serve as a director for any other reason prior to the Expiration Date (as defined below), Elliott has a right to participate in the selection of a mutually agreeable replacement for the New Independent Director, including on the CEO Search Committee, subject to, among other things, Elliott beneficially owning a “net long position” of, or having aggregate “net long” economic exposure to, at least 2% of the Company’s then outstanding Ordinary Shares.
As used herein, the term “Expiration Date” means February 28, 2025, except that the Expiration Date shall be at least 30 days prior to the earlier of (i) the record date for the determination of shareholders who are entitled to notice of and to vote at the Company’s 2025 Annual Meeting, (ii) the date of the Company’s notice of annual meeting and proxy statement for the 2025 Annual Meeting and (iii) the deadline for shareholders to deliver notice of a resolution (including with respect to the election of directors) in connection with the 2025 Annual Meeting.
Pursuant to the Cooperation Agreement, Elliott agreed to cause all of the ordinary shares that Elliott or any of its affiliates has the right to vote as of the applicable record date to be voted, during the period starting on the effective date of the Cooperation Agreement until the Expiration Date (such period, the “Cooperation Period”), in accordance with recommendations by the Board on all proposals that may be the subject of shareholder action, subject to certain exceptions (including, among others, that Elliott and its affiliates may vote in their sole discretion on any proposal related to an Extraordinary Transaction (as defined in the Cooperation Agreement)).
Under the terms of the Cooperation Agreement, during the Cooperation Period, Elliott also agreed to abide by certain standstill provisions (subject to certain exceptions) and the parties agreed to mutual non-disparagement provisions.
The foregoing summary of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Cooperation Agreement, including the Form of Press Release attached as an exhibit to the Cooperation Agreement, a copy of which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1	Amended and Restated Employment Agreement, dated April 1, 2024, between Brian Wilkie and Sensata Technologies, Inc. †

10.2	Amended and Restated Employment Agreement, dated April 1, 2024, between Jennifer Slater and Sensata Technologies, Inc. †

10.3	Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. †*

10.4	Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. †*

10.5	Cooperation Agreement, dated as of April 29, 2024, by and among Sensata Technologies Holding plc, Elliott Investment Management L.P., Elliott Associates L.P., and Elliott International L.P. *

10.6	Retirement and Release of Claims Agreement between Jeffrey Cote and Sensata Technologies, Inc., dated April 26, 2024. *†

10.7	Offer Letter, dated April 26, 2024, to Martha Sullivan for Interim President and Chief Executive Officer of Sensata Technologies, effective May 1, 2024. *†

10.8	RSU Award Agreement to Martha Sullivan from Sensata Technologies Holding plc, effective May 1, 2024. *†

10.9	Amendment to Award Agreements, dated April 26, 2024, between Brian Roberts and Sensata Technologies Holding plc. *†

10.10	Sensata Technologies Holding plc Severance and Change in Control Plan, dated April 26, 2024. *†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2024

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Jeff Cote
(Jeff Cote) Chief Executive Officer and President (Principal Executive Officer)

/s/ Brian Roberts
(Brian Roberts) Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)