Form 10-Q
period 2024-06-30
Sensata Technologies Holding plc
filed 2024-07-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2024, 150,957,543 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,033,052	$508,104
Accounts receivable, net of allowances of $18,379 and $28,980 as of June 30, 2024 and December 31, 2023, respectively	809,411	744,129
Inventories	708,299	713,485
Prepaid expenses and other current assets	148,842	136,686
Total current assets	2,699,604	2,102,404
Property, plant and equipment, net	884,155	886,010
Goodwill	3,542,713	3,542,770
Other intangible assets, net of accumulated amortization of $2,600,447 and $2,522,760 as of June 30, 2024 and December 31, 2023, respectively	806,977	883,671
Deferred income tax assets	128,744	131,527
Other assets	127,249	134,605
Total assets	$8,189,442	$7,680,987
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$702,701	$2,276
Accounts payable	475,573	482,301
Income taxes payable	22,861	32,139
Accrued expenses and other current liabilities	320,324	307,002
Total current liabilities	1,521,459	823,718
Deferred income tax liabilities	360,437	359,073
Pension and other post-retirement benefit obligations	36,217	38,178
Finance lease obligations, less current portion	21,964	22,949
Long-term debt, net	3,170,804	3,373,988
Other long-term liabilities	67,009	66,805
Total liabilities	5,177,890	4,684,711
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 176,321 and 175,832 shares issued as of June 30, 2024 and December 31, 2023, respectively	2,254	2,249
Treasury shares, at cost, 25,365 and 25,090 shares as of June 30, 2024 and December 31, 2023, respectively	(1,223,212)	(1,213,160)
Additional paid-in capital	1,846,062	1,901,621
Retained earnings	2,400,196	2,295,604
Accumulated other comprehensive (loss)/income	(13,748)	9,962
Total shareholders' equity	3,011,552	2,996,276
Total liabilities and shareholders' equity	$8,189,442	$7,680,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net revenue	$1,035,535	$1,062,112	$2,042,244	$2,060,287
Operating costs and expenses:
Cost of revenue	724,414	732,108	1,413,674	1,402,579
Research and development	45,325	44,857	90,639	90,796
Selling, general and administrative	93,273	91,312	181,319	177,462
Amortization of intangible assets	39,085	54,563	77,600	95,337
Restructuring and other charges, net	3,491	21,259	4,273	27,258
Total operating costs and expenses	905,588	944,099	1,767,505	1,793,432
Operating income	129,947	118,013	274,739	266,855
Interest expense	(40,863)	(45,759)	(79,258)	(94,550)
Interest income	5,802	7,654	9,540	16,354
Other, net	4,097	(10,924)	(7,447)	(9,532)
Income before taxes	98,983	68,984	197,574	179,127
Provision for income taxes	27,280	19,873	49,850	43,599
Net income	$71,703	$49,111	$147,724	$135,528
Basic net income per share	$0.48	$0.32	$0.98	$0.89
Diluted net income per share	$0.47	$0.32	$0.98	$0.88
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$71,703	$49,111	$147,724	$135,528
Other comprehensive (loss)/income:
Cash flow hedges	(14,768)	8,686	(5,526)	11,493
Defined benefit and retiree healthcare plans	208	224	435	617
Cumulative translation adjustment	(3,898)	—	(18,619)	—
Other comprehensive (loss)/income	(18,458)	8,910	(23,710)	12,110
Comprehensive income	$53,245	$58,021	$124,014	$147,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$147,724	$135,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,016	63,560
Amortization of debt issuance costs	3,193	3,421
Gain on sale of business	—	(5,877)
Share-based compensation	11,944	17,607
Loss on debt financing	—	857
Amortization of intangible assets	77,600	95,337
Deferred income taxes	6,056	13,449
Loss on equity investments, net	14,306	302
Unrealized (gain)/loss on derivative instruments and other	(9,862)	14,674
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(69,440)	(30,045)
Inventories	3,158	(19,036)
Prepaid expenses and other current assets	(6,699)	(13,408)
Accounts payable and accrued expenses	11,798	(39,665)
Income taxes payable	(9,099)	(12,067)
Other	2,248	(3,615)
Acquisition-related compensation payments	—	(8,380)
Net cash provided by operating activities	249,943	212,642
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(87,188)	(84,444)
Investment in debt and equity securities	1,994	(390)
Proceeds from the sale of business, net of cash sold	—	19,000
Net cash used in investing activities	(85,194)	(65,834)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	4,605	5,346
Payment of employee restricted stock tax withholdings	(6,980)	(11,470)
Proceeds from borrowings on debt	500,000	—
Payments on debt	(566)	(448,390)
Dividends paid	(36,148)	(35,113)
Payments to repurchase ordinary shares	(10,052)	(25,076)
Purchase of noncontrolling interest in joint venture	(79,393)	—
Payments of debt financing costs	(6,376)	(311)
Net cash provided by/(used in) financing activities	365,090	(515,014)
Effect of exchange rate changes on cash and cash equivalents	(4,891)	—
Net change in cash and cash equivalents	524,948	(368,206)
Cash and cash equivalents, beginning of year	508,104	1,225,518
Cash and cash equivalents, end of period	$1,033,052	$857,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2024	175,839	$2,249	(25,365)	$(1,223,212)	$1,837,647	$2,353,440	$4,710	$2,974,834
Surrender of shares for tax withholding	—	—	(185)	(6,851)	—	—	—	(6,851)
Stock options exercised	119	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	548	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(18,092)	—	(18,092)
Retirement of ordinary shares	(185)	(2)	185	6,851	—	(6,849)	—	—
Share-based compensation	—	—	—	—	3,811	—	—	3,811
Net income	—	—	—	—	—	71,703	—	71,703
Other comprehensive loss	—	—	—	—	—	—	(18,458)	(18,458)
Balance as of June 30, 2024	176,321	$2,254	(25,365)	$(1,223,212)	$1,846,062	$2,400,196	$(13,748)	$3,011,552

Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
Surrender of shares for tax withholding	—	—	(188)	(6,980)	—	—	—	(6,980)
Stock options exercised	119	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	558	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(36,148)	—	(36,148)
Repurchase of ordinary shares	—	—	(275)	(10,052)	—	—	—	(10,052)
Retirement of ordinary shares	(188)	(2)	188	6,980	—	(6,978)	—	—
Share-based compensation	—	—	—	—	11,944	—	—	11,944
Purchase of noncontrolling interest in joint venture	—	—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	147,724	—	147,724
Other comprehensive loss	—	—	—	—	—	—	(23,710)	(23,710)
Balance as of June 30, 2024	176,321	$2,254	(25,365)	$(1,223,212)	$1,846,062	$2,400,196	$(13,748)	$3,011,552

Balance as of March 31, 2023	175,298	$2,243	(22,781)	$(1,124,713)	$1,876,168	$2,452,858	$(13,064)	$3,193,492
Surrender of shares for tax withholding	—	—	(231)	(11,347)	—	—	—	(11,347)
Stock options exercised	76	1	—	—	2,665	—	—	2,666
Vesting of restricted securities	650	7	—	—	—	(7)	—	—
Cash dividends paid	—	—	—	—	—	(18,336)	—	(18,336)
Repurchase of ordinary shares	—	—	(590)	(25,125)	—	—	—	(25,125)
Retirement of ordinary shares	(231)	(2)	231	11,347	—	(11,345)	—	—
Share-based compensation	—	—	—	—	10,401	—	—	10,401
Net income	—	—	—	—	—	49,111	—	49,111
Other comprehensive income	—	—	—	—	—	—	8,910	8,910
Balance as of June 30, 2023	175,793	$2,249	(23,371)	$(1,149,838)	$1,889,234	$2,472,281	$(4,154)	$3,209,772

Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807
Surrender of shares for tax withholding	—	—	(233)	(11,470)	—	—	—	(11,470)
Stock options exercised	158	2	—	—	5,426	—	—	5,428
Vesting of restricted securities	661	7	—	—	—	(7)	—	—
Cash dividends paid	—	—	—	—	—	(35,113)	—	(35,113)
Repurchase of ordinary shares	—	—	(590)	(25,125)	—	—	—	(25,125)
Retirement of ordinary shares	(233)	(2)	233	11,470	—	(11,468)	—	—
Share-based compensation	—	—	—	—	17,607	—	—	17,607
Net income	—	—	—	—	—	135,528	—	135,528
Other comprehensive income	—	—	—	—	—	—	12,110	12,110
Balance as of June 30, 2023	175,793	$2,249	(23,371)	$(1,149,838)	$1,889,234	$2,472,281	$(4,154)	$3,209,772
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
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The most significant changes include combining our Automotive and HVOR businesses (with the combined business remaining in Performance Sensing) and moving the Insights business out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing these businesses together, by allowing us to scale core capabilities and better serve our customers. Prior year amounts in this Quarterly Report on Form 10-Q have been recast to reflect this realignment. Refer to Note 15: Segment Reporting for additional information
In the three and six months ended June 30, 2024, we presented interest income on the condensed consolidated statements of operations separate from interest expense. In the three and six months ended June 30, 2023, interest income had been included in interest expense, net. Accordingly, we reclassified prior period interest income to a separate caption in the condensed consolidated statements of operations to conform to current period presentation.
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
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of FASB ASU No. 2023-09 to have an impact on our results of operations or financial condition, but it is expected to increase the amount of disclosures required in the notes to the consolidated financial statements.

3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and six months ended June 30, 2024 and 2023 for our two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"), and other:

	For the three months ended June 30, 2024				For the three months ended June 30, 2023 (1)
	PS	SS	Other	Total	PS	SS	Other (1)	Total
Automotive (1)	$543,158	$32,389	$—	$575,547	$511,616	$28,202	$—	$539,818
HVOR (1)(3)	180,763	7,530	—	188,293	181,947	7,740	—	189,687
Industrial	—	126,636	—	126,636	—	185,202	—	185,202
Appliance and HVAC (2)	—	55,003	—	55,003	—	50,952	—	50,952
Aerospace	—	45,371	—	45,371	—	46,832	—	46,832
Other (1)	—	1,142	43,543	44,685	—	12,132	37,489	49,621
Total	$723,921	$268,071	$43,543	$1,035,535	$693,563	$331,060	$37,489	$1,062,112

	For the six months ended June 30, 2024				For the six months ended June 30, 2023 (1)
	PS	SS	Other	Total	PS	SS	Other (1)	Total
Automotive (1)	$1,073,782	$64,797	$—	$1,138,579	$1,010,711	$54,125	$—	$1,064,836
HVOR (1)	363,457	14,388	—	377,845	350,614	13,494	—	364,108
Industrial	—	250,917	—	250,917	—	333,714	—	333,714
Appliance and HVAC	—	102,058	—	102,058	—	98,426	—	98,426
Aerospace	—	91,524	—	91,524	—	91,158	—	91,158
Other (1)	—	2,226	79,095	81,321	—	23,593	84,452	108,045
Total	$1,437,239	$525,910	$79,095	$2,042,244	$1,361,325	$614,510	$84,452	$2,060,287
___________________________________
(1)    In the three months ended March 31, 2024, we realigned our segments, as discussed further in Note 1: Basis of Presentation and Note 15: Segment Reporting. As a result, certain revenue in the Automotive and HVOR end markets have been moved from Performance Sensing to Sensing Solutions. In addition, Insights revenue was moved from the HVOR end market (in Performance Sensing) to the other end market in a separate operating segment that is not aggregated within either of our reportable segments. The three and six months ended June 30, 2023 have been retrospectively recast to reflect this change.
(2)    Heating, ventilation and air conditioning.
(3)    Heavy vehicle and off-road.
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	$569	$(205)	$569	$(86)
Restricted securities	3,242	10,606	11,375	17,693
Share-based compensation expense	$3,811	$10,401	$11,944	$17,607

Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the six months ended June 30, 2024:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors	RSU (1)	41	$39.08
Various executives	RSU (2)	350	$37.18
Various executives and employees	RSU (3)	646	$36.48
Various executives and employees	PRSU (4)	159	$36.53
Various executives and employees	PRSU (5)	159	$38.90
____________________________________
(1)    These RSUs cliff vest one year from the grant date (various dates between March 2025 and June 2025).
(2)    These RSUs vest on various dates over the next 18 months depending on service or performance criteria.
(3)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between February 2027 and June 2027.
(4)    These PRSUs vest on various dates between April 2027 and June 2027. The number of units that ultimately vest will be between 0% and 150% and is dependent on the achievement of certain performance criteria.
(5)    These awards include certain PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (in April 2027 and June 2027) will be from 0% to 150%, depending on achievement of these performance criteria. Total grant date value of these PRSUs is approximately $6.2 million and was valued using the Monte Carlo method.
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
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 510 positions. Over the life of the Q3 2023 Plan, we incurred restructuring charges of approximately $25.5 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before September 30, 2024.
These restructuring charges impacted our business segments and corporate functions as follows:

(Dollars in thousands)	Positions	Charges
Performance Sensing	160	8,495
Sensing Solutions	150	7,495
Corporate and other	200	9,510
Total	510	25,500

Restructuring charges, net recognized in the three and six months ended June 30, 2024 resulting from the Q3 2023 Plan are presented by business segment and corporate functions below. No charges were recognized in the three and six months ended June 30, 2023.

	For the three months ended June 30, 2024		For the six months ended June 30, 2024
(In thousands)	Severance	Facility and other exit costs	Severance	Facility and other exit costs
Performance Sensing	$(181)	$—	$347	$—
Sensing Solutions	215	79	(134)	79
Corporate and other	(416)	—	3	—
Q3 2023 Plan total	$(382)	$79	$216	$79

Spear Marine Business
On June 6, 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). The exit of the Spear Marine Business was the result of a change in strategy with respect to the business and involved ceasing sales, marketing, and business operations. It resulted in the elimination of certain positions, primarily in the U.S. and the closure of operations in Belgium. The Spear Marine Business had been included in the Sensing Solutions reportable segment. Exiting the Spear Marine Business resulted in charges in the three and six months ended June 30, 2024 and 2023, as presented in the table below:

		For the three months ended		For the six months ended
	Location	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Accelerated amortization	Amortization of intangible assets	$—	$13,527	$—	$13,527
Write-down of inventory	Cost of revenue	—	10,479	—	10,479
Severance charges	Restructuring and other charges, net	(254)	1,168	(328)	1,168
Write-down of property, plant and equipment	Restructuring and other charges, net	—	1,735	5	1,735
Other charges, including contract termination costs	Restructuring and other charges, net	343	11,402	(592)	11,402
Total		$89	$38,311	$(915)	$38,311
Other
In the three months ended June 30, 2024, we initiated certain actions related to restructuring of our IT operations and product lifecycle management including product line discontinuations, which, for the three and six months ended June 30, 2024, resulted in total costs of $15.9 million, including severance, contract termination costs, and inventory charges. Of the costs recognized, $13.2 million was included within cost of revenue and the remainder was included within restructuring and other charges, net.

Summary
The following table presents the charges and gains included as components of restructuring and other charges, net for the three and six months ended June 30, 2024, and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Q3 2023 Plan charges, net (1)	$(303)	$—	$295	$—
Other restructuring and other charges, net
Severance charges, net (2)	2,464	4,749	2,455	8,962
Facility and other exit costs	32	310	200	535
Gain on sale of business	—	—	—	(5,877)
Acquisition-related compensation arrangements (3)	955	3,330	1,910	10,602
Other (4)	343	12,870	(587)	13,036
Restructuring and other charges, net	$3,491	$21,259	$4,273	$27,258
___________________________________
(1)    Includes net severance charges and facility and other exit costs relating to the Q3 2023 Plan as detailed under the heading Q3 2023 Plan above.
(2)    Each period presented includes severance charges, net of reversals, that do not represent the initiation of a larger restructuring plan. This includes, for the three and six months ended June 30, 2024, severance related to certain actions to restructure our IT operations. In addition, the three and six months ended June 30, 2024, include certain costs to exit the Spear Marine Business as detailed under the heading Spear Marine Business above.
(3)    Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets termed at the time of acquisition.
(4)    Represents charges that are not included in one of the other classifications. The three and six months ended June 30, 2023 primarily include charges related to the exit of the Spear Marine Business, as detailed under the heading Spear Marine Business above. The three and six months ended June 30, 2024, includes contract termination costs related to certain product lifecycle management activities.
The following table presents a rollforward of our severance liability for the six months ended June 30, 2024:

	Q3 2023 Plan	Other	Total
Balance as of December 31, 2023	$6,017	$769	$6,786
Charges, net of reversals	216	2,455	2,671
Payments	(4,419)	(2,125)	(6,544)
Foreign currency remeasurement	(129)	(94)	(223)
Balance as of June 30, 2024	$1,685	$1,005	$2,690
The severance liability as of June 30, 2024 and December 31, 2023 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

6. Other, Net
The following table presents the components of other, net for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Currency remeasurement gain/(loss) on net monetary assets	$3,398	$(9,307)	$4,429	$(10,566)
(Loss)/gain on foreign currency forward contracts	(1,837)	4,423	(1,157)	4,607
Gain/(loss) on commodity forward contracts	4,977	(6,269)	6,076	(4,370)
Loss on debt financing	—	(372)	—	(857)
Loss on equity investments, net (1)	(1,019)	(302)	(14,306)	(302)
Net periodic benefit cost, excluding service cost	(820)	(810)	(1,661)	(1,781)
Other	(602)	1,713	(828)	3,737
Other, net	$4,097	$(10,924)	$(7,447)	$(9,532)
___________________________________
(1)    The six months ended June 30, 2024 primarily includes a loss on an equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments—Equity Securities. Refer to Note 13: Fair Value Measures for additional information.
7. Income Taxes
The following table presents the provision for income taxes for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Provision for income taxes	$27,280	$19,873	$49,850	$43,599
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
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2024 and 2023 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic weighted-average ordinary shares outstanding	150,845	152,700	150,663	152,609
Dilutive effect of stock options	8	55	4	103
Dilutive effect of unvested restricted securities	276	309	358	482
Diluted weighted-average ordinary shares outstanding	151,129	153,064	151,025	153,194
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Anti-dilutive shares excluded	1,239	1,625	1,501	1,003
Contingently issuable shares excluded	929	1,366	995	1,317

9. Inventories
The following table presents the components of inventories as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Finished goods	$197,398	$223,972
Work-in-process	132,818	113,209
Raw materials	378,083	376,304
Inventories	$708,299	$713,485
10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of June 30, 2024 and December 31, 2023:

	Maturity Date	June 30, 2024	December 31, 2023
5.0% Senior Notes (1)	October 1, 2025	$700,000	$700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
6.625% Senior Notes (1)	July 15, 2032	500,000	—
Less: debt discount, net of premium		(891)	(1,568)
Less: deferred financing costs		(28,305)	(24,444)
Less: current portion (1)		(700,000)	—
Long-term debt, net		$3,170,804	$3,373,988

Finance lease obligations		$24,665	$25,225
Less: current portion		(2,701)	(2,276)
Finance lease obligations, less current portion		$21,964	$22,949
___________________________________
(1)    On June 6, 2024, our indirect, wholly-owned subsidiary, Sensata Technologies, Inc. ("STI"), completed the issuance and sale of $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes"). On July 15, 2024, we used the proceeds from this issuance, together with cash on hand, for the redemption in full of the $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), which were issued by our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"). Accordingly, we have presented the 5.0% Senior Notes within the current portion of long-term debt on our condensed consolidated balance sheet as of June 30, 2024.
Our indebtedness as of June 30, 2024 and December 31, 2023 consists of various tranches of senior unsecured notes, including the 5.0% Senior Notes, $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes), $750.0 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes), $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"), $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes"), and the 6.625% Senior Notes. We also have secured credit facilities which provide for our $750.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2023 Annual Report for additional information related to our indebtedness prior to the issuance of the 6.625% Senior Notes.
Revolving Credit Facility
As of June 30, 2024, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2024, no amounts had been drawn against these outstanding letters of credit.

Debt Financing Transactions
Issuance of 6.625% Senior Notes
The 6.625% Senior Notes were issued under an indenture dated as of June 6, 2024 (the "6.625% Senior Notes Indenture") among STI, as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "Guarantors").
The 6.625% Senior Notes bear interest at a rate of 6.625% per annum and mature on July 15, 2032. Interest is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2025. STI's obligations under the 6.625% Senior Notes are guaranteed by STBV and each of STBV's wholly-owned subsidiaries (other than STI) that is a Guarantor under STI's senior secured credit facilities (the "Senior Secured Credit Facilities") and an issuer or a guarantor under our existing senior notes as follows (collectively, the "Existing Notes"): STI's 4.375% Senior Notes due 2030 and 3.75% Senior Notes due 2031 and STBV's 4.0% Senior Notes due 2029 and 5.875% Senior Notes due 2030.
The 6.625% Senior Notes are STI’s, and the guarantees are the Guarantors’, senior unsecured obligations and rank equally in right of payment to all existing and future senior indebtedness of STI or the Guarantors, respectively, including indebtedness under the Senior Secured Credit Facilities, the Existing Notes and the 5.0% Senior Notes.
The 6.625% Senior Notes Indenture contains covenants that limit the ability of Sensata Technologies B.V. ("STBV") and its subsidiaries (including STI and the other Guarantors) to, among other things: incur liens; engage in sale and leaseback transactions; with respect to any subsidiary of STBV (other than STI), incur indebtedness without such subsidiary’s guaranteeing the 6.625% Senior Notes; or consolidate, merge with, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all or substantially all of their properties or assets to, another person. These covenants are subject to important exceptions and qualifications set forth in the 6.625% Senior Notes Indenture.
The guarantees of the 6.625% Senior Notes and certain of these covenants will be suspended if the 6.625% Senior Notes are assigned an investment-grade rating by either S&P Global Ratings or Moody’s Investors Service, Inc. and no default has occurred and is continuing. The guarantees of the 6.625% Senior Notes and the suspended covenants will be reinstated in the event that the 6.625% Senior Notes are rated below investment grade by both rating agencies or an event of default has occurred and is continuing at such time.
The 6.625% Senior Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods), which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 6.625% Senior Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency, failure to pay certain judgments, and failure of the guarantees of significant subsidiaries to remain in full force and effect. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 6.625% Senior Notes may declare the principal of and accrued but unpaid interest on all of the 6.625% Senior Notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the 6.625% Senior Notes Indenture.
At any time, and from time to time, prior to July 15, 2027, STI may redeem the 6.625% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 6.625% Senior Notes being redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after July 15, 2027, STI may redeem the 6.625% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date:

Period beginning July 15,	Price
2027	103.313%
2028	101.656%
2029 and thereafter	100.000%
In addition, at any time prior to July 15, 2027, STI may redeem up to 40% of the principal amount of the outstanding 6.625% Senior Notes (including additional 6.625% Senior Notes, if any) with the net cash proceeds of certain equity offerings at a redemption price (expressed as a percentage of principal amount) of 106.625%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided that at least 60% of the aggregate principal amount of the 6.625% Senior Notes (including additional 6.625% Senior Notes, if any) remains outstanding immediately after each such redemption.
Upon the occurrence of certain changes in control, each holder of the 6.625% Senior Notes will have the right to require STI to repurchase the 6.625% Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Upon changes in certain tax laws or treaties, or any change in the official application, administration, or interpretation thereof, STI may, at its option, redeem the 6.625% Senior Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, premium, if any, and all Additional Amounts (as defined in the 6.625% Senior Notes Indenture), if any, then due and which will become due on the date of redemption.
Redemption of 5.0% Senior Notes
On June 6, 2024, we announced that we intended to redeem in full the $700.0 million aggregate principal amount outstanding on our 5.0% senior notes due 2025 (the "5.0% Senior Notes"). Accordingly, we reflected the 5.0% Senior Notes as a current liability on our consolidated balance sheet as of June 30, 2024.
We redeemed the 5.0% Senior Notes on July 15, 2024 in accordance with the terms of the indenture under which the 5.0% Senior Notes were issued and the terms of the notice of redemption, at a redemption price equal to 101% of the aggregate principal amount of the outstanding 5.0% Senior Notes, plus accrued and unpaid interest to (but not including) the redemption date. In addition to the $700.0 million aggregate principal amount outstanding, at redemption we paid the $7.0 million premium and $10.1 million accrued interest.
Accounting for Debt Financing Transactions
We account for our debt financing transactions as disclosed in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2023 Annual Report.
In connection with the issuance of the 6.625% Senior Notes, we recognized $6.3 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets.
Other Indebtedness
Refer to Note 14: Debt of the audited consolidated financial statements and notes thereto included in the 2023 Annual Report for additional information regarding our other indebtedness.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, accrued interest totaled $47.3 million and $45.2 million, respectively.
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
Cash Dividends
In the three and six months ended June 30, 2024, we paid aggregate cash dividends of $18.1 million and $36.1 million, respectively, compared to $18.3 million and $35.1 million in the three and six months ended June 30, 2023, respectively. On July 18, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on August 28, 2024 to shareholders of record as of August 14, 2024.
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
In the three months ended June 30, 2024, we did not repurchase any shares under our share repurchase program. In the three months ended June 30, 2023, we repurchased 0.6 million ordinary shares for $25.1 million, under our share repurchase programs. In the six months ended June 30, 2024 and 2023, we repurchased 0.3 million and 0.6 million ordinary shares, respectively, for $10.1 million and $25.1 million, respectively, under our share repurchase programs. As of June 30, 2024, $461.8 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive (Loss)/Income
The following table presents the components of accumulated other comprehensive (loss)/income for the six months ended June 30, 2024:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2023	$17,513	$(28,499)	$20,948	$9,962
Other comprehensive (loss)/income before reclassifications, net of tax	6,872	—	(18,619)	(11,747)
Reclassifications from accumulated other comprehensive (loss)/income, net of tax	(12,398)	435	—	(11,963)
Other comprehensive (loss)/income	(5,526)	435	(18,619)	(23,710)
Balance as of June 30, 2024	$11,987	$(28,064)	$2,329	$(13,748)

The following table presents the amounts reclassified from accumulated other comprehensive (loss)/income for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2024	2023	2024	2023
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(762)	$(4,394)	$(870)	$(11,033)	Net revenue (1)
Foreign currency forward contracts	(8,485)	(4,403)	(15,839)	(6,100)	Cost of revenue (1)
Total, before taxes	(9,247)	(8,797)	(16,709)	(17,133)	Income before taxes
Income tax effect	2,386	2,269	4,311	4,420	Provision for income taxes
Total, net of taxes	$(6,861)	$(6,528)	$(12,398)	$(12,713)	Net income

Defined benefit and retiree healthcare plans	$271	$311	$567	$848	Other, net
Income tax effect	(63)	(87)	(132)	(231)	Provision for income taxes
Total, net of taxes	$208	$224	$435	$617	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive (loss)/income in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are shown in the below table.

	June 30, 2024	December 31, 2023
Assets
Cash equivalents (Level 1)	$738,456	$138,749
Foreign currency forward contracts (Level 2)	18,417	28,871
Commodity forward contracts (Level 2)	5,503	1,457
Total	$762,376	$169,077
Liabilities
Foreign currency forward contracts (Level 2)	$6,895	$8,996
Commodity forward contracts (Level 2)	400	795
Total	$7,295	$9,791
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
We evaluated our goodwill and other indefinite-lived intangible assets for impairment as of October 1, 2023 and determined that our Insights reporting unit was impaired. Refer to additional information in our 2023 Annual Report. No events or changes in circumstances occurred in the six months ended June 30, 2024 that would have triggered the need for an additional impairment review of our goodwill and other indefinite-lived intangible assets.
In the three months ended March 31, 2024, we made the decision to reorganize our segments, as discussed in more detail in Note 1: Basis of Presentation. This reorganization resulted in the creation of a new reporting unit for a business that was previously part of the Automotive reporting unit, which was moved to the Sensing Solutions segment. We reassigned assets and liabilities, including goodwill, from the Automotive reporting unit to the new reporting unit as required by FASB ASC Topic 350. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and formation of these reporting units and determined that they were not impaired. As a result of this reorganization, we allocated $143.4 million of goodwill to the new reporting unit in the three months ended March 31, 2024.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2024		December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
5.0% Senior Notes	$700,000	$705,250	$700,000	$694,750
4.375% Senior Notes	$450,000	$412,313	$450,000	$415,125
3.75% Senior Notes	$750,000	$648,750	$750,000	$656,250
4.0% Senior Notes	$1,000,000	$915,000	$1,000,000	$920,000
5.875% Senior Notes	$500,000	$487,500	$500,000	$495,000
6.625% Senior Notes	$500,000	$501,250	$—	$—
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2024 and December 31, 2023, we held equity investments under the measurement alternative of $6.3 million and $18.3 million, respectively, which are presented in other assets in the condensed consolidated balance sheets. In the six months ended June 30, 2024, we adjusted the carrying value of one of these equity investments as a result of an observable price change in the first quarter of 2024, resulting in a loss of $14.8 million.
14. Derivative Instruments and Hedging Activities
Hedges of Foreign Currency Risk
For the three and six months ended June 30, 2024 and 2023, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of June 30, 2024, we estimated that $17.5 million of net gains will be reclassified from accumulated other comprehensive (loss)/income to earnings during the twelve-month period ending June 30, 2025.

As of June 30, 2024, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
56.7 EUR	June 26, 2024	July 31, 2024	Euro ("EUR") to USD	1.07 USD	Not designated
399.5 EUR	Various from July 2022 to June 2024	Various from July 2024 to June 2026	EUR to USD	1.11 USD	Cash flow hedge
416.0 CNY	June 25, 2024	July 31, 2024	USD to Chinese Renminbi ("CNY")	7.11 CNY	Not designated
331.3 USD	Various from March 2024 to May 2024	Various from July 2024 to May 2026	USD to CNY	7.03 CNY	Cash flow hedge
33,857.9 KRW	Various from September 2022 to June 2024	Various from July 2024 to May 2026	USD to Korean Won ("KRW")	1,300.38 KRW	Cash flow hedge
23.6 MYR	June 25, 2024	July 31, 2024	USD to Malaysian Ringgit ("MYR")	4.69 MYR	Not designated
186.0 MXN	June 26, 2024	July 31, 2024	USD to Mexican Peso ("MXN")	18.37 MXN	Not designated
4,342.7 MXN	Various from July 2022 to June 2024	Various from July 2024 to June 2026	USD to Mexican Peso ("MXN")	19.18 MXN	Cash flow hedge
10.1 GBP	June 26, 2024	July 31, 2024	British Pound Sterling ("GBP") to USD	1.26 USD	Not designated
72.1 GBP	Various from July 2022 to June 2024	Various from July 2024 to June 2026	GBP to USD	1.25 USD	Cash flow hedge
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
Hedges of Commodity Risk
As of June 30, 2024, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	695,638 troy oz.	July 2024 to May 2026	$26.13
Copper	5,983,236 pounds	July 2024 to May 2026	$4.02
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$15,501	$25,176	Accrued expenses and other current liabilities	$3,487	$6,746
Foreign currency forward contracts	Other assets	2,912	3,554	Other long-term liabilities	3,020	1,806
Total		$18,413	$28,730		$6,507	$8,552
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$4,453	$1,314	Accrued expenses and other current liabilities	$161	$719
Commodity forward contracts	Other assets	1,050	143	Other long-term liabilities	239	76
Foreign currency forward contracts	Prepaid expenses and other current assets	4	141	Accrued expenses and other current liabilities	388	444
Total		$5,507	$1,598		$788	$1,239

These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended June 30, 2024 and 2023:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive (Loss)/Income into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive (Loss)/Income into Net Income
	2024	2023		2024	2023
Foreign currency forward contracts	$5,675	$4,872	Net revenue	$762	$4,394
Foreign currency forward contracts	$(16,407)	$15,631	Cost of revenue	$8,485	$4,403

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2024	2023
Commodity forward contracts	$4,977	$(6,269)	Other, net
Foreign currency forward contracts	$(1,837)	$4,423	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the six months ended June 30, 2024 and 2023:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive (Loss)/Income into Net Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive (Loss)/Income into Net Income
	2024	2023		2024	2023
Foreign currency forward contracts	$16,640	$1,284	Net revenue	$870	$11,033
Foreign currency forward contracts	$(7,455)	$31,339	Cost of revenue	$15,839	$6,100

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2024	2023
Commodity forward contracts	$6,076	$(4,370)	Other, net
Foreign currency forward contracts	$(1,157)	$4,607	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2024, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $7.4 million. As of June 30, 2024, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three and six months ended June 30, 2024 and 2023 (prior periods have been recast).

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net revenue:
Performance Sensing (1)	$723,921	$693,563	$1,437,239	$1,361,325
Sensing Solutions (1)	268,071	331,060	525,910	614,510
Other (1)	43,543	37,489	79,095	84,452
Total net revenue	$1,035,535	$1,062,112	$2,042,244	$2,060,287
Segment operating income (as defined above):
Performance Sensing (1)	$177,033	$180,407	$362,165	$349,473
Sensing Solutions (1)	79,839	94,154	152,318	178,174
Other (1)	9,204	738	15,985	5,708
Total segment operating income	266,076	275,299	530,468	533,355
Corporate and other	(93,553)	(81,464)	(173,856)	(143,905)
Amortization of intangible assets	(39,085)	(54,563)	(77,600)	(95,337)
Restructuring and other charges, net	(3,491)	(21,259)	(4,273)	(27,258)
Operating income	129,947	118,013	274,739	266,855
Interest expense	(40,863)	(45,759)	(79,258)	(94,550)
Interest income	5,802	7,654	9,540	16,354
Other, net	4,097	(10,924)	(7,447)	(9,532)
Income before taxes	$98,983	$68,984	$197,574	$179,127
___________________________________
(1)    The amounts previously reported for the three and six months ended June 30, 2023 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.
16. Subsequent Events
Other than the subsequent event described in Note 10: Debt regarding the redemption of the 5.0% Senior Notes, there were no other subsequent events.

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
Overview
Net revenue for the three months ended June 30, 2024 was $1,035.5 million, a decrease of 2.5% compared to $1,062.1 million in the prior period. Excluding a decrease of 1.3% attributed to changes in foreign currency exchange rates, net revenue decreased 1.2% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline). Net revenue for the six months ended June 30, 2024 was $2,042.2 million, a decrease of 0.9% compared to $2,060.3 million in the prior period. Excluding a decrease of 1.4% attributed to changes in foreign currency exchange rates, net revenue increased 0.5% on an organic basis.
Operating income for the three months ended June 30, 2024 increased $11.9 million, or 10.1%, to $129.9 million (12.5% of net revenue) from $118.0 million (11.1% of net revenue) in the three months ended June 30, 2023. Operating income for the six months ended June 30, 2024 increased $7.9 million, or 3.0%, to $274.7 million (13.5% of net revenue) from $266.9 million (13.0% of net revenue) in the six months ended June 30, 2023.
Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and six months ended June 30, 2024 compared to the prior year periods.
We generated $249.9 million of operating cash flows in the six months ended June 30, 2024, ending the quarter with $1,033.1 million in cash and cash equivalents. In the six months ended June 30, 2024, we used cash of approximately $87.2 million for capital expenditures, $36.1 million for payment of cash dividends, and $10.1 million for share repurchases as part of our share repurchase plan.
On June 6, 2024, our indirect, wholly-owned subsidiary, Sensata Technologies, Inc. ("STI"), completed the issuance and sale of $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes"). We used the proceeds from this issuance, together with cash on hand, for the redemption in full of the $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), which were issued by our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"). This redemption was completed on July 15, 2024. We executed the issuance of the 6.625% Senior Notes and the subsequent redemption of the 5.0% Senior Notes to eliminate the near-term uncertainty related to the 5.0% Senior Notes, which would have been due in October 2025, to extend the maturity horizon of our capital structure, and to add flexibility to our liquidity position. On June 30, 2024, subsequent to the issuance of the 6.625% Senior Notes, our net leverage ratio was 3.2x, compared to 3.3x at March 31, 2024 and 3.2x at December 31, 2023.
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
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. We have derived the results of operations from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Prior year periods have been recast to reflect the reorganization of segments as detailed in Note 1: Basis of Presentation included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Net revenue:
Performance Sensing	$723.9	69.9%	$693.6	65.3%	$1,437.2	70.4%	$1,361.3	66.1%
Sensing Solutions	268.1	25.9	331.1	31.2	525.9	25.8	614.5	29.8
Other	43.5	4.2	37.5	3.5	79.1	3.9	84.5	4.1
Net revenue	1,035.5	100.0	1,062.1	100.0	2,042.2	100.0	2,060.3	100.0
Operating costs and expenses	905.6	87.5	944.1	88.9	1,767.5	86.5	1,793.4	87.0
Operating income	129.9	12.5	118.0	11.1	274.7	13.5	266.9	13.0
Interest expense	(40.9)	(3.9)	(45.8)	(4.3)	(79.3)	(3.9)	(94.6)	(4.6)
Interest income	5.8	0.6	7.7	0.7	9.5	0.5	16.4	0.8
Other, net	4.1	0.4	(10.9)	(1.0)	(7.4)	(0.4)	(9.5)	(0.5)
Income before taxes	99.0	9.6	69.0	6.5	197.6	9.7	179.1	8.7
Provision for income taxes	27.3	2.6	19.9	1.9	49.9	2.4	43.6	2.1
Net income	$71.7	6.9%	$49.1	4.6%	$147.7	7.2%	$135.5	6.6%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Net Revenue
Net revenue for the three months ended June 30, 2024 decreased 2.5% compared to the prior period. Net revenue decreased 1.2% on an organic basis, which excludes a decrease of 1.3% attributed to changes in foreign currency exchange rates. The decrease includes $26 million of one-time pass-through revenue in the three months ended June 30, 2023, related to our Sensing Solutions business.
Net revenue for the six months ended June 30, 2024 decreased 0.9% compared to the prior period. Net revenue increased 0.5% on an organic basis, which excludes a decrease of 1.4% attributed to changes in foreign currency exchange rates.

Performance Sensing
Performance Sensing net revenue for the three months ended June 30, 2024 increased 4.4% compared to the prior period. Excluding a decrease of 1.7% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue increased 6.1% on an organic basis, which was primarily due to content growth across both Automotive and HVOR.
Performance Sensing net revenue for the six months ended June 30, 2024 increased 5.6% compared to the prior period. Excluding a decrease of 1.7% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue increased 7.3% on an organic basis, which was primarily due to content growth across both Automotive and HVOR.
Sensing Solutions
Sensing Solutions net revenue for the three months ended June 30, 2024 decreased 19.0% compared to the prior period. Excluding a decline of 0.7% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue declined 18.3% on an organic basis, which is primarily due to one-time pass-through revenue and inventory destocking in the industrial markets, partially offset by growth in the aerospace market.
Sensing Solutions net revenue for the six months ended June 30, 2024 decreased 14.4% compared to the prior period. Excluding a decline of 0.7% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue declined 13.7% on an organic basis, which is primarily due to one-time pass-through revenue and inventory destocking in the industrial markets, partially offset by growth in the aerospace market.
Operating costs and expenses
Operating costs and expenses for the three and six months ended June 30, 2024 and 2023 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Operating costs and expenses:
Cost of revenue	$724.4	70.0%	$732.1	68.9%	$1,413.7	69.2%	$1,402.6	68.1%
Research and development	45.3	4.4	44.9	4.2	90.6	4.4	90.8	4.4
Selling, general and administrative	93.3	9.0	91.3	8.6	181.3	8.9	177.5	8.6
Amortization of intangible assets	39.1	3.8	54.6	5.1	77.6	3.8	95.3	4.6
Restructuring and other charges, net	3.5	0.3	21.3	2.0	4.3	0.2	27.3	1.3
Total operating costs and expenses	$905.6	87.5%	$944.1	88.9%	$1,767.5	86.5%	$1,793.4	87.0%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended June 30, 2024, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the net impacts of inflation on material and logistics costs and pricing recoveries from customers and (2) the impact of $13.2 million of inventory write-downs related to product line discontinuations, partially offset by the nonrecurrence of $10.5 million write-down of inventory in the three months ended June 30, 2023 as a result of our decision to exit the Marine Business. Refer to Note 5: Restructuring and Other Charges, Net of our unaudited condensed consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q for additional information regarding the write-downs related to product line discontinuations and charges related to the exit of the Spear Marine Business.
For the six months ended June 30, 2024, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the net impacts of inflation on material and logistics costs and pricing recoveries from customers, (2) the impact of $13.2 million of inventory write-downs related to product line discontinuations, and (3) the unfavorable effect of changes in foreign currency exchange rates, partially offset by the nonrecurrence of $10.5 million write-down of inventory in the three months ended June 30, 2023 as a result of our decision to exit the Marine Business.

Research and development expense
For the three and six months ended June 30, 2024, research and development ("R&D") expense did not fluctuate materially from the prior year periods.
Selling, general and administrative expense
For the three months ended June 30, 2024, selling, general and administrative ("SG&A") expense increased primarily due to (1) additional costs to remediate the material weaknesses identified in our internal controls over financial reporting for the year ended December 31, 2023 and (2) increased transaction costs, partially offset by lower compensations costs.
For the six months ended June 30, 2024, selling, general and administrative ("SG&A") expense did not fluctuate materially from the prior year period.
Amortization of intangible assets
For the three and six months ended June 30, 2024, amortization of intangible assets decreased from the prior periods, primarily due to (1) the non-recurrence of a $13.5 million charge for accelerated amortization of intangible assets in the three months ended June 30, 2023 as a result of our exit from the Spear Marine Business and (2) the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Restructuring and other charges, net
In the three months ended June 30, 2024, restructuring and other charges, net decreased from the prior year period, primarily due to (1) the non-recurrence of charges related to the Spear Marine Business in the second quarter of 2023, (2) lower charges for acquisition-related incentive compensation and (3) lower severance charges.
In the six months ended June 30, 2024, restructuring and other charges, net decreased from the prior year period, primarily due to (1) the non-recurrence of charges related to the Spear Marine Business in the second quarter of 2023, (2) lower charges for acquisition-related incentive compensation and (3) lower severance charges, partially offset by the non-recurrence of a gain on sale of a business that occurred in the first quarter of 2023.
Refer to Note 5: Restructuring and Other Charges, Net of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the components of restructuring and other charges, net.
Operating income
For the three months ended June 30, 2024, operating income did not fluctuate materially from the prior year period, as lower gross margin as described under the heading Cost of revenue above was largely offset by lower restructuring charges.
For the six months ended June 30, 2024, operating income did not fluctuate materially from the prior year period, as lower gross margin as described under the heading Cost of revenue above was largely offset by lower restructuring charges.
Interest expense
For the three and six months ended June 30, 2024, interest expense decreased from the prior periods, primarily due to lower interest expense on the 5.625% Senior Notes, which were redeemed in the fourth quarter of 2023, and the Term Loan, which was paid in full in the second quarter of 2023 and partially offset by interest expense on the 6.625% Senior Notes.
Refer to Note 14: Debt of the audited consolidated financial statements and notes thereto included in the 2023 Annual Report for additional information regarding these debt transactions.
Interest income
For the three and six months ended June 30, 2024, interest income decreased from the prior periods, primarily due to lower average cash equivalent balances in the respective periods compared to the prior periods.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost.

For the three months ended June 30, 2024, other, net represented a net gain of $4.1 million, a favorable impact on earnings of $15.0 million compared to a net loss of $10.9 million in the prior period. This favorable impact was primarily due to (1) the impact of foreign currency remeasurement of net monetary assets and (2) the net impact of forward contracts on commodities and foreign currency exchange rates that are not designated as accounting hedges.
For the six months ended June 30, 2024, other, net represented a net loss of $7.4 million, a favorable impact on earnings of $2.1 million compared to a net loss of $9.5 million in the prior period. This favorable impact was primarily due to (1) the impact of foreign currency remeasurement of net monetary assets and (2) the net impact of forward contracts on commodities and foreign currency exchange rates that are not designated as accounting hedges, partially offset by a loss of $14.8 million recognized in the first quarter of 2024 as a result of observable price changes related to an equity investment held using the measurement alternative.
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
For the three and six months ended June 30, 2024, the provision for income taxes increased $7.4 million and $6.3 million from the prior period, predominantly due to the increase in profit before tax and changes in our jurisdictional mix of earnings.

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
Free cash flow
Free cash flow is defined as net cash provided by operating activities less additions to property, plant and equipment and capitalized software. We believe free cash flow is useful to management and investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to, among other things, fund acquisitions, repurchase ordinary shares, or accelerate the repayment of debt obligations.
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
•Financing and other transaction costs: includes losses or gains related to debt financing transactions, losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or equity financing transaction, mark-to-market losses or gains on our equity investments, expenses related to compensation arrangements entered into concurrent with the closing of an acquisition, and adjustments related to changes in the fair value of acquisition-related contingent consideration amounts.
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

Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended June 30, 2024 and 2023. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended June 30, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$129.9	12.5%	$27.3	$71.7	$0.47
Non-GAAP adjustments:
Restructuring related and other	26.8	2.6	(0.8)	26.0	0.17
Financing and other transaction costs	2.5	0.2	(1.0)	2.5	0.02
Step-up depreciation and amortization	37.6	3.6	—	37.6	0.25
Deferred gain on derivative instruments	(0.1)	(0.0)	1.4	(3.7)	(0.02)
Amortization of debt issuance costs	—	—	—	1.6	0.01
Deferred taxes and other tax related	—	—	4.2	4.2	0.03
Total adjustments	66.7	6.4	3.8	68.2	0.45
Adjusted (non-GAAP)	$196.7	19.0%	$23.5	$139.9	$0.93

	For the three months ended June 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$118.0	11.1%	$19.9	$49.1	$0.32
Non-GAAP adjustments:
Restructuring related and other	31.1	2.9	(0.6)	30.4	0.20
Financing and other transaction costs	4.3	0.4	(0.1)	3.9	0.03
Step-up depreciation and amortization	53.3	5.0	—	53.3	0.35
Deferred (gain)/loss on derivative instruments	(0.9)	(0.1)	(1.1)	4.2	0.03
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	6.4	6.4	0.04
Total adjustments	87.7	8.3	4.6	100.0	0.65
Adjusted (non-GAAP)	$205.7	19.4%	$15.3	$149.2	$0.97
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the six months ended June 30, 2024 and 2023.

	For the six months ended June 30, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$274.7	13.5%	$49.9	$147.7	$0.98
Non-GAAP adjustments:
Restructuring related and other	29.2	1.4	(1.4)	27.8	0.18
Financing and other transaction costs	6.8	0.3	(0.9)	20.3	0.13
Step-up depreciation and amortization	74.9	3.7	—	74.9	0.50
Deferred (gain)/loss on derivative instruments	(0.5)	0.0	1.7	(4.9)	(0.03)
Amortization of debt issuance costs	—	—	—	3.2	0.02
Deferred taxes and other tax related	—	—	5.4	5.4	0.04
Total adjustments	110.5	5.4	4.9	126.8	0.84
Adjusted (non-GAAP)	$385.2	18.9%	$45.0	$274.5	$1.82

	For the six months ended June 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$266.9	13.0%	$43.6	$135.5	$0.88
Non-GAAP adjustments:
Restructuring related and other	34.0	1.7	(1.3)	32.7	0.21
Financing and other transaction costs	8.5	0.4	2.8	11.5	0.08
Step-up depreciation and amortization	92.5	4.5	—	92.5	0.60
Deferred (gain)/loss on derivative instruments	(3.2)	(0.2)	(0.2)	0.9	0.01
Amortization of debt issuance costs	—	—	—	3.4	0.02
Deferred taxes and other tax related	—	—	13.2	13.2	0.09
Total adjustments	131.8	6.4	14.5	154.3	1.01
Adjusted (non-GAAP)	$398.6	19.3%	$29.1	$289.8	$1.89
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the six months ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities (GAAP)	$249.9	$212.6
Additions to property, plant and equipment and capitalized software	(87.2)	(84.4)
Free cash flow (non-GAAP)	$162.7	$128.2
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2024	2023	2024	2023
Corporate and other expenses (GAAP)	$(93.6)	$(81.5)	$(173.9)	$(143.9)
Restructuring related and other	24.3	13.1	26.8	11.7
Financing and other transaction costs	1.5	1.0	4.9	3.6
Step-up depreciation and amortization	0.3	0.3	0.5	0.3
Deferred gain on derivative instruments	(0.1)	(0.9)	(0.5)	(3.2)
Total adjustments	25.9	13.4	31.8	12.4
Adjusted corporate and other expenses (non-GAAP)	$(67.6)	$(68.1)	$(142.1)	$(131.5)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended June 30,		For the six months ended June 30,
(In millions)	LTM	2024	2023	2024	2023
Net income	$8.3	$71.7	$49.1	$147.7	$135.5
Interest expense, net	142.4	35.1	38.1	69.7	78.2
Provision for income taxes	28.0	27.3	19.9	49.9	43.6
Depreciation expense	136.6	33.5	32.6	67.0	63.6
Amortization of intangible assets	156.1	39.1	54.6	77.6	95.3
EBITDA	471.4	206.6	194.3	411.9	416.2
Non-GAAP adjustments
Restructuring related and other	406.7	26.8	31.1	29.2	34.0
Financing and other transaction costs	33.9	3.5	4.0	21.1	8.8
Deferred (gain)/loss on derivative instruments	(9.7)	(5.1)	5.3	(6.6)	1.2
Adjusted EBITDA	$902.2	$231.8	$234.7	$455.7	$460.2

The following table provides a reconciliation of total debt, finance lease and other financing obligations in accordance with U.S. GAAP to net leverage ratio.

(Dollars in millions)	June 30, 2024	December 31, 2023
Current portion of long-term debt and finance lease obligations	$702.7	$2.3
Finance lease obligations, less current portion	22.0	22.9
Long-term debt, net	3,170.8	3,374.0
Total debt and finance lease obligations	3,895.5	3,399.2
Less: debt discount, net of premium	(0.9)	(1.6)
Less: deferred financing costs	(28.3)	(24.4)
Total gross indebtedness	$3,924.7	$3,425.2
Adjusted EBITDA (LTM)	$902.2	$906.6
Gross leverage ratio	4.4	3.8

Total gross indebtedness	$3,924.7	$3,425.2
Less: cash and cash equivalents	1,033.1	508.1
Net debt	$2,891.6	$2,917.1
Adjusted EBITDA (LTM)	$902.2	$906.6
Net leverage ratio	3.2	3.2
Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	June 30, 2024	December 31, 2023
United Kingdom	$8.8	$12.6
United States	9.8	12.9
The Netherlands	749.6	158.2
China	185.7	250.8
Other	79.2	73.7
Total	$1,033.1	$508.1
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

Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of June 30, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.9	€0.3	£9.0	¥—
United States	9.8	0.0	—	—
The Netherlands	743.5	5.4	0.1	—
China	81.5	—	—	757.0
Other	51.7	1.2	—	—
Total	$888.4	€6.9	£9.1	¥757.0
USD Equivalent		$7.4	$11.5	$104.2	$21.6

	As of December 31, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.4	€0.0	£11.9	¥—
United States	12.9	0.0	—	—
The Netherlands	143.9	12.2	0.3	—
China	155.2	—	—	679.4
Other	58.3	2.5	—	—
Total	$370.7	€14.7	£12.2	¥679.4
USD Equivalent		$16.2	$15.6	$95.6	$10.0
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2024 and 2023. We have derived these summarized statements of cash flows from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2024	June 30, 2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$318.0	$338.9
Changes in operating assets and liabilities, net	(68.0)	(117.8)
Cash operating activities	—	(8.4)
Operating activities	249.9	212.6
Investing activities	(85.2)	(65.8)
Financing activities	365.1	(515.0)
Effects of exchange rate differences	(4.9)	—
Net change	$524.9	$(368.2)
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2024 increased compared to the corresponding period of the prior year, primarily due to timing of supplier payments and customer receipts.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2024 increased compared to the corresponding period of the prior year, primarily due to no cash received for divestitures in the six months ended June 30, 2024 (compared to $19.0 million in the prior year period). For fiscal year 2024, we anticipate capital expenditures of approximately $175.0 million, which we expect to fund with cash on hand.
Financing activities. Net cash from financing activities provided cash of $365.1 million for the six months ended June 30, 2024 compared to use of $515.0 million in the prior year period. This change is primarily due to $500.0 million cash received from the issuance of the 6.625% Senior Notes in the second quarter of 2024, combined with the impact of the prepayment of the

Term Loan in the first half of 2023. In addition, in we paid $79.4 million to repurchase the remaining equity interest in a former joint venture in the six months ended June 30, 2024. Refer to Note 12: Shareholders' Equity for additional information.
Indebtedness and Liquidity
As of June 30, 2024, we had $3.9 billion in gross indebtedness, which includes finance lease and other financing obligations and excludes debt discounts, premiums, and deferred financing costs.
On June 6, 2024, our indirect, wholly-owned subsidiary, Sensata Technologies, Inc. ("STI"), completed the issuance and sale of $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes"). On July 15, 2024, we used the proceeds from this issuance, together with cash on hand, for the redemption in full of the $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes"), which were issued by our indirect, wholly-owned subsidiary, Sensata Technologies B.V. ("STBV"). Refer to Note 10: Debt of our condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information on these transactions and our overall debt.
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
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of June 30, 2024, we had $746.1 million available under the Revolving Credit Facility, net of $3.9 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2024, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of June 30, 2024, availability under the Accordion was approximately $2.0 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 20, 2024, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2024.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our

2023 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of June 30, 2024, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $461.8 million remained available as of June 30, 2024. In the six months ended June 30, 2024, we repurchased 0.3 million ordinary shares under the September 2023 Program. In the six months ended June 30, 2023, we repurchased 0.6 million ordinary shares under the January 2022 Program
Dividends
In the six months ended June 30, 2024 and 2023, we paid aggregate cash dividends of $36.1 million and $35.1 million, respectively. On July 18, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on August 28, 2024 to shareholders of record as of August 14, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of FASB ASU No. 2023-09 to have an impact on our results of operations or financial condition, but it is expected to increase the amount of disclosures required in the notes to the consolidated financial statements.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2023 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to the Company’s critical accounting policies and estimates, as previously disclosed, have occurred during the first six months of 2024, except for the addition of the Company’s Definite-lived Intangible Assets policy as discussed below.

Definite-lived intangible assets

We perform reviews on a regular basis to determine whether facts or circumstances exist that indicate that the carrying values of our definite-lived intangible assets are impaired. If we determine that such facts or circumstances exist, we estimate the recoverability of the related asset or asset group (at the lowest level of identifiable cash flows) by comparing the projected undiscounted net cash flows associated with the asset or asset group to its carrying value. If the sum of the projected undiscounted net cash flows is less than the carrying value of an asset or asset group, an impairment charge would be measured as the excess of the carrying value over the fair value of that asset or asset group. We determine fair value by using the appropriate income approach valuation methodology, depending on the nature of the definite-lived intangible asset.
As of June 30, 2024, we estimated the recoverability of the definite-lived intangible assets within our Insights reporting unit, which represents the asset group, by comparing the projected probability-weighted undiscounted net cash flows associated with the intangible assets to their carrying value. The total carrying value of the indefinite lived intangible assets within the Insights reporting unit was approximately $250 million. These probability-weighted cash flows included scenarios associated with a long-term hold and use of the reporting unit and scenarios associated with near term execution of strategic alternatives for the reporting unit. The sum of the projected probability-weighted undiscounted net cash flows exceeded the carrying value of the intangible assets within the asset group. However, if the probability of executing on a strategic alternative for the asset group were to increase, we may be required to recognize a material charge related to these definite-lived intangible assets.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described below. As of December 31, 2023, we identified material weaknesses in maintaining an appropriate internal control environment. Management did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, our control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
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

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation Plan
We have devoted a significant amount of time and resources to work towards remediation of the material weaknesses. We will continue to execute on our remediation plan until the material weaknesses are remediated. Actions taken to date, and expected to be taken, include the following:
•Completion of an internal organizational assessment to identify gaps in knowledge and staffing levels and consider potential reorganization of our teams.
•Hiring of additional accounting and IT personnel, including a new Chief Accounting Officer in May 2024, with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities. We continue to recruit for additional resources.
•Engaged a third party to assist in development and formalization of a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO framework. We are in various stages of this risk assessment process and control development process, including assessing and documenting control gaps and developing remediation plans.
•Assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to uphold our internal controls standards.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2024	161,511	$36.65	—	$461.8
May 1 through May 31, 2024	14,177	$41.85	—	$461.8
June 1 through June 30, 2024	8,747	$38.63	—	$461.8
Quarter total	184,435	$37.14	—	$461.8
___________________________________
(1)     The number of ordinary shares presented were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
On May 15, 2024, Lynne Caljouw, Executive Vice President and Chief Administrative Officer, an officer for purposes of Section 16 of the Exchange Act, entered into a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K. This arrangement was entered into during an open trading window and provides for the potential sale of up to 63,232 ordinary shares contingent on attainment of certain price per share of our common stock. The earliest sell date is August 14, 2024 and the plan will terminate upon the earlier of May 30, 2025 or the date all ordinary shares under the plan are sold. In addition, Ms. Caljouw may terminate the plan at any time.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

4.1
Indenture, dated as of June 6, 2024, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 6, 2024).

4.2	Form of 6.625% Senior Notes due 2032 (included as Exhibit A to Exhibit 4.1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2024

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian Roberts
(Brian Roberts) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Vice President and Chief Accounting Officer (Principal Accounting Officer)