Form 10-Q
period 2024-09-30
Sensata Technologies Holding plc
filed 2024-11-04
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2024, 149,566,230 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$506,215	$508,104
Accounts receivable, net of allowances of $20,956 and $28,980 as of September 30, 2024 and December 31, 2023, respectively	753,735	744,129
Inventories	673,506	713,485
Prepaid expenses and other current assets	161,853	136,686
Total current assets	2,095,309	2,102,404
Property, plant and equipment, net	893,722	886,010
Goodwill	3,392,704	3,542,770
Other intangible assets, net of accumulated amortization of $2,537,953 and $2,522,760 as of September 30, 2024 and December 31, 2023, respectively	515,733	883,671
Deferred income tax assets	295,561	131,527
Other assets	121,301	134,605
Total assets	$7,314,330	$7,680,987
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2,076	$2,276
Accounts payable	459,710	482,301
Income taxes payable	23,909	32,139
Accrued expenses and other current liabilities	321,187	307,002
Total current liabilities	806,882	823,718
Deferred income tax liabilities	246,493	359,073
Pension and other post-retirement benefit obligations	32,196	38,178
Finance lease obligations, less current portion	21,702	22,949
Long-term debt, net	3,174,354	3,373,988
Other long-term liabilities	74,935	66,805
Total liabilities	4,356,562	4,684,711
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 176,454 and 175,832 shares issued as of September 30, 2024 and December 31, 2023, respectively	2,256	2,249
Treasury shares, at cost, 26,427 and 25,090 shares as of September 30, 2024 and December 31, 2023, respectively	(1,261,946)	(1,213,160)
Additional paid-in capital	1,861,511	1,901,621
Retained earnings	2,354,276	2,295,604
Accumulated other comprehensive income	1,671	9,962
Total shareholders' equity	2,957,768	2,996,276
Total liabilities and shareholders' equity	$7,314,330	$7,680,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net revenue	$982,830	$1,001,302	$3,025,074	$3,061,589
Operating costs and expenses:
Cost of revenue	701,463	687,959	2,115,137	2,090,538
Research and development	42,685	45,448	133,324	136,244
Selling, general and administrative	102,453	85,661	283,772	263,123
Amortization of intangible assets	44,732	39,970	122,332	135,307
Goodwill impairment charge	150,100	—	150,100	—
Restructuring and other charges, net	140,624	26,004	144,897	53,262
Total operating costs and expenses	1,182,057	885,042	2,949,562	2,678,474
Operating (loss)/income	(199,227)	116,260	75,512	383,115
Interest expense	(38,942)	(44,306)	(118,200)	(138,856)
Interest income	5,857	7,398	15,397	23,752
Other, net	(12,294)	1,317	(19,741)	(8,215)
(Loss)/income before taxes	(244,606)	80,669	(47,032)	259,796
(Benefit from)/provision for income taxes	(219,572)	17,868	(169,722)	61,467
Net (loss)/income	$(25,034)	$62,801	$122,690	$198,329
Basic net (loss)/income per share	$(0.17)	$0.41	$0.81	$1.30
Diluted net (loss)/income per share	$(0.17)	$0.41	$0.81	$1.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss)/income	$(25,034)	$62,801	$122,690	$198,329
Other comprehensive income/(loss):
Cash flow hedges	(28,943)	(401)	(34,469)	11,092
Defined benefit and retiree healthcare plans	14,186	248	14,621	865
Cumulative translation adjustment	30,176	—	11,557	—
Other comprehensive income/(loss)	15,419	(153)	(8,291)	11,957
Comprehensive (loss)/income	$(9,615)	$62,648	$114,399	$210,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$122,690	$198,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,712	96,877
Amortization of debt issuance costs	4,510	5,110
Goodwill impairment charge	150,100	—
Loss/(gain) on sale of business	110,111	(5,877)
Share-based compensation	27,393	24,454
Loss on debt financing	9,235	857
Amortization of intangible assets	122,332	135,307
Deferred income taxes	(235,943)	12,323
Loss on equity investments, net	13,164	678
Unrealized (gain)/loss on derivative instruments and other	(991)	15,712
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(29,568)	(24,768)
Inventories	19,389	(42,600)
Prepaid expenses and other current assets	(27,144)	5,905
Accounts payable and accrued expenses	1,694	(28,368)
Income taxes payable	(7,753)	(15,588)
Other	6,135	(4,154)
Acquisition-related compensation payments	(5,232)	(22,620)
Net cash provided by operating activities	380,834	351,577
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(126,759)	(136,224)
Investment in debt and equity securities	3,681	(390)
Proceeds from the sale of business, net of cash sold	138,312	19,000
Net cash provided by/(used in) investing activities	15,234	(117,614)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	4,605	5,346
Payment of employee restricted stock tax withholdings	(9,746)	(12,067)
Proceeds from borrowings on debt	500,000	—
Payments on debt	(700,855)	(448,640)
Dividends paid	(54,266)	(53,380)
Payments to repurchase ordinary shares	(47,299)	(60,290)
Purchase of noncontrolling interest in joint venture	(79,393)	—
Payments of debt financing costs	(13,379)	(747)
Net cash used in financing activities	(400,333)	(569,778)
Effect of exchange rate changes on cash and cash equivalents	2,376	—
Net change in cash and cash equivalents	(1,889)	(335,815)
Cash and cash equivalents, beginning of year	508,104	1,225,518
Cash and cash equivalents, end of period	$506,215	$889,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2024	176,321	$2,254	(25,365)	$(1,223,212)	$1,846,062	$2,400,196	$(13,748)	$3,011,552
Surrender of shares for tax withholding	—	—	(76)	(2,766)	—	—	—	(2,766)
Vesting of restricted securities	209	3	—	—	—	(3)	—	—
Cash dividends paid	—	—	—	—	—	(18,118)	—	(18,118)
Repurchase of ordinary shares	—	—	(1,062)	(38,734)	—	—	—	(38,734)
Retirement of ordinary shares	(76)	(1)	76	2,766	—	(2,765)	—	—
Share-based compensation	—	—	—	—	15,449	—	—	15,449
Net loss	—	—	—	—	—	(25,034)	—	(25,034)
Other comprehensive income	—	—	—	—	—	—	15,419	15,419
Balance as of September 30, 2024	176,454	$2,256	(26,427)	$(1,261,946)	$1,861,511	$2,354,276	$1,671	$2,957,768

Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
Surrender of shares for tax withholding	—	—	(264)	(9,746)	—	—	—	(9,746)
Stock options exercised	119	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	767	9	—	—	—	(9)	—	—
Cash dividends paid	—	—	—	—	—	(54,266)	—	(54,266)
Repurchase of ordinary shares	—	—	(1,337)	(48,786)	—	—	—	(48,786)
Retirement of ordinary shares	(264)	(3)	264	9,746	—	(9,743)	—	—
Share-based compensation	—	—	—	—	27,393	—	—	27,393
Purchase of noncontrolling interest in joint venture	—	—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	122,690	—	122,690
Other comprehensive loss	—	—	—	—	—	—	(8,291)	(8,291)
Balance as of September 30, 2024	176,454	$2,256	(26,427)	$(1,261,946)	$1,861,511	$2,354,276	$1,671	$2,957,768

Balance as of June 30, 2023	175,793	$2,249	(23,371)	$(1,149,838)	$1,889,234	$2,472,281	$(4,154)	$3,209,772
Surrender of shares for tax withholding	—	—	(14)	(597)	—	—	—	(597)
Vesting of restricted securities	40	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(18,267)	—	(18,267)
Repurchase of ordinary shares	—	—	(889)	(35,222)	—	—	—	(35,222)
Retirement of ordinary shares	(14)	—	14	597	—	(597)	—	—
Share-based compensation	—	—	—	—	6,847	—	—	6,847
Net income	—	—	—	—	—	62,801	—	62,801
Other comprehensive loss	—	—	—	—	—	—	(153)	(153)
Balance as of September 30, 2023	175,819	$2,249	(24,260)	$(1,185,060)	$1,896,081	$2,516,218	$(4,307)	$3,225,181

Balance as of December 31, 2022	175,207	$2,242	(22,781)	$(1,124,713)	$1,866,201	$2,383,341	$(16,264)	$3,110,807
Surrender of shares for tax withholding	—	—	(247)	(12,067)	—	—	—	(12,067)
Stock options exercised	158	2	—	—	5,426	—	—	5,428
Vesting of restricted securities	701	7	—	—	—	(7)	—	—
Cash dividends paid	—	—	—	—	—	(53,380)	—	(53,380)
Repurchase of ordinary shares	—	—	(1,479)	(60,347)	—	—	—	(60,347)
Retirement of ordinary shares	(247)	(2)	247	12,067	—	(12,065)	—	—
Share-based compensation	—	—	—	—	24,454	—	—	24,454
Net income	—	—	—	—	—	198,329	—	198,329
Other comprehensive income	—	—	—	—	—	—	11,957	11,957
Balance as of September 30, 2023	175,819	$2,249	(24,260)	$(1,185,060)	$1,896,081	$2,516,218	$(4,307)	$3,225,181
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
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The most significant changes include combining our Automotive and Heavy Vehicle and Off-Road ("HVOR") businesses (with the combined business remaining in Performance Sensing) and moving the Insights Business out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing these businesses together, by allowing us to scale core capabilities and better serve our customers. Prior year amounts in this Quarterly Report on Form 10-Q ("this Report") have been recast to reflect this realignment. Refer to Note 15: Segment Reporting for additional information.
In September 2024, we sold various assets and liabilities comprising our vehicle area networks and data collection business (collectively, the "Insights Business") to an affiliate of Balmoral Funds. See Note 16: Disposal for additional information.
In the three and nine months ended September 30, 2024, we present interest income on the condensed consolidated statements of operations separate from interest expense. In the three and nine months ended September 30, 2023, interest income had been included in interest expense, net. Accordingly, we reclassified prior period interest income to a separate caption in the condensed consolidated statements of operations to conform to current period presentation.
All U.S. dollar ("USD") and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated.
2. New Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance will be applied retrospectively to all prior periods presented. We adopted the guidance in FASB ASU No. 2023-07 on January 1, 2024 and will include the required new annual and quarterly disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, respectively.
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
3. Revenue Recognition
The following tables present net revenue disaggregated by segment and end market for the three and nine months ended September 30, 2024 and 2023 for our two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"), and other:

	For the three months ended September 30, 2024				For the three months ended September 30, 2023 (1)
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive (1)	$496,707	$34,319	$—	$531,026	$528,256	$30,868	$—	$559,124
HVOR (1)	162,943	6,213	—	169,156	168,591	7,322	—	175,913
Industrial, Appliance, HVAC (2), & other	—	183,757	—	183,757	—	188,311	—	188,311
Aerospace	—	50,097	—	50,097	—	48,638	—	48,638
Other (1)	—	—	48,794	48,794	—	—	29,316	29,316
Total	$659,650	$274,386	$48,794	$982,830	$696,847	$275,139	$29,316	$1,001,302

	For the nine months ended September 30, 2024				For the nine months ended September 30, 2023 (1)
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive (1)	$1,570,489	$99,116	$—	$1,669,605	$1,538,967	$84,993	$—	$1,623,960
HVOR (1)	526,400	20,601	—	547,001	519,205	20,816	—	540,021
Industrial, Appliance, HVAC (2), & other	—	538,958	—	538,958	—	644,044	—	644,044
Aerospace	—	141,621	—	141,621	—	139,796	—	139,796
Other (1)	—	—	127,889	127,889	—	—	113,768	113,768
Total	$2,096,889	$800,296	$127,889	$3,025,074	$2,058,172	$889,649	$113,768	$3,061,589
___________________________________
(1)    In the three months ended March 31, 2024, we realigned our segments, as discussed further in Note 1: Basis of Presentation and Note 15: Segment Reporting. As a result, certain revenue in the Automotive and HVOR end markets has been moved from Performance Sensing to Sensing Solutions. In addition, Insights revenue was moved from the HVOR end market (in Performance Sensing) to the other end market in a separate operating segment that is not aggregated within either of our reportable segments. The three and nine months ended September 30, 2023 have been retrospectively recast to reflect this change.
(2)    Heating, ventilation and air conditioning.
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	$—	$(2)	$569	$(88)
Restricted securities (1)	15,449	6,849	26,824	24,542
Share-based compensation expense	$15,449	$6,847	$27,393	$24,454
____________________________________
(1)    In the three and nine months ended September 30, 2024, $5.8 million was related to the accelerated vesting of restricted securities associated with the sale of the Insights Business.

Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the nine months ended September 30, 2024:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors	RSU (1)	45	$38.92
Various executives	RSU (2)	350	$37.18
Various executives and employees	RSU (3)	647	$36.49
Various executives and employees	PRSU (4)	159	$36.53
Various executives and employees	PRSU (5)	159	$38.90
____________________________________
(1)    These RSUs cliff vest one year from the grant date (various dates between March 2025 and July 2025).
(2)    These RSUs vest on various dates over the next 15 months depending on service or performance criteria.
(3)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between February 2027 and September 2027.
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
5. Restructuring and Other Charges, Net
Summary
The following table presents the charges and gains included as components of restructuring and other charges, net for the three and nine months ended September 30, 2024, and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Q3 2023 Plan charges, net (1)	$13	$21,381	$308	$21,381
Other restructuring and other charges, net
Severance charges, net (2)	3,224	(435)	5,679	8,527
Facility and other exit costs	—	494	200	1,029
Loss/(gain) on sale of business (3)	110,111	—	110,111	(5,877)
Acquisition-related compensation arrangements (4)	118	3,769	2,028	14,371
Other (5)	27,158	795	26,571	13,831
Restructuring and other charges, net	$140,624	$26,004	$144,897	$53,262
___________________________________
(1)    Includes net severance charges and facility and other exit costs relating to the Q3 2023 Plan. Of the charges recognized in the three and nine months ended September 30, 2023, $7.3 million was incurred by the Performance Sensing segment, $5.5 million was incurred by the Sensing Solutions segment and $8.5 million was incurred by Corporate and other functions.
(2)    Each period presented includes severance charges, net of reversals, that do not represent the initiation of a larger restructuring plan. This includes, for the three and nine months ended September 30, 2024, severance related to certain actions to restructure our IT operations.
(3)    See Note 16: Disposal for additional information on the sale of the Insights Business.
(4)    Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets set at the time of acquisition.

(5)    Represents charges that are not included in one of the other classifications. The three and nine months ended September 30, 2023 and 2024 primarily include charges related to the exit of Spear, as detailed under the heading Spear Power Systems below. The three and nine months ended September 30, 2024 also include contract termination costs related to certain product lifecycle management activities in the Sensing Solutions segment and pension settlement costs.
The following table presents a rollforward of our severance liability for the nine months ended September 30, 2024:

Total
Balance as of December 31, 2023	$6,786
Charges, net of reversals	5,833
Payments	(9,402)
Foreign currency remeasurement	(140)
Balance as of September 30, 2024	$3,077
The severance liability as of September 30, 2024 and December 31, 2023 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Spear Power Systems
In June 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). The exit of the Spear Marine Business was the result of a change in strategy with respect to the business and involved ceasing sales, marketing, and business operations. It resulted in the elimination of certain positions, primarily in the U.S. and the closure of operations in Belgium.
In September 2024, we made the decision to exit the Spear aerospace and defense business and entered into an asset purchase agreement that closed in October 2024, wherein a third party assumed control of a majority of the remaining Spear assets.
The Spear businesses had been included in the Sensing Solutions reportable segment. Exiting Spear resulted in charges in the three and nine months ended September 30, 2024 and 2023, as presented in the table below:

		For the three months ended		For the nine months ended
	Location	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Accelerated amortization (1)	Amortization of intangible assets	$9,619	$—	$9,619	$13,527
Write-down of inventory	Cost of revenue	1,443	—	1,443	10,479
Severance charges	Restructuring and other charges, net	—	—	(328)	1,168
Write-down of property, plant and equipment	Restructuring and other charges, net	3,706	—	3,711	1,735
Other charges, including contract termination costs	Restructuring and other charges, net	10,802	876	10,210	12,278
Total		$25,570	$876	$24,655	$39,187
___________________________________
(1)    Amortization of certain intangible assets related to the Spear acquisition was accelerated during the second quarter of 2023 in connection with the exit of the Spear Marine Business, as defined above. Additional accelerated amortization was recorded during the third quarter of 2024 to coincide with the divestiture of the remaining Spear operations. The amortization was accelerated proportionately to the foregone economic benefit of the closed operations.
Other
In the three months ended June 30, 2024, we initiated certain actions related to restructuring of our IT operations and product lifecycle management including product line discontinuations, primarily within Sensing Solutions, which, for the three and nine months ended September 30, 2024, resulted in total costs of $32.5 million and $48.4 million, respectively, including severance, contract termination costs, and inventory charges. Of the costs recognized for the three and nine months ended September 30, 2024, $27.3 million and $40.5 million, respectively, were included within cost of revenue, with the remainder included within restructuring and other charges, net.

6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Currency remeasurement (loss)/gain on net monetary assets	$(1,310)	$(4,491)	$3,119	$(15,057)
(Loss)/gain on foreign currency forward contracts	(3,851)	(1,301)	(5,008)	3,306
Gain/(loss) on commodity forward contracts	1,200	(476)	7,276	(4,846)
Loss on debt financing transactions	(9,235)	—	(9,235)	(857)
Gain/(loss) on equity investments, net (1)	1,142	(376)	(13,164)	(678)
Net periodic benefit cost, excluding service cost	(593)	(863)	(2,254)	(2,644)
Other	353	8,824	(475)	12,561
Other, net	$(12,294)	$1,317	$(19,741)	$(8,215)
___________________________________
(1)    The nine months ended September 30, 2024 primarily includes a loss on an equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments—Equity Securities. Refer to Note 13: Fair Value Measures for additional information.
7. Income Taxes
The following table presents the (benefit from)/provision for income taxes for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Benefit from)/provision for income taxes	$(219,572)	$17,868	$(169,722)	$61,467
The (benefit from)/provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, and (c) changes in withholding taxes on unremitted earnings. Other items impacting deferred tax expense include changes in tax rates and changes in our assessment of the realizability of our deferred tax assets.
During the third quarter of 2024 our benefit from income taxes includes the following: (1) a deferred tax benefit of approximately $257.7 million due to a tax strategy to secure the future tax deductibility of certain intellectual property which had a valuation allowance against it at December 31, 2023; (2) a $12.8 million tax expense on the sale of the Insights Business; (3) deferred tax expense of $11.1 million on the settlement of the U.S. qualified pension plan; and (4) no tax benefit or expense related to the goodwill impairment as discussed in Note 13: Fair Value Measures.
8. Net (Loss)/Income per Share
Basic and diluted net (loss)/income per share are calculated by dividing net (loss)/income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2024 and 2023 the weighted-average ordinary shares outstanding used to calculate basic and diluted net (loss)/income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic weighted-average ordinary shares outstanding	150,717	152,046	150,681	152,421
Dilutive effect of stock options	—	19	4	75
Dilutive effect of unvested restricted securities	—	314	345	426
Diluted weighted-average ordinary shares outstanding	150,717	152,379	151,030	152,922

Net (loss)/income and net(loss)/income per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net (loss)/income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Anti-dilutive shares excluded	2,577	1,815	1,349	1,274
Contingently issuable shares excluded	737	1,239	909	1,291
9. Inventories
The following table presents the components of inventories as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Finished goods	$200,863	$223,972
Work-in-process	143,988	113,209
Raw materials	328,655	376,304
Inventories	$673,506	$713,485
10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of September 30, 2024 and December 31, 2023:

	Maturity Date	September 30, 2024	December 31, 2023
5.0% Senior Notes	October 1, 2025	$—	$700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
6.625% Senior Notes	July 15, 2032	500,000	—
Plus: debt premium, net of discount (less: debt discount, net of premium)		797	(1,568)
Less: deferred financing costs		(26,443)	(24,444)
Long-term debt, net		$3,174,354	$3,373,988

Finance lease obligations		$23,778	$25,225
Less: current portion		(2,076)	(2,276)
Finance lease obligations, less current portion		$21,702	$22,949
Our indebtedness as of September 30, 2024 and December 31, 2023 consists of various tranches of senior unsecured notes as shown in the table above. We also have secured credit facilities (the "Senior Secured Credit Facilities") which provide for our $750.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2023 Annual Report for additional information related to our indebtedness prior to the issuance of the $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes") in June 2024.
Revolving Credit Facility
As of September 30, 2024, we had $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2024, no amounts had been drawn against these outstanding letters of credit.

Debt Financing Transactions
Issuance of 6.625% Senior Notes
The 6.625% Senior Notes were issued under an indenture dated as of June 6, 2024 (the "6.625% Senior Notes Indenture") among Sensata Technologies, Inc. ("STI"), as issuer, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named therein (the "Guarantors").
The 6.625% Senior Notes bear interest at a rate of 6.625% per annum and mature on July 15, 2032. Interest is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2025. STI's obligations under the 6.625% Senior Notes are guaranteed by Sensata Technologies B.V. ("STBV") and each of STBV's wholly-owned subsidiaries (other than STI) that is a Guarantor under STI's Senior Secured Credit Facilities and an issuer or a guarantor under our existing senior notes as follows (collectively, the "Existing Notes"): STI's 4.375% Senior Notes due 2030 and 3.75% Senior Notes due 2031 and STBV's 4.0% Senior Notes due 2029 and 5.875% Senior Notes due 2030.
The 6.625% Senior Notes are STI’s, and the guarantees are the Guarantors’, senior unsecured obligations and rank equally in right of payment to all existing and future senior indebtedness of STI or the Guarantors, respectively, including indebtedness under the Senior Secured Credit Facilities and the Existing Notes.
The 6.625% Senior Notes Indenture contains covenants that limit the ability of STBV and its subsidiaries (including STI and the other Guarantors) to, among other things: incur liens; engage in sale and leaseback transactions; with respect to any subsidiary of STBV (other than STI), incur indebtedness without such subsidiary’s guaranteeing the 6.625% Senior Notes; or consolidate, merge with, or sell, assign, convey, transfer, lease, or otherwise dispose of all or substantially all or substantially all of their properties or assets to, another person. These covenants are subject to important exceptions and qualifications set forth in the 6.625% Senior Notes Indenture.
The guarantees of the 6.625% Senior Notes and certain of these covenants will be suspended if the 6.625% Senior Notes are assigned an investment-grade rating by either S&P Global Ratings or Moody’s Investors Service, Inc. and no default has occurred and is continuing. The guarantees of the 6.625% Senior Notes and the suspended covenants will be reinstated in the event that the 6.625% Senior Notes are rated below investment grade by both rating agencies, or an event of default has occurred and is continuing at such time.
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
Redemption of 5.0% Senior Notes
In July 2024, we redeemed the $700.0 million aggregate principal amount outstanding on our 5.0% senior notes due 2025 (the "5.0% Senior Notes") in accordance with the terms of the indenture under which the 5.0% Senior Notes were issued and the terms of the notice of redemption, at a redemption price equal to 101% of the aggregate principal amount of the outstanding 5.0% Senior Notes, plus accrued and unpaid interest to (but not including) the redemption date. In addition to the $700.0 million aggregate principal amount outstanding, at redemption we paid the $7.0 million premium and $10.1 million accrued interest.
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
In connection with the redemption of the 5.0% Senior Notes, we recognized a loss of $9.2 million, presented in other, net, which reflects the $7.0 million early redemption premium and $2.2 million related to the write-off of unamortized deferred financing costs and debt discounts.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, accrued interest totaled $37.6 million and $45.2 million, respectively.
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
12. Shareholders' Equity
Purchase of noncontrolling interest in joint venture
In February 2024, we purchased the remaining 50% interest in our joint venture with Dongguan Churod Electronics Co., Ltd. for approximately $79.4 million. Prior to the transaction, we had been consolidating the joint venture. The purchase of the 50% non-controlling interest was accounted for as an equity transaction. No gain or loss was recognized in the condensed consolidated statements of operations. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted was recognized as a reduction of additional paid in capital recorded in equity.
Cash Dividends
In the three and nine months ended September 30, 2024, we paid aggregate cash dividends of $18.1 million and $54.3 million, respectively, compared to $18.3 million and $53.4 million in the three and nine months ended September 30, 2023, respectively. On October 28, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on November 27, 2024 to shareholders of record as of November 13, 2024.
Foreign Currency Translation
Prior to October 1, 2023, the functional currency of our wholly-owned subsidiaries in China was USD. Effective October 1, 2023, as a result of significant changes in economic facts and circumstances in the operations of our China foreign entities, the functional currency of our wholly-owned subsidiaries in China changed to the Chinese Renminbi ("CNY"). The changes in economic facts and circumstances caused a permanent change to our strategy in China toward a more self-contained model, making China the primary economic environment in which these subsidiaries operate. This change was accounted for prospectively and does not impact prior period financial statements.
As a result of this change, in the fourth quarter of 2023, we started recording an adjustment to translate these subsidiaries' financial statements from CNY to USD (our reporting currency). These adjustments are included in other comprehensive income and are presented under the heading Accumulated Other Comprehensive Income below.
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
In January 2022, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019. In September 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the January 2022 Program and became effective on October 1, 2023.
In the three and nine months ended September 30, 2024, we repurchased 1.1 million and 1.3 million ordinary shares, respectively, for $38.7 million and $48.8 million, respectively. In the three and nine months ended September 30, 2023, we repurchased 0.9 million and 1.5 million ordinary shares, respectively, for $35.2 million and $60.3 million, respectively. All share repurchases in the three and nine months ended September 30, 2024 were made under the September 2023 Program and all share repurchases in the three and nine months ended September 30, 2023 were made under the January 2022 Program. As of September 30, 2024, $423.1 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income for the nine months ended September 30, 2024:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$17,513	$(28,499)	$20,948	$9,962
Other comprehensive (loss)/income before reclassifications, net of tax	(17,150)	—	11,557	(5,593)
Reclassifications from accumulated other comprehensive income, net of tax	(17,319)	14,621	—	(2,698)
Other comprehensive (loss)/income	(34,469)	14,621	11,557	(8,291)
Balance as of September 30, 2024	$(16,956)	$(13,878)	$32,505	$1,671

The following table presents the amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2024	2023	2024	2023
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(202)	$(4,186)	$(1,072)	$(15,219)	Net revenue (1)
Foreign currency forward contracts	(6,429)	(6,728)	(22,268)	(12,828)	Cost of revenue (1)
Total, before taxes	(6,631)	(10,914)	(23,340)	(28,047)	(Loss)/income before taxes
Income tax effect	1,710	2,816	6,021	7,236	(Benefit from)/provision for income taxes
Total, net of taxes	$(4,921)	$(8,098)	$(17,319)	$(20,811)	Net (loss)/income

Defined benefit and retiree healthcare plans
Defined benefit and retiree healthcare plans	$161	$339	$728	$1,187	Other, net
Defined benefit and retiree healthcare plans	3,890	—	3,890	—	Restructuring and other charges, net
Total, before taxes	4,051	339	4,618	1,187	Income before taxes
Income tax effect	10,135	(91)	10,003	(322)	(Benefit from)/provision for income taxes
Total, net of taxes	$14,186	$248	$14,621	$865	Net (loss)/income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive income in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are shown in the below table.

	September 30, 2024	December 31, 2023
Assets
Cash equivalents (Level 1)	$192,946	$138,749
Foreign currency forward contracts (Level 2)	6,341	28,871
Commodity forward contracts (Level 2)	5,179	1,457
Total	$204,466	$169,077
Liabilities
Foreign currency forward contracts (Level 2)	$29,853	$8,996
Commodity forward contracts (Level 2)	209	795
Total	$30,062	$9,791
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
In the third quarter of 2024, impairment indicators were identified that suggested the carrying values of the Dynapower and Clean Energy Solutions ("CES") reporting units could exceed their fair values. The primary indicators of impairment were revised projections of future cash flows and actual performance that was lower than previous projections for these reporting units. We evaluated the goodwill of the Dynapower and CES reporting units for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge. If Dynapower does not achieve the forecasted future cash flows, there is a possibility that additional impairments of the remaining

$229.8 million of goodwill may be recognized in the future. Based on our analysis, the fair value of the CES reporting unit was significantly greater than the carrying value of the reporting unit. Accordingly, the goodwill related to the CES reporting unit was not impaired.
In the three months ended March 31, 2024, we made the decision to reorganize our segments, as discussed in more detail in Note 1: Basis of Presentation. This reorganization resulted in the creation of a new reporting unit for a business that was previously part of the Automotive reporting unit, which was moved to the Sensing Solutions segment. We reassigned assets and liabilities, including goodwill, from the Automotive reporting unit to the new reporting unit as required by FASB ASC Topic 350, Intangibles—Goodwill and Other. We evaluated our goodwill and other indefinite-lived intangible assets for impairment before and after the reorganization and formation of these reporting units and determined that they were not impaired. As a result of this reorganization, we allocated $143.4 million of goodwill to the new reporting unit in the three months ended March 31, 2024.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2024		December 31, 2023
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
5.0% Senior Notes	$—	$—	$700,000	$694,750
4.375% Senior Notes	$450,000	$429,750	$450,000	$415,125
3.75% Senior Notes	$750,000	$684,375	$750,000	$656,250
4.0% Senior Notes	$1,000,000	$950,000	$1,000,000	$920,000
5.875% Senior Notes	$500,000	$502,500	$500,000	$495,000
6.625% Senior Notes	$500,000	$521,250	$—	$—
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2024 and December 31, 2023, we held equity investments under the measurement alternative of $6.3 million and $18.3 million, respectively, which are presented in other assets in the condensed consolidated balance sheets. In the nine months ended September 30, 2024, we adjusted the carrying value of one of these equity investments as a result of an observable price change in the first quarter of 2024, resulting in a loss of $14.8 million.
14. Derivative Instruments and Hedging Activities
Foreign Currency Derivatives
For the three and nine months ended September 30, 2024 and 2023, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of September 30, 2024, we estimate that $11.3 million of net losses will be reclassified from accumulated other comprehensive income to earnings during the twelve-month period ending September 30, 2025. In the nine months ended September 30, 2024, $23.3 million of net gains was reclassified from accumulated other comprehensive income to earnings.
As of September 30, 2024, we had the following outstanding foreign currency forward contracts, which had the below hedge accounting designation in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
390.9 EUR	Various from October 2022 to August 2024	Various from October 2024 to August 2026	Euro ("EUR") to USD	1.11 USD	Cash flow hedge
4,116.1 MXN	Various from October 2022 to August 2024	Various from October 2024 to August 2026	USD to Mexican Peso ("MXN")	19.14 MXN	Cash flow hedge
66.9 GBP	Various from October 2022 to August 2024	Various from October 2024 to August 2026	British Pound Sterling ("GBP") to USD	1.26 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
55.3 EUR	September 26, 2024	October 31, 2024	EUR to USD	1.11 USD	Not designated
417.0 CNY	September 25, 2024	October 31, 2024	USD to CNY	6.98 CNY	Not designated
284.5 USD	Various from March 2024 to May 2024	Various from October 2024 to May 2026	USD to CNY	7.02 CNY	Not designated
1,996.3 CNY	Various from September 2024	Various from October 2024 to May 2026	USD to CNY	6.85 CNY	Not designated
63,080.4 KRW	Various from December 2022 to September 2024	Various from October 2024 to July 2026	USD to Korean Won ("KRW")	1,310.33 KRW	Not designated
292.0 MXN	September 26, 2024	October 31, 2024	USD to MXN	19.68 MXN	Not designated
14.5 GBP	September 26, 2024	October 31, 2024	GBP to USD	1.34 USD	Not designated
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
Commodity Risk Derivatives
As of September 30, 2024, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	661,899 troy oz.	October 2024 to July 2026	$27.51
Copper	5,537,137 pounds	October 2024 to July 2026	$4.12
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$5,344	$25,176	Accrued expenses and other current liabilities	$19,784	$6,746
Foreign currency forward contracts	Other assets	997	3,554	Other long-term liabilities	9,599	1,806
Total		$6,341	$28,730		$29,383	$8,552
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$4,387	$1,314	Accrued expenses and other current liabilities	$122	$719
Commodity forward contracts	Other assets	792	143	Other long-term liabilities	87	76
Foreign currency forward contracts	Prepaid expenses and other current assets	—	141	Accrued expenses and other current liabilities	470	444
Total		$5,179	$1,598		$679	$1,239
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the three months ended September 30, 2024 and 2023:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net Gain Reclassified from Accumulated Other Comprehensive Income into Net (Loss)/Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Income into Net (Loss)/Income
	2024	2023		2024	2023
Foreign currency forward contracts	$(16,220)	$12,995	Net revenue	$202	$4,186
Foreign currency forward contracts	$(16,079)	$(2,622)	Cost of revenue	$6,429	$6,728

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net (Loss)/Income		Location of Gain/(Loss) Recognized in Net (Loss)/Income
	2024	2023
Commodity forward contracts	$1,200	$(476)	Other, net
Foreign currency forward contracts	$(3,851)	$(1,301)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the nine months ended September 30, 2024 and 2023:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net Gain Reclassified from Accumulated Other Comprehensive Income into Net (Loss)/Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Income into Net (Loss)/Income
	2024	2023		2024	2023
Foreign currency forward contracts	$420	$14,279	Net revenue	$1,072	$15,219
Foreign currency forward contracts	$(23,534)	$28,717	Cost of revenue	$22,268	$12,828

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net (Loss)/Income		Location of Gain/(Loss) Recognized in Net (Loss)/Income
	2024	2023
Commodity forward contracts	$7,276	$(4,846)	Other, net
Foreign currency forward contracts	$(5,008)	$3,306	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2024, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $30.2 million. As of September 30, 2024, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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

Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, and restructuring and other charges, certain costs associated with our strategic growth initiatives, and certain corporate costs or credits not associated with the operations of the segment, including share-based compensation expense and a portion of depreciation expense associated with assets recognized in connection with acquisitions. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2023 Annual Report.
The following table presents net revenue and segment operating income for our reportable segments and other operating results not allocated to our reportable segments for the three and nine months ended September 30, 2024 and 2023 (prior periods have been recast).

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net revenue:
Performance Sensing (1)	$659,650	$696,847	$2,096,889	$2,058,172
Sensing Solutions (1)	274,386	275,139	800,296	889,649
Other (1)	48,794	29,316	127,889	113,768
Total net revenue	$982,830	$1,001,302	$3,025,074	$3,061,589
Segment operating income (as defined above):
Performance Sensing (1)	$161,902	$177,599	$524,067	$527,072
Sensing Solutions (1)	80,967	80,717	233,285	258,891
Other (1)	12,069	(965)	28,054	4,743
Total segment operating income	254,938	257,351	785,406	790,706
Corporate and other	(268,809)	(75,117)	(442,665)	(219,022)
Amortization of intangible assets	(44,732)	(39,970)	(122,332)	(135,307)
Restructuring and other charges, net	(140,624)	(26,004)	(144,897)	(53,262)
Operating (loss)/income	(199,227)	116,260	75,512	383,115
Interest expense	(38,942)	(44,306)	(118,200)	(138,856)
Interest income	5,857	7,398	15,397	23,752
Other, net	(12,294)	1,317	(19,741)	(8,215)
(Loss)/income before taxes	$(244,606)	$80,669	$(47,032)	$259,796
___________________________________
(1)    The amounts previously reported for the three and nine months ended September 30, 2023 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.
16. Disposal
Insights Business
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to an affiliate of Balmoral Funds ("the Buyer"). The closing of the transaction ("Closing") occurred in the third quarter of 2024, at which time net assets of approximately $263.4 million (which included approximately $247.0 million of intangible assets, net of accumulated amortization) transferred to the Buyer. The total purchase price of the Insights Business was $165.0 million, with approximately $155.0 million before adjustments received and $10.0 million to be received twelve months after Closing. In both the three months and nine months ended September 30, 2024, we recognized a loss on sale of approximately $110.1 million presented in restructuring and other charges, net in our condensed consolidated statements of operations, and approximately $11.2 million of transaction-related expenses, which were presented in selling, general and administrative ("SG&A") in our condensed consolidated statements of operations.
Concurrent with the closing, the parties entered into a Transition Services Agreement ("TSA") and a Supply Agreement. The terms of the TSA require that we provide various forms of commercial, operational, and back-office support to the Buyer for two to nine months, depending on the service, with the option to extend support services for one to six months for certain services. The Supply Agreement commenced at Closing and has a term of five years or less. The terms of this agreement require that we sell certain tire pressure monitoring system products to the Buyer over the term of the agreement. We recognized a liability of $8.4 million related to this obligation, which represents the balance of this liability as of September 30, 2024, included in accrued expenses and other current liabilities, and other long-term liabilities on our condensed consolidated balance sheets.
For the three and nine months ended September 30, 2024 and 2023, the Insights Business was included in our Other segment. Refer to Note 1: Basis of Presentation and Note 15: Segment Reporting included elsewhere in this Report for additional information on the segment realignment that took place in the three-months ended March 31, 2024.

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
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements, and should be read in conjunction with, the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto (the "Financial Statements") included elsewhere in this Report. Amounts and percentages in the following discussions and tables have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue for the three months ended September 30, 2024 was $982.8 million, a decrease of 1.8% on a reported and organic basis compared to $1,001.3 million in the prior period. Net revenue for the nine months ended September 30, 2024 was $3,025.1 million, a decrease of 1.2% compared to $3,061.6 million in the prior period. Excluding a decrease of 0.9% attributed to changes in foreign currency exchange rates, net revenue decreased 0.3% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline).
Operating loss for the three months ended September 30, 2024 was $199.2 million (20.3% of net revenue), a decrease of $315.5 million, or 271.4% compared to operating income of $116.3 million (11.6% of net revenue) in the three months ended September 30, 2023.Operating income for the nine months ended September 30, 2024 decreased $307.6 million, or 80.3%, to $75.5 million (2.5% of net revenue) from $383.1 million (12.5% of net revenue) in the nine months ended September 30, 2023. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and nine months ended September 30, 2024 compared to the prior year periods.
We generated $380.8 million of operating cash flows in the nine months ended September 30, 2024, ending the quarter with $506.2 million in cash and cash equivalents. In the nine months ended September 30, 2024, we used cash of approximately $126.8 million for capital expenditures, $54.3 million for payment of cash dividends, and $47.3 million for share repurchases as part of our share repurchase plan.
In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair value. We determined that this reporting unit was impaired, and we recorded a $150.1 million non-

cash impairment charge. Refer to Note 13: Fair Value Measures of the Financial Statements, included elsewhere in this Report, for additional information.
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to an affiliate of Balmoral Funds. The total purchase price of the Insights Business was $165.0 million, with approximately $155.0 million before adjustments received and $10.0 million to be received twelve months after the closing of the transaction. In both the three months and nine months ended September 30, 2024, we recognized a loss on sale of approximately $110.1 million presented in restructuring and other charges, net in our condensed consolidated statements of operations, and approximately $11.2 million of transaction-related expenses, which were presented in SG&A in our condensed consolidated statements of operations. See Note 16: Disposal of the Financial Statements included elsewhere in this Report for additional information.
In June 2024, our indirect, wholly-owned subsidiary, STI, completed the issuance and sale of the 6.625% Senior Notes. We used the proceeds from this issuance, together with cash on hand, for the redemption in full of the 5.0% Senior Notes, which were issued by our indirect, wholly-owned subsidiary, STBV. This redemption was completed in July 2024. Refer to Note 10: Debt of the Financial Statements included elsewhere in this Report, for additional information regarding these debt transactions. We executed the issuance of the 6.625% Senior Notes and the subsequent redemption of the 5.0% Senior Notes to eliminate the near-term uncertainty related to the 5.0% Senior Notes, which would have been due in October 2025, to extend the maturity horizon of our capital structure, and to add flexibility to our liquidity position. On September 30, 2024, our net leverage ratio was 3.0x, compared to 3.2x at both June 30, 2024 and December 31, 2023.
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The most significant changes include combining our Automotive and HVOR businesses (with the combined business remaining in Performance Sensing) and moving the Insights Business out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing our predominantly shorter-cycle businesses together, by allowing us to scale core capabilities and better serve our customers. Prior year amounts in this Report have been recast to reflect this realignment. Refer to Note 1: Basis of Presentation and Note 15: Segment Reporting of the Financial Statements included elsewhere in this Report for additional information.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. We have derived the results of operations from the Financial Statements included elsewhere in this Report. Prior year periods have been recast to reflect the reorganization of segments as detailed in Note 1: Basis of Presentation of the Financial Statements included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Net revenue:
Performance Sensing	$659.7	67.1%	$696.8	69.6%	$2,096.9	69.3%	$2,058.2	67.2%
Sensing Solutions	274.4	27.9	275.1	27.5	800.3	26.5	889.6	29.1
Other	48.8	5.0	29.3	2.9	127.9	4.2	113.8	3.7
Net revenue	982.8	100.0	1,001.3	100.0	3,025.1	100.0	3,061.6	100.0
Operating costs and expenses	1,182.1	120.3	885.0	88.4	2,949.6	97.5	2,678.5	87.5
Operating (loss)/income	(199.2)	(20.3)	116.3	11.6	75.5	2.5	383.1	12.5
Interest expense	(38.9)	(4.0)	(44.3)	(4.4)	(118.2)	(3.9)	(138.9)	(4.5)
Interest income	5.9	0.6	7.4	0.7	15.4	0.5	23.8	0.8
Other, net	(12.3)	(1.3)	1.3	0.1	(19.7)	(0.7)	(8.2)	(0.3)
(Loss)/income before taxes	(244.6)	(24.9)	80.7	8.1	(47.0)	(1.6)	259.8	8.5
(Benefit from)/provision for income taxes	(219.6)	(22.3)	17.9	1.8	(169.7)	(5.6)	61.5	2.0
Net (loss)/income	$(25.0)	(2.5)%	$62.8	6.3%	$122.7	4.1%	$198.3	6.5%
___________________________________
(1)    Represents the amount presented divided by total net revenue.

Net Revenue
Net revenue for the three months ended September 30, 2024 decreased 1.8% compared to the prior period.
Net revenue for the nine months ended September 30, 2024 decreased 1.2% compared to the prior period. Net revenue decreased 0.3% on an organic basis, which excludes a decrease of 0.9% attributed to changes in foreign currency exchange rates.
Performance Sensing
Performance Sensing net revenue for the three months ended September 30, 2024 decreased 5.3% on a reported and organic basis compared to the prior period, which was primarily due to market decline across our vehicle end markets.
Performance Sensing net revenue for the nine months ended September 30, 2024 increased 1.9% compared to the prior period. Excluding a decrease of 1.2% attributed to changes in foreign currency exchange rates, Performance Sensing net revenue increased 3.1% on an organic basis, which was primarily due to content growth across our vehicle end markets, partially offset by market declines.
Sensing Solutions
Sensing Solutions net revenue for the three months ended September 30, 2024 decreased 0.3% on a reported and organic basis compared to the prior period, which is primarily due to inventory destocking in our aerospace and industrial markets, partially offset by market growth in our industrial market.
Sensing Solutions net revenue for the nine months ended September 30, 2024 decreased 10.0% compared to the prior period. Excluding a decline of 0.5% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue declined 9.5% on an organic basis, which is primarily due to the non-recurrence of one-time pass-through revenue in 2023 and inventory destocking in the industrial and aerospace markets, partially offset by growth in our aerospace and industrial markets.
Operating costs and expenses
Operating costs and expenses for the three and nine months ended September 30, 2024 and 2023 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Operating costs and expenses:
Cost of revenue	$701.5	71.4%	$688.0	68.7%	$2,115.1	69.9%	$2,090.5	68.3%
Research and development	42.7	4.3	45.4	4.5	133.3	4.4	136.2	4.5
Selling, general and administrative	102.5	10.4	85.7	8.6	283.8	9.4	263.1	8.6
Amortization of intangible assets	44.7	4.6	40.0	4.0	122.3	4.0	135.3	4.4
Goodwill impairment charge	150.1	15.3	—	—	150.1	5.0	—	—
Restructuring and other charges, net	140.6	14.3	26.0	2.6	144.9	4.8	53.3	1.7
Total operating costs and expenses	$1,182.1	120.3%	$885.0	88.4%	$2,949.6	97.5%	$2,678.5	87.5%
___________________________________
(1)    Represents the amount presented divided by total net revenue.
Cost of revenue
For the three months ended September 30, 2024, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the impact of $27.3 million of contract termination costs and inventory charges related to product line lifecycle management, primarily in Sensing Solutions, and (2) the net impacts of customer pricing and manufacturing efficiencies, partially offset by (1) the impact of certain actions taken in the third quarter of 2023 as part of the Q3 2023 Plan and (2) the favorable effect of changes in foreign currency exchange rates. Refer to Note 5: Restructuring and Other Charges, Net of the Financial Statements, included elsewhere in this Report for additional information regarding the write-downs related to product line lifecycle management. Refer to Note 5: Restructuring and Other Charges, Net of our 2023 Annual Report for additional information regarding the Q3 2023 Plan.
For the nine months ended September 30, 2024, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the impact of $40.5 million of contract termination costs and inventory charges related to product line lifecycle management, primarily in Sensing Solutions, and (2) the net impacts of customer pricing and manufacturing efficiencies, partially offset by the nonrecurrence of a $10.5 million write-down of inventory in the three months ended June 30, 2023 as a result of our decision to exit the Spear Marine Business. Refer to Note 5: Restructuring and Other Charges, Net of the Financial Statements, included elsewhere in this Report for additional information regarding exit of the Spear Marine Business.
Research and development expense
For the three and nine months ended September 30, 2024, research and development expense did not fluctuate materially from the prior year periods.
Selling, general and administrative expense
For the three months ended September 30, 2024, SG&A expense increased primarily due to costs and charges related to the sale of the Insights Business (including $5.8 million of accelerated vesting of restricted securities granted to employees of the Insights Business). Refer to Note 16: Disposal and Note 4: Share-Based Payment Plans of the Financial Statements, included elsewhere in this Report, for additional information on the sale of the Insights Business and share-based compensation related to restricted securities, respectively.
For the nine months ended September 30, 2024, SG&A expense increased primarily due to (1) costs and charges related to the sale of the Insights Business (including accelerated vesting of restricted securities granted to employees of the Insights Business), (2) higher compensation costs, and (3) additional costs to remediate the material weaknesses identified in our internal controls over financial reporting for the year ended December 31, 2023, partially offset by cost savings as a result of actions taken as part of the Q3 2023 Plan.
Amortization of intangible assets
For the three months ended September 30, 2024, amortization of intangible assets increased from the prior periods, primarily due to $9.6 million of accelerated amortization related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024.
For the nine months ended September 30, 2024, amortization of intangible assets decreased from the prior periods, primarily due to (1) the non-recurrence of a $13.5 million charge for accelerated amortization of intangible assets in the nine months ended September 30, 2023 as a result of our exit from the Spear Marine Business and (2) the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset, partially offset by $9.6 million of accelerated amortization related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024.
Goodwill impairment charge
In the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge for our Dynapower reporting unit within the Sensing Solutions segment. The primary indicator of impairment was revised projections of future cash flows that were lower than previous projections, including future cash flows that were delayed beyond management's initial expectations. Refer to Note 13: Fair Value Measures of the Financial Statements, included elsewhere in this Report, for additional information
Restructuring and other charges, net
In the three months ended September 30, 2024, restructuring and other charges, net increased from the prior year period, primarily due to (1) the loss on the sale of the Insights Business in the third quarter of 2024 and (2) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, partially offset by the nonrecurrence of severance charges incurred in the third quarter of 2023 related to the Q3 2023 Plan.
In the nine months ended September 30, 2024, restructuring and other charges, net increased from the prior year period, primarily due to (1) the loss on the sale of the Insights Business in the third quarter of 2024, (2) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, and (3) contract termination costs related to certain product lifecycle management activities, primarily within Sensing Solutions, partially offset by (1) the nonrecurrence of severance charges incurred in the third quarter of 2023 related to the Q3 2023 Plan, (2) the non-recurrence of charges incurred in the second quarter of 2023 related to our decision to exit the Spear Marine Business, and (3) lower acquisition-related deferred compensation.
Refer to Note 5: Restructuring and Other Charges, Net of the Financial Statements, included elsewhere in this Report, for additional information regarding the components of restructuring and other charges, net.
Operating loss/income
For the three months ended September 30, 2024, operating loss was $199.2 million, compared to operating income of $116.3 million in the prior period. This unfavorable impact was driven primarily by (1) a $150.1 million goodwill impairment charge related to the Dynapower business, (2) the loss on the sale of the Insights Business in the third quarter of 2024, (3) the impact of $27.3 million of contract termination costs and inventory charges related to product line discontinuations, primarily in Sensing Solutions, (4) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, and (5) costs and charges related to the sale of the Insights Business (including accelerated vesting of restricted securities granted to employees of the Insights Business), partially offset by the nonrecurrence of severance charges incurred in the third quarter of 2023 related to the Q3 2023 Plan.
For the nine months ended September 30, 2024, operating income decreased from the prior year period, primarily due to (1) a $150.1 million goodwill impairment charge related to the Dynapower business, (2) the loss on the sale of the Insights Business in the third quarter of 2024, (3) the impact of $40.5 million of contract termination costs and inventory charges related to product line discontinuations, primarily in Sensing Solutions, (4) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, (5) costs and charges related to the sale of the Insights Business (including accelerated vesting of restricted securities granted to employees of the Insights Business), and (6) higher compensation costs, partially offset by (1) the non-recurrence of charges incurred in the second quarter of 2023 related to our decision to exit the Spear Marine Business, (2) the nonrecurrence of severance charges incurred in the third quarter of 2023 related to the Q3 2023 Plan, and (3) cost savings as a result of actions taken as part of the Q3 2023 Plan.
Interest expense
For the three months ended September 30, 2024, interest expense decreased from the prior periods, primarily due to lower interest expense on (1) the 5.0% Senior Notes, which were redeemed in July 2024, and (2) the 5.625% Senior Notes, which were redeemed in the fourth quarter of 2023, partially offset by higher interest expense related to the 6.625% Senior Notes, which were issued in June 2024.
For the nine months ended September 30, 2024, interest expense decreased from the prior periods, primarily due to lower interest expense on (1) the 5.625% Senior Notes, (2) the 5.0% Senior Notes, and (3) the Term Loan, which was paid in full in the second quarter of 2023, partially offset by higher interest expense related to the 6.625% Senior Notes.
Refer to Note 10: Debt of the Financial Statements, included elsewhere in this Report, and Note 14: Debt of our Annual Report on Form 10-K for additional information regarding these debt transactions.
Interest income
For the three and nine months ended September 30, 2024, interest income decreased from the prior periods, primarily due to lower average cash equivalent balances in the respective periods compared to the prior periods.
Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost.
For the three months ended September 30, 2024, other, net represented a net loss of $12.3 million, an unfavorable impact on earnings of $13.6 million compared to a net gain of $1.3 million in the prior period. This unfavorable impact was primarily due to the loss on the redemption of the 5.0% Senior Notes.
For the nine months ended September 30, 2024, other, net represented a net loss of $19.7 million, an unfavorable impact on earnings of $11.5 million compared to a net loss of $8.2 million in the prior period. This unfavorable impact was primarily due to (1) a loss of $14.8 million recognized in the first quarter of 2024 as a result of observable price changes related to an equity investment held using the measurement alternative, (2) the loss on the redemption of the 5.0% Senior Notes, and (3) losses on foreign currency forward contracts that are not designated as accounting hedges, partially offset by (1) gains on foreign currency remeasurement of net monetary assets and (2) gains on commodity forward contracts that are not designated as accounting hedges.
Refer to Note 13: Fair Value Measures and Note 6: Other, Net of the Financial Statements, included elsewhere in this Report, for additional details of our hedge accounting contracts and the components of other, net, respectively.
(Benefit from)/provision for income taxes
The (benefit from)/provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards, and (c) changes in withholding taxes on unremitted earnings. Other items impacting deferred tax expense include changes in tax rates, changes in our assessment of the realizability of our deferred tax assets, and other items as discussed below.
For the three and nine months ended September 30, 2024, the (benefit from)/provision for income taxes was impacted by (1) a deferred tax benefit of approximately $257.7 million due to a tax strategy to secure the future tax deductibility of certain Intellectual property which had a valuation allowance against it at December 31, 2023; (2) a $12.8 million tax expense on the sale of the Insights Business; and (3) deferred tax expense of $11.1 million on the settlement of the U.S. qualified pension plan.
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
Net leverage ratio
Net leverage ratio represents net debt (total debt, finance lease and other financing obligations less cash and cash equivalents) divided by LTM adjusted EBITDA. We believe that the net leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
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
•Step-up depreciation and amortization: includes depreciation expense associated with the step-up in fair value of assets acquired in connection with a business combination (e.g., property, plant and equipment and inventories) and amortization of intangible assets. Such amounts are excluded from internal financial statements and analyses that management uses in connection with financial planning and in its review and assessment of our operating and financial performance, including the performance of our segments. These exclusions are made to allow for comparison to prior period operating results and to ensure that internal financial statements reflect depreciation and amortization on ordinary capital expenditures, rather than acquisition-related adjustments.
•Deferred taxes and other tax related: includes adjustments for book-to-tax basis differences due primarily to the step-up in fair value of fixed and intangible assets and goodwill, the utilization of net operating losses, and adjustments to our valuation allowance in connection with certain transactions and tax law changes. Other tax related items include certain adjustments to unrecognized tax benefits and withholding tax on repatriation of foreign earnings.
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

Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended September 30, 2024 and 2023. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended September 30, 2024
(Dollars in millions, except per share amounts)	Operating (Loss)/Income	Operating Margin	Income Taxes	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$(199.2)	(20.3)%	$(219.6)	$(25.0)	$(0.17)
Non-GAAP adjustments:
Restructuring related and other (a)	210.2	21.4	(0.9)	209.3	1.39
Financing and other transaction costs (b)	131.9	13.4	(0.5)	139.5	0.92
Step-up depreciation and amortization	43.8	4.5	—	43.8	0.29
Deferred loss on derivative instruments	1.7	0.2	(0.1)	0.4	0.00
Amortization of debt issuance costs	—	—	—	1.3	0.01
Deferred taxes and other tax related	—	—	(239.2)	(239.2)	(1.58)
Total adjustments	387.6	39.4	(240.7)	155.1	1.03
Adjusted (non-GAAP)	$188.4	19.2%	$21.1	$130.1	$0.86

	For the three months ended September 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$116.3	11.6%	$17.9	$62.8	$0.41
Non-GAAP adjustments:
Restructuring related and other (a)	31.5	3.2	(1.4)	30.2	0.20
Financing and other transaction costs (b)	5.7	0.6	—	6.0	0.04
Step-up depreciation and amortization	38.8	3.9	—	38.8	0.25
Deferred gain on derivative instruments	(0.7)	(0.1)	0.0	(0.1)	0.00
Amortization of debt issuance costs	—	—	—	1.7	0.01
Deferred taxes and other tax related	—	—	(1.1)	(1.1)	(0.01)
Total adjustments	75.4	7.5	(2.4)	75.5	0.50
Adjusted (non-GAAP)	$191.6	19.1%	$20.3	$138.3	$0.91
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the nine months ended September 30, 2024 and 2023.

	For the nine months ended September 30, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$75.5	2.5%	$(169.7)	$122.7	$0.81
Non-GAAP adjustments:
Restructuring related and other (a)	239.4	7.9	(2.2)	237.1	1.57
Financing and other transaction costs (b)	138.7	4.6	(1.4)	159.8	1.06
Step-up depreciation and amortization	118.7	3.9	—	118.7	0.79
Deferred loss/(gain) on derivative instruments	1.3	0.0	1.6	(4.4)	(0.03)
Amortization of debt issuance costs	—	—	—	4.5	0.03
Deferred taxes and other tax related	—	—	(233.8)	(233.8)	(1.55)
Total adjustments	498.1	16.5	(235.8)	281.9	1.87
Adjusted (non-GAAP)	$573.6	19.0%	$66.1	$404.6	$2.68

	For the nine months ended September 30, 2023
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$383.1	12.5%	$61.5	$198.3	$1.30
Non-GAAP adjustments:
Restructuring related and other (a)	65.6	2.1	(2.7)	62.9	0.41
Financing and other transaction costs (b)	14.2	0.5	2.8	17.6	0.11
Step-up depreciation and amortization	131.3	4.3	—	131.3	0.86
Deferred (gain)/loss on derivative instruments	(3.9)	(0.1)	(0.2)	0.8	0.01
Amortization of debt issuance costs	—	—	—	5.1	0.03
Deferred taxes and other tax related	—	—	12.1	12.1	0.08
Total adjustments	207.2	6.8	12.0	229.7	1.50
Adjusted (non-GAAP)	$590.3	19.3%	$49.5	$428.1	$2.80
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for the three and nine months ended September 30, 2024 and 2023. (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2024	2023	2024	2023
Business and corporate repositioning (i)	$60.1	$30.7	$89.3	$66.0
Other (ii)	150.1	0.8	150.1	(0.8)
Income tax effect (iii)	(0.9)	(1.4)	(2.2)	(2.7)
Total non-GAAP restructuring related and other (iv)	$209.3	$30.2	$237.1	$62.9
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business.
1.The three and nine months ended September 30, 2024 primarily includes (1) certain actions related to restructuring of our IT operations and product lifecycle management including product line discontinuations within the Sensing Solutions segment, resulting in total costs of $32.5 million and $48.4 million, respectively, including severance, contract termination costs, and charges related to asset write-downs, (2) approximately $5.3 million and $19.9 million, respectively, of other various restructuring-related charges, (3) approximately $15.0 million in both periods of costs associated with exiting Spear, primarily recorded in restructuring and other charges, net, and (4) a $6.0 million pension settlement charge in both periods, recorded in restructuring and other charges, net.
2.The three and nine months ended September 30, 2023 primarily includes (1) $1.8 million and $28.4 million, respectively, of charges related to the exit the Spear Marine Business, $0.8 million and $14.4 million of which was recorded in restructuring and other charges, net, and $0.5 million and $13.0 million of which was recorded in cost of revenue, with the remainder recorded in selling general and administrative, (2) $21.4 million of charges incurred in both the three and nine months ended September 30, 2023, as part of the Q3 2023 Plan, recorded in restructuring and other charges, net, and (3) $8.2 million and $10.4 million of charges arising as an indirect result of actions taken in the Q3 2023 Plan, of which approximately $0.7 million and $2.7 million were recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue.
ii.Relates primarily to a $150.1 million non-cash goodwill impairment charge recognized in the third quarter of 2024 related to the Dynapower reporting unit. Also includes costs related to optimization of our manufacturing processes to increase productivity and rationalize our manufacturing footprint and supply chain workforce rationalization and charges incurred related to legal matters associated with acquired businesses, for which new information is brought to light after the measurement period for the business combination is closed, but for which the liability relates to events or activities that occurred prior to our acquisition of the business.
iii.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of the restructuring related and other non-GAAP adjustment refers only to the current income tax effect.
iv.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.

(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for the three and nine months ended September 30, 2024 and 2023. (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2024	2023	2024	2023
Transaction (gain) / loss (i)	$123.4	$1.5	$126.2	(3.0)
Merger and acquisition compensation arrangements (ii)	8.5	4.2	12.6	16.2
Loss on debt financing (iii)	9.2	—	9.2	0.9
Loss/(gain) on investments (iv)	(1.1)	0.4	13.2	0.7
Income tax effect (v)	(0.5)	—	(1.4)	2.8
Total financing and other transaction costs (vi)	$139.5	$6.0	$159.8	$17.6
__________________________
i.Primarily includes losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or other transaction. In the three and nine months ended September 30, 2024, this line includes a loss of $110.1 million on the sale of the Insights business. Refer to Note 16: Disposal for further information on this transaction.
ii.Primarily relates to earnout compensation arrangements entered into concurrent with the closing of an acquisition.
iii.Relates primarily to the loss on the redemption of the 5.0% Senior Notes. Refer to Note 10: Debt for additional information on financing transactions.
iv.Represents mark-to-market losses or gains on our equity investments
v.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of financing and transaction related and other non-GAAP adjustment refers only to the current income tax effect.
vi.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the nine months ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities (GAAP)	$380.8	$351.6
Additions to property, plant and equipment and capitalized software	(126.8)	(136.2)
Free cash flow (non-GAAP)	$254.1	$215.4
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2024	2023	2024	2023
Corporate and other expenses (GAAP)	$(268.8)	$(75.1)	$(442.7)	$(219.0)
Restructuring related and other	182.5	9.2	209.4	20.9
Financing and other transaction costs	18.9	2.0	23.8	5.6
Step-up depreciation and amortization	0.2	0.4	0.8	0.7
Deferred loss/(gain) on derivative instruments	1.7	(0.7)	1.3	(3.9)
Total adjustments	203.5	10.9	235.2	23.3
Adjusted corporate and other expenses (non-GAAP)	$(65.4)	$(64.2)	$(207.4)	$(195.7)

The following table provides a reconciliation of net (loss)/income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended September 30,		For the nine months ended September 30,
(In millions)	LTM	2024	2023	2024	2023
Net (loss)/income	$(79.5)	$(25.0)	$62.8	$122.7	$198.3
Interest expense, net	138.6	33.1	36.9	102.8	115.1
(Benefit from)/provision for income taxes	(209.4)	(219.6)	17.9	(169.7)	61.5
Depreciation expense	136.9	33.7	33.3	100.7	96.9
Amortization of intangible assets	160.9	44.7	40.0	122.3	135.3
EBITDA	147.4	(133.1)	190.9	278.8	607.1
Non-GAAP adjustments
Restructuring related and other	585.3	210.2	31.5	239.4	65.6
Financing and other transaction costs	167.8	140.0	6.0	161.1	14.8
Deferred (gain)/loss on derivative instruments	(9.0)	0.5	(0.2)	(6.0)	1.0
Adjusted EBITDA	$891.5	$217.6	$228.3	$673.3	$688.4
The following table provides a reconciliation of total debt and finance lease obligations in accordance with U.S. GAAP to gross and net leverage ratios.

(Dollars in millions)	September 30, 2024	December 31, 2023
Current portion of long-term debt and finance lease obligations	$2.1	$2.3
Finance lease obligations, less current portion	21.7	22.9
Long-term debt, net	3,174.4	3,374.0
Total debt and finance lease obligations	3,198.1	3,399.2
Less: debt premium, net of discount (debt discount, net of premium)	0.8	(1.6)
Less: deferred financing costs	(26.4)	(24.4)
Total gross indebtedness	$3,223.8	$3,425.2
Adjusted EBITDA (LTM)	$891.5	$906.6
Gross leverage ratio	3.6	3.8

Total gross indebtedness	$3,223.8	$3,425.2
Less: cash and cash equivalents	506.2	508.1
Net debt	$2,717.6	$2,917.1
Adjusted EBITDA (LTM)	$891.5	$906.6
Net leverage ratio	3.0	3.2
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2024	December 31, 2023
United Kingdom	$12.4	$12.6
United States	8.3	12.9
The Netherlands	201.6	158.2
China	219.1	250.8
Other	64.7	73.7
Total	$506.2	$508.1
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
Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of September 30, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$1.5	€0.4	£7.8	¥—
United States	8.2	0.1	—	—
The Netherlands	197.1	3.9	0.1	—
China	71.0	—	—	1,038.8
Other	51.0	1.7	—	—
Total	$328.8	€6.1	£7.9	¥1,038.8
USD Equivalent		$6.8	$10.6	$148.2	$11.8

	As of December 31, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.4	€0.0	£11.9	¥—
United States	12.9	0.0	—	—
The Netherlands	143.9	12.2	0.3	—
China	155.2	—	—	679.4
Other	58.3	2.5	—	—
Total	$370.7	€14.7	£12.2	¥679.4
USD Equivalent		$16.2	$15.6	$95.6	$10.0
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2024 and 2023. We have derived these summarized statements of cash flows from the Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2024	September 30, 2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$423.3	$483.8
Changes in operating assets and liabilities, net	(37.2)	(109.6)
Cash operating activities	(5.2)	(22.6)
Operating activities	380.8	351.6
Investing activities	15.2	(117.6)
Financing activities	(400.3)	(569.8)
Effects of exchange rate differences	2.4	—
Net change	$(1.9)	$(335.8)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2024 increased compared to the corresponding period of the prior year, primarily due to favorable changes in working capital, partially offset by lower cash provided by earnings.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2024 was $15.2 million compared to a use of cash of $117.6 million for the corresponding period of the prior year. This change was primarily due to the proceeds from the sale of our Insights business of $138.3 million in the nine months ended September 30, 2024. For fiscal year 2024, we anticipate capital expenditures of approximately $165.0 million, which we expect to fund with cash on hand.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2024 decreased compared to the corresponding period of the prior year, primarily due to $500.0 million cash received from the issuance of the 6.625% Senior Notes in the second quarter of 2024, partially offset by higher payments on debt of approximately $252.2 million (reflecting the early redemption of our $700 million 5.0% Senior Notes in the third quarter of 2024 as compared to the prepayment of the Term Loan in the first half of 2023) and the payment of $79.4 million to repurchase the remaining equity interest in a former joint venture in the nine months ended September 30, 2024. Refer to Note 12: Shareholders' Equity for additional information.
Indebtedness and Liquidity
As of September 30, 2024, we had $3.2 billion in gross indebtedness, which includes finance lease obligations and excludes debt discounts, premiums, and deferred financing costs.
In June 2024, our indirect, wholly-owned subsidiary, STI, completed the issuance and sale of the 6.625% Senior Notes. In July 2024, we used the proceeds from this issuance, together with cash on hand, for the redemption in full of the 5.0% Senior Notes, which were issued by our indirect, wholly-owned subsidiary, STBV. Refer to Note 10: Debt of the Financial Statements included elsewhere in this Report for additional information on these transactions and our overall debt.
Capital Resources
Senior Secured Credit Facilities
The credit agreement governing our secured credit facility (as amended, supplemented, waived, or otherwise modified, the "Credit Agreement") provides for the Senior Secured Credit Facilities, which consist of the Term Loan, the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In the first and second quarters of 2023, we repaid the Term Loan balance in full.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of September 30, 2024, we had $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2024, no amounts had been drawn against these outstanding letters of credit. Availability under the Accordion varies each period based on our attainment of certain financial metrics as set forth in the terms of the Credit Agreement and the indentures under which our senior notes were issued (the "Senior Notes Indentures"). As of September 30, 2024, availability under the Accordion was approximately $2.8 billion.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 18, 2024, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2024.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2023 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of September 30, 2024, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $423.1 million remained available as of September 30, 2024. In the nine months ended September 30, 2024, we repurchased 1.3 million ordinary shares under the September 2023 Program. In the nine months ended September 30, 2023, we repurchased 1.5 million ordinary shares under the January 2022 Program
Dividends
In the nine months ended September 30, 2024 and 2023, we paid aggregate cash dividends of $54.3 million and $53.4 million, respectively. On October 28, 2024, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on November 27, 2024 to shareholders of record as of November 13, 2024.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. There is no change to the guidance for identification or aggregation of operating or reportable segments. Other requirements of the guidance are not expected to be material. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance will be applied retrospectively to all prior periods presented. We adopted the guidance in FASB ASU No. 2023-07 on January 1, 2024 and will include the required new annual and quarterly disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, respectively.
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
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2023 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to our critical accounting policies and estimates, as previously disclosed, have occurred during the first nine months of 2024.

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described below. As of December 31, 2023, we identified material weaknesses in maintaining an appropriate internal control environment. Management did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, our control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2024	6,616	$38.88	—	$461.8
August 1 through August 31, 2024	341,818	$38.28	329,675	$449.2
September 1 through September 30, 2024	789,392	$35.67	732,282	$423.1
Quarter total	1,137,826	$36.47	1,061,957	$423.1
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 6,616, 12,143, and 57,110 ordinary shares withheld in July 2024, August 2024, and September 2024, respectively, representing a total aggregate fair value of $2.8 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
During the three-month fiscal period ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 4, 2024

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Martha Sullivan
(Martha Sullivan) Interim President and Chief Executive Officer (Principal Executive Officer)

/s/ Brian Roberts
(Brian Roberts) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Vice President and Chief Accounting Officer (Principal Accounting Officer)