Form 10-K
period 2024-12-31
Sensata Technologies Holding plc
filed 2025-02-28
CIK 1477294

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2024 was approximately $5.6 billion based on the New York Stock Exchange closing price for such shares on that date.
As of February 7, 2025, 149,551,960 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year ended December 31, 2024.

Cautionary Statements Concerning Forward-Looking Statements
This Annual Report on Form 10-K (this "Report") includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," "potential," "opportunity," "guidance," and similar terms or phrases. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business and market outlooks, trends, priorities, growth, shareholder value, capital expenditures, cash flows, demand for products and services, share repurchases, and Sensata’s strategic initiatives, including those relating to acquisitions, dispositions, and the impact of such transactions on our strategic plans, operational plans, and financial results. These statements are subject to risks, uncertainties, and other important factors relating to our operations and business environment, and we can give no assurances that these forward-looking statements will prove to be correct.
A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, risks related to instability and changes in the global markets, supplier interruption or non-performance, changes in trade-related tariffs and risks with uncertain trade environments, the acquisition or disposition of businesses, adverse conditions or competition in the industries upon which we are dependent, intellectual property, product liability, warranty, and recall claims, public health crises, market acceptance of new product introductions and product innovations, labor disruptions or increased labor costs, and changes in existing environmental or safety laws, regulations, and programs.
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
We develop, manufacture, and sell sensors and sensor-rich solutions, electrical protection components and systems, and other products. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is composed of various switches, fuses, battery management systems, inverters, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include power conversion systems, which include inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
Customers
Our customers in the Performance Sensing reportable segment include leading global automotive, on-road truck, construction, and agriculture original equipment manufacturers ("OEMs") and the companies that supply parts directly to these OEMs, known as Tier 1 suppliers. Within the Sensing Solutions reportable segment, our customers include a wide range of industrial and commercial manufacturers and suppliers across multiple end markets, primarily OEMs in the climate control, appliance, medical, energy and charging infrastructure, data/telecom, aerospace and defense industries, various aftermarket distributors, as well as systems integrators and aerospace, motor and compressor distributors.
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
We believe large OEMs and other multinational companies are increasingly demanding a global presence to supply sensors and electrical protection components for their key platforms. We provide all our customers with worldwide technical and manufacturing presence and service support, which helps ensure supply continuity and avoid risks associated with potential supply chain disruptions. Moreover, we have a strong knowledge of our customers' quality and delivery requirements. We also see the growing importance of new ‘startup’ OEMs as potential market disruptors, and Sensata’s flexibility, speed, expertise, and global footprint provide these new entrants with a supplier/partner capable of meeting their demanding requirements.
We have had relationships with our top ten customers for an average of 33 years. No customer exceeded 10% of our net revenue in any of the years ended December 31, 2024, 2023, or 2022.

End Markets
The table below sets forth the amount of net revenue by end market, reconciled to total net revenue, for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
(In thousands)	2024	2023	2022
Net revenue:
Automotive	$2,208,416	$2,177,189	$2,107,651
HVOR (1)	693,939	715,961	675,238
Industrial, HVAC (2), and other	712,160	825,293	920,217
Aerospace	190,360	188,179	152,880
All other	127,889	147,461	173,276
Total net revenue	$3,932,764	$4,054,083	$4,029,262
__________________________
(1)    Heavy vehicle and off-road
(2)    Heating, ventilation, and air conditioning
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The changes included moving the various assets and liabilities comprising our vehicle area network and data collection businesses (the "Insights Business") out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. Prior year amounts in this Report have been recast to reflect this realignment. Refer to Note 20: Segment Reporting of our audited consolidated financial statements and accompanying notes thereto (the "Financial Statements") included elsewhere in this Report for additional information.
Business Strategy
Anticipating and Leveraging Change in our End Markets
Over the next ten years we expect our end markets to undergo more pronounced changes than they have experienced during the last fifty years. These changes present unprecedented growth opportunities, and by leveraging our core capabilities and global footprint we are uniquely positioned to capitalize on these safe, clean, and efficient growth drivers.
Safe, Clean, & Efficient
Due to a combination of global regulation and shifting consumer preference, our customers are facing increasing demand to make their products safer, cleaner, and more efficient. Many of our customers are shifting their designs for vehicles, industrial equipment, aircraft, and other systems to meet these evolving requirements, a trend which we refer to as “Safe, Clean, & Efficient." This trend impacts most of our business today and represents an addressable market of $15.6 billion in 2024.
We design and manufacture products and solutions for mission-critical, hard-to-do applications that enable our customers to protect the environment and improve quality of life. Our products and solutions are being used by our customers in applications to address the Safe, Clean, & Efficient demands, including those that help transportation customers to meet the standards of emissions and pollution-control legislation and industrial customers to introduce new energy-efficient and environmentally friendly motors, compressors, and HVAC systems.
For example, responding to tightening legislation requirements and proliferating content, we enable vehicle OEMs to improve combustion, reduce tailpipe emissions, and increase fuel economy in both traditional internal combustion engines ("ICE") and hybrid vehicles with a combination of sensors, such as pressure, high-temperature, and speed, in next-generation powertrains. In addition, tightening HVOR emissions regulations in the U.S., Europe, and China have resulted in increased sensor content in engines and exhaust after-treatment. Our differentiated operator controls and systems improve operator productivity and enable simplified, improved, and safer operation, even in harsh conditions. Our tire pressure sensors are used by automotive and HVOR OEMs to reduce downtime and operating costs, improve fuel efficiency, and create safer driving conditions. Also, variable HVAC systems are the preferred method to meet stringent energy efficiency and environmental regulations, and our pressure and temperature sensors are critical to optimize these systems and enable them to achieve higher levels of efficiency.
We consider these capabilities to be core to our historical success and will continue to be significant drivers of market outgrowth in the future. We use the term "market outgrowth" to describe the difference between our organic revenue growth and the underlying growth rates in the markets we serve. We believe this metric approximates the increase in the value or quantities of the products that we are providing into those end markets.
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
Due to the prevalence of ICE vehicles today, applications in these vehicles make up most of our current transportation addressable markets (automotive and HVOR). These addressable markets are large today and growing, with expectations that they will continue to grow over the next ten years. However, the automotive market is rapidly changing with the transformation into electrification. Certain of our customers have made commitments regarding the transition from ICE to electrified platforms; these commitments vary by region.
Manufacturers of material handling equipment, aircraft, and industrial systems are also addressing greenhouse gas ("GHG") emissions regulations and taking advantage of falling battery costs and increasing energy capacities of battery cells to provide electrified solutions to their customers. Addressing the increasing demand for electrified solutions, and reducing GHG emissions, requires a broad-based transition to clean electricity that encompasses distribution infrastructure. These demands have been met with more choices, better performance, and improved safety, all combining to advance electrification at a rapid pace.
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
We are a leading provider of high-voltage electrical protection components on EVs and charging infrastructure and we also seek to be the partner of choice for HVOR, industrial, and aerospace OEMs transitioning to electrified solutions. We are directly enabling direct current ("DC") fast charging through high-voltage components. We enable innovation by providing higher levels of safety through our high-voltage solutions and isolation monitoring devices. Safety is critical given the level of power being transmitted and handled by the end consumer charging their vehicle. We are also delivering higher power solutions through a broad array and range of DC switching and current braking products, and we see meaningful growth opportunities through collaborating with our OEMs on integrated products. Today, our high-voltage contactors are a critical component of our electrification portfolio, and we have continued to build upon that organically and through acquisitions including current sensing and battery management.
We meaningfully started our journey in high-voltage electrification with the 2018 acquisition of GIGAVAC, an industrial contactor-infused business serving the North American market. Since then, we have continued to innovate our contactor portfolio. Our GIGAVAC-branded high-voltage electrical protection products augment our electrical protection portfolio to address many of the needs in EVs as these systems transition to higher voltage architecture. In high voltage applications, the burden on the systems and subsystems to properly control and protect the vehicle from electrical failure becomes mission-critical and is where our solutions play a critical role. Our electrical protection solutions safeguard the expensive electronics used to power the vehicle and allow for an increase in power levels to improve charging times.
Our average U.S. dollar content in an electric vehicle is expected to expand over the next several years to approximately two times the content that we currently realize on average for ICE vehicles, resulting from the broad array of electrical components and sensors designed into EVs.
We continue to invest in innovative technologies, competencies, and solutions to enable our customers' success in electrification.
Invest in the Business
While we may continue to consider strategic partnerships and acquisitions to accelerate the growth and transformation of our product portfolio and to obtain access to new technologies, expertise, processes, and solutions, our primary focus is leveraging the core business, which continues to have meaningful growth and cash flows. Our future success builds upon our deep expertise in customizing the base technologies developed over the years, improving them meaningfully over time, and leveraging new technologies and capabilities that have been acquired.
We incur research and development ("R&D") costs in order to invest in differentiated capabilities and product innovation. As a result of these investments, our addressable market is large and expanding. We believe these are the right strategic decisions for our long-term health and prosperity.
Manufacturing
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
Capital Allocation
We repaid our $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes") in July 2024 with a combination of cash on hand and the issuance of our $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes"). We repaid our $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes") in December 2023 with cash on hand. In September 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the $500.0 million ordinary share repurchase program authorized in January 2022 (the "January 2022 Program"), effective on October 1, 2023. Going forward, our capital allocation strategy is focused on supporting the growth of the business through capital expenditures, maintaining our dividend, reducing our debt levels, and repurchasing shares opportunistically.
Performance Sensing
The Performance Sensing reportable segment accounted for approximately 70% of our net revenue in fiscal year 2024. It primarily serves the Automotive and HVOR industries through the development and manufacture of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications. Examples include those used in subsystems of automobiles, on-road trucks, and off-road equipment, such as tire pressure monitoring, thermal management, electrical protection, regenerative braking, powertrain (engine/transmission), and exhaust management. Our products are used in subsystems that, among other things, improve operating performance and efficiency and contribute to environmentally sustainable and safe solutions.
Our solutions are present in a wide variety of transportation systems and subsystems, playing a critical role in ensuring the functionality and safety of a vehicle’s operation. Within the combustion and electrified propulsion architecture, we provide various sensor solutions (e.g., electric motor position, gasoline direct injection, oil pressure monitoring, and fuel delivery) that enable superior functionality, efficiency, and optimized performance while reducing environmental impact. As more transportation platforms leverage a plug-in hybrid or fully electrified powertrain, the ability to protect the vehicle systems/sub-systems from high-voltage power sources becomes critical, a need that our electrical protection portfolio (e.g., high-voltage contactors, fuses, high-voltage junction boxes) addresses. Our cabin thermal management (e.g., pressure plus temperature sensing) and safety (e.g., braking, electronic stability control, and tire management solutions) sensor/product solutions all play critical roles in enabling the safety, improved performance, and increased efficiency and range across ICE, plug-in hybrid, and electrified powertrains.
Applications we serve require close engineering collaboration between us and the OEM or their Tier 1 suppliers. Solutions are designed to meet application-specific requirements with customer-specific fit, form, and function. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Once our solutions are designed into an application, we are well positioned as the incumbent supplier due to the high degree of sensor customization and application/vehicle platform certification. This results in high switching costs for automotive and HVOR manufacturers once a sensor is designed into a particular system or platform. We believe this is one of the reasons that sensors are rarely changed during a platform life cycle, which in the case of the automotive industry typically lasts five to seven years.

OEMs and Tier 1 suppliers seek to partner with suppliers with a proven record of quality, on-time delivery, and performance, as well as the engineering and manufacturing scale/resources to meet their needs over the multi-year lifecycle of these highly engineered vehicles and systems.
Markets
The markets we serve are seeking to provide cleaner, safer, and connected solutions. Transportation industries provide some of the largest markets for sensors, giving participants with a presence in these markets significant scale advantages over those participating only in smaller, more niche industrial and medical markets. As electrified transportation platforms continue to evolve and grow, we expect OEM and Tier 1 suppliers to continue to require sensing partners that can meet their increasing needs for mission-critical sensors and solutions, enabling their global vehicle strategies.
We believe our automotive end market is light vehicle production and our heavy vehicle and off-road end market is on-road production, agriculture production, and construction production.
We believe that growth in the automotive and HVOR end markets has historically been driven by three principal trends, including growth in the number of vehicles produced globally and expansion in the number and type of sensors per vehicle.
Number of sensors per vehicle: We believe that the number of sensors used in vehicles of all classes will continue to be driven by increasing requirements in vehicle emissions, efficiency, safety, electrification, and comfort-related control systems that depend on sensors for proper functioning, such as electronic stability control, tire pressure monitoring, advanced driver assistance, advanced combustion and exhaust after-treatment applications, and operator controls in heavy off-road equipment. For example, government regulation of emissions, including fuel economy standards such as the National Highway Traffic Safety Administration’s Corporate Average Fuel Economy requirements in the U.S. and emissions requirements such as "Euro 07" in Europe, "China National 6" in China, and "EPA 27" in the U.S. require advanced sensors to achieve these performance metrics. Sensors are crucial enablers for a vehicle’s systems and sub-systems to meet the ever-increasing requirements in a vehicle’s operation.
New Technology: Automobiles and heavy vehicles continue to evolve, with new alternative technologies being developed to make these vehicles more efficient, reliable, financially viable, and safe. We believe this trend will drive growth in our business for the foreseeable future. Moreover, we believe our broad customer base, global diversification, and evolving portfolio provide the foundation that will allow us to grow with these trends across a diverse set of markets.
Product Categories
The following table presents the significant product categories offered by Performance Sensing and the corresponding key products, solutions, applications, systems, and end markets:

Key Products/Solutions	Key Applications/Systems	Key End Markets
Product category: Sensors
Pressure sensors High-temperature sensors	Thermal management and air conditioning systems Powertrain Exhaust after-treatment Suspension Braking Tire management solutions Battery packs	Automotive HVOR
Product category: Electrical protection
High-voltage contactors/fuses High-voltage distribution units Battery management system Charging inlet modules	Electrical protection Electrical powertrain Battery management Charging systems	Automotive HVOR
Competitors
Within each of the principal product categories in Performance Sensing, we compete with three to four suppliers per key application served. These competitors range from local to large players, depending on the end market. We believe that the key competitive factors in the markets served by this segment are product performance in mission-critical operating environments, quality, service, reliability, manufacturing footprint, and commercial competitiveness. We believe that our ability to design and produce customized solutions globally, breadth and scale of product offerings, technical expertise and development capability, product service and responsiveness, and a commercially competitive offering position us well to succeed in these markets. We are experts in the applications we serve, enabling us to provide industry-leading solutions to our customers.

Sensing Solutions
Sensing Solutions, which accounted for approximately 27% of our net revenue in fiscal year 2024, primarily serves the industrial and aerospace industries through the development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, material handling, operator controls, charging infrastructure, renewable energy generation, and microgrid applications and markets, as well as the aerospace market, including commercial aircraft, defense, and aftermarket markets.
Sensing Solutions offerings include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, charge controllers, material handling, and power conversion systems. Our products perform many functions, including prevention of damage from excess heat, gas leak detection sensing, or electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from DC power to alternating current power.
Our electrical protection devices are critical for the safe operation of appliances that are used in every day life. We believe that we are the industry leader in the residential and commercial heating and cooling equipment markets for switches and sensors that manage the refrigerant loop of an air conditioner.
Our clean energy products and solutions include high-voltage contactors, rectifiers, energy storage systems, and electrical sensing products, that serve the industrial, transportation, stationary, and commercial energy conversion and storage end markets. Applications include those in battery-energy storage, microgrids, and renewable energy generation and storage. Our fiscal year 2022 acquisition of Dynapower was a foundational addition to our clean energy strategy. Dynapower is a leader in power conversion systems, including inverters, converters, and rectifiers for renewable energy generation, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications. Dynapower also provides aftermarket sales and service to maintain its equipment in the field.
Markets
Demand for our sensor products is driven by many of the same factors as in the transportation sensor markets: regulation of emissions, greater energy efficiency and safety, and consumer demand for new features. Gross Domestic Product growth is a broad indicator of demand for our consolidated industrial markets over the long term. We use Purchasing Managers' Index to gauge short-term trends in the industrial, appliance, and HVAC markets we serve. For instance, the growing consumer demand for cleaner heat sources (e.g., heat pumps) that utilize our content is being driven by government initiatives to reduce carbon emissions.
We continue to focus our efforts on expanding our presence globally and serving our global customers in a highly efficient and cost-effective manner. Our customers include established multinationals as well as local producers in certain markets. China remains a priority for us in light of the rapid growth and pace of innovation in that end market.

Product Categories
The following table presents the significant product categories offered by Sensing Solutions and the corresponding key products, solutions, applications, systems, and end markets:

Key Products/Solutions	Key Applications/Systems	Key End Markets
Product category: Electrical protection
Bimetal electromechanical controls Circuit breakers High-voltage contactors/fuses Battery management systems Energy storage systems Switches and relays	Motors, compressors, pumps Home appliances Lighting Commercial and military aircraft Industrial Data and telecom equipment Medical equipment Recreational vehicles	Aerospace and defense Industrial HVAC Medical Energy/solar
Product category: Sensors
Position sensors Pressure sensors Temperature sensors Gas leak detection sensors	Motors, compressors, pumps Hydraulic machinery Motion control systems Commercial and military aircraft Motor/platform controllers Radar solutions Operator controls	Aerospace and defense Industrial automation HVAC Energy HVOR Aftermarket
Product category: Other
Power conversion systems Rectifiers and frequency converters Brushless DC motors Current sensors	Grid harmonics and power delivery	Renewable power generation Energy storage Aerospace and defense
Competitors
Within each of the principal product categories in Sensing Solutions, we compete with divisions of large multinational industrial corporations and companies with smaller market share that compete primarily in specific markets, applications, systems, or products. We believe that the key competitive factors in these markets are product performance, quality, and reliability. We believe our competitive advantage lies in our ability to leverage innovation from the automotive side of the business, ensuring scalability and reliability. We also differentiate ourselves with our global support and footprint. We provide local support, local service, and local technical engineering development for our customers globally.
Other
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The changes included moving various assets and liabilities comprising our vehicle area networks and data collection business (collectively, the "Insights Business") out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. In September 2024, we sold the Insights Business to a third party. See Note 21: Divestitures for additional information.
Technology and Intellectual Property
We pride ourselves as a world leader and early innovator in mission-critical, hard-to-develop sensor solutions. We develop products that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult engineering challenges in the automotive, HVOR, industrial, clean energy, and aerospace industries.
We believe that continued focused investment in R&D is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to the timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms for specific applications and engineering major upgrades that improve functionality or reduce the cost of existing products.
We benefit from many development opportunities at an early stage for several reasons: (1) we are the incumbent in many systems for our key customers; (2) we have robust design and service capabilities; and (3) our global engineering teams are located close to key customers in regional business centers. We work closely with our customers to deliver solutions that meet their needs today and in the future. As a result of development lead times and the embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increase the switching costs once a customer has designed and installed a particular sensor into a system.
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
The following table presents information on our patents and patent applications as of December 31, 2024:

	U.S.	Non-U.S.
Patents	301	650
Pending patent applications filed within the last five years	107	326
Our patents have expiration dates ranging over the next twenty years through 2045. We also own a portfolio of trademarks and license various patents and trademarks. "Sensata" and our logo are trademarks.
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
Human Capital Resources
Our employees, whom we refer to as Team Sensata, are responsible for upholding our purpose – to help our customers and partners deliver a safer, cleaner, and more efficient world – and they embody our values in all aspects of daily work. Our corporate values are the essence of our identity, provide a level-set foundation, and are an important way for us to improve our culture. Our values include passion, excellence, integrity, flexibility, and teamwork—working together towards common goals, the latter of which we refer to as "One Sensata." In various countries, local law requires our participation in works councils. We believe that our relations with our employees are good.
The following table presents a summary of our employee population as of December 31, 2024:

(in thousands)	Total	U.S. Based	Female	Covered by Collective Bargaining
Employees	19.0	1.4	10.6	0.2
Contractors (1)	2.7	0.1	1.3	—
__________________________
(1)    We engage contract workers in multiple locations, primarily to cost-effectively manage variations in manufacturing volume, but also to perform engineering and other general services. Includes approximately 2,300 direct labor contract workers worldwide.
One of our key areas of prioritization is to empower our workforce through promotion of a culture that values inclusion and diversity and prioritizes employee well-being and safety. A summary of additional content in the Sustainability Report can be found under the heading Sustainability included elsewhere in this Item 1: Business.
Belonging at Sensata
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
We strive to create and foster a supportive and understanding environment in which ideas are shared freely, helping all individuals realize their maximum potential within Sensata. An inclusive culture is fundamental to innovation and problem-solving, improving our ability to innovate, and is vital to our business.
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
Social and Human Rights Matters
We are committed to respecting internationally recognized human rights. We have policies related to our position on various social and human rights matters, including child labor, forced labor, human trafficking, health and safety, non-discrimination, and environmental matters. Each of these policies can be found on our website at www.sensata.com. Our human rights expectations apply to all our personnel, business partners, and other parties involved directly in our operations, products, or services.
We support the Universal Declaration of Human Rights, the International Labor Organization Declaration on Fundamental Principles and Rights at Work, the United Nations Guiding Principles on Business and Human Rights, and the ten principles of the United Nations Global Compact. We strive to adhere to the principles set forth in these standards, as they may apply to us and the services we provide, and to comply with all applicable human rights and working condition laws, where we operate.
The working conditions of our employees are, at minimum, in compliance with internationally recognized labor standards and the laws of the countries we operate in. When national law directly conflicts with international human rights standards or does not fully comply with them, we seek ways to respect internationally recognized human rights.
Employee Engagement
Our long-term success depends on hiring, retaining, training, rewarding, and engaging employees. We strive to retain and engage employees by providing competitive pay and benefits packages, a challenging and rewarding work experience, and by consistently connecting how integral their work is to Sensata's larger purpose and to the work we do as a company. We survey our employees semi-annually to understand where we are succeeding and how we can initiate improvements in these areas.
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
Learning and Development
We believe that continued success in executing our business strategy requires us to provide a broad range of learning and development programs and opportunities to our employees. We offer our employees an online global learning management system ("Sensata Learning") that enables them to access live virtual and on-demand training. In fiscal year 2024, employees completed over 96,000 hours of training spanning various required learning and professional development topics, including a range of courses on diversity, inclusion, and ethics.
We have an integrated performance management process containing annual goal setting and periodic formal and informal reviews and check-ins, ensuring that our employees are provided continual feedback on their performance regarding goals and competencies. We also have templates for giving feedback anytime to employees, typically tied to performance as part of their role, projects, and deliverables which help foster transparency and delivery of real-time feedback.
In addition, we have a robust talent and succession planning process and have established programs to support the development of our talent pipeline for critical roles in management, engineering, and operations. On an annual basis, we conduct a leadership review process with our chief executive officer, chief administrative officer, and business and functional leaders to identify key talent for additional development opportunities and programs. This helps ensure optimal use of the talent for the benefit of both the employee and Sensata.
Ethics
We have adopted a Code of Business Conduct and Ethics governing the conduct of our personnel, including our principal executive officer, principal financial officer, principal accounting officer, and senior accounting personnel, and persons performing similar functions. Our Code of Business Conduct and Ethics is modified from time to time and is available on the investor relations page of our website at www.sensata.com under Corporate Governance. We have a three-part annual training covering the topics discussed in the Code of Business Conduct and Ethics on Sensata Learning, our online global learning management system.
We hold an annual "Integrity Week," which focuses on integrity as a core value of the organization and underscores our commitment to operating responsibly, one of the four key priority areas outlined in our Sustainability Report. Integrity is at the core of what we do—from how we govern ourselves to how we conduct our business and manage relationships with our stakeholders. The most recent Integrity Week, in fiscal year 2024, focused on “Integrity in a Changing World.” By sharing best practices and stories from their professional journeys, various executives and site leaders at Sensata illustrated how integrity is not just about doing the right thing but how it is intrinsic to delivering value and sustainability for our company, environment, and communities.
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and business leaders average more than 20 years of industry experience. They are supported by an experienced and talented management team dedicated to maintaining and expanding our position as a global leader in the industry. For a discussion of the risks relating to the attraction and retention of management and executive management employees, see Item 1A: Risk Factors included elsewhere in this Report.
Sustainability
Sustainability objectives are central to Sensata’s business strategy, values, and culture. We believe this strong, foundational focus on sustainability makes Sensata a partner of choice for our customers, a desirable place to work for our employees, and a valued contributor to the communities in which we operate. Today, our solutions serve as critical building blocks for making safer, cleaner, and more efficient products, while our systems enable millions to make smarter, more sustainable choices. By harnessing the passion and expertise of our people and working closely with our partners and customers, we are designing a future where the smartest choice is also the most sustainable. At Sensata, inclusive cultures and diverse perspectives drive success, and transparency and accountability are reflected in everything that we do. While a key part of our business is to design solutions that support our customers’ transition to cleaner energy, we recognize the role we must play to combat climate change by managing energy consumption and emissions resulting from our operations. We also recognize that a changing climate may impact significant aspects of our business and the operation of our facilities.
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
•Protecting Our Environment: We focus on building products that reduce environmental impact and improve technological efficiencies while optimizing and reducing our operational footprint through energy, water, and waste reduction; and
•Operating Responsibly: We operate with integrity and high standards of business ethics to help us grow our business and solve the need to safely deliver a cleaner, more efficient, electrified and connected world.
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
Compliance with environmental and governmental regulations and meeting customer requirements have increased our cost of doing business in various ways and may continue to do so in the future. We do not currently anticipate material capital expenditures during fiscal year 2025 for environmental control facilities. We also do not believe that existing or pending legislation, regulation, or international treaties or accords, whether related to environmental or other government regulations, are reasonably likely to have a material adverse effect in the foreseeable future on our business or the markets we serve, nor on our results of operations, capital expenditures, earnings, competitive position, or financial standing.
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
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on, or accessible through, this website or our website are not incorporated into this filing. Further, our references to the URLs for the SEC's website and our website are intended to be inactive textual references only.

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
Much of our business depends on, and is directly affected by, the global automobile industry. Sales in our automotive end markets accounted for approximately 56% of our total net revenue in fiscal year 2024. Declines in demand such as experienced as a result of the COVID-19 pandemic and other adverse developments like those we have seen in past years in the automotive industry, including but not limited to customer bankruptcies and increased demands on us for lower prices, could have adverse effects on our results of operations and could impact our liquidity and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
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
It has historically been difficult to pass increased prices for manufactured components and raw materials to our customers through price increases. Therefore, a significant increase in the price or a decrease in the availability of these items, such as those experienced in the global supply chain shortages of the past few years, could materially increase our operating costs and materially and adversely affect our business and results of operations. The impact of these global supply chain shortages of the past few years, including production delays on a vast and varied number of products across industries and geographies and increased procurement and logistics costs, has been unprecedented. Accordingly, we continue to actively work with our customers to share the inflationary burden of these factors. In addition, where possible, we have been working to adjust our long-term supply agreements, strengthen our relationships with our suppliers, manage inventory on hand, increase visibility into long-term supply and demand, and accelerate the use of alternate materials to increase supply chain visibility. If the future impacts of these shortages are more severe than we currently expect, or if our efforts to share the inflationary burden of these factors do not sufficiently offset our costs, it could result in deterioration of our results.
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
Our business, including our employees, customers, and suppliers, is located throughout the world. We employ approximately 93% of our workforce outside of the U.S. We have many manufacturing, administrative, and sales facilities outside of the U.S. Our subsidiaries located outside of the U.S. generated approximately 60% of our net revenue in fiscal year 2024 (including approximately 18% in China) and we expect sales from non-U.S. markets to continue to represent a significant portion of our total net revenue. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, economic sanctions, investments, taxation, exchange controls, and repatriation of earnings.
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
We are subject to various risks related to public health crises, which have had, and may in the future have, material and adverse impacts on our business, financial condition, liquidity, and results of operations.
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
Our reporting currency is the U.S. dollar ("USD"). We derive a significant portion of our net revenue from and incur expenses in markets outside the U.S. For financial reporting purposes, the functional currency of all of our subsidiaries has historically been the USD because of the significant influence of the USD on our operations. In fiscal year 2023, as a result of significant changes in economic facts and circumstances in the operations of our China foreign entities, the functional currency of our wholly-owned subsidiaries in China changed to the Chinese Renminbi ("CNY"). The changes in economic facts and circumstances caused a permanent change to our strategy in China toward a more self-contained model making China the primary economic environment in which these subsidiaries operate.
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
As of December 31, 2024, we had $3,223.4 million of gross outstanding indebtedness, including various tranches of senior unsecured notes (the “Senior Notes”). The credit agreement governing our secured credit facility (as amended, supplemented, waived, or otherwise modified, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan"), a $750.0 million revolving credit facility (the "Revolving Credit Facility"), and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In fiscal year 2023, we repaid the remaining balance on the Term Loan. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our outstanding indebtedness.
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
We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. If we complete additional acquisitions, our debt service requirements could also increase. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity financing, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to complete such actions, if necessary, on commercially reasonable terms, or at all.
If we experience an event of default under any of our debt instruments that is not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to become due and payable immediately, which, in turn, could result in cross-defaults under our other debt instruments. Our assets and cash flows may not be sufficient to fully repay borrowings if accelerated upon an event of default. If, when required, we are unable to repay, refinance, or restructure our indebtedness under, or amend the covenants contained in, the Credit Agreement, or if a default otherwise occurs, the lenders under the Senior Secured Credit Facilities could: elect to terminate their commitments thereunder; cease making further loans; declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; institute foreclosure proceedings against those assets that secure the borrowings under the Senior Secured Credit Facilities; and prevent us from making payments on the Senior Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.
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
Further tariffs may be imposed on other imports of our products. For example, effective February 4, 2025, the U.S. announced additional tariffs for goods imported into the U.S. from Mexico, Canada, and China beginning in Q1 2025. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations and our business may be further impacted by retaliatory trade measures taken by other countries in response to existing or future U.S. tariffs or other measures (e.g., subsidies). We may raise our prices on products subject to such tariffs to share the cost with our customers, which could harm our operating performance or cause our customers to seek alternative suppliers. In addition, we may seek to shift some of our manufacturing to other countries, which could result in additional costs and disruption to our operations. We also sell our products globally and, therefore, our export sales could be impacted by the tariffs. Any material reduction in sales may have a material adverse effect on our results of operations.
We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments, which would reduce our earnings.
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other intangible assets, net totaled approximately $3.9 billion as of December 31, 2024, or 54% of our total assets. Goodwill, which represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, was approximately $3.4 billion as of December 31, 2024, or 47% of our total assets. Goodwill and other identifiable intangible assets were recognized at fair value as of the corresponding acquisition date.
In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair values. Accordingly, we evaluated the Dynapower reporting unit for impairment and determined that our Dynapower reporting unit was impaired. In the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge. This impairment was primarily driven by a lower long-range financial forecast resulting from specific discrete events that changed the timing of our forecasted performance. If Dynapower does not achieve the forecasted future cash flows, there is a possibility that additional impairments of the remaining $229.8 million of goodwill may be recognized in the future.
Additional impairment of goodwill or other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, significant unexpected or planned changes in the use of assets or future changes to go-to-market or product offerings strategy, and a variety of other factors. We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, such as the Dynapower reporting unit, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our other reporting units to be at risk of failing the goodwill impairment test.

The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income, which may impact our ability to raise capital. Should certain assumptions used in the development of the fair value of our other reporting units change, we may be required to recognize additional impairments of goodwill or other intangible assets.
Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information related to our goodwill and other identifiable intangible assets and the Dynapower impairment charge. Refer to Critical Accounting Policies and Estimates, in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report for additional information related to the assumptions used in the development of the fair value of our reporting units.
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
Furthermore, most OECD members, including EU member states, have implemented the Pillar Two framework, which establishes a global minimum jurisdictional effective tax rate of 15% for large multinational enterprises. The legislation is effective for our fiscal year beginning January 1, 2024. The dynamic nature of the legislative landscape, with outgoing changes and updates to the rules, creates uncertainty and potential for retroactive tax liabilities. We continue to evaluate the guidance and regulations of the Pillar Two framework. Any further developments could result in complexity and uncertainty in countries where we do business and could increase our effective tax rate.
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
We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2024 or 2023. We did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, our control activities did not adequately establish policies, procedures, information protocols and communications to design and operate effective control, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico. Our management is taking action to remediate the deficiencies in its internal controls over financial reporting by developing a remediation plan, which could include the engagement of third-party consultants to evaluate and help formalize internal controls design and framework; the completion of a risk assessment to determine areas within the internal control structure to strengthen, document and execute; and the augmentation, reorganization or replacement of personnel where necessary to ensure appropriate levels of knowledge and execution to support internal control structure assessment, design, and execution.
If actions to remediate these material weaknesses are not completed on a timely basis, or if other remediation efforts are not successful, we may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness, or uncover errors in financial reporting.
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
English law also generally prohibits a company from repurchasing its own shares by way of "off-market purchases" without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the New York Stock Exchange, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an "off-market purchase." Our current authorization expires on June 10, 2029, and we intend to renew this authorization periodically.

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
Our Director of Cybersecurity leads our information security operations, with a focus on identifying, evaluating, mitigating, and reporting on IT and cybersecurity risks that have the potential to threaten Sensata’s enterprise information assets and systems. Our cybersecurity and global IT strategy is regularly aligned with business leaders across Sensata through our IT Excellence Committee meetings, conducted 8 times a year, to ensure cyber, IT, and business priorities are communicated and understood throughout the organization.
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
Governance
Our Board of Directors, in coordination with each of our Board Committees, is responsible for oversight of our enterprise risk management activities. The Nominating and Governance committee receives an update on the Company’s risk management process quarterly, including interaction of cybersecurity with our overall risks. The Board of Directors oversees risks from cybersecurity threats through report out from the Audit Committee, which monitors cybersecurity incidents and management's response to such incidents.
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
Our CIDO has served in various roles in IT and information security for more than 20 years. She holds an undergraduate degree in information management and technology. Our Director of Cybersecurity has served in various roles in IT and information security for more than 18 years, including in the military and the healthcare and retail industries.
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

ITEM 2.     PROPERTIES
As of December 31, 2024, we occupied principal manufacturing facilities and business centers in the following locations:

		Reportable Segment		Approximate Square Footage (in thousands)
		Performance Sensing	Sensing Solutions
Country	Location			Owned	Leased
Bulgaria	Botevgrad	X		184	—
Bulgaria	Plovdiv	X		125	—
Bulgaria	Sofia	X		—	121
China	Baoying (1)	X	X	301	385
China	Changzhou	X	X	618	—
India	Pune	X	X	—	47
Malaysia	Subang Jaya	X		138	—
Mexico	Aguascalientes	X	X	613	—
Mexico	Mexicali	X	X	—	116
Mexico	Tijuana	X	X	—	258
The Netherlands	Hengelo	X	X	—	94
United Kingdom	Antrim	X		—	112
United Kingdom	Swindon (2)	X	X	—	34
United States	Attleboro, MA (3)	X	X	—	435
United States	Carpinteria, CA	X	X	—	40
United States	Thousand Oaks, CA	X	X	—	115
United States	Burlington, VT		X	—	133
				1,979	1,890
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
We consider our manufacturing facilities sufficient to meet our current operational requirements. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required; however, if we are unable to acquire, integrate, and move into production the facilities, equipment, and personnel necessary to meet such an increase in demand, our customer relationships, results of operations, and/or financial condition may suffer materially. Leases covering our currently occupied principal leased facilities expire at varying dates within the next 12 years. We do not anticipate difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or by replacing the leased facilities with equivalent facilities.
A significant portion of our owned properties and equipment is or may become subject to a lien under the Senior Secured Credit Facilities. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to the Senior Secured Credit Facilities.
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
Performance Graph
The following graph compares the total shareholder return of our ordinary shares since December 31, 2019 to the total shareholder return since that date of the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index. The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2019.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2019
2020
2021
2022
2023
2024
Sensata
S&P 500
S&P 500 Industrial

Total Shareholder Return of $100.00 Investment from December 31, 2019
	As of December 31,
	2019	2020	2021	2022	2023	2024
Sensata	$100.00	$97.90	$114.52	$75.53	$71.11	$52.57
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Industrial	$100.00	$109.01	$130.16	$120.91	$140.30	$162.25
The information in the graph and table above is not "soliciting material," is not deemed "filed" with the U.S. Securities and Exchange Commission, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, except to the extent that we specifically incorporate such information by reference. The total shareholder return shown on the graph represents past performance and should not be considered an indication of future price performance.
Stockholders
As of February 7, 2025, there were three holders of record of our ordinary shares, which included Cede & Co. (which acts as nominee shareholder for the Depository Trust Company).
Dividends
In fiscal year 2024, we made payments of quarterly dividends of $0.12 per share in February, May, August, and November. We expect that comparable cash dividends will continue to be paid in the foreseeable future.
Because we are a holding company, our ability to continue to pay cash dividends on our ordinary shares may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including restrictions under the terms of the agreements governing our indebtedness. In that regard, our indirect, wholly-owned subsidiary, Sensata

Technologies B.V. ("STBV"), may be limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to us. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our dividend restrictions.
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
Share Repurchase Programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board of Directors at any time. Under these programs, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions were completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting.
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
Issuer purchase of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (in shares)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions) (2)
October 1 through October 31, 2024	606,341	$35.44	567,066	$403.0
November 1 through November 30, 2024	7,677	$32.43	—	$403.0
December 1 through December 31, 2024	10,240	$27.70	—	$403.0
Quarter total	624,258	$35.27	567,066	$403.0
__________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld to cover payment of employee withholding tax upon the vesting of restricted securities. These withholdings took place outside of a publicly announced repurchase plan. There were 39,275, 7,677, and 10,240 ordinary shares withheld in October 2024, November 2024, and December 2024, respectively, representing a total aggregate fair value of $1.9 million based on the closing price of our ordinary shares on the date of withholdings.
(2)     All purchases during the three months ended December 31, 2024 were conducted pursuant to the September 2023 Program. The September 2023 Program does not have an established expiration date.
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
Overview
We innovate on behalf of our broad array of customers, solving some of their most difficult engineering challenges by providing sensors and sensor-rich solutions, electrical protection components and systems, and other products. Solving these mission-critical challenges enables us to deliver differentiated value for both our customers and shareholders, while also investing in our growth opportunities and our people. Refer to Item 1: Business included in this Report for additional discussion on our business.
We believe regulatory requirements for safer vehicles, higher fuel efficiency, and lower emissions, as well as customer demand for operator productivity and convenience, drive the need for advancements in powertrain management, efficiency, safety, and operator controls. These advancements lead to sensor growth rates that we expect to exceed underlying production growth in many of our key end markets, which we expect will continue to offer us significant growth opportunities. In fiscal year 2024, according to third party data, global production of light vehicles decreased approximately 1% and global production in the heavy vehicle and off-road ("HVOR") markets we serve decreased approximately 7%, each from the prior year.
Fiscal year 2024 highlights
In fiscal year 2024, we used $701.9 million of cash to pay debt, including the early redemption of the full $700.0 million aggregate principal amount outstanding on our 5.0% Senior Notes in accordance with the terms of the indenture under which the 5.0% Senior Notes were issued. These repayments brought our gross outstanding indebtedness at December 31, 2024 to $3.2 billion, representing a net leverage ratio of 3.0x, compared to gross indebtedness of $3.4 billion as of December 31, 2023 (representing a net leverage ratio of 3.2x). Net leverage ratio, discussed throughout this Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of net leverage ratio.
Fiscal year 2024 financial summary
Our consolidated revenue decreased 3.0% in fiscal year 2024 from the prior year. Excluding a decrease of 0.7% attributed to changes in foreign currency exchange rates and a decrease of 0.8% due to the effect of divestitures, net revenue decreased 1.5% on an organic basis. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of organic revenue growth (or decline). Organic revenue decline was primarily driven by revenue mix, market declines, and inventory destocking in our Industrial business, partially offset by content growth in the Automotive, HVOR, and Aerospace businesses and the impact of pricing recoveries,
Operating income for fiscal year 2024 decreased $32.4 million, or 17.8%, to $149.3 million (3.8% of net revenue) compared to $181.7 million (4.5% of net revenue) in the prior year. This decrease was primarily driven by a decrease in revenue, an increase of $94.7 million in restructuring and other charges, net, driven by the loss on the sale of the Insights business, and a $41.5 million increase in selling, general and administrative ("SG&A") costs. These decreases were partially offset by a $171.6 million reduction in the goodwill impairment charge taken in 2024 and lower intangible asset charges in the current year. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our operating earnings results for the year ended December 31, 2024.
We generated $551.5 million of operating cash flows in fiscal year 2024, ending the year with $593.7 million in cash. In addition to the aforementioned $701.9 million of cash used to pay debt, in fiscal year 2024, we used cash of approximately $68.9 million for share repurchases and $72.2 million for payment of dividends. In fiscal year 2025, we will continue to execute our capital allocation strategy that is currently designed to reduce our leverage and return capital to shareholders through our dividend and opportunistic share repurchases. This strategy reduces risk in our capital structure, lowers interest expense, and improves net income and earnings per share. We expect improving free cash flow (net cash provided by operating activities less capital expenditures) to further reduce our net leverage ratio, and over time, we believe higher profitability will naturally allow net leverage to decline and returns on invested capital to improve. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of free cash flow.
In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair value. The primary indicators of impairment were revised projections of future cash flows and actual performance that was lower than previous projections for this reporting unit. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income-based approach which discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2024, we recorded a $150.1 million non-cash goodwill impairment charge. If Dynapower does not achieve the forecasted future cash flows, there is a possibility that additional impairments of the remaining $229.8 million of goodwill may be recognized in the future.
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to a third party. The total stated purchase price of the Insights Business was $165.0 million, subject to normal post-closing adjustments. In the year ended December 31, 2024, we recognized a loss on sale of approximately $98.8 million, presented in restructuring and other charges, net in our consolidated statements of operations, and approximately $11.2 million of transaction-related expenses, which were presented in SG&A costs in our consolidated statements of operations. See Note 21: Disposals of the Financial Statements included elsewhere in this Report for additional information.
On June 6, 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). In September 2024, we made the decision to exit the Spear aerospace and defense business and entered into an asset purchase agreement that closed in October 2024, wherein a third party assumed control of a majority of the remaining Spear assets. The exit of Spear was the result of a change in strategy with respect to the business and involved ceasing sales, marketing, and business operations. It resulted in the elimination of certain positions, primarily in the U.S., and the closure of operations in Belgium. Spear had been included in the Sensing Solutions reportable segment. Exiting Spear resulted in charges in the year ended December 31, 2024 of approximately $22.2 million, consisting of accelerated amortization of intangible assets, disposal of inventory and property, plant and equipment ("PP&E"), severance charges, and other charges, including contract termination costs.
Refer to Note 5: Restructuring and Other Charges, Net, of our Financial Statements included elsewhere in this Report for additional information on our exit from Spear.
Selected Segment Information
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. Set forth below is selected information for each of these segments for the periods presented. In the three months ended March 31, 2024, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. The most significant changes include combining our Automotive and HVOR businesses (with the combined business remaining in Performance Sensing) and moving the various assets and liabilities comprising our Insights Business out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing these businesses together, by allowing us to scale core capabilities and better serve our customers. The amounts previously reported in the tables below for the years ended December 31, 2023 and 2022 have been retrospectively recast to reflect this change.
Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding. The following table presents net revenue by segment and non-segment for the identified periods:

	For the year ended December 31,
	2024		2023		2022
($ in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Net revenue:
Performance Sensing	$2,743.6	69.8%	$2,749.9	67.8%	$2,645.2	65.7%
Sensing Solutions	1,061.3	27.0	1,156.7	28.5	1,210.7	30.0
Other	127.9	3.3	147.5	3.6	173.3	4.3
Total net revenue	$3,932.8	100.0%	$4,054.1	100.0%	$4,029.3	100.0%
The following table presents segment operating income in U.S. dollars ("USD") and as a percentage of segment and non-segment net revenue for the identified periods:

	For the year ended December 31,
	2024		2023		2022
($ in millions)	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue	Amount	Percent of Segment Net Revenue
Segment operating income:
Performance Sensing	$676.1	24.6%	$697.6	25.4%	$683.8	25.9%
Sensing Solutions	312.6	29.5%	338.2	29.2%	356.7	29.5%
Other	28.1	21.9%	7.5	5.1%	11.1	6.4%
Total segment and other operating income	$1,016.8		$1,043.3		$1,051.7
For a reconciliation of total segment and non-segment operating income to consolidated operating income, refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report.
Selected Geographic Information
We are a global business with significant operations around the world and a diverse revenue mix by geography, customer, and end market. The following table presents (as a percentage of total) PP&E and net revenue by geographic region for the identified periods:

	PP&E, net as of December 31,		Net revenue for the year ended December 31,
	2024	2023	2024	2023	2022
Americas	36.7%	35.9%	43.3%	45.0%	42.3%
Europe	17.2%	17.9%	27.0%	26.3%	25.9%
Asia and rest of world	46.0%	46.2%	29.7%	28.7%	31.8%
Refer to Note 20: Segment Reporting of our Financial Statements included elsewhere in this Report for additional information related to our PP&E, net balances by selected geographic area as of December 31, 2024 and 2023 and net revenue by selected geographic area for the years ended December 31, 2024, 2023, and 2022.
Net Revenue by End Market
Our net revenue for the years ended December 31, 2024, 2023, and 2022 was derived from the following end markets:

	For the year ended December 31,
(Percentage of total)	2024	2023	2022
Automotive	56.2%	53.7%	52.3%
HVOR	17.6%	17.7%	16.8%
Industrial	14.2%	16.3%	18.1%
HVAC (1)	4.0%	4.1%	4.7%
Aerospace	4.8%	4.6%	3.8%
Other	3.3%	3.6%	4.3%
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
Cost of revenue
We manufacture most of our products, subcontracting only a limited number to third parties. As such, our cost of revenue consists principally of the following:
•Production Materials Costs. We source production materials globally to ensure a highly effective and efficient supply chain. However, we are still impacted by local market conditions, including fluctuations in foreign currency exchange rates. A portion of our production materials contains certain commodities, resins, and metals, the cost of which may vary with underlying pricing and foreign currency exchange rates. We use forward contracts to economically hedge a portion of our exposure to the potential change in prices associated with certain of these commodities, and we use forward contracts to economically hedge our exposure to foreign exchange rate fluctuations. The terms of these forward contracts fix the price of these commodities at a future date for various notional amounts. Gains and losses recognized on these derivatives are recorded in other, net and are not included in cost of revenue. Refer to Note 6: Other, Net of our Financial Statements included elsewhere in this Report for additional information.
•Employee Costs. Wages and benefits, including variable incentive compensation, for employees involved in our manufacturing operations and certain customer service and engineering activities is reflected in cost of revenue. A substantial portion of these costs can fluctuate on an aggregate basis in direct correlation with changes in production volumes. These costs may decline as a percentage of net revenue due to economies of scale associated with higher production volumes, and conversely, may increase with lower production volumes. These costs also fluctuate based on local labor market conditions. We rely on contract workers for direct labor in certain geographies. As of December 31, 2024, we had approximately 2,300 direct labor contract workers worldwide.
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
•changes in depreciation expense;
•fluctuations in foreign currency exchange rates;
•changes in product mix;
•changes in logistics costs; and
•acquisitions and divestitures – acquired and divested businesses may generate higher or lower cost of revenue as a percentage of net revenue than our core business.
Research and development expense
We develop products that address increasingly complex engineering and operating performance requirements to help our customers solve their most difficult challenges in the automotive, HVOR, industrial, clean energy, and aerospace end markets. We believe that continued focused investment in research and development ("R&D") is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas that we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products. In addition, we continually consider new technologies where we may have expertise for potential investment or acquisition.
A large portion of our R&D activities is directed towards technologies and market trends that we believe have the potential for significant future growth, but that relate to products that are not currently within our core business or include new features and capabilities relative to existing products. Expenses related to these activities are less likely to result in increased near-term revenue than our more mainstream development activities.
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
Selling, general and administrative expense
SG&A expense consists of all expenditures incurred in connection with the sale and marketing of our products, as well as administrative overhead costs, including: salary and benefit costs for sales and marketing personnel and administrative staff; share-based compensation expense; charges related to the use and maintenance of administrative offices, including depreciation expense; other administrative costs, including expenses relating to information systems, human resources, and legal, finance, and accounting services; other selling and marketing related costs, such as expenses incurred in connection with travel and communications; and transaction costs associated with acquisitions.
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
Amortization expense
We have recognized a significant amount of definite-lived intangible assets. Acquisition-related definite-lived intangible assets are amortized on an economic-benefit basis, according to the useful lives of the assets, or on a straight-line basis if a pattern of economic benefits cannot be reliably determined. The amount of amortization expense related to definite-lived intangible assets depends on the amount and timing of definite-lived intangible assets acquired and where previously acquired definite-lived intangible assets are in their estimated life cycle. In general, the economic benefit of a definite-lived intangible asset is concentrated towards the beginning of its useful life.
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
Interest expense
As of December 31, 2024 and 2023, we had gross outstanding indebtedness of $3,223.4 million and $3,425.2 million, respectively. This indebtedness consists of a secured credit facility and various tranches of senior unsecured notes (together, the "Senior Notes"). Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information on our indebtedness.
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

The Senior Notes accrue interest at fixed rates. However, the Term Loan and the Revolving Credit Facility accrue interest at variable interest rates, which could drive some of the variability in interest expense. As of December 31, 2024, we had no amounts outstanding on the Term Loan or Revolving Credit Facility. Refer to Item 7A: Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this Report for more information regarding our exposure to potential changes in variable interest rates.
Interest income
Interest income relates to interest earned on our cash and cash equivalent balances, and varies according to the balances in, and the interest rates provided by, these investments.
Other, net
Other, net primarily includes gains and losses associated with the remeasurement of monetary assets and liabilities denominated in a currency that is not the functional currency, changes in the fair value of derivative financial instruments not designated as cash flow hedges, mark-to-market gains and losses on investments, losses on debt financing transactions, and net periodic benefit cost, excluding service cost.
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
Provision for (or benefit from) income taxes
We are subject to income tax in the various jurisdictions in which we operate. The provision for (or benefit from) income taxes consists of: current tax expense, which relates primarily to our profitable operations in jurisdictions outside the U.S. and U.K. and withholding taxes related to interest, royalties, and repatriation of foreign earnings; and deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to the intangible assets, including goodwill, acquired in connection with business combination transactions, the utilization of net operating losses, changes in tax rates, and changes in our assessment of the realizability of our deferred tax assets.
Our current tax expense is favorably impacted by the amortization of definite-lived intangible assets and other tax benefits derived from our operating and capital structure, including tax incentives in both the U.K. and China. In addition, our tax structure takes advantage of participation exemption regimes that permit the receipt of intercompany dividends without incurring taxable income in those jurisdictions.
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
•foreign tax rate differential - we operate in multiple jurisdictions including but not limited to Bulgaria, China, Malaysia, Malta, Mexico, the Netherlands, Switzerland, the U.S., and the U.K. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This foreign tax rate differential can change from year to year based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates, tax holidays, and favorable tax regimes available to certain of our foreign subsidiaries;
•changes in tax laws and rates, including the potential or actual impact of activities by the Organization for Economic Co-operation and Development ("OECD") initiatives such as Pillar Two, the European Commission ("EC") challenges to sovereign EU member states, and uncertainty surrounding potential changes to United States tax laws and regulations under the new administration;
•losses incurred in certain jurisdictions, which cannot be currently benefited, if it is not more likely than not that the associated deferred tax asset will be realized in the foreseeable future;
•foreign currency exchange gains and losses;
•income tax audit settlements, final assessments, or lapse of applicable statutes of limitation, which may result in recognizing an income tax expense or benefit including adjustment of previously accrued interest and penalties; and
•in certain jurisdictions, we recognize withholding and other taxes on intercompany payments, including dividends, and such taxes are deducted if they cannot be credited against the recipient's tax liability in its country of residence.
Seasonality
Refer to Item 1: Business included elsewhere in this Report for discussion of our assessment of seasonality related to our business.
Legal Proceedings
Refer to Item 3: Legal Proceedings included elsewhere in this Report for discussion of legal proceedings related to our business.
Results of Operations
Our discussion and analysis of results of operations are based upon our Financial Statements included elsewhere in this Report. The Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of the Financial Statements requires us to make estimates and judgments that affect the amounts reported therein. We base our estimates on historical experience and assumptions believed to be reasonable under the circumstances, and we re-evaluate such estimates on an ongoing basis. Actual results may materially differ from our estimates under different assumptions or conditions. Our significant accounting policies and estimates are more fully described in Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report and Critical Accounting Policies and Estimates included elsewhere in this MD&A.
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

	For the year ended December 31,
	2024		2023		2022
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Performance Sensing	$2,743.6	69.8%	$2,749.9	67.8%	$2,645.2	65.7%
Sensing Solutions	1,061.3	27.0	1,156.7	28.5	1,210.7	30.0
Other	127.9	3.3	147.5	3.6	173.3	4.3
Total net revenue	3,932.8	100.0%	4,054.1	100.0%	4,029.3	100.0%
Operating costs and expenses	3,783.5	96.2	3,872.4	95.5	3,359.1	83.4
Operating income	149.3	3.8	181.7	4.5	670.1	16.6
Interest expense	(155.8)	(4.0)	(182.2)	(4.5)	(195.6)	(4.9)
Interest income	16.2	0.4	31.3	0.8	16.7	0.4
Other, net	(21.5)	(0.5)	(13.0)	(0.3)	(94.6)	(2.3)
(Loss)/income before taxes	(11.8)	(0.3)	17.8	0.4	396.7	9.8
(Benefit from)/provision for income taxes	(140.3)	(3.6)	21.8	0.5	86.0	2.1
Net income/(loss)	$128.5	3.3%	$(3.9)	(0.1)%	$310.7	7.7%
The discussion that follows compares operating results for fiscal year 2024 to fiscal year 2023. For a discussion of our fiscal year 2023 operating results compared to fiscal year 2022, refer to Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024.
Refer to Item 1: Business included elsewhere in this Report for more detailed discussion of our reportable segments, including discussion of major products and market drivers. Refer to discussion under the heading Factors Affecting Our Operating Results included elsewhere in this MD&A for a detailed discussion of the various factors that may drive changes in our operating results. The below discussion provides information on the material factors impacting fiscal year 2024 compared to fiscal year 2023.
Net revenue
Net revenue for the year ended December 31, 2024 decreased 3.0% compared to the prior year. Net revenue decreased 1.5% on an organic basis, which excludes a decrease of 0.7% attributed to changes in foreign currency exchange rates and a decrease of 0.8% due to the effect of a divestiture.
Performance Sensing
Performance Sensing net revenue for the year ended December 31, 2024 decreased 0.2% compared to the prior year. Excluding a decrease of 0.9% attributed to changes in foreign currency exchange rate, Performance Sensing net revenue increased 0.7% on an organic basis.
Automotive end market net revenue for the year ended December 31, 2024 increased 0.6% compared to the prior year. Excluding a decrease of 0.9% attributed to changes in foreign currency exchange rates, automotive end market net revenue increased 1.5% on an organic basis. This organic revenue growth was primarily due to content growth, partially offset by unfavorable market conditions.
HVOR end market net revenue for the year ended December 31, 2024 decreased 2.7% compared to the prior year. Excluding a decrease of 0.6% attributed to changes in foreign currency exchange rates, HVOR end market net revenue decreased 2.1% on an organic basis. This organic revenue decline was primarily due to market decline, partially offset by content growth.
Sensing Solutions
Sensing Solutions net revenue for the year ended December 31, 2024 decreased 8.2% compared to the prior year. Excluding a decrease of 0.3% attributed to changes in foreign currency exchange rates, Sensing Solutions net revenue decreased 7.9% on an organic basis, which primarily reflects weakness in our industrial content and inventory destocking, partially offset by market and content growth in the aerospace business.

Operating costs and expenses
Operating costs and expenses for the years ended December 31, 2024, 2023, and 2022 are presented, in millions of dollars and as a percentage of revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2024		2023		2022
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Operating costs and expenses:
Cost of revenue	$2,776.9	70.6%	$2,792.8	68.9%	$2,712.0	67.3%
Research and development	169.3	4.3	178.9	4.4	189.3	4.7
Selling, general and administrative	392.2	10.0	350.7	8.6	370.6	9.2
Amortization of intangible assets	145.7	3.7	173.9	4.3	153.8	3.8
Goodwill impairment charge	150.1	3.8	321.7	7.9	—	—
Restructuring and other charges, net	149.2	3.8	54.5	1.3	(66.7)	(1.7)
Total operating costs and expenses	$3,783.5	96.2%	$3,872.4	95.5%	$3,359.1	83.4%
Cost of revenue
In the year ended December 31, 2024, cost of revenue as a percentage of net revenue increased versus the prior year period, due to (1) higher depreciation expense, (2) lower net revenues, and (3) the net impacts of customer pricing and manufacturing efficiencies.
Refer to Note 5: Restructuring and Other Charges, Net, of our Financial Statements included elsewhere in this Report for additional details regarding our exit of the Spear businesses.
Research and development expense
R&D expense in the year ended December 31, 2024 did not fluctuate materially from the prior year period.
Selling, general and administrative expense
SG&A expense increased in the year ended December 31, 2024 due primarily to (1) $20.3 million of accelerated amortization recorded on right-of-use lease assets that the Company intends to cease using in the near term, (2) higher share-based compensation expense, and (3) additional costs incurred to remediate the material weaknesses identified in our internal controls over financial reporting for the year ended December 31, 2023.
Refer to Note 21: Divestitures of our Financial Statements included elsewhere in this Report for additional information related to our acquisitions and divestitures.
Amortization of intangible assets
Amortization expense decreased in the year ended December 31, 2024, primarily due to the divestiture of the Insights Business resulting in approximately $12.0 million lower amortization expense during fiscal year 2024 and the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
We expect amortization expense to be approximately $80.1 million in fiscal year 2025.
Refer to Note 5: Restructuring and Other Charges, Net and Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information regarding the charges related to the exit of the Spear businesses and amortization of our intangible assets, respectively.
Goodwill impairment charge
In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair value. Accordingly, we evaluated the Dynapower reporting unit for impairment and determined that it was impaired. In the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge. This impairment was primarily driven by a lower long-range financial forecast resulting from specific discrete events that changed the timing of our forecasted performance. If Dynapower does not achieve the forecasted future cash flows, or if there were a change in the discount rate or other valuation inputs, there is a possibility that additional impairments of the remaining $229.8 million of goodwill may be recognized in the future.
Restructuring and other charges, net
Restructuring and other charges, net increased in the year ended December 31, 2024 versus the prior year period, due to a $98.8 million loss recognized on the sale of the Insights Business partially offset by a decrease in net severance charges recognized.,..
Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report for additional information on the components of restructuring and other charges, net.
Operating income
In the year ended December 31, 2024, operating income decreased $32.4 million, or 17.8%, to $149.3 million (3.8% of net revenue) compared to $181.7 million (4.5% of net revenue) in the prior year, primarily due to (1) a $150.1 million goodwill impairment charge related to the Dynapower business, (2) a $98.8 million loss on the sale of the Insights Business, (3) higher SG&A expense, (4) the impact of organic revenue declines together with the net impact of customer pricing and manufacturing efficiencies, and (5) the unfavorable impact of foreign exchange rates, partially offset by (1) a $321.7 million goodwill impairment charge related to the Insights reporting unit in the prior year and (2) a $28.1 million decrease in amortization of intangibles.
Interest expense
In the year ended December 31, 2024, interest expense decreased $26.4 million from the prior period, primarily due to lower interest expense on (1) the 5.0% Senior Notes, which were redeemed in July 2024, (2) the 5.625% Senior Notes, which were redeemed in the fourth quarter of 2023, and (3) the Term Loan, which was paid in full in the second quarter of 2023, partially offset by higher interest expense related to the 6.625% Senior Notes, which were issued in June 2024.
Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information regarding the early payment on the Term Loan.
Interest income
In the year ended December 31, 2024, interest income decreased $15.1 million compared to the prior period, primarily due to lower cash balances, as we used cash on hand to pay down debt.
Other, net
Other, net for the years ended December 31, 2024, 2023, and 2022 consisted of the following (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2024	2023	2022
Currency remeasurement gain/(loss) on net monetary assets (1)	$4.0	$(20.2)	$(18.2)
(Loss)/gain on foreign currency forward contracts (2)	(2.6)	4.2	4.3
Gain/(loss) on commodity forward contracts (2)	3.5	(2.8)	(3.4)
Loss on debt financing (3)	(9.8)	(5.4)	(5.5)
Loss on equity investments, net (4)	(14.0)	(0.7)	(75.6)
Net periodic benefit cost, excluding service cost	(3.0)	(3.9)	(5.1)
Other	0.4	15.8	8.7
Other, net	$(21.5)	$(13.0)	$(94.6)
__________________________
(1)    Relates to the remeasurement of foreign denominated monetary assets and liabilities into the functional currency.
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
(4)    The year ended December 31, 2022 primarily relates to mark-to-market losses on our investment in Quanergy Systems, Inc. ("Quanergy").
(Benefit from)/provision for income taxes
The components of (benefit from)/provision for income taxes for the years ended December 31, 2024, 2023, and 2022 are described in more detail in the table below, reconciled to the U.S. statutory rate for each year (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2024	2023	2022
Tax computed at U.S. statutory rate of 21% (1)	$(2.5)	$3.7	$83.3
Capital restructurings and dispositions(6)	40.6	(286.4)	4.5
Valuation allowances (4)	(180.0)	278.5	15.7
Goodwill impairment (3)	31.5	41.2	—
Foreign tax rate differential (2)	(13.6)	(17.3)	(44.3)
Withholding taxes not creditable	6.1	14.1	12.3
Research and development incentives (5)	(10.4)	(9.0)	(10.8)
Unrealized foreign currency exchange losses	2.3	1.5	9.3
Reserve for tax exposure	(0.9)	1.1	1.3
Changes in tax laws or rates (2)	(2.6)	(0.3)	2.6
Other (7)	(10.9)	(5.2)	12.1
(Benefit from)/provision for income taxes	$(140.3)	$21.8	$86.0
__________________________
(1)    Represents the product of the applicable statutory tax rate and income before taxes, as reported in the consolidated statements of operations.
(2)    We operate in multiple jurisdictions, including but not limited to Bulgaria, China, Malaysia, Malta, Mexico, the Netherlands, Switzerland, the U.S., and the U.K. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This differential can vary annually based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates. Additionally, one of our subsidiaries was eligible for a reduced tax rate in China through December 31, 2024. The impact on current tax expense of this reduced corporate income tax rate is included in the foreign tax rate differential, and the impact of the deferred tax remeasurement is included in the change in tax laws or rates.
(3)    During the years ended December 31, 2024 and 2023, we incurred a non-cash impairment charge for goodwill that is nondeductible for tax purposes.
(4)    During the year ended December 31, 2024, we implemented a strategy to secure the future tax deductibility of certain intellectual property, leading to a $257.7 million reduction in the valuation allowance against this deferred tax asset, initially established in the year ended December 31, 2023. This reduction was counterbalanced by an increase in the valuation allowance due to losses from the sale of the Insights Business.
(5)    In China, we benefit from the R&D super deduction regime. In the U.K., certain of our subsidiaries are eligible for lower tax rates under the "patent box" regime. In the U.S., we benefit from the federal R&D credit.
(6)    The increase in our effective tax rate for the year ended December 31, 2024, is primarily due to the strategy executed to secure the future deductibility of certain intellectual property rights. This unfavorable impact was partially offset by losses from the sale of the Insights business. For the year ended December 31, 2023, the transfer of these intellectual property rights led to the recording of a deferred tax asset with a full valuation allowance. Additionally, the increase in our effective tax rate for the year ended December 31, 2022, was due to the tax accounting impacts of the divestiture of the Qinex Business, partially offset by separate intangible property transfers.
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
Organic revenue growth (or decline) and market outgrowth
Organic revenue growth (or decline) is defined as the reported percentage change in net revenue, calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign currency exchange rate differences (or "constant currency") as well as the net impact of material acquisitions and divestitures for the 12-month period following the respective transaction date(s).
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
Market outgrowth is calculated as organic revenue growth less our weighted market growth. Our weighted market growth is calculated using our regional and platform sales mix, as applicable, in the corresponding period. Market outgrowth is used to describe the impact of an increasing quantity and value of our products used in customer systems and applications above market growth. We believe this provides a more meaningful comparison of our revenue growth relative to the markets we serve.
Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted EPS
We define adjusted operating income as operating income (or loss), determined in accordance with U.S. GAAP, adjusted to exclude certain non-GAAP adjustments which are described under the heading Non-GAAP adjustments below. Adjusted operating margin is calculated by dividing adjusted operating income (or loss) by net revenue determined in accordance with U.S. GAAP. We define adjusted net income as follows: net income (or loss) determined in accordance with U.S. GAAP, excluding certain non-GAAP adjustments which are described under the heading Non-GAAP adjustments below. Adjusted EPS is calculated by dividing adjusted net income by the number of diluted weighted-average ordinary shares outstanding in the period as determined in accordance with U.S. GAAP.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, interest income, and provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, and (3) deferred loss or gain on derivative instruments. Refer to Non-GAAP adjustments below for additional discussion of these adjustments.
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
•Amortization of intangible assets: Beginning with the three months ended December 31, 2024, we started adjusting operating income and net income to exclude the amortization of all our intangible assets, and we discontinued the use of adjustments to exclude step-up depreciation in our non-GAAP measures. Prior periods have not been recast.
•Deferred taxes and other tax related: includes adjustments for deferred taxes and other timing differences including, but not limited to, book-to-tax basis differences on the fair value of intangible assets and goodwill, the utilization of net operating losses, and adjustments to our valuation allowance in connection with certain transactions and tax law changes. Other tax related items include certain adjustments to unrecognized tax benefits and withholding tax on repatriation of foreign earnings.
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

	For the year ended December 31, 2024
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$149.3	3.8%	$(140.3)	$128.5	$0.85
Non-GAAP adjustments:
Restructuring related and other (a)	321.4	8.2	(5.1)	316.4	2.10
Financing and other transaction costs (b)	133.1	3.4	(1.4)	155.4	1.03
Amortization of intangible assets (c)	142.1	3.6	—	142.1	0.94
Deferred loss/(gain) on derivative instruments	2.6	0.1	0.5	(0.4)	—
Amortization of debt issuance costs	—	—	—	5.7	0.04
Deferred taxes and other tax related (d)	—	—	(228.7)	(228.7)	(1.52)
Total adjustments	599.2	15.2	(234.6)	390.6	2.59
Adjusted (non-GAAP)	$748.5	19.0%	$94.3	$519.1	$3.44

	For the year ended December 31, 2023
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net (Loss)/ Income	Diluted EPS
Reported (GAAP)	$181.7	4.5%	$21.8	$(3.9)	$(0.03)
Non-GAAP adjustments:
Restructuring related and other (a)	411.5	10.2	(3.7)	407.8	2.67
Financing and other transaction costs (b)	16.3	0.4	2.7	24.2	0.16
Amortization of intangible assets (c)	168.6	4.2	—	168.6	1.11
Deferred gain on derivative instruments	(4.1)	(0.1)	0.3	(1.7)	(0.01)
Amortization of debt issuance costs	—	—	—	6.8	0.04
Deferred taxes and other tax related (d)	—	—	(50.4)	(50.4)	(0.33)
Total adjustments	592.3	14.6	(51.1)	555.3	3.64
Adjusted (non-GAAP)	$774.0	19.1%	$72.8	$551.4	$3.61

	For the year ended December 31, 2022
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$670.1	16.6%	$86.0	$310.7	$1.99
Non-GAAP adjustments:
Restructuring related and other (a)	36.5	0.9	(3.5)	34.5	0.22
Financing and other transaction costs (b)	(75.6)	(1.9)	2.8	10.7	0.07
Amortization of intangible assets (c)	148.3	3.7	—	148.3	0.95
Deferred (gain)/loss on derivative instruments	(1.5)	0.0	(0.4)	1.5	0.01
Amortization of debt issuance costs	—	—	—	7.0	0.04
Deferred taxes and other tax related (d)	—	—	17.8	17.8	0.11
Total adjustments	107.7	2.7	16.7	219.8	1.41
Adjusted (non-GAAP)	$777.9	19.3%	$69.3	$530.5	$3.40
__________________________
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for fiscal years 2024, 2023, and 2022 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2024	2023	2022
Business and corporate repositioning (i)	$171.3	$77.6	$27.2
Other (ii)	150.1	333.8	10.8
Income tax effect (iii)	(5.1)	(3.7)	(3.5)
Total non-GAAP restructuring related and other (iv)	$316.4	$407.8	$34.5
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business.
1.Fiscal year 2024 included (1) certain actions related to restructuring of our IT operations and product lifecycle management including product line discontinuations within the Sensing Solutions segment, resulting in total costs of $46.7 million, including severance, contract termination costs, and charges related to asset write-downs, (2) approximately $105.8 million, of other various restructuring-related charges, including those related to our 2H 2024 Plan, (3) approximately $12.6 million of costs associated with exiting Spear, primarily recorded in restructuring and other charges, net, and (4) a $6.2 million pension settlement charge, recorded in restructuring and other charges, net.
2.Fiscal year 2023 primarily included (1) $28.8 million of charges related to the exit the Spear Marine Business, $14.5 million of which was recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue, (2) $23.5 million of charges incurred as part of the Q3 2023 Plan, recorded in restructuring and other charges, net, and (3) $18.8 million of charges arising as a result of actions taken in the Q3 2023 Plan, of which approximately $2.1 million was recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue.
ii.Fiscal year 2024 primarily relates to a $150.1 million non-cash goodwill impairment charge related to the Dynapower reporting unit. Fiscal year 2023 primarily relates to a $321.7 million non-cash goodwill impairment charge related to the Insights reporting unit. Also includes costs related to optimization of our manufacturing processes to increase productivity and rationalize our manufacturing footprint and supply chain workforce rationalization and charges incurred related to legal matters associated with acquired businesses, for which new information is brought to light after the measurement period for the business combination is closed, but for which the liability relates to events or activities that occurred prior to our acquisition of the business.
iii.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of the restructuring related and other non-GAAP adjustment refers only to the current income tax effect.
iv.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.

(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for fiscal years 2024, 2023, and 2022 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2024	2023	2022
Transaction loss/(gain), net (i)	$121.9	$(1.2)	$(115.4)
Merger and acquisition compensation arrangements (ii)	11.1	17.4	42.3
Loss on debt financing (iii)	9.8	5.4	5.5
Loss/(gain) on investments (iv)	14.0	(0.2)	75.6
Income tax effect (v)	(1.4)	2.7	2.8
Total financing and other transaction costs (vi)	$155.4	$24.2	$10.7
__________________________
i.Primarily includes losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or other transaction.
1.Fiscal year 2024 includes a loss of $98.8 million on the sale of the Insights Business.
2.Fiscal year 2022 includes gains of $135.1 million on the sale of the various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business").
ii.Primarily relates to earnout compensation arrangements entered into concurrent with the closing of an acquisition and compensation in connection with the closing of a transaction.
iii.Fiscal year 2024 amounts relate to the redemption of the 5.0% Senior Notes. Fiscal year 2023 amounts relate to the redemption of the 5.625% Senior Notes and the prepayment on the Term Loan. Fiscal year 2022 amounts relate to the redemption of the 4.875% Senior Notes. Refer to Note 14: Debt for additional information on financing transactions.
iv.Represents mark-to-market losses or gains on our investments. In fiscal year 2022, this represents losses on our investment in Quanergy, which are presented in other, net in our consolidated statements of operations.
v.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of financing and transaction related and other non-GAAP adjustment refers only to the current income tax effect.
vi.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.
(c)    In the three months ended December 31, 2024, we discontinued the use of adjustments to exclude step-up depreciation and amortization in our non-GAAP measures and we adjusted operating income and net income to exclude the amortization of all our intangible assets. The years ended December 31, 2023 and 2022 have not been recast. If we had recast these non-GAAP measures for the years ended December 31, 2024, 2023, and 2022, adjusted operating income and adjusted net income would have increased by an additional $3.6 million, $5.3 million and $5.5 million, respectively.
(d) Deferred taxes and other tax related adjustments for the year ended December 31, 2022 includes current tax expense of $14.7 million related to the repatriation of earnings from certain Asian subsidiaries to their parent companies in the Netherlands. The decision to repatriate these earnings was the result of our goal to reduce our balance sheet exposure and corresponding earnings volatility related to changes in foreign currency exchange rates as well as to fund our deployment of capital.
The following table presents a reconciliation of net cash provided by operating activities calculated in accordance with U.S. GAAP to free cash flow.

	For the year ended December 31,
(In millions)	2024	2023	2022
Net cash provided by operating activities	$551.5	$456.7	$460.6
Additions to property, plant and equipment and capitalized software	(158.6)	(184.6)	(150.1)
Free cash flow	$393.0	$272.1	$310.5

The following table presents a reconciliation of corporate and other expenses calculated in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the year ended December 31,
(In millions)	2024	2023	2022
Corporate and other expenses (GAAP)	$(572.5)	$(633.2)	$(294.4)
Non-GAAP adjustments
Restructuring related and other	284.4	366.5	11.9
Financing and other transaction costs	20.8	6.8	15.7
Amortization of intangible assets and other	0.8	0.9	1.2
Deferred loss/(gain) on derivative instruments	2.6	(4.1)	(1.5)
Total adjustments	308.6	370.1	27.3
Adjusted corporate and other expenses (non-GAAP)	$(263.9)	$(263.1)	$(267.1)
The following table presents a reconciliation of net income/(loss) calculated in accordance with U.S. GAAP to adjusted EBITDA.

	For the year ended December 31,
(In millions)	2024	2023	2022
Net income/(loss)	$128.5	$(3.9)	$310.7
Interest expense, net	139.6	150.9	178.8
(Benefit from)/provision for income taxes	(140.3)	21.8	86.0
Depreciation expense	167.1	133.1	127.2
Amortization of intangible assets	145.7	173.9	153.8
EBITDA	440.7	475.7	856.5
Non-GAAP adjustments
Restructuring related and other	285.0	411.5	38.0
Financing and other transaction costs	156.8	21.5	7.5
Deferred (gain)/loss on derivative instruments	(0.9)	(2.0)	1.9
Adjusted EBITDA	$881.6	$906.6	$903.9
The following table presents a reconciliation of total debt and finance lease obligations calculated in accordance with U.S. GAAP to net and gross leverage ratio.

	As of and for the year ended December 31,
($ in millions)	2024	2023	2022
Current portion of long-term debt and finance lease obligations	$2.4	$2.3	$256.5
Finance lease obligations, less current portion	21.0	22.9	24.7
Long-term debt, net	3,176.1	3,374.0	3,958.9
Total debt and finance lease obligations	3,199.5	3,399.2	4,240.1
Less: debt premium/(discount), net	1.0	(1.6)	(3.4)
Less: deferred financing costs	(24.9)	(24.4)	(29.9)
Total gross indebtedness	$3,223.4	$3,425.2	$4,273.4
Adjusted EBITDA (LTM)	$881.6	$906.6	$903.9
Gross leverage ratio	3.7	3.8	4.7

Total gross indebtedness	$3,223.4	$3,425.2	$4,273.4
Less: cash and cash equivalents	593.7	508.1	1,225.5
Net debt	$2,629.7	$2,917.1	$3,047.9
Adjusted EBITDA (LTM)	$881.6	$906.6	$903.9
Net leverage ratio	3.0	3.2	3.4

Liquidity and Capital Resources
As of December 31, 2024 and 2023, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of December 31,
(In millions)	2024	2023
United Kingdom	$4.4	$12.6
United States	6.9	12.9
The Netherlands	256.3	158.2
China	272.2	250.8
Other	53.9	73.6
Total cash and cash equivalents	$593.7	$508.1
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
Our cash and cash equivalent balances as of December 31, 2024 and 2023 were held in the following significant currencies:

	As of December 31, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.1	€0.0	£3.1	¥—
United States	6.9	0.0	0.0	—
The Netherlands	247.8	7.4	0.5	—
China	73.1	—	—	1,453.6
Other	41.3	2.3	—	—
Total	$369.2	€9.7	£3.6	¥1,453.6
USD Equivalent		$10.1	$4.5	$199.2	$10.7

	As of December 31, 2023
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.4	€0.0	£11.9	¥—
United States	12.9	0.0	—	—
The Netherlands	143.9	12.2	0.3	—
China	155.2	—	—	679.4
Other	58.3	2.5	—	—
Total	$370.7	€14.7	£12.2	¥679.4
USD Equivalent		$16.2	$15.6	$95.6	$10.0
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2024, 2023, and 2022. We have derived this summarized statement of cash flows from our Financial Statements included elsewhere in this Report.

Amounts in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
(In millions)	2024	2023	2022
Net cash provided by/(used in):
Operating activities:
Net income/(loss) adjusted for non-cash items	$611.2	$639.6	$609.9
Changes in operating assets and liabilities, net	(54.5)	(160.3)	(125.8)
Cash operating activities	(5.2)	(22.6)	(23.5)
Operating activities	551.5	456.7	460.6
Investing activities	(19.2)	(165.0)	(590.6)
Financing activities	(442.8)	(1,016.6)	(353.5)
Effects of exchange rate differences	(4.0)	7.5	—
Net change in cash and cash equivalents	$85.6	$(717.4)	$(483.4)
Operating Activities
Refer to Results of Operations included elsewhere in this MD&A for discussion of the drivers of changes in net income/(loss) in fiscal years 2024 and 2023.
Net cash provided by operating activities for the year ended December 31, 2024 increased from the prior year primarily due to favorable changes in working capital, partially offset by decreased cash provided by earnings.
Investing Activities
Investing activities primarily include cash exchanged for the acquisition or divestiture of a business or group of assets, cash paid for additions to PP&E and capitalized software, and the acquisition or sale of certain debt and equity securities.
Net cash used in investing activities for the year ended December 31, 2024 decreased compared to the corresponding period of the prior year, primarily due to cash received for the divestiture of the Insights Business in the year ended December 31, 2024, and a decrease in cash paid for capital expenditures. In the year ended December 31, 2024, we received cash proceeds of $135.7 million from the sale of a business, compared to $19.0 million in the year ended December 31, 2023.
In fiscal year 2025, we anticipate additions to PP&E and capitalized software of approximately $150.0 million, which we expect to be funded with cash flows from operations.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 decreased primarily due to $500.0 million of cash received from the issuance of the 6.625% Senior Notes in the second quarter of 2024 and lower payments on debt of approximately $147.0 million, partially offset by the payment of $79.4 million to purchase the remaining equity interest in a former joint venture in the current year. Refer to Note 14: Debt and Note 16: Shareholders' Equity of our Financial Statements included elsewhere in this Report for additional information.

Indebtedness and Liquidity
The following table details our gross outstanding indebtedness as of December 31, 2024 and the associated interest expense for the year then ended (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	Balance as of December 31, 2024	Interest Expense for the year ended December 31, 2024
5.0% Senior Notes (1)	—	18.9
4.375% Senior Notes	450.0	19.7
3.75% Senior Notes	750.0	28.1
4.0% Senior Notes	1,000.0	40.0
5.875% Senior Notes	500.0	29.4
6.625% Senior Notes	500.0	18.8
Finance lease obligations	23.4	2.1
Total gross outstanding indebtedness	$3,223.4
Amortization of debt issuance costs		5.7
Capitalized interest costs (2)		(7.9)
Other interest expense (3)		1.1
Interest expense		$155.8
__________________________
(1)    In July 2024, we redeemed in full the $700.0 million aggregate principal amount outstanding on our 5.0% Senior Notes.
(2)    Relates to interest costs capitalized as PP&E in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 835-20, Capitalization of Interest.
(3)    Primarily relates to fees on the unused balance on our Revolving Credit Facility.
Debt Instruments
As of December 31, 2024, our debt instruments included $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"), $750 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes"), $1.0 billion aggregate principal amount of 4.0% senior notes due 2029 (the "4.0% Senior Notes"), $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes"), and $500 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes"). There are no outstanding borrowings on the Revolving Credit Facility as of December 31, 2024.
In June 2024, we completed the issuance and sale of $500.0 million aggregate principal amount of the 6.625% Senior Notes. In July 2024, we used the proceeds from this issuance, together with cash on hand, for the redemption in full of the $700.0 million aggregate principal amount of the 5.0% Senior Notes.
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
The following table presents the remaining mandatory principal repayments of long-term debt, in millions, excluding finance lease payments and discretionary repurchases of debt, in each of the years ended December 31, 2025 through 2029 and thereafter.

For the year ended December 31,	Aggregate Maturities
2025	$—
2026	—
2027	—
2028	—
2029	1,000.0
Thereafter	2,200.0
Total long-term debt principal payments	$3,200.0
Capital Resources
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of December 31, 2024, there was $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2024, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased to $2.8 billion under certain circumstances.
We believe, based on our current level of operations for the year ended December 31, 2024, and taking into consideration the restrictions and covenants included in the Credit Agreement, Revolving Credit Facility, and Senior Notes Indentures discussed below and in Note 14: Debt of our Financial Statements included elsewhere in this Report, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, dividend payments, ordinary share repurchases, and debt service for the short and long term. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, the amount of our debt may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 28, 2025, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and S&P's corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2024.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants (described in more detail in Note 14: Debt of our Financial Statements included elsewhere in this Report) that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase programs or maintaining our dividend with available cash and cash flows from operations. As of December 31, 2024, we believe that we were in compliance with all the covenants and default provisions under the Credit Agreement and the Senior Notes Indentures.

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
During the year ended December 31, 2022, we purchased approximately 6.3 million ordinary shares under the January 2022 Program, at a weighted average price per share of $46.08. During the year ended December 31, 2023, we repurchased approximately 2.3 million ordinary shares at a weighted average price per share of $38.31. These purchases were made under the January 2022 Program and the September 2023 Program. During the year ended December 31, 2024, we repurchased approximately 1.9 million ordinary shares at a weighted average price per share of $36.19. These purchases were made under the September 2023 Program. As of December 31, 2024, approximately $403.0 million remained available under the September 2023 Program.
Dividends
In the second quarter of 2022, we began paying quarterly cash dividends of $0.11 per share to our shareholders. In the second quarter of 2023, we increased the quarterly dividends to $0.12 per share. In the years ended December 31, 2024, 2023, and 2022 we paid aggregate cash dividends of $72.2 million, $71.5 million, and $51.1 million respectively. On January 24, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.12 per share, payable on February 26, 2025 to shareholders of record as of February 12, 2025.
Critical Accounting Estimates
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
While many of the agreements with our customers specify certain terms and conditions that apply to any transaction between the parties, many of which are in effect for a defined term, the majority of these agreements do not result in contracts (as defined in FASB ASC Topic 606) because they do not create enforceable rights and obligations on the parties. Specifically, (1) the parties are not committed to perform any obligations in accordance with the specified terms and conditions until a customer purchase order is received and accepted by us and (2) there is a unilateral right of each party to terminate the agreement at any time without compensating the other party. For this reason, the majority of our contracts (as defined in FASB ASC Topic 606) are customer purchase orders. If this assessment were to change, it could result in a material change to the amount of net revenue recognized in a period.
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
Goodwill
Businesses acquired are recognized at their fair value on the date of acquisition, with the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed recognized as goodwill. Intangible assets acquired may include either definite-lived or indefinite-lived intangible assets, or both. In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not amortized. Instead, these assets are evaluated for impairment on an annual basis, and whenever events or business conditions change that could indicate that the asset is impaired.
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
Identification of reporting units. As of September 30, 2024, we had seven reporting units, Automotive, HVOR, Industrial Solutions, Aerospace, Clean Energy Solutions, Aftermarket and Dynapower. During the second half of 2024, we reorganized our Sensing Solutions operating segment, which resulted in the realignment of our reporting units during Q4 2024. As a result of this reorganization, our Clean Energy Solutions reporting unit, which includes high-voltage contactors, was combined with our existing Industrial Solutions reporting unit creating one reporting unit, Industrial Solutions. There have been no subsequent changes to our reporting units as of December 31, 2024.
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
We evaluate the goodwill of each reporting unit for impairment as of October 1, or more often if impairment indicators are identified, using a quantitative method. In performing our evaluation under the quantitative method, we estimated the fair values of our reporting units using the discounted cash flow method, and, when applicable, a market multiples approach (the "Market Approach") using comparable companies appropriate to the reporting unit. For the discounted cash flow method, we prepared detailed annual projections of future net cash flows for the reporting unit for the subsequent ten fiscal years (the "Discrete Projection Period"). We estimated the value of the net cash flows beyond the tenth fiscal year (the "Terminal Year")

by using either the Gordon Growth Model or the H-Model. The net cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital ("WACC") appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future net cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed the fair value. The primary indicators of impairment were revised projections of future cash flows and actual performance that was lower than previous projections for the reporting unit. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge. If Dynapower does not achieve the forecasted future cash flows, or if the discount rate or other assumptions were to change, it is reasonably possible that additional impairments of the remaining $229.8 million of goodwill may be recognized in the future.
Based on our 2023 evaluation, we determined that goodwill in our Insights reporting unit was impaired, driven primarily by a lower long-range financial forecast resulting from the impact of restructuring actions taken in the third and fourth quarters of 2023 and consequent business decisions regarding our level of investment in Insights in future years considering Sensata’s focus on electrification. Other valuation assumptions for the Insights reporting unit valuation that were impacted by macroeconomic factors also contributed to the impairment. Accordingly, we recorded a $321.7 million non-cash impairment charge in the fourth quarter of 2023, representing the entire goodwill balance allocated to Insights. Refer to Note 11: Goodwill and Other Intangible Assets, Net of our Financial Statements included elsewhere in this Report for additional information.
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
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, such as the Dynapower reporting unit, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our reporting units outside of Dynapower, which was impaired during 2024, to be at risk of failing the goodwill impairment test.
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
Recently issued accounting standards adopted in the current period
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. Other requirements of the guidance are not expected to be material. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance must be applied retrospectively to all prior periods presented. We adopted ASU No. 2023-07 on January 1, 2024 and have included the required new annual disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently issued accounting standards to be adopted in a future period
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces new disclosure requirements for income taxes. This update is effective for annual periods beginning after December 31, 2024. While this ASU is not yet effective for the year ending December 31, 2024, we anticipate that it will significantly enhance the transparency and detail of our income tax disclosures in future periods. Key changes include:
•Enhanced rate reconciliation disclosures, requiring a tabular reconciliation of the effective tax rate using both percentages and amounts, with detailed information on significant reconciling items.
•Detailed disclosures of income taxes paid, broken out between federal (national), state/local, and foreign taxes, and by individual jurisdictions when they represent 5% or more of the total income taxes paid.
•More detailed disclosures about deferred tax liabilities, particularly those related to unremitted earnings of foreign subsidiaries.

We are currently assessing the impact of these new requirements on our financial reporting and will implement the necessary changes in our disclosures for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income,

which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU No. 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU No. 2024-03 will have on its consolidated financial statements and disclosures.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in foreign currency exchange rates because we transact our business in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in foreign currency exchange rates and commodity prices may have an impact on future cash flows and earnings. We monitor our exposure to these risks and may or may not employ derivative financial instruments ("derivative instruments") to limit the volatility to earnings and cash flows generated by these exposures. Any derivative instrument we employ may or may not be designated for hedge accounting treatment under FASB ASC Topic 815, Derivatives and Hedging, which may result in volatility to earnings depending upon fluctuations in the underlying markets.
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
Interest Rate Risk
As discussed further in Note 14: Debt of our Financial Statements included elsewhere in this Report, the Credit Agreement provides for the Senior Secured Credit Facilities including the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. In the year ended December 31, 2023, we prepaid the entire outstanding balance on the Term Loan, which was our only variable-rate debt. Borrowings under the Revolving Credit Facility continue to be subject to interest based on a variable rate, but we had no outstanding balance on the Revolving Credit Facility at December 31, 2024 or 2023.
Foreign Currency Risk
Consistent with our risk management objectives and strategy to reduce exposure to variability in cash flows, and for non-trading purposes, we may enter into foreign currency exchange rate derivatives that qualify as cash flow hedges, and that are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain forecasted costs. We may also enter into foreign currency forward contracts that are not designated for hedge accounting purposes. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the foreign currency forward contracts outstanding as of December 31, 2024.
Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2024 and 2023 and the estimated impact to future pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

		(Decrease)/Increase to Future Pre-Tax Earnings Due to:
(In millions)	Net Asset/(Liability) Balance as of December 31, 2024	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$18.7	$(48.7)	$48.7
Chinese Renminbi	$(6.2)	$5.9	$(5.9)
Mexican Peso	$(20.4)	$19.8	$(19.8)
British Pound Sterling	$(0.7)	$6.2	$(6.2)

		(Decrease)/Increase to Future Pre-Tax Earnings Due to:
(In millions)	Net (Liability)/Asset Balance as of December 31, 2023	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$(7.4)	$(48.4)	$48.4
Chinese Renminbi	$(0.2)	$11.4	$(11.4)
Japanese Yen	$0.0	$0.1	$(0.1)
Korean Won	$(0.0)	$(2.3)	$2.3
Malaysian Ringgit	$0.0	$0.5	$(0.5)
Mexican Peso	$25.0	$26.3	$(26.3)
British Pound Sterling	$2.4	$7.9	$(7.9)
Commodity Risk
We are exposed to the potential change in prices associated with certain commodities used in the manufacturing of our products. We may mitigate a portion of this exposure by entering forward contracts that fix the price at a future date for various notional amounts associated with these commodities. These forward contracts are not designated as accounting hedges. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the commodity forward contracts outstanding as of December 31, 2024.
Sensitivity Analysis
The tables below present our commodity forward contracts as of December 31, 2024 and 2023 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the related forward price for each commodity:

	Net Asset/(Liability) Balance as of December 31, 2024	Average Forward Price Per Unit as of December 31, 2024	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$0.9	$29.67	$1.9	$(1.9)
Copper	$(0.7)	$4.04	$2.1	$(2.1)

	Net Asset Balance as of December 31, 2023	Average Forward Price Per Unit as of December 31, 2023	Increase/(Decrease) to Pre-tax Earnings Due to
(In millions, except per unit amounts)			10% Increase in the Forward Price	10% Decrease in the Forward Price
Silver	$0.5	$24.61	$1.7	$(1.7)
Copper	$0.2	$3.90	$2.5	$(2.5)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding plc are included in this Annual Report on Form 10-K:
2.Financial Statement Schedules
The following schedules are included elsewhere in this Annual Report on Form 10-K:

Schedule I — Condensed Financial Information of the Registrant	119

Schedule II — Valuation and Qualifying Accounts	123
Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding plc and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders' equity for each of the two years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses identified.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Dynapower Reporting Unit - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Dynapower reporting unit using a discounted cash flow model and market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rate, and terminal growth rate. The determination of the fair value using the market approach requires management to make significant assumptions related to the EBITDA multiple. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment recognized. In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed the fair value. As such the Company performed an evaluation to determine the fair value of the Dynapower reporting unit. As a result of this evaluation, the Company determined the Dynapower reporting unit’s carrying value exceeded its fair value and recorded an impairment charge of $150.1 million during the third quarter of 2024, representing a portion of its goodwill balance. The Dynapower reporting unit’s fair value was further evaluated as of October 1,

2024 as part of the Company’s annual goodwill impairment analysis, which did not result in any further impairments of the Dynapower reporting unit’s goodwill balance.

Given the significant estimates and assumptions management made to estimate the fair value of the Dynapower reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenues and EBITDA margins, estimate of the discount rate, and the selection of the terminal growth rate and EBITDA multiple required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues, EBITDA margins and multiples, and the selection of the discount rate and terminal growth rate for the Dynapower reporting unit included the following, among others:
•Evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•Evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management, and (3) external information, such as peer company revenue and EBITDA growth rates, and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of:
◦the discount rate and terminal growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and terminal growth rate selected by management.
◦the EBITDA multiple, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiple selected by management to its guideline companies for the Dynapower reporting unit.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2025
We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity of Sensata Technologies Holding plc (the Company) for the year ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
We served as the Company's auditor from 2005 to 2023.
Boston, Massachusetts
February 13, 2023, except for notes 3, 11 and 20, as to which the date is February 28, 2025

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$593,670	$508,104
Accounts receivable, net of allowances of $20,524 and $28,980 as of December 31, 2024 and 2023, respectively	660,180	744,129
Inventories	614,455	713,485
Prepaid expenses and other current assets	158,934	136,686
Total current assets	2,027,239	2,102,404
Property, plant and equipment, net	821,653	886,010
Goodwill	3,383,800	3,542,770
Other intangible assets, net	492,878	883,671
Deferred income tax assets	288,189	131,527
Other assets	129,505	134,605
Total assets	$7,143,264	$7,680,987
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2,414	$2,276
Accounts payable	362,186	482,301
Income taxes payable	29,417	32,139
Accrued expenses and other current liabilities	317,341	307,002
Total current liabilities	711,358	823,718
Deferred income tax liabilities	235,689	359,073
Pension and other post-retirement benefit obligations	27,910	38,178
Finance lease obligations, less current portion	20,984	22,949
Long-term debt, net	3,176,098	3,373,988
Other long-term liabilities	80,782	66,805
Total liabilities	4,252,821	4,684,711
Commitments and contingencies (Note 15)
Shareholders' equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized and 176,541 and 175,832 shares issued as of December 31, 2024 and 2023, respectively	2,257	2,249
Treasury shares, at cost, 26,994 and 25,090 shares as of December 31, 2024 and 2023, respectively	(1,282,051)	(1,213,160)
Additional paid-in capital	1,872,577	1,901,621
Retained earnings	2,340,203	2,295,604
Accumulated other comprehensive (loss)/income	(42,543)	9,962
Total shareholders' equity	2,890,443	2,996,276
Total liabilities and shareholders' equity	$7,143,264	$7,680,987
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the year ended December 31,
	2024	2023	2022
Net revenue	$3,932,764	$4,054,083	$4,029,262
Operating costs and expenses:
Cost of revenue	2,776,931	2,792,825	2,712,048
Research and development	169,276	178,867	189,344
Selling, general and administrative	392,196	350,655	370,644
Amortization of intangible assets	145,744	173,860	153,787
Goodwill impairment charge	150,100	321,700	—
Restructuring and other charges, net	149,241	54,500	(66,700)
Total operating costs and expenses	3,783,488	3,872,407	3,359,123
Operating income	149,276	181,676	670,139
Interest expense	(155,793)	(182,184)	(195,565)
Interest income	16,180	31,324	16,746
Other, net	(21,500)	(12,974)	(94,618)
(Loss)/Income before taxes	(11,837)	17,842	396,702
(Benefit from)/Provision for income taxes	(140,314)	21,751	86,017
Net income/(loss)	$128,477	$(3,909)	$310,685
Basic net income/(loss) per share	$0.85	$(0.03)	$2.00
Diluted net income/(loss) per share	$0.85	$(0.03)	$1.99

The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2024	2023	2022
Net income/(loss)	$128,477	$(3,909)	$310,685
Other comprehensive income/(loss), net of tax:
Cash flow hedges	(25,426)	1,848	(1,166)
Defined benefit and retiree healthcare plans	16,809	3,430	4,462
Change in foreign currency translation adjustments	(43,888)	20,948	—
Other comprehensive (loss)/income	(52,505)	26,226	3,296
Comprehensive income	$75,972	$22,317	$313,981
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income/(loss)	$128,477	$(3,909)	$310,685
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	167,135	133,105	127,184
Amortization of debt issuance costs	5,734	6,772	6,969
Goodwill impairment charge	150,100	321,700	—
Loss/(gain) on sale of business	98,750	(5,877)	(135,112)
Share-based compensation	38,459	29,994	31,791
Loss on debt financing	9,757	1,413	5,468
Amortization of intangible assets	145,744	173,860	153,787
Deferred income taxes	(233,408)	(54,159)	(781)
Loss on equity investments, net	13,976	711	75,569
Other non-cash gain/(loss), net	86,506	35,986	34,309
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	56,627	2,861	(108,992)
Inventories	16,172	(70,155)	(44,362)
Prepaid expenses and other current assets	(12,978)	13,943	(16,961)
Accounts payable and accrued expenses	(109,954)	(80,712)	40,930
Income taxes payable	1,488	(12,119)	17,490
Other	(5,806)	(14,119)	(13,881)
Acquisition-related compensation payments	(5,232)	(22,620)	(23,500)
Net cash provided by operating activities	551,547	456,675	460,593
Cash flows from investing activities:
Acquisitions, net of cash received	—	—	(631,516)
Additions to property, plant and equipment and capitalized software	(158,555)	(184,609)	(150,064)
Investment in debt and equity securities	3,681	(390)	(7,983)
Proceeds from sale of business, net of cash sold	135,717	19,000	198,841
Other	—	994	152
Net cash used in investing activities	(19,157)	(165,005)	(590,570)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	4,605	5,346	22,803
Payments of employee restricted stock tax withholdings	(11,661)	(12,280)	(8,525)
Proceeds from borrowings on debt	500,000	—	500,000
Payments on debt	(701,870)	(848,897)	(510,701)
Dividends paid	(72,210)	(71,543)	(51,072)
Payments to repurchase ordinary shares	(68,891)	(88,398)	(292,274)
Purchase of noncontrolling interest in joint venture	(79,393)	—	—
Payments of debt financing costs	(13,381)	(787)	(13,691)
Net cash used in financing activities	(442,801)	(1,016,559)	(353,460)
Effect of exchange rate changes on cash and cash equivalents	(4,023)	7,475	—
Net change in cash and cash equivalents	85,566	(717,414)	(483,437)
Cash and cash equivalents, beginning of year	508,104	1,225,518	1,708,955
Cash and cash equivalents, end of year	$593,670	$508,104	$1,225,518
Supplemental cash flow items:
Cash paid for interest	$147,801	$187,236	$188,533
Cash paid for income taxes	$92,560	$95,473	$68,768
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2021	174,287	$2,232	(16,438)	$(832,439)	$1,812,244	$2,132,257	$(19,560)	$3,094,734
Surrender of shares for tax withholding	—	—	(174)	(8,525)	—	—	—	(8,525)
Stock options exercised	572	6	—	—	22,166	—	—	22,172
Vesting of restricted securities	522	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(51,072)	—	(51,072)
Repurchase of ordinary shares	—	—	(6,343)	(292,274)	—	—	—	(292,274)
Retirement of ordinary shares	(174)	(2)	174	8,525	—	(8,523)	—	—
Share-based compensation	—	—	—	—	31,791	—	—	31,791
Net income	—	—	—	—	—	310,685	—	310,685
Other comprehensive income	—	—	—	—	—	—	3,296	3,296
Balance as of December 31, 2022	175,207	2,242	(22,781)	(1,124,713)	1,866,201	2,383,341	(16,264)	3,110,807
Surrender of shares for tax withholding	—	—	(253)	(12,280)	—	—	—	(12,280)
Stock options exercised	158	2	—	—	5,426	—	—	5,428
Vesting of restricted securities	720	8	—	—	—	(8)	—	—
Cash dividends paid	—	—	—	—	—	(71,543)	—	(71,543)
Repurchase of ordinary shares	—	—	(2,309)	(88,447)	—	—	—	(88,447)
Retirement of ordinary shares	(253)	(3)	253	12,280	—	(12,277)	—	—
Share-based compensation	—	—	—	—	29,994	—	—	29,994
Net loss	—	—	—	—	—	(3,909)	—	(3,909)
Other comprehensive income	—	—	—	—	—	—	26,226	26,226
Balance as of December 31, 2023	175,832	2,249	(25,090)	(1,213,160)	1,901,621	2,295,604	9,962	2,996,276
Surrender of shares for tax withholding	—	—	(321)	(11,661)	—	—	—	(11,661)
Stock options exercised	118	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	912	10	—	—	—	(10)	—	—
Cash dividends paid	—	—	—	—	—	(72,210)	—	(72,210)
Repurchase of ordinary shares	—	—	(1,904)	(68,891)	—	—	—	(68,891)
Retirement of ordinary shares	(321)	(3)	321	11,661	—	(11,658)	—	—
Share-based compensation	—	—	—	—	38,459	—	—	38,459
Purchase of noncontrolling interest in joint venture	—	—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	128,477	—	128,477
Other comprehensive loss	—	—	—	—	—	—	(52,505)	(52,505)
Balance as of December 31, 2024	176,541	$2,257	(26,994)	$(1,282,051)	$1,872,577	$2,340,203	$(42,543)	$2,890,443
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
We are a global industrial technology company that develops, manufactures, and sells sensors and sensor-rich solutions, electrical protection components and systems, and other products. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is composed of various switches, fuses, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include battery storage systems and power conversion systems, the latter of which include converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
Sensata plc conducts its operations through subsidiary companies that operate business and product development centers primarily in Belgium, Bulgaria, China, Denmark, India, Japan, the Netherlands, South Korea, the United Kingdom (the "U.K."), and the United States (the "U.S."); and manufacturing operations primarily in Bulgaria, China, Malaysia, Mexico, the U.K., and the U.S.
We present financial information for two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"). Refer to Note 20: Segment Reporting for additional information related to each of our segments.
In the three months ended March 31, 2024, we realigned our business as a result of organizational changes intended to better allocate our resources to support changes to our business strategy. The most significant changes included combining our Automotive and Heavy Vehicle and Off-Road ("HVOR") businesses (with the combined business remaining in Performance Sensing) and moving the various assets and liabilities comprising our vehicle area network and data collection businesses (the "Insights Business") out of Performance Sensing to a new operating segment, which is not aggregated within either of our reportable segments. We combined the Automotive and HVOR businesses to better leverage our core capabilities and prioritize product focus. We also moved certain shorter-cycle businesses from Performance Sensing to Sensing Solutions, which will benefit from organizing these businesses together, by allowing us to scale core capabilities and better serve our customers. Prior year amounts in this Annual Report on Form 10-K (this "Report") have been recast to reflect this realignment. Refer to Note 20: Segment Reporting for additional information.
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP" or "U.S. GAAP") and present separately our financial position, results of operations, comprehensive income, cash flows, and changes in shareholders’ equity.
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

Estimates are used when accounting for certain items such as: allowance for doubtful accounts and sales returns; inventory obsolescence; asset impairments (including goodwill and other intangible assets); contingencies; the value of certain equity awards and the measurement of share-based compensation; the determination of accrued expenses; certain asset valuations; accounting for income taxes; the useful lives of plant and equipment; measurement of our post-retirement benefit obligations; and with respect to business combinations, valuation of contingent consideration and the identification, valuation, and determination of useful lives of acquired identifiable intangible assets. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results may materially differ from those estimates.
Revenue Recognition
We recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. In order to achieve this, we use the five-step model outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. This five-step model requires us to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations, and recognize revenue as we satisfy the performance obligations.
The vast majority of our contracts, as defined in FASB ASC Topic 606, are customer purchase orders that require us to transfer specified quantities of tangible products to our customers. These performance obligations are generally satisfied within a short period of time. Amounts billed to our customers for shipping and handling after control has transferred are recognized as revenue and the related costs that we incur are presented in cost of revenue.
In determining the transaction price, we evaluate whether the consideration promised in the contract includes a variable amount and, if applicable, we include in the transaction price some or all of an amount of variable consideration only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may be explicitly stated in the contract or implied based on our customary practices. Examples of variable consideration present in our contracts include rights of return, in the case of a defective or non-conforming product, and trade discounts, including early payment discounts and retrospective volume discounts. Such variable consideration has not historically been material in relation to our net revenue. Our contract terms generally require the customer to make payment on negotiated terms after the shipment date. Lastly, we exclude from our determination of the transaction price value-added tax and other similar taxes.
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
Our standard terms of sale provide our customers with a limited warranty against faulty workmanship and the use of defective materials, which is not considered a distinct performance obligation in accordance with FASB ASC Topic 606. Depending on the product, we generally provide such warranties for a period of three years after the date we ship the product to our original equipment manufacturer customers or for a period of twelve months after the date the customer resells our product to the end consumer, whichever comes first. Our liability associated with this warranty is, at our option, to repair the product, replace the product, or provide the customer with a credit. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may provide additional warranties for longer durations, consistent with differing end market practices, and where our liability may not be limited. In addition, many sales take place in situations where commercial or civil codes or other laws would imply various warranties and restrict limitations on liability.
Refer to Note 3: Revenue Recognition for additional information related to the net revenue recognized in the consolidated statements of operations.
Share-Based Compensation
We measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted securities, and recognize as compensation expense that fair value over the requisite service period in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Share-based compensation expense is recognized as a component of selling, general and administrative ("SG&A") expense.

Share-based awards may be subject to either cliff vesting (i.e., the entire award vests on a particular date) or graded vesting (i.e., portions of the award vest at different points in time). In accordance with FASB ASC Topic 718, compensation expense associated with share-based awards subject to cliff vesting must be recognized on a straight-line basis. For awards without performance conditions that are subject to graded vesting, we recognize compensation expense on a straight-line basis over the service period. Awards that are subject to both graded vesting and performance conditions are expensed on an accelerated basis over the service period.
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
We recognize share-based compensation expense net of estimated forfeitures as permitted by FASB ASC Topic 718. Accordingly, we only recognize compensation expense for those awards expected to vest over the requisite service period. Compensation expense recognized for each award, except for Market PSUs, ultimately reflects the number of units that actually vest.
Refer to Note 4: Share-Based Compensation for additional information related to share-based compensation.
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
When accounting for debt repayment transactions, we apply the provisions of FASB ASC Subtopic 470-50, Modifications and Extinguishments. Our evaluation of the accounting under FASB ASC Subtopic 470-50 is done on a creditor-by-creditor basis in order to determine if the terms of the debt are substantially different and, as a result, whether to apply modification or extinguishment accounting. In the event that an individual holder of existing debt did not invest in new debt, we apply extinguishment accounting. Borrowings associated with individual holders of new debt that are not holders of existing debt are accounted for as new issuances.
Refer to Note 14: Debt for additional information related to our debt instruments and transactions.
Equity investments
We generally measure equity investments either at fair value, with changes to fair value recognized in net income, or, in certain instances, by use of a measurement alternative prescribed in FASB ASC Topic 321, Investments - Equity Securities. Under the measurement alternative, such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Refer to Note 18: Fair Value Measures for additional information related to our measurement of equity investments.
Trade accounts receivable
Trade accounts receivable are recognized at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, collection is dependent upon the financial stability of these individual customers. We estimate an allowance for credit losses on trade accounts receivable at an amount that represents our estimated expected credit losses over the lifetime of our receivables. No customer exceeded 10% of our net revenue in any of the years ended December 31, 2024, 2023, and 2022. No customer exceeded 10%
Trade accounts payable
Trade accounts payable represent liabilities for products provided to us by suppliers prior to the end of the reporting period that are unpaid. Trade accounts payable are short term liabilities and are recognized at invoiced amounts and do not bear interest.
Allowance for Losses on Receivables
The allowance for losses on receivables is used to present accounts receivable, net at an amount that represents our estimate of the related transaction price recognized as revenue in accordance with FASB ASC Topic 606. The allowance represents an estimate of expected credit losses over the lifetime of our receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. We estimate the allowance on the basis of specifically identified receivables that are evaluated individually for collectability and a statistical analysis of the remaining receivables determined by reference to past default experience. We consider the need to adjust historical information to reflect the extent to which we expect current conditions and reasonable forecasts to differ from the conditions that existed for the historical period considered. The allowance for losses on receivables also includes an allowance for sales returns (variable consideration).
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
We have the option to first assess qualitative factors to determine whether a quantitative goodwill impairment analysis must be performed. The objective of a qualitative goodwill impairment analysis is to assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. We make this assessment based on macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant factors as applicable. If we elect not to use this option, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we prepare a discounted cash flow analysis (and, when applicable, a market multiples approach using comparable companies) to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, we recognize an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB ASC Topic 350.
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
Leases
We account for leases in accordance with the guidance in FASB ASC Topic 842, Leases. We enter into lease agreements for many of our facilities around the world. We occupy leased facilities with initial terms ranging up to 20 years. Our lease agreements may include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance, and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: finance leases and operating leases. For both forms of leases, we recognize a related lease liability and right-of-use asset on our consolidated balance sheets.
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
Long-Lived Assets
Property, Plant and Equipment, Net
PP&E is stated at historical cost, which for certain qualifying assets includes capitalized interest. In the case of plant and equipment, the historical cost is depreciated on a straight-line basis over its estimated economic useful life. The depreciable lives of plant and equipment are generally as follows:

Buildings and improvements	up to 40 years
Machinery and equipment	up to 15 years
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

Evaluation of long-lived assets for impairment
We re-evaluate the carrying values and estimated useful lives of long-lived assets, or groups of assets (including lease right-of-use assets), whenever events or changes in circumstances indicate that the carrying values of these assets may not be recoverable. We use estimates of undiscounted net cash flows from long-lived assets to determine whether the carrying values of such assets or asset groups are recoverable over the assets’ remaining useful lives. These estimates include assumptions about our future performance and the performance of the end markets we serve. If an asset or asset group is determined to be impaired, the impairment is the amount by which its carrying value exceeds its fair value.
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
For subsidiaries with a functional currency other than the USD, we translate the subsidiary financial statements from their functional currency to USD in accordance with FASB ASC Topic 830, Foreign Currency Matters. According to FASB ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported as cumulative translation adjustment ("CTA"), which is a component of other comprehensive income (or loss) and as a component of accumulated other comprehensive income/(loss) on the consolidated balance sheets in accordance with FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income.
Cash and Cash Equivalents
Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have maturities as of the date of purchase of three months or less.
We have established guidelines relative to diversification and maturities of our cash and cash equivalent balances intended to maximize both security and liquidity of our funds. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. As of December 31, 2024 and 2023, most of our cash and cash equivalents balances exceeded federally insured limits and could be at risk of loss.
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
Recently issued accounting standards adopted in the current period:
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity's reportable segments. This guidance requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and an amount for "other segment items" included in the determination of segment operating income. The guidance also requires that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods, and that a public entity provide the title and position of the chief operating decision maker. Other requirements of the guidance are not expected to be material. There is no change to the guidance for identification or aggregation of operating or reportable segments. FASB ASU No. 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance must be applied retrospectively to all prior periods presented. We adopted ASU No. 2023-07 on January 1, 2024 and have included the required new annual and disclosures in our Annual Report on Form 10-K for the period ended December 31, 2024. Refer to Note 20: Segment Reporting for additional information.
Recently issued accounting standards to be adopted in a future period:
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces new disclosure requirements for income taxes. This update is effective for annual periods beginning after December 31, 2024. While this ASU is not yet effective for the year ending December 31, 2024, we anticipate that it will significantly enhance the transparency and detail of our income tax disclosures in future periods. Key changes include:
•Enhanced rate reconciliation disclosures, requiring a tabular reconciliation of the effective tax rate using both percentages and amounts, with detailed information on significant reconciling items.
•Detailed disclosures of income taxes paid, broken out between federal (national), state/local, and foreign taxes, and by individual jurisdictions when they represent 5% or more of the total income taxes paid.
•More detailed disclosures about deferred tax liabilities, particularly those related to unremitted earnings of foreign subsidiaries.

We are currently assessing the impact of these new requirements on our financial reporting and will implement the necessary changes in our disclosures for the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income, which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU No. 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU No. 2024-03 will have on its consolidated financial statements and disclosures.
3. Revenue Recognition
We recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. The majority of our revenue is derived from the sale of tangible products whereby (1) control of the product transfers to the customer at a point in time, (2) we recognize revenue at a point in time, and (3) the underlying contract is a purchase order that establishes a firm purchase commitment for a short period of time. Our standard terms of sale provide our customers with a limited warranty against faulty workmanship and the use of defective materials. Refer to Note 2: Significant Accounting Policies for additional information.
We have elected to apply certain practical expedients that allow for more limited disclosures than those that would otherwise be required by FASB ASC Topic 606, including (1) the disclosure of transaction price allocated to the remaining unsatisfied performance obligations at the end of the period and (2) an explanation of when we expect to recognize the related revenue.

We believe that our end markets are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net revenue disaggregated by end market for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31, 2024 (1)
	PS	SS	Other	Total
Automotive	$2,073,758	$134,658	$—	$2,208,416
HVOR	669,835	24,104	—	693,939
Industrial	—	556,661	—	556,661
HVAC	—	155,499	—	155,499
Aerospace	—	190,360	—	190,360
Other	—	—	127,889	127,889
Total	$2,743,593	$1,061,282	$127,889	$3,932,764

	For the year ended December 31, 2023 (1)
	PS	SS	Other	Total
Automotive	$2,062,058	$115,131	$—	$2,177,189
HVOR (2)	687,876	28,085	—	715,961
Industrial (2)	—	660,551	—	660,551
HVAC	—	164,742	—	164,742
Aerospace	—	188,179	—	188,179
Other	—	—	147,461	147,461
Total	$2,749,934	$1,156,688	$147,461	$4,054,083

	For the year ended December 31, 2022 (1)
	PS	SS	Other	Total
Automotive	$1,994,875	$112,776	$—	$2,107,651
HVOR (2)	650,372	24,866	—	675,238
Industrial (2)	—	729,120	—	729,120
HVAC	—	191,097	—	191,097
Aerospace	—	152,880	—	152,880
Other	—	—	173,276	173,276
Total	$2,645,247	$1,210,739	$173,276	$4,029,262
__________________________
(1)    In the three months ended March 31, 2024, we realigned our segments, as discussed further in Note 1: Basis of Presentation and Note 20: Segment Reporting. As a result, certain revenue in the Automotive and HVOR end markets has been moved from Performance Sensing to Sensing Solutions. In addition, revenue generated by our Insights Business was moved from the HVOR end market (in Performance Sensing) to the other end market in a separate operating segment that is not aggregated within either of our reportable segments. The years ended December 31, 2023 and 2022 have been retrospectively recast to reflect this change.
(2)    Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. The amounts previously reported in the table above for the year ended December 31, 2022 have been retrospectively recast to reflect this change.
Refer to Note 20: Segment Reporting for a presentation of net revenue disaggregated by product category and geographic region.
4. Share-Based Compensation
At our Annual General Meeting held on May 27, 2021, our shareholders approved the Sensata Technologies Holding plc 2021 Equity Incentive Plan (the "2021 Equity Plan"), which replaced the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2021 Equity Plan is substantially similar to the 2010 Equity Plan with some updates based on changes in law and current practices. The purpose of the 2021 Equity Plan is to promote the long-term growth, profitability, and interests of the Company and its shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring our future success. All awards granted subsequent to this approval were made under the 2021 Equity Plan. The 2010 Equity Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding in accordance with their terms. As of December 31, 2024, there were 4.0 million ordinary shares available for grants of awards under the 2021 Equity Plan.
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
Options
A summary of stock option activity for the year ended December 31, 2024 is presented in the table below:

	Number of Options (thousands)	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	1,267	$45.58	2.6	$—
Forfeited or expired	(312)	$44.45
Exercised	(118)	$38.96
Balance as of December 31, 2024	837	$46.94	2.3	$0
Options vested and exercisable as of December 31, 2024	837	$46.94	2.3	$0
Aggregate intrinsic value of options exercised in the years ended December 31, 2024, 2023, and 2022 was $0.4 million, $1.7 million and $8.3 million, respectively.
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
A summary of restricted securities granted in the years ended December 31, 2024, 2023, and 2022 is presented below:

			Percentage Range of Units That May Vest (1)
			0.0% to 150.0%		0.0% to 172.5%		0.0% to 200.0%
(Awards in thousands)	RSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted (2)	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value
2024	1,054	$36.80	323	$37.71	—	$—	—	$—
2023	599	$48.68	198	$52.72	—	$—	150	$49.15
2022	618	$49.68	—	$—	231	$50.12	194	$48.33
__________________________
(1)    Represents the percentage range of PRSU award units granted that may vest according to the terms of the awards. The amounts presented within this table do not reflect our current assessment of the probable outcome of vesting based on the achievement or expected achievement of performance conditions.
(2)    Approximately 50 percent of these awards represent Market PRSUs that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest will be from 0% to 150%, depending on achievement of these performance criteria.
The fair value of Market PRSUs was estimated on the date of grant (April 2024 and 2023) using a Monte Carlo simulation pricing model. See Note 2: Significant Accounting Policies for further discussion. The key assumptions used in estimating the grant-date fair value of Market PRSUs for the years ended December 31, 2024 and 2023 are presented in the table below:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Expected term (years)	3	3
Risk free interest rate	4.5%	3.8%
Dividend yield	1.3%	0.9%
Stock price on valuation date	$36.50	$50.00
Expected volatility	31%	36%
There were no Market PRSUs granted in the year ended December 31, 2022.
Compensation expense for the year ended December 31, 2024 reflects our estimate of the probable outcome of the performance conditions associated with the PRSU awards granted in the years ended December 31, 2024, 2023, and 2022.
A summary of activity related to outstanding unvested restricted securities for the year ended December 31, 2024 is presented in the table below (amounts have been calculated based on unrounded shares, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	Restricted Securities (thousands)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2023	1,596	$50.51
Granted	1,377	$37.01
Forfeited	(509)	$43.24
Vested	(912)	$36.51
Balance as of December 31, 2024	1,552	$42.06
The fair value of restricted securities that vested during the years ended December 31, 2024, 2023, and 2022 was $33.3 million, $34.7 million, and $22.1 million, respectively.
The weighted-average remaining periods (in years) over which the restrictions will lapse as of December 31, 2024, 2023, and 2022 are as follows:

	As of December 31,
	2024	2023	2022
Outstanding	1.3	1.2	1.2
Expected to vest	1.3	1.2	1.2
The expected to vest restricted securities are calculated based on the application of a forfeiture rate assumption to all outstanding restricted securities as well as our assessment of the probability of meeting the required performance conditions that pertain to the PRSU awards.
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the consolidated statements of operations, for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Stock options	$569	$(88)	$632
Restricted securities	37,890	30,082	31,159
Share-based compensation expense	$38,459	$29,994	$31,791
In the years ended December 31, 2024, 2023, and 2022, we recognized $5.5 million, $4.5 million, and $3.8 million,

respectively, of income tax benefit associated with share-based compensation expense.
The table below presents unrecognized compensation expense at December 31, 2024 for each class of award and the remaining expected term for this expense to be recognized:

	Unrecognized Compensation Expense	Expected Recognition (years)
Restricted securities	27,910	1.6
5. Restructuring and Other Charges, Net
2H 2024 Plan
In the year ended December 31, 2024, we committed to a plan to reorganize our business (the “2H 2024 Plan”). The 2H 2024 Plan, consisting of involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand and continued economic uncertainty in many of our end markets and to take active measures to accelerate our margin recovery.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 213 positions. Over the life of the 2H 2024 Plan, we expect to incur restructuring charges of between $11.8 million and $15.0 million, primarily related to reductions-in-force. The majority of the actions under the 2H 2024 Plan are expected to be completed on or before September 30, 2025. We expect to settle these charges with cash on hand.
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
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact 505 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $23.9 million and $25.8 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
We expect these restructuring charges to impact our business segments and corporate functions as follows:

		Charges, net
(Dollars in thousands)	Positions	Minimum	Maximum
Performance Sensing	160	$8,300	$10,000
Sensing Solutions	150	6,100	6,200
Corporate and other	195	9,500	9,550
Total	505	$23,900	$25,750

Restructuring charges recognized in the years ended December 31, 2024 and 2023 resulting from the Q3 2023 Plan are presented by business segment and corporate functions below.

	For the year ended December 31,
	2024		2023
	Severance	Facility and other exit costs	Severance	Facility and other exit costs
Performance Sensing	$250	$—	$7,741	$237
Sensing Solutions	42	242	4,850	955
Corporate and other	(169)	—	9,712	—
Q3 2023 Plan total	$123	$242	$22,303	$1,192

Spear Power Systems
On June 6, 2023, we announced that we had made the decision to exit the marine energy storage business (the "Marine Business") of Spear Power Systems (“Spear”). The exit of the Marine Business was the result of a change in strategy with respect to the business and involved ceasing sales, marketing, and business operations. It resulted in the elimination of certain positions, primarily in the U.S. and the closure of operations in Belgium. In September 2024, we made the decision to exit the Spear aerospace and defense business (the "Aerospace Business") and entered into an asset purchase agreement that closed in October 2024, wherein a third party assumed control of a majority of the remaining Spear assets. The Spear businesses had been included in the Sensing Solutions reportable segment. Exiting the Spear Marine Business and Aerospace Business resulted in charges in the years ended December 31, 2024 and 2023, as presented in the table below:

		For the year ended December 31,
	Location	2024	2023
Accelerated amortization	Amortization of intangible assets	$9,619	$13,527
Write-down of inventory	Cost of revenue	1,443	10,479
Severance charges, net	Restructuring and other charges, net	(328)	1,159
Write-down of property, plant and equipment	Restructuring and other charges, net	3,711	2,002
Other charges, including contract termination costs	Restructuring and other charges, net	7,771	11,335
Total		$22,216	$38,502
Summary
The following table presents the components of restructuring and other charges, net for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
2H 2024 Plan, net (1)	$11,762	$—	$—
Q3 2023 Plan, net (1)	365	23,495	—
Spear	11,154	14,496	—
Other restructuring and other charges, net
Severance costs, net (2)	3,960	6,690	19,112
Facility and other exit costs	4,006	600	5,464
Loss (gain) on sale of business (3)	98,750	(5,877)	(135,112)
Acquisition-related compensation arrangements (4)	2,028	15,274	48,864
Other (5)	17,216	(178)	(5,028)
Restructuring and other charges, net	$149,241	$54,500	$(66,700)
__________________________
(1)    Includes net severance charges and facility and other exit costs related to the respective programs as detailed under the headings 2H 2024 Plan and Q3 2023 Plan above.

(2)    Each period presented includes severance charges, net of reversals, that do not represent the initiation of a larger restructuring plan. The year ended December 31, 2023 includes severance charges incurred as a result of the exit of the Spear Marine Business as detailed under the heading Spear Power Systems above.
(3)    The year ended December 31, 2024 included the loss on the sale of the Insights business. The year ended December 31, 2022 includes the gain on sale of the "Qinex Business. Refer to Note 21: Divestitures for additional information.
(4)    Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets determined at the time of acquisition.
(5)    Represents charges that are not included in one of the other classifications. The year ended December 31, 2024 primarily includes pension settlement charges and charges related to assets currently held for sale. Refer to Note 21: Divestitures for further information. The year ended December 31, 2023 primarily includes charges related to the exit of the Spear Marine Business, as detailed under the heading Spear Power Systems above. The year ended December 31, 2022 primarily includes transaction-related charges to sell the Qinex Business, partially offset by gains related to changes in the fair value of acquisition-related contingent consideration amounts. Refer to Note 21: Divestitures for additional information.
The following table presents a rollforward of the severance portion of our restructuring obligations for the years ended December 31, 2024 and 2023:

	2H 2024 Plan	Q3 2023 Plan	Spear	Other	Total
Balance as of December 31, 2022	$—	$—	$—	$8,617	$8,617
Charges, net of reversals	—	22,303	1,159	6,690	30,152
Payments	—	(16,501)	(818)	(15,004)	(32,323)
Foreign currency remeasurement	—	215	14	111	340
Balance as of December 31, 2023	—	6,017	355	414	6,786
Charges, net of reversals	11,302	123	(328)	3,960	15,057
Payments	(6,094)	(5,672)	(23)	(3,712)	(15,501)
Foreign currency remeasurement	(10)	(113)	(4)	(128)	(255)
Balance as of December 31, 2024	$5,198	$355	$—	$534	$6,087

The severance portion of our restructuring obligations for each period presented was entirely recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note 12: Accrued Expenses and Other Current Liabilities.
6. Other, Net
The following table presents the components of other, net for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Currency remeasurement (loss)/gain on net monetary assets (1)	$3,964	$(20,152)	$(18,155)
(Loss)/gain on foreign currency forward contracts (2)	(2,619)	4,237	4,324
Gain/(loss) on commodity forward contracts (2)	3,471	(2,762)	(3,350)
Loss on debt financing transactions (3)	(9,757)	(5,413)	(5,468)
Loss on equity investments, net (4)	(13,976)	(711)	(75,569)
Net periodic benefit cost, excluding service cost	(3,015)	(3,923)	(5,125)
Other	432	15,750	8,725
Other, net	$(21,500)	$(12,974)	$(94,618)
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
(4)    The year ended December 31, 2024, primarily includes a loss on equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in FASB Topic 321, Investments-Equity Securities. Refer to Note 18: Fair Value Measures for additional information. The year ended December 31, 2022, primarily reflects a mark-to-market loss on our investment in Quanergy Systems, Inc. ("Quanergy").
7. Income Taxes
Refer to Note 2: Significant Accounting Policies for detailed discussion of the accounting policies related to income taxes.
Income before taxes
Income before taxes for the years ended December 31, 2024, 2023, and 2022 was categorized by jurisdiction as follows:

	U.S.	Non-U.S.(1)	Total
2024	$(357,556)	$345,719	$(11,837)
2023	$(323,548)	$341,390	$17,842
2022	$(66,899)	$463,601	$396,702
__________________________
(1)    Includes U.K. income/(loss) before taxes of $35,035, $7,506, and $(4,401) for the years ended December 31, 2024, 2023, and 2022, respectively.
Provision for income taxes
Provision for income taxes for the years ended December 31, 2024, 2023, and 2022 comprised provisions for (or benefits from) income tax by jurisdiction as follows:

	U.S. Federal	Non-U.S.(1)	U.S. State	Total
2024
Current	$1,917	$90,145	$1,032	$93,094
Deferred	(195,118)	(7,257)	(31,033)	(233,408)
Total	$(193,201)	$82,888	$(30,001)	$(140,314)
2023
Current	$1,578	$73,658	$665	$75,901
Deferred	(15,862)	(27,089)	(11,199)	(54,150)
Total	$(14,284)	$46,569	$(10,534)	$21,751
2022
Current	$2,111	$81,912	$2,775	$86,798
Deferred	3,699	(4,865)	385	(781)
Total	$5,810	$77,047	$3,160	$86,017
__________________________
(1)    Includes U.K. current tax (or benefit) of $18,855, $100, and $246 and U.K. deferred tax (or benefit) of $(10,200), $(811), and $(3,528), resulting in U.K. total tax (or benefit) of $8,655, $(711), and $(3,282) for tax years ended December 31, 2024, 2023, and 2022, respectively.

Effective tax rate reconciliation
The principal reconciling items from income tax computed at the U.K. statutory tax rate for the years ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Tax computed at statutory rate of 25% for 2024 and 23.5% for 2023	$(2,959)	$4,193
Capital restructuring and dispositions	40,603	(286,434)
Valuation allowances	(179,980)	278,486
Goodwill impairment	31,521	41,151
Foreign rate differential	(13,144)	(17,690)
Withholding taxes not creditable	6,090	14,132
Research and development incentives	(10,399)	(9,023)
U.S. state taxes, net of federal benefit	(23,402)	(8,740)
Unrealized foreign currency exchange losses/(gains), net	2,306	1,395
Reserve for tax exposure	(850)	1,117
Changes in tax laws or rates	(2,602)	(339)
U.S. pension settlement	9,919	—
Nontaxable items and other	2,583	3,503
Provision for income taxes	$(140,314)	$21,751
The principal reconciling items from income tax computed at the U.S. statutory rate for the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the year ended December 31,
	2024	2023	2022
Tax computed at statutory rate of 21%	$(2,486)	$3,747	$83,307
Capital restructuring and dispositions	40,603	(286,434)	4,496
Valuation allowances	(179,980)	278,486	15,679
Goodwill impairment	31,521	41,151	—
Foreign tax rate differential	(13,617)	(17,303)	(44,327)
Withholding taxes not creditable	6,090	14,132	12,337
Research and development incentives	(10,399)	(9,023)	(10,834)
U.S. state taxes, net of federal benefit	(23,402)	(8,740)	2,496
Unrealized foreign currency exchange losses/gains, net	2,306	1,454	9,306
Reserve for tax exposure	(850)	1,117	1,315
Changes in tax laws or rates	(2,602)	(339)	2,611
U. S. pension settlement	9,919	—	—
Nontaxable items and other	2,583	3,503	9,631
Provision for income taxes	$(140,314)	$21,751	$86,017
Foreign tax rate differential
We operate in multiple jurisdictions including but not limited to Bulgaria, China, Malaysia, Malta, the Netherlands, South Korea, the U.S., and the U.K. This can result in a foreign tax rate differential that may reflect a tax benefit or detriment. This differential can vary annually based upon the jurisdictional mix of earnings and changes in current and future enacted tax rates.
Certain of our subsidiaries are currently eligible, or have been eligible, for tax exemptions or reduced tax rates in their respective jurisdictions. A subsidiary in Changzhou, China has been eligible for a reduced corporate income tax rate of 15% through 2024. The impact on current tax expense of the tax holidays and exemptions is included in the foreign tax rate differential disclosure, reconciling the statutory rate to our effective rate. The remeasurement of the deferred tax assets and liabilities is included in the change in tax laws or rates caption.
Withholding taxes not creditable
Withholding taxes may apply to intercompany interest, royalty, management fees, and certain payments to third parties. Such taxes are deducted if they cannot be credited against the recipient’s tax liability in its country of residence. We have also considered the withholding taxes associated with unremitted earnings and the recipient's ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in certain jurisdictions in which they were earned. In these jurisdictions we recognize a deferred tax liability on withholding and other taxes on intercompany payments including dividends.
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
Capital restructuring and dispositions
The increase in our effective tax rate for the year ended December 31, 2024, is primarily due to a strategy executed to secure the future deductibility of certain intellectual property rights. This unfavorable impact was partially offset by losses from the sale of the Insights business. For the year ended December 31, 2023, the transfer of these intellectual property rights led to the recording of a deferred tax asset with a full valuation allowance. Additionally, the increase in our effective tax rate for the year ended December 31, 2022, was due to the tax accounting impacts of the divestiture of the Qinex Business, partially offset by separate intangible property transfers.
Goodwill impairment
During the years ended December 31, 2024 and 2023, we incurred a non-cash impairment charge for goodwill that is nondeductible for tax purposes.
Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss, interest expense, and other carryforwards	$567,298	$453,618
Prepaid and accrued expenses	34,739	37,737
Intangible assets and goodwill	104,029	20,820
Pension liability and other	9,155	8,910
Property, plant and equipment	13,043	14,661
Share-based compensation	7,752	8,175
Inventories and related reserves	21,924	18,556
Unrealized exchange loss	3,828	286
Outside basis difference of subsidiaries	—	304,398
Total deferred tax assets	761,768	867,161
Valuation allowance	(413,941)	(569,569)
Net deferred tax asset	347,827	297,592
Deferred tax liabilities:
Intangible assets and goodwill	(240,095)	(460,892)
Tax on undistributed earnings and outside basis differences of subsidiaries	(36,624)	(34,995)
Operating lease right of use assets	(2,485)	(6,332)
Property, plant and equipment	(14,522)	(15,232)
Unrealized exchange gain	(48)	(7,687)
Total deferred tax liabilities	(293,774)	(525,138)
Net deferred tax liability	$54,053	$(227,546)
Included in the table above is $1.5 million of net deferred tax assets that are associated with assets currently held for sale. Refer to Note 21: Divestitures for further information.
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
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Our interest expense carryforwards in certain jurisdictions are subject to limitations. We consider these limitations in our assessment of positive and negative evidence. Our assessment of these limitations has resulted in the conclusion that a portion of our interest carryforwards is subject to a valuation allowance at both December 31, 2024 and December 31, 2023. We continually evaluate both the positive and negative evidence for these valuation allowances. We believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow a conclusion that a portion of the valuation allowance against these interest carryforwards will no longer be needed. Release of the valuation allowance would result in the recognition of this deferred tax asset and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are dependent on the level of profitability and likelihood of future utilization of this attributes that we are able to actually achieve.
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
The total valuation allowance decreased $155.6 million in the year ended December 31, 2024 and increased $320.0 million in the year 2023. During the year ended December 31, 2024, we executed a strategy to secure the future tax deductibility of certain intellectual property resulting in a $257.7 million reduction to the valuation allowance that was placed against this deferred tax asset in the year ended December 31, 2023. As a result of changes in interest limitation rules in the Netherlands that became effective in 2021, we recorded a valuation allowance against our interest carryforwards in this jurisdiction in the year ended December 31, 2021. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2024 and 2023 have been allocated to income tax benefit recognized in the consolidated statements of operations.
As of December 31, 2024, we have U.S. federal net operating loss carryforwards of $560.9 million, of which $27.3 million will expire from 2030 to 2037, and $533.6 million do not expire. We have state net operating loss carryforwards with limited and unlimited lives. Our limited life state net operating losses will expire beginning in 2025. As of December 31, 2024, we have suspended interest expense carryforwards of $213.6 million in the U.S., $300.8 million in the Netherlands, $0.0 million in France, and $159.1 million in the U.K., all of which have an unlimited life. We also have net operating loss carryforwards in various foreign jurisdictions of $445.0 million, which will begin to expire in 2026.

Unrecognized tax benefits
All uncertain tax positions have been classified in our balance sheet as noncurrent. A reconciliation of the amount of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2024	2023	2022
Balance at beginning of year	$187,192	$224,588	$223,791
Increases related to current year tax positions	2,081	3,335	4,997
Increases related to prior year tax positions	956	1,205	1,312
Decreases related to business combinations and dispositions	(100)	—	(883)
Decreases related to settlements with tax authorities	—	(414)	—
Decreases related to prior year tax positions	(9,592)	(41,241)	(3,097)
Decreases related to lapse of applicable statute of limitations	—	(687)	(743)
(Decreases)/increases related to foreign currency exchange rates	(328)	406	(789)
Balance at end of year	$180,209	$187,192	$224,588
We recognize interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. The following table presents the expense/(income) related to such interest and penalties recognized in the consolidated statements of operations during the years ended December 31, 2024, 2023, and 2022, and the amount of interest and penalties recorded on the consolidated balance sheets as of December 31, 2024 and 2023:

	Statements of Operations			Balance Sheets
	For the year ended December 31,			As of December 31,
(In millions)	2024	2023	2022	2024	2023
Interest	$1.4	$0.3	$0.5	$3.9	$2.5
Penalties	$(0.1)	$0.0	$0.1	$0.4	$0.5
At December 31, 2024, we anticipate that the liability for unrecognized tax benefits could decrease by up to $5.7 million within the next twelve months due to the expiration of certain statutes of limitation or the settlement of examinations or issues with tax authorities. The amount of unrecognized tax benefits as of December 31, 2024 that if recognized would impact our effective tax rate is $136.4 million.
Our major tax jurisdictions include Bulgaria, China, France, Germany, Japan, Malaysia, Malta, Mexico, the Netherlands, Switzerland, the U.K., and the U.S. These jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2008 through 2024.
On December 15, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum jurisdictional effective tax rate of 15%. The legislation became effective for our fiscal year beginning January 1, 2024. The Company has evaluated the impact of Pillar Two and continues to assess ongoing guidance. Based on our analysis to date, it has not had a material impact on our 2024 consolidated financial statements and related disclosures. However, we will continue to monitor developments and assess any future implications on our financial position and results of operations.
Indemnifications
We have various indemnification provisions in place with parties including Honeywell (sellers of First Technology Automotive and Special Products), the former shareholders of Elastic M2M, Inc., Sendyne Corp., SmartWitness Holdings, Inc., Xirgo Technologies Intermediate Holdings, LLC and Xirgo Holdings, Inc., whereby such provisions provide for the reimbursement of future tax liabilities paid by us that relate to the pre-acquisition periods of the acquired businesses.

8. Net Income/(Loss) per Share
Basic and diluted net (loss)/income per share are calculated by dividing net (loss)/income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2024, 2023, and 2022, the weighted-average ordinary shares outstanding used to calculate basic and diluted net income/(loss) per share were as follows:

	For the year ended December 31,
(In thousands)	2024	2023	2022
Basic weighted-average ordinary shares outstanding	150,401	152,089	155,253
Dilutive effect of stock options	3	—	212
Dilutive effect of unvested restricted securities	329	—	462
Diluted weighted-average ordinary shares outstanding	150,733	152,089	155,927
Net (loss)/income and net (loss)/income per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net (loss)/income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. Refer to Note 4: Share-Based Compensation for additional information related to our equity awards. These potential ordinary shares are as follows:

	For the year ended December 31,
(In thousands)	2024	2023	2022
Anti-dilutive shares excluded	1,307	2,864	1,115
Contingently issuable shares excluded	856	1,239	1,294
9. Inventories
The following table presents the components of inventories as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Finished goods	$193,167	$223,972
Work-in-process	134,423	113,209
Raw materials	286,865	376,304
Inventories	$614,455	$713,485
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to inventories.
10. Property, Plant and Equipment, Net
PP&E, net as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Land	$15,731	$16,005
Buildings and improvements	266,309	326,170
Machinery and equipment	1,831,061	1,770,382
Total property, plant and equipment	2,113,101	2,112,557
Accumulated depreciation	(1,291,448)	(1,226,547)
Property, plant and equipment, net	$821,653	$886,010
Depreciation expense for PP&E, including amortization of leasehold improvements and depreciation of assets under finance leases, totaled $167.1 million, $133.1 million, and $127.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to PP&E, net.

11. Goodwill and Other Intangible Assets, Net
Goodwill
The following table presents the changes in net goodwill by segment for the years ended December 31, 2024 and 2023.

	Performance Sensing (3)	Sensing Solutions (3)	Other Non-segment	Total
Balance as of December 31, 2022	$2,189,771	$1,399,753	$321,700	$3,911,224
Divestiture	—	(8,240)	—	(8,240)
Measurement period adjustments	—	(38,494)	—	(38,494)
Goodwill impairment charge (1)	—	—	(321,700)	(321,700)
Foreign currency translation effect	(20)	—	—	(20)
Goodwill reallocation (2)	(57,071)	57,071	—	—
Balance as of December 31, 2023	2,132,680	1,410,090	—	3,542,770
Assets held for sale	(8,800)	—	—	(8,800)
Measurement period adjustments	—	—	—	—
Goodwill impairment charge (1)	—	(150,100)	—	(150,100)
Foreign currency translation effect	(70)	—	—	(70)
Goodwill reallocation (2)	(143,400)	143,400	—	—
Balance as of December 31, 2024	$1,980,410	$1,403,390	$—	$3,383,800
__________________________
(1)     In the fourth quarter of 2023, we determined that our Insights reporting unit was impaired and we recorded a $321.7 million non-cash impairment charge. In the third quarter of 2024, we determined that our Dynapower reporting unit was impaired and we recorded a $150.1 million non-cash impairment charge. Refer to additional information under the heading Reporting Units below.
(2)     Effective April 1, 2023, we moved our material handling products from the HVOR operating segment (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment to align with new management reporting. This product move resulted in a reallocation of $57.1 million of goodwill from the HVOR reporting unit to the Industrial Solutions reporting unit based on its fair value relative to the total fair value of the HVOR reporting unit. Effective January 1, 2024, we moved certain aftermarket product lines from the Automotive and HVOR operating segments (in the Performance Sensing reportable segment) to the Sensing Solutions operating segment. This change resulted in the reallocation of $122.0 million of goodwill from the Automotive reporting unit and $21.4 million of goodwill from the HVOR reporting unit to a new Aftermarket reporting unit based on a relative fair value allocation.
(3)     There was no accumulated goodwill impairment related to the Performance Sensing reportable segment as of December 31, 2024, excluding the $321.7 million impairment of Insights, which is no longer part of the Performance Sensing reportable segment. Refer to Note 20: Segment Reporting for additional information. Accumulated goodwill impairment related to the Sensing Solutions reportable segment was $168.6 million as of December 31, 2024, and $18.5 million as of both December 31, 2023, and 2022.
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
Reporting Units
In the third quarter of 2024, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair values. The primary indicators of impairment were revised projections of future cash flows and actual performance that was lower than previous projections for these reporting unit. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge. If Dynapower does not achieve the forecasted cash flows, there is a possibility that additional impairments of the remaining $229.8 million of goodwill may be recognized in the future.
As of October 1, 2024, we had seven reporting units, Automotive, HVOR, Industrial Solutions, Aerospace, Clean Energy Solutions, Aftermarket and Dynapower. During the second half of 2024, we reorganized our Sensing Solutions operating segment, which resulted in the realignment of our reporting units during Q4 2024. As a result of this reorganization, our Clean Energy Solutions reporting unit, which includes high-voltage contactors, inverters, and battery management systems was combined with our existing Industrial Solutions reporting unit creating one reporting unit, Industrial Solutions. There have been no subsequent changes to our reporting units as of December 31, 2024.
We evaluated our goodwill for impairment as of October 1, 2024, using a quantitative analysis for each reporting unit, under which a discounted cash flow analysis is prepared (and, when applicable, a market multiples approach using comparable companies) to determine whether the fair value of the reporting unit is less than its carrying value. Based on these analyses, we have determined that as of October 1, 2024, the fair value of each of our reporting units exceeded their carrying values.
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent impairments in our expectations of the reporting units, such as the Dynapower reporting unit, and how actual performance against the forecasted performance, might put pressure on the reporting unit's fair value over carrying value in the short term.
Indefinite-Lived Intangible Assets
We own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets as they have been in continuous use since 1927 and 1948, respectively, and we have no plans to discontinue using either of them. We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2024 and 2023 using a qualitative analysis and no impairment was identified. As of each of December 31, 2024, 2023, we have $59.1 million and $9.4 million for the Klixon® and Airpax® tradenames, respectively, on our consolidated balance sheets.
Definite-Lived Intangible Assets
The following tables outline the components of definite-lived intangible assets as of December 31, 2024 and 2023:

	As of As of December 31, 2024
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Effect	Net Carrying Value
Completed technologies (1)(2)	11	$924,483	$(767,219)	$(2,430)	$(110)	$154,724
Customer relationships (1)(2)	11	1,883,791	(1,676,022)	(12,144)	—	195,625
Backlog	1	15,500	(13,336)	—	—	2,164
Tradenames (1)(2)	15	99,947	(35,671)	—	—	64,276
Capitalized software and other	6	76,708	(69,087)	—	(2)	7,619
Total	12	$3,000,429	$(2,561,335)	$(14,574)	$(112)	$424,408
__________________________
(1)    During the year ended December 31, 2024, we sold the Insights Business, which included approximately $58.7 million, $184.3 million and $4.0 million of net assets for completed technologies, customer relationships, and tradenames, respectively.
(2)    During the year ended December 31, 2024, we completed our exit of the Spear businesses triggering the acceleration of amortization totaling $7.1 million, $2.1 million and $0.5 million for completed technologies, customer relationships and trademarks, respectively.

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
__________________________
(1)    During the year ended December 31, 2023, we wrote-off approximately $4.0 million of fully-amortized customer relationships that were not in use.
The following table outlines amortization of definite-lived intangible assets for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Acquisition-related definite-lived intangible assets	$140,557	$167,695	$147,110
Capitalized software	5,187	6,165	6,677
Amortization of intangible assets	$145,744	$173,860	$153,787
The table below presents estimated amortization of definite-lived intangible assets for each of the next five years:

For the year ended December 31,
2025	$80,092
2026	$63,475
2027	$54,032
2028	$44,959
2029	$35,889
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Accrued compensation and benefits	$71,222	$73,209
Accrued interest	55,208	45,187
Foreign currency and commodity forward contracts	22,748	7,909
Current portion of operating lease liabilities	13,143	11,458
Accrued severance	6,087	6,786
Current portion of pension and post-retirement benefit obligations	2,298	2,653
Other accrued expenses and current liabilities	146,635	159,800
Accrued expenses and other current liabilities	$317,341	$307,002
13. Pension and Other Post-Retirement Benefits
We provide various pension and other post-retirement benefit plans for current and former employees, including defined benefit, defined contribution, and retiree healthcare benefit plans. Refer to Note 2: Significant Accounting Policies for discussion of our accounting policies related to our pension and other post-retirement benefit plans.

U.S. Benefit Plans
The principal retirement plans in the U.S. is a defined contribution plan. In addition, we provide post-retirement medical coverage and non-qualified benefits to certain employees. During the year ended December 31, 2024, we terminated the defined benefit pension plan.
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We do not expect to make material contributions to the non-U.S. defined benefit plans during 2025.
Impact on Financial Statements
The total net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the years ended December 31, 2024, 2023, and 2022 was $12.5 million, $7.9 million, and $9.1 million, respectively. Components of net periodic benefit cost other than service cost are generally presented in other, net in the consolidated statements of operations. Refer to Note 6: Other, Net.
The following table presents changes in the benefit obligation and plan assets for our defined benefit and other post-retirement benefit plans in total for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Change in benefit obligation:
Beginning balance	$87,707	$84,451
Service cost	3,444	4,073
Interest cost	3,301	3,453
Plan participants’ contributions	497	539
Actuarial loss/(gain)	(103)	31
Benefits paid	(21,646)	(5,975)
Foreign currency remeasurement	(7,769)	1,135
Ending balance	$65,431	$87,707
Change in plan assets:
Beginning balance	$46,876	$45,861
Actual return on plan assets	1,980	4,458
Employer contributions	10,460	3,419
Plan participants’ contributions	497	539
Benefits paid	(21,646)	(5,975)
Foreign currency remeasurement	(3,340)	(1,426)
Ending balance	$34,827	$46,876
Funded status at end of year	$(30,604)	$(40,831)
Accumulated benefit obligation at end of year	$55,936	$74,593
Assumptions and Investment Policies

Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024		2023
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.65%	5.35%	4.85%	4.85%
Non-U.S. assumed discount rate	5.22%	NA	4.60%	NA
Non-U.S. average long-term pay progression	3.41%	NA	3.47%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2024 and 2023 and 2022 are as follows:

	For the year ended December 31,
	2024		2023		2022
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.85%	4.85%	5.10%	5.15%	2.30%	2.40%
Non-U.S. assumed discount rate	7.90%	NA	7.14%	NA	5.03%	NA
U.S. average long-term rate of return on plan assets	NA	NA	4.36%	NA	4.53%	NA
Non-U.S. average long-term rate of return on plan assets	2.50%	NA	2.73%	NA	2.38%	NA
Non-U.S. average long-term pay progression	5.06%	NA	4.96%	NA	4.52%	NA
Plan Assets
As of December 31, 2024 and 2023, we held material assets for our defined benefit plans in the U.S. and Japan. Information about the assets for each of these plans is detailed below. Refer to Note 18: Fair Value Measures for additional information related to the levels of the fair value hierarchy in accordance with FASB ASC Topic 820.
U.S. plan assets
The total fair value of our U.S. plan assets as of December 31, 2024 and 2023 was $0.4 million and $10.0 million, respectively. In the year ended December 31, 2024, the plan assets were comprised entirely of money market funds. In the year ended December 31, 2023, the plan assets included $7.3 million of fixed income mutual funds and $2.7 million, of money market funds.
All fair value measures presented above are categorized in Level 1 of the fair value hierarchy. Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.
Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash, and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives, and long-duration fixed income securities. While investments in individual securities, derivatives, long-duration fixed income securities, cash, and cash equivalents are permitted, the plan did not hold these types of investments as of December 31, 2024 and 2023.
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
The total fair value of our Japan plan assets as of December 31, 2024 and 2023 was $26.5 million and $27.2 million, respectively, which included $9.2 million and $12.6 million, respectively, of equity securities, $7.3 million and $8.0 million, respectively, of fixed income securities, and $8.1 million and $4.7 million, respectively, of cash and cash equivalents.

All fair value measures presented above are categorized in Level 1 of the fair value hierarchy, with the exception of non-U.S. fixed income securities of $1.7 million, and alternative risk managed balance of $1.9 million as of December 31, 2024, which are categorized as Level 2. The fair values of equity and fixed income securities are based on publicly-quoted closing stock and bond values on the last business day of the year.
Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with certain credit ratings, cash, and cash equivalents.
14. Debt
Our long-term debt, net and finance lease obligations as of December 31, 2024 and 2023 consisted of the following:

		As of December 31,
	Maturity Date	2024	2023
5.0% Senior Notes	October 1, 2025	—	700,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
6.625% Senior Notes	July 15, 2032	500,000	—
Less: debt discount, net of premium		997	(1,568)
Less: deferred financing costs		(24,899)	(24,444)
Long-term debt, net		$3,176,098	$3,373,988
Finance lease obligations		$23,398	$25,225
Less: current portion		(2,414)	(2,276)
Finance lease obligations, less current portion		$20,984	$22,949
_______________________________
Fiscal year 2024 transactions
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
The Credit Agreement provides that, if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2024.
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
As of December 31, 2024, there was $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2024, no amounts had been drawn against these outstanding letters of credit. Availability under the Revolving Credit Facility may be borrowed, repaid, and re-borrowed to fund our working capital needs and for other general corporate purposes.
Senior Notes
We have various tranches of senior unsecured notes outstanding as of December 31, 2024. Information regarding these senior notes and the 5.625% Senior Notes, which were not outstanding as of December 31, 2024 (together, the "Senior Notes") is included in the following table. The Senior Notes were issued under the Senior Notes Indentures among the issuers listed in the table below, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named in the respective Senior Notes Indentures.

	5.0% Senior Notes (1)	4.375% Senior Notes	3.75% Senior Notes	4.0% Senior Notes	5.875% Senior Notes	6.625% Senior Notes (3)
Aggregate principal amount	$—	$450,000	$750,000	$1,000,000	$500,000	$500,000
Interest rate	5.000%	4.375%	3.750%	4.000%	5.875%	6.625%
Issue price	100.000%	100.000%	100.000%	Various (2)	100.000%	100.000%
Issuer	STBV	STI	STI	STBV	STBV	STI
Issue date	March 2015	September 2019	August 2020	Various (2)	August 2022	June 2024
Interest due	April 1	February 15	February 15	April 15	September 1	January 15
Interest due	October 1	August 15	August 15	October 15	March 1	July 15
__________________________
(1)    On July 15, 2024, we redeemed in full the $700.0 million aggregate principal amount outstanding on our 5.0% Senior Notes.
(2)    On March 29, 2021, we issued $750.0 million of 4.0% Senior Notes that were priced at 100.00%. On April 8, 2021, we issued $250.0 million of 4.0% Senior Notes that were priced at 100.75%.
(3)    On June 6, 2024, we issued $500.0 million of 6.625% Senior Notes that were priced at 100.00%.
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
Restrictions and Covenants
As of December 31, 2024, STBV and all of its subsidiaries were subject to certain restrictive covenants under the Credit Agreement and the Senior Notes Indentures.
We entered into the Eleventh Amendment and Thirteenth Amendment to the Credit Agreement on June 23, 2022 and August 22, 2023, respectively. These amendments each amended the Credit Agreement to, among other things, modify certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
Under certain circumstances, STBV is permitted to designate a subsidiary as "unrestricted" for purposes of the Credit Agreement, in which case the restrictive covenants thereunder will not apply to that subsidiary; the Senior Notes Indentures do not contain such a permission. STBV has not designated any subsidiaries as unrestricted. The net assets of STBV subject to these restrictions totaled $3.0 billion at December 31, 2024.
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
Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and provided no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer assigned an investment grade rating by either rating agency or an event of default has occurred and is continuing at such time. As of December 31, 2024, none of the Senior Notes were assigned an investment grade rating by either rating agency.
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
Compliance with Financial Covenants
We were in compliance with all of the financial covenants and default provisions associated with our indebtedness as of December 31, 2024 and for the fiscal year then ended.
Accounting for Debt Financing Transactions
In the year ended December 31, 2024, in connection with the issuance of the 6.625% Senior Notes, we recognized $6.3 million of deferred financing costs, which are presented as a reduction of long-term debt on our condensed consolidated balance sheets.
In connection with the redemption of the 5.0% Senior Notes, we recognized a loss of $9.8 million, presented in other, net, which reflects the $7.0 million early redemption premium and $2.8 million related to the write-off of unamortized deferred financing costs and debt discounts.
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
The following table presents the remaining mandatory principal repayments of long-term debt, excluding finance lease payments and discretionary repurchases of debt, in each of the years ended December 31, 2025 through 2029 and thereafter.

For the year ended December 31,	Aggregate Maturities
2025	$—
2026	—
2027	—
2028	—
2029	1,000,000
Thereafter	2,200,000
Total long-term debt principal payments	$3,200,000
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
Pending Litigation and Claims:
There are no material pending litigation or claims outstanding as of December 31, 2024.
16. Shareholders' Equity
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
Cash Dividends
In the years ended December 31, 2024, 2023, and 2022, we paid cash dividends totaling an aggregate of $72.2 million, $71.5 million and $51.1 million, respectively.
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
As a result of this change, on October 1, 2023, we recorded an adjustment in other comprehensive income attributable to the current-rate translation of non-monetary assets as of that date in accordance with FASB ASC Topic 830. In addition, in the fourth quarter of 2023, we started recording an adjustment to translate these subsidiaries' financial statements from CNY to USD (our reporting currency). These adjustments are included in other comprehensive income and are presented under the heading Accumulated Other Comprehensive Income/(Loss) below.
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
On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the January 2022 Program, effective on October 1, 2023. Sensata’s shareholders had previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program. During the year ended December 31, 2024, we repurchased approximately 1.9 million ordinary shares under the September 2023 Program for $68.9 million (an average price of $36.19 per share). During the year ended December 31, 2023, we repurchased approximately 0.8 million ordinary shares under the September 2023 Program for $28.1 million (an average price of $33.83 per share). As of December 31, 2024, approximately $403.0 million remained available under the September 2023 Program.

Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2021	$16,831	$(36,391)	$—	$(19,560)
Pre-tax current period change	(1,571)	5,311	—	3,740
Income tax effect	405	(849)	—	(444)
Balance as of December 31, 2022	15,665	(31,929)	—	(16,264)
Pre-tax current period change	2,492	4,864	21,390	28,746
Income tax effect	(644)	(1,434)	(442)	(2,520)
Balance as of December 31, 2023	17,513	(28,499)	20,948	9,962
Pre-tax current period change	(34,267)	7,872	(43,733)	(70,128)
Income tax effect	8,841	8,937	(155)	17,623
Balance as of December 31, 2024	$(7,913)	$(11,690)	$(22,940)	$(42,543)
The components of other comprehensive income, net of tax, for the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the year ended December 31,
	2024				2023				2022
	Cash Flow Hedges	Pension	CTA	Total	Cash Flow Hedges	Pension	CTA	Total	Cash Flow Hedges	Pension	Total
Other comprehensive income/(loss) before reclassifications	$(6,374)	$(97)	$(43,888)	$(50,359)	$30,490	$2,033	$20,948	$53,471	$37,957	$1,597	$39,554
Amounts reclassified from accumulated other comprehensive income/(loss)	(19,052)	16,906	—	(2,146)	(28,642)	1,397	—	(27,245)	(39,123)	2,865	(36,258)
Other comprehensive income/(loss)	$(25,426)	$16,809	$(43,888)	$(52,505)	$1,848	$3,430	$20,948	$26,226	$(1,166)	$4,462	$3,296
The amounts reclassified from accumulated other comprehensive income/(loss) for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Income/(Loss)
	For the year ended December 31,			Affected Line in Consolidated Statements of Operations
	2024	2023	2022
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(2,296)	$(17,120)	$(46,183)	Net revenue (1)
Foreign currency forward contracts	(23,380)	(21,481)	(6,543)	Cost of revenue (1)
Total, before taxes	(25,676)	(38,601)	(52,726)	Income before taxes
Income tax effect	6,624	9,959	13,603	Provision for income taxes
Total, net of taxes	$(19,052)	$(28,642)	$(39,123)	Net (loss)/income

Defined benefit and retiree healthcare plans	$732	$1,942	$3,844	Other, net
Defined benefit and retiree healthcare plans	6,201	—	—	Restructuring and other charges, net
Total, before taxes	6,933	1,942	3,844	Income before taxes
Income tax effect	9,973	(545)	(979)	Provision for income taxes
Total, net of taxes	$16,906	$1,397	$2,865	Net (loss)/income
__________________________
(1)    Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to amounts to be reclassified from accumulated other comprehensive income/(loss) in future periods.
17. Leases
The table below shows right-of-use asset and lease liability amounts and the financial statement line item in which those amounts are presented:

	As of December 31,
	2024	2023
Operating lease right-of-use assets:
Other assets	$37,751	$40,223
Total operating lease right-of-use assets	$37,751	$40,223
Operating lease liabilities:
Accrued expenses and other current liabilities	$13,143	$11,458
Other long-term liabilities	44,832	29,288
Total operating lease liabilities	$57,975	$40,746
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$44,852	$44,852
Accumulated depreciation	(30,211)	(28,875)
Property, plant and equipment, net	$14,641	$15,977
Finance lease liabilities:
Current portion of long-term debt and finance lease obligations	$2,414	$2,276
Finance lease obligations, less current portion	20,984	22,949
Total finance lease liabilities	$23,398	$25,225
The table below presents the lease liabilities arising from obtaining right-of-use assets in the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Operating leases	$28,122	$1,152
Finance leases	$—	$—
The table below presents our total lease cost for the years ended December 31, 2024, 2023, and 2022 (short-term and variable lease cost was not material for any of the years presented):

	For the year ended December 31,
	2024	2023	2022
Operating lease cost (a)	$35,468	$15,215	$14,900

Finance lease cost:
Amortization of right-of-use assets	$1,336	$1,460	$1,621
Interest on lease liabilities	2,051	2,200	2,339
Total finance lease cost	$3,387	$3,660	$3,960
__________________________
(a)    For the year ended December 31, 2024, total operating lease cost includes accelerated right-of-use asset amortization of $20.3 million for specific operating leases that we are abandoning.
The table below presents the cash paid related to our operating and finance leases for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Operating cash outflow related to operating leases	$15,967	$15,374	$15,498
Operating cash outflow related to finance leases	$1,908	$2,016	$2,119
Financing cash outflow related to finance leases	$1,901	$1,460	$2,423

The table below presents the weighted-average remaining lease term of our operating and finance leases (in years) as of December 31, 2024, 2023, and 2022:

	2024	2023	2022
Operating leases	7.1	6.0	6.5
Finance leases	8.4	9.3	10.1
The table below presents our weighted-average discount rate as of December 31, 2024, 2023, and 2022:

	2024	2023	2022
Operating leases	5.8%	5.6%	5.2%
Finance leases	8.8%	8.7%	8.7%
The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of December 31, 2024:

Year ending December 31,	Operating Leases	Finance Leases
2025	$16,120	$4,213
2026	10,798	3,910
2027	7,897	3,971
2028	5,993	3,796
2029	5,074	3,378
Thereafter	22,504	14,200
Total undiscounted cash flows related to lease liabilities	68,386	33,468
Less imputed interest	(10,411)	(10,070)
Total lease liabilities	$57,975	$23,398
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

Measured on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are shown in the below table.

	As of December 31,
	2024	2023
Assets measured at fair value:
Cash equivalents (Level 1)	$243,640	$138,749
Foreign currency forward contracts (Level 2)	19,110	28,871
Commodity forward contracts (Level 2)	1,486	1,457
Total assets measured at fair value	$264,236	$169,077
Liabilities measured at fair value:
Foreign currency forward contracts (Level 2)	$27,648	$8,996
Commodity forward contracts (Level 2)	1,262	795
Total liabilities measured at fair value	$28,910	$9,791
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. As of December 31, 2024 and 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
Measured on a Nonrecurring Basis
In the third quarter of 2024, impairment indicators were identified that suggested the carrying values of the Dynapower reporting unit could exceed its fair value. The primary indicators of impairment were revised projections of future cash flows and actual performance that was lower than previous projections for these reporting units. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2024, we recorded a $150.1 million non-cash impairment charge. If Dynapower does not achieve the forecasted future cash flows, there is a possibility that additional impairments of the remaining $229.8 million of goodwill may be recognized in the future.
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

We evaluated our goodwill for impairment as of October 1, 2024. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information. Based on this analysis, which used the discounted cash flow method, and, when applicable, a market multiples approach using comparable companies, we determined that as of October 1, 2024, the fair value of each of our reporting units exceeded their carrying values. As of December 31, 2024, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or other indefinite-lived intangible assets.

In the fourth quarter of 2023, we determined that our Insights reporting unit was impaired and we recorded a $321.7 million non-cash impairment charge. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2024 and 2023. All fair value measures presented are categorized within Level 2 of the fair value hierarchy.

	As of December 31,
	2024		2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
5.0% Senior Notes	$—	$—	$700,000	$694,750
4.375% Senior Notes	$450,000	$410,625	$450,000	$415,125
3.75% Senior Notes	$750,000	$652,500	$750,000	$656,250
4.0% Senior Notes	$1,000,000	$915,000	$1,000,000	$920,000
5.875% Senior Notes	$500,000	$485,000	$500,000	$495,000
6.625% Senior Notes	$500,000	$497,500	$—	$—
__________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
We also hold trade accounts receivables and payables, for which the fair value approximates the carrying value due to their short-term nature.
As of December 31, 2024 and 2023, we held equity investments under the measurement alternative of $6.1 million and $18.3 million, respectively, which are presented in other assets in the consolidated balance sheets. In the year ended December 31, 2024, we adjusted the carrying value of one of these equity investments as a result of an observable price change in the first quarter of 2024, resulting in a loss of $14.8 million.
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
For each of the years ended December 31, 2024, 2023, and 2022, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of December 31, 2024, we estimate that $3.8 million of net losses will be reclassified from accumulated other comprehensive income/(loss) to earnings during the twelve-month period ending December 31, 2024.

As of December 31, 2024, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
371.0 EUR	Various from January 2023 to December 2024	Various from January 2025 to December 2026	Euro ("EUR") to USD	1.11 USD	Cash flow hedge
3,849.0 MXN	Various from January 2023 to December 2024	Various from January 2025 to December 2026	USD to Mexican Peso ("MXN")	19.43 MXN	Cash flow hedge
61.4 GBP	Various from January 2023 to December 2024	Various from January 2025 to December 2026	British Pound Sterling ("GBP") to USD	1.26 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
91.7 EUR	December 19, 2024	January 31, 2025	EUR to USD	1.04 USD	Not designated
423.0 CNY	December 19, 2024	January 27, 2025	USD to CNY	7.17 CNY	Not designated
1,667.7 CNY	Various September 2024	Various from January 2025 to May 2026	USD to CNY	6.83 CNY	Not designated
238.2 USD	Various from March 2024 to May 2024	Various from January 2025 to May 2026	USD to CNY	7.00 CNY	Not designated
50,633.4 KRW	Various from February 2023 to September 2024	Various from January 2025 to July 2026	USD to Korean Won ("KRW")	1,311.34 KRW	Not designated
409.9 MXN	December 19, 2024	January 31, 2025	USD to MXN	20.49 MXN	Not designated
11.5 GBP	December 19, 2024	January 31, 2025	GBP to USD	1.26 USD	Not designated
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
As of December 31, 2024, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment in accordance with FASB ASC Topic 815:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	638,827 troy oz.	January 2025 to December 2026	$28.23
Copper	5,292,770 pounds	January 2025 to December 2026	$4.17

Financial Instrument Presentation
The following table presents the fair value of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2024 and 2023:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31,		Balance Sheet Location	As of December 31,
		2024	2023		2024	2023
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$15,717	$25,176	Accrued expenses and other current liabilities	$17,018	$6,746
Foreign currency forward contracts	Other assets	2,936	3,554	Other long-term liabilities	4,042	1,806
Total		$18,653	$28,730		$21,060	$8,552
Derivatives not designated as hedging instruments:
Commodity forward contracts	Prepaid expenses and other current assets	$1,413	$1,314	Accrued expenses and other current liabilities	$902	$719
Commodity forward contracts	Other assets	73	143	Other long-term liabilities	360	76
Foreign currency forward contracts	Prepaid expenses and other current assets	457	141	Accrued expenses and other current liabilities	4,828	444
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	1,760	—
Total		$1,943	$1,598		$7,850	$1,239
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 18: Fair Value Measures for additional information related to the categorization of these fair value measurements within the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2024 and 2023:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income		Location of Net Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net (Loss)/Income	Amount of Net Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net (Loss)/Income
	For the year ended December 31,			For the year ended December 31,
	2024	2023		2024	2023
Foreign currency forward contracts	$27,944	$(1,018)	Net revenue	$2,296	$17,120
Foreign currency forward contracts	$(36,535)	$42,111	Cost of revenue	$23,380	$21,481

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net (Loss)/Income		Location of (Loss)/Gain Recognized in Net (Loss)/Income
	For the year ended December 31,
	2024	2023
Commodity forward contracts	$3,471	$(2,762)	Other, net
Foreign currency forward contracts	$(2,619)	$4,237	Other, net
Credit risk related contingent features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2024, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $37.2 million, which includes $8.1 million of functionally terminated derivatives in a liability position. As of December 31, 2024, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.

20. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. In the first quarter of 2024, we realigned our segments as a result of organizational changes that better allocate our resources to support changes to our business strategy. Refer to Note 1: Basis of Presentation for additional information. This realignment added an "other" grouping that represents the aggregation of immaterial operating segments that do not meet the quantitative threshold for disclosure. Prior to the realignment in the first quarter of 2024, the Performance Sensing reportable segment consisted of two operating segments, Automotive and HVOR. As a result of the segment realignment, Performance Sensing now represents one operating segment, as does Sensing Solutions. Other immaterial operating segments are aggregated in other, which was created as part of the segment realignment. Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker ("CODM"), who is our chief executive officer, in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, restructuring charges, certain costs associated with our strategic growth trend initiatives, and certain corporate costs or credits not associated with the operations of the segment, such as share-based compensation expense. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. The CODM uses operating income primarily in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for operating income when making decisions about the allocation of operating and capital resources to each segment. Significant expenses are reviewed by the CODM on a consolidated basis and not at the operating segment level.
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

The following table presents net revenue, segment and non-segment operating expenses, and segment and non-segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the years ended December 31, 2024, 2023, and 2022. The net revenue and segment operating income amounts previously reported in the table below for the years ended December 31, 2023 and 2022 have been retrospectively recast to reflect the segment realignment and move of the material handling products between operating segments as described above.

	For the year ended December 31,
	2024	2023	2022
Net revenue:
Performance Sensing (1)	$2,743,593	$2,749,934	$2,645,247
Sensing Solutions (1)	1,061,282	1,156,688	1,210,739
Other (1)	127,889	147,461	173,276
Total net revenue	$3,932,764	$4,054,083	$4,029,262
Segment and non-segment operating expenses(2):
Performance Sensing	$2,067,528	$2,052,313	$1,961,403
Sensing Solutions	748,650	818,516	854,022
Other	99,835	139,976	162,182
Total segment and non-segment operating expenses	$2,916,013	$3,010,805	$2,977,607
Segment and non-segment operating income (as defined above):
Performance Sensing (1)	$676,065	$697,621	$683,844
Sensing Solutions (1)	312,632	338,172	356,717
Other (1)	28,054	7,485	11,094
Total segment and non-segment operating income	1,016,751	1,043,278	1,051,655
Corporate and other	(572,490)	(633,242)	(294,429)
Amortization of intangible assets	(145,744)	(173,860)	(153,787)
Restructuring and other charges, net	(149,241)	(54,500)	66,700
Operating income	149,276	181,676	670,139
Interest expense	(155,793)	(182,184)	(195,565)
Interest income	16,180	31,324	16,746
Other, net	(21,500)	(12,974)	(94,618)
Income before taxes	$(11,837)	$17,842	$396,702
___________________________________
(1)    The amounts previously reported for the years ended December 31, 2023 and 2022 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.
(2)    Other segment expenses include cost of revenue, research and development, and selling, general and administrative expenses associated with each segment.
No customer exceeded 10% of our net revenue in any of the periods presented.
The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Depreciation and amortization:
Performance Sensing	$94,558	$98,828	$95,805
Sensing Solutions	16,152	16,534	16,449
Corporate and other (1)	202,169	191,603	168,717
Total depreciation and amortization	$312,879	$306,965	$280,971
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

The following table presents additions to PP&E and capitalized software for our reportable segments and corporate and other for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$113,391	$131,864	$110,101
Sensing Solutions	19,004	20,656	19,256
Corporate and other	26,160	32,089	20,707
Total additions to property, plant and equipment and capitalized software	$158,555	$184,609	$150,064
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the years ended December 31, 2024, 2023, and 2022. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the year ended December 31,
	2024	2023	2022
Net revenue:
Americas	$1,701,983	$1,825,012	$1,705,222
Europe	1,061,599	1,066,100	1,045,031
Asia and rest of world	1,169,182	1,162,971	1,279,009
Net revenue	$3,932,764	$4,054,083	$4,029,262

	For the year ended December 31,
	2024	2023	2022
Net revenue:
United States	$1,574,028	$1,678,457	$1,563,616
China	723,998	724,737	818,974
The Netherlands	897,118	904,176	810,069
United Kingdom	127,201	105,205	119,109
All other	610,419	641,508	717,494
Net revenue	$3,932,764	$4,054,083	$4,029,262

The following tables present PP&E, net, by geographic area and by significant country as of December 31, 2024 and 2023. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	As of December 31,
	2024	2023
Property, plant and equipment, net:
Americas	$301,900	$318,562
Europe	141,396	158,445
Asia and rest of world	378,357	409,003
Property, plant and equipment, net	$821,653	$886,010

	As of December 31,
	2024	2023
Property, plant and equipment, net:
United States	$121,783	$120,736
China	266,104	305,647
Mexico	179,980	197,672
Bulgaria	108,093	119,413
United Kingdom	21,147	28,140
Malaysia	108,118	98,694
All other	16,428	15,708
Property, plant and equipment, net	$821,653	$886,010
21. Divestitures
Insights Business
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to an affiliate of Balmoral Funds ("the Buyer"). The closing of the transaction ("Closing") occurred in the third quarter of 2024, at which time net assets of approximately $263.4 million (which included approximately $247.0 million of intangible assets, net of accumulated amortization) transferred to the Buyer. The total purchase price of the Insights Business was $165.0 million, with approximately $155.0 million before adjustments received and $10.0 million to be received twelve months after Closing. For the year ended December 31, 2024, we recognized a loss on sale of approximately $98.8 million presented in restructuring and other charges, net in our condensed consolidated statements of operations, and approximately $11.2 million of transaction-related expenses, which were presented in selling, general and administrative ("SG&A") in our condensed consolidated statements of operations.
Concurrent with the closing, the parties entered into a Transition Services Agreement ("TSA") and a Supply Agreement. The terms of the TSA require that we provide various forms of commercial, operational, and back-office support to the Buyer for two to nine months, depending on the service, with the option to extend support services for one to six months for certain services. The Supply Agreement commenced at Closing and has a term of five years or less. The terms of this agreement require that we sell certain tire pressure monitoring system products to the Buyer over the term of the agreement. Upon Closing, we recognized a liability of $8.4 million related to this obligation. As of December 31, 2024 the remaining balance of this liability was $7.3 million, included in accrued expenses and other current liabilities, and other long-term liabilities on our condensed consolidated balance sheets.
For the year ended December 31, 2024 and 2023, the Insights Business was included in Other. Refer to Note 1: Basis of Presentation and Note 20: Segment Reporting included elsewhere in this Report for additional information on the segment realignment.
Magnetic Speed and Position Business ("MSP Business")
In November 2024, we executed a purchase agreement whereby we agreed to sell the MSP Business to a third party. As of December 31, 2024, the assets and liabilities to be sold include net assets of $20.6 million included in prepaid expenses and other current assets, $15.6 million included in other assets, and $8.5 million of liabilities included in accrued expenses and other current liabilities on our Consolidated Balance Sheets. We expect to complete the disposition of the MSP Business during the first half of 2025.
Qinex Business

On May 27, 2022, we executed an asset purchase agreement whereby we agreed to sell various assets and liabilities comprising our semiconductor test and thermal business (collectively, the "Qinex Business") to LTI Holdings, Inc. in exchange for consideration of approximately $219.0 million, subject to working capital and other adjustments. In the twelve months ended December 31, 2022, we recognized a pre-tax gain of approximately $135.1 million and transaction-related charges of approximately $8.2 million related to this transaction. The gain on sale and transaction-related charges are each presented in restructuring and other charges, net in our consolidated statements of operations for the year ended December 31, 2022.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Balance Sheets
(In thousands)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$316	$328
Accounts receivable from subsidiaries	16,729	11,394
Notes receivable from subsidiaries	—	135,003
Prepaid expenses and other current assets	1,174	1,797
Total current assets	18,219	148,522
Deferred income tax assets	317	343
Investment in subsidiaries	3,030,899	2,971,636
Total assets	$3,049,435	$3,120,501
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$437	$694
Accounts payable to subsidiaries	7,127	7,446
Notes payable to subsidiaries	33,245	—
Intercompany interest payable	4,926	1,111
Accrued expenses and other current liabilities	3,658	2,376
Total current liabilities	49,393	11,627
Long-term intercompany debt	109,599	112,598
Total liabilities	158,992	124,225
Total shareholders’ equity	2,890,443	2,996,276
Total liabilities and shareholders’ equity	$3,049,435	$3,120,501

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Comprehensive Income
(In thousands)

	For the year ended December 31,
	2024	2023	2022
Net revenue	$—	$—	$—
Operating costs and expenses	26,554	14,709	15,489
Loss from operations	(26,554)	(14,709)	(15,489)
Intercompany dividend income	—	—	400,000
Intercompany interest income/(expense), net	(671)	6,537	140
Other intercompany, net	(35)	(14)	859
Other, net	3,063	(3,683)	141
Net (loss)/income before income taxes and equity in net income of subsidiaries	(24,197)	(11,869)	385,651
Benefit from income taxes	5,674	2,473	2,738
Net (loss)/income before equity in net income of subsidiaries	(18,523)	(9,396)	388,389
Equity in net income/(loss) of subsidiaries, net of tax	147,000	5,487	(77,704)
Net (loss)/income	128,477	(3,909)	310,685
Subsidiaries' other comprehensive income	(52,505)	26,226	3,296
Comprehensive income	$75,972	$22,317	$313,981

The accompanying notes are an integral part of these condensed financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
(Parent Company Only)
Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(20,103)	$(15,510)	$(9,455)
Cash flows from investing activities:
Intercompany loans	—	112,598	—
Cash dividends received from subsidiary	—	—	400,000
Net cash provided by/(used in) investing activities	—	112,598	400,000
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	4,605	5,346	22,803
Proceeds from/(payments on) intercompany borrowings	168,248	68,888	(62,108)
Dividends paid	(72,210)	(71,543)	(51,072)
Payments to repurchase ordinary shares	(68,891)	(88,398)	(292,274)
Payments of employee restricted stock tax withholdings	(11,661)	(12,280)	(8,525)
Net cash (used in)/provided by financing activities	20,091	(97,987)	(391,176)
Net change in cash and cash equivalents	(12)	(899)	(631)
Cash and cash equivalents, beginning of year	328	1,227	1,858
Cash and cash equivalents, end of year	$316	$328	$1,227

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
		Charged, Net of Reversals, to Expenses/Against Revenue
For the year ended December 31, 2024
Accounts receivable allowances	$28,980	$(3,108)	$(5,348)	$20,524
For the year ended December 31, 2023
Accounts receivable allowances	$24,246	$9,027	$(4,293)	$28,980
For the year ended December 31, 2022
Accounts receivable allowances	$17,003	$8,531	$(1,288)	$24,246

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described in Management’s Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was not effective due to the identification of the material weaknesses described below.
As of December 31, 2024, the Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company’s control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
These material weaknesses did not result in a material misstatement to the Company’s consolidated financial statements.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Swindon, United Kingdom
February 28, 2025

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation Plan
We have devoted a significant amount of time and resources towards remediation of the material weaknesses. We will continue to execute on our remediation plan until the material weaknesses are remediated. Actions taken to date, and expected to be taken, include the following:
•Completion of an internal organizational assessment to identify gaps in knowledge and staffing levels and consider potential reorganization of our teams.
•Hiring of additional accounting and IT personnel, including a new Chief Accounting Officer in May 2024, with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities. We are continuing to recruit for additional resources.
•Engaged a third party to assist in development and formalization of a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO framework. We are in various stages of this risk assessment and control development process, including assessing and documenting control gaps and remediating existing control gaps.
•Implemented a global system to enhance our account reconciliation process, increase monitoring capabilities, and improve our consistency.
•Assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to enhance our internal controls over financial reporting.
•Enhanced the procedures regarding our annual physical inventory counts, including employee training in performing annual physical counts and clarification of instructions as to the process for recording adjustments to inventory as a result of physical counts. We have completed physical inventories at all of our locations.
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

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sensata Technologies Holding plc and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: The Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company’s control activities did not adequately and consistently establish policies, procedures, information protocols, and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2025

ITEM 9B.OTHER INFORMATION
During the three-month fiscal period ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Other information required by this Item 10 is incorporated herein by reference from the Definitive Proxy Statement of Sensata Technologies Holding plc (the "Company"), to be filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") within 120 days of the Company's fiscal year ended December 31, 2024.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2024.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2024.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2024.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2024.

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

4.3
Indenture, dated as of August 17, 2020, among Sensata Technologies, Inc., the Guarantors named therein, and The Bank of New York Mellon, as the Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.10 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.4	Form of 3.750% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.3).

4.5
Indenture dated as of March 29, 2021 among Sensata Technologies B.V., the Guarantors named therein, and The Bank of New York Mellon as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.12 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023).

4.6	Form of 4.0% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5).

4.7
Indenture, dated as of August 29, 2022, among Sensata Technologies B.V., the Guarantors named therein, and the Bank of New York Mellon, as Trustee, together with all supplemental indentures relating thereto entered into through February 13, 2023 (incorporated by reference to Exhibit 4.14 of the Registrant's Annual Report on Form 10-K filed on February 13, 2023.

4.8	Form of 5.875% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.7).

4.9
Indenture, dated as of June 6, 2024, among Sensata Technologies, Inc., the Guarantors named therein, and the Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 6, 2024).

4.10	Form of 6.625% Senior Notes due 2032 (included as Exhibit A to Exhibit 4.9).

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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2018). †

10.20
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

10.21
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

10.22
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

10.23
Third Amended and Restated Employment Agreement between Jeffrey Cote and Sensata Technologies, Inc., dated March 1, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.24
Amendment to Martha Sullivan Award Agreements with Sensata Technologies Holding plc, dated February 29, 2020 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2020).†

10.25	Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.26
Form of Award Agreement for Restricted Stock Units for Directors under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021).†

10.27
Stock Purchase Agreement between Dynapower Holdings, LLC and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022).

10.28
Form of Award Agreement for Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022). †

10.29
Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022). †

10.30
Second Amended and Restated Employment Agreement between George Verras and Sensata Technologies, Inc., dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2022). †

10.31
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

10.32
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

10.33
Amended and Restated Employment Agreement between Jennifer Slater and Sensata Technologies, Inc., dated April 1, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024).†

10.34
Amended and Restated Employment Agreement between Brian Wilkie and Sensata Technologies, Inc., dated April 1, 2024. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024).†

10.35
Amended and Restated Employment agreement between Lynne Caljouw and Sensata Technologies, Inc., dated January 1, 2023 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.36
Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.37
Amendment No. 13 to Credit Agreement and Amendment No. 3 to Foreign Guaranty, dated as of August 22, 2023, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 28, 2023).

10.38
Employment Agreement, dated October 26, 2023, between Brian K. Roberts and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 31, 2023).†

10.39
Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024). †*

10.40
Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024). †*

10.41
Cooperation Agreement, dated as of April 29, 2024, by and among Sensata Technologies Holding plc, Elliott Investment Management L.P., Elliott Associates L.P., and Elliott International L.P. (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024). *

10.42
Retirement and Release of Claims Agreement between Jeffrey Cote and Sensata Technologies, Inc., dated April 26, 2024 (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024). *†

10.43
Offer Letter, dated April 26, 2024, to Martha Sullivan for Interim President and Chief Executive Officer of Sensata Technologies, effective May 1, 2024 (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024). *†

10.44
RSU Award Agreement to Martha Sullivan from Sensata Technologies Holding plc, effective May 1, 2024 (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024). *†

10.45
Amendment to Award Agreements, dated April 26, 2024, between Brian Roberts and Sensata Technologies Holding plc.(incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024) *†

10.46
Sensata Technologies Holding plc Severance and Change in Control Plan, dated April 26, 2024 (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q on April 29, 2024). *†

10.47
Form of Inducement Restricted Stock Unit Award (Replacement Award), between Stephan von Shuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on January 10, 2025)

10.48
Form of Inducement Restricted Stock Unit Award, between Stephan von Shuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on January 10,2025)

10.49	Fixed-Term Employment Agreement, dated November 22, 2024, between Stephan von Schuckmann and Sensata Technologies Germany GmbH *

10.50	Employment Agreement, dated November 22, 2024, between Stephan von Shuckmann and Sensata Technologies, Inc. *

10.51	Letter Agreement, dated December 17, 2024, between Stephan von Schuckmann and Sensata Technologies Holding plc *

19.1	Sensata Technologies Holding plc Insider Trading Policy. *

21.1	Subsidiaries of Sensata Technologies Holding plc. *

23.1	Consent of Deloitte & Touche LLP. *

23.2	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Sensata Technologies Holding plc Clawback Policy. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SENSATA TECHNOLOGIES HOLDING PLC

/s/ STEPHAN von SCHUCKMANN
By:	Stephan von Schuckmann
Its:	Chief Executive Officer

Date:	February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHAN von SCHUCKMANN	Chief Executive Officer, and Director	February 28, 2025
Stephan von Schuckmann	(Principal Executive Officer)

/s/ BRIAN ROBERTS	Executive Vice President and Chief Financial Officer	February 28, 2025
Brian Roberts	(Principal Financial Officer)

/s/ RICHARD SIEDEL	Vice President and Chief Accounting Officer	February 28, 2025
Richard Siedel	(Principal Accounting Officer)

/s/ ANDREW TEICH	Chairman of the Board of Directors	February 28, 2025
Andrew Teich

/s/ JOHN ABSMEIER	Director	February 28, 2025
John Absmeier

/s/ DANIEL BLACK	Director	February 28, 2025
Daniel Black

/s/ LORRAINE BOLSINGER	Director	February 28, 2025
Lorraine Bolsinger

/s/ PHILLIP EYLER	Director	February 28, 2025
Phillip Eyler

/s/ JOHN MIRSHEKARI	Director	February 28, 2025
John Mirshekari
/s/ CONSTANCE SKIDMORE	Director	February 28, 2025
Constance Skidmore

/s/ STEVEN SONNENBERG	Director	February 28, 2025
Steven Sonnenberg

/s/ MARTHA SULLIVAN	Director	February 28, 2025
Martha Sullivan

/s/ JUGAL VIJAYVARGIYA	Director	February 28, 2025
Jugal Vijayvargiya

/s/ STEPHEN ZIDE	Director	February 28, 2025
Stephen Zide

/s/ STEPHAN von SCHUCKMANN	Authorized Representative in the United States	February 28, 2025
Stephan von Schuckmann