Form 10-Q
period 2025-03-31
Sensata Technologies Holding plc
filed 2025-05-08
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, 146,290,196 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$588,139	$593,670
Accounts receivable, net of allowances of $20,271 and $20,524 as of March 31, 2025 and December 31, 2024, respectively	695,193	660,180
Inventories	661,080	614,455
Prepaid expenses and other current assets	153,815	158,934
Total current assets	2,098,227	2,027,239
Property, plant and equipment, net	812,284	821,653
Goodwill	3,383,812	3,383,800
Other intangible assets, net of accumulated amortization of $2,581,634 and $2,561,335 as of March 31, 2025 and December 31, 2024, respectively	476,032	492,878
Deferred income tax assets	292,334	288,189
Other assets	114,449	129,505
Total assets	$7,177,138	$7,143,264
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2,130	$2,414
Accounts payable	480,424	362,186
Income taxes payable	36,358	29,417
Accrued expenses and other current liabilities	274,682	317,341
Total current liabilities	793,594	711,358
Deferred income tax liabilities	231,120	235,689
Pension and other post-retirement benefit obligations	28,733	27,910
Finance lease obligations, less current portion	20,627	20,984
Long-term debt, net	3,177,278	3,176,098
Other long-term liabilities	77,152	80,782
Total liabilities	4,328,504	4,252,821
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 176,548 and 176,541 shares issued as of March 31, 2025 and December 31, 2024, respectively	2,257	2,257
Treasury shares, at cost, 30,529 and 26,994 shares as of March 31, 2025 and December 31, 2024, respectively	(1,382,551)	(1,282,051)
Additional paid-in capital	1,879,428	1,872,577
Retained earnings	2,392,160	2,340,203
Accumulated other comprehensive loss	(42,660)	(42,543)
Total shareholders' equity	2,848,634	2,890,443
Total liabilities and shareholders' equity	$7,177,138	$7,143,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Net revenue	$911,255	$1,006,709
Operating costs and expenses:
Cost of revenue	638,667	689,260
Research and development	36,809	45,314
Selling, general and administrative	86,026	88,046
Amortization of intangible assets	20,577	38,515
Restructuring and other charges, net	6,980	782
Total operating costs and expenses	789,059	861,917
Operating income	122,196	144,792
Interest expense	(37,973)	(38,395)
Interest income	4,290	3,738
Other, net	2,128	(11,544)
Income before taxes	90,641	98,591
Provision for income taxes	20,722	22,570
Net income	$69,919	$76,021
Basic net income per share	$0.47	$0.51
Diluted net income per share	$0.47	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Net income	$69,919	$76,021
Other comprehensive loss, net of tax:
Cash flow hedges	(4,535)	9,242
Defined benefit and retiree healthcare plans	494	227
Currency translation adjustment	3,924	(14,721)
Other comprehensive loss	(117)	(5,252)
Comprehensive income	$69,802	$70,769
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$69,919	$76,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,962	33,523
Amortization of debt issuance costs	1,180	1,562
Loss on sale of business	3,916	—
Share-based compensation	6,851	8,133
Amortization of intangible assets	20,577	38,515
Deferred income taxes	(6,647)	2,574
Loss on equity investments, net	—	13,287
Other non-cash gain/(loss), net	5,175	(4,184)
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable, net	(34,101)	(19,156)
Inventories	(47,986)	(8,677)
Prepaid expenses and other current assets	(8,512)	(8,920)
Accounts payable and accrued expenses	64,832	(29,447)
Income taxes payable	2,602	1,809
Other	431	1,447
Net cash provided by operating activities	119,199	106,487
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(32,575)	(42,130)
Proceeds from the sale of business, net of cash sold	25,635	—
Other	66	—
Net cash used in investing activities	(6,874)	(42,130)
Cash flows from financing activities:
Payment of employee restricted stock tax withholdings	(61)	(129)
Payments on debt	(685)	(279)
Dividends paid	(17,901)	(18,056)
Payments to repurchase ordinary shares	(100,500)	(10,052)
Purchase of noncontrolling interest in joint venture	—	(79,393)
Payments of debt financing costs	—	(39)
Net cash used in financing activities	(119,147)	(107,948)
Effect of exchange rate changes on cash and cash equivalents	1,291	(4,154)
Net change in cash and cash equivalents	(5,531)	(47,745)
Cash and cash equivalents, beginning of year	593,670	508,104
Cash and cash equivalents, end of period	$588,139	$460,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2024	176,541	$2,257	(26,994)	$(1,282,051)	$1,872,577	$2,340,203	$(42,543)	$2,890,443
Surrender of shares for tax withholding	—	—	(2)	(61)	—	—	—	(61)
Vesting of restricted securities	9	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(17,901)	—	(17,901)
Repurchase of ordinary shares	—	—	(3,535)	(100,500)	—	—	—	(100,500)
Retirement of ordinary shares	(2)	—	2	61	—	(61)	—	—
Share-based compensation	—	—	—	—	6,851	—	—	6,851
Net income	—	—	—	—	—	69,919	—	69,919
Other comprehensive loss	—	—	—	—	—	—	(117)	(117)
Balance as of March 31, 2025	176,548	$2,257	(30,529)	$(1,382,551)	$1,879,428	$2,392,160	$(42,660)	$2,848,634

Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
Surrender of shares for tax withholding	—	—	(3)	(129)	—	—	—	(129)
Vesting of restricted securities	10	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(18,056)	—	(18,056)
Repurchase of ordinary shares	—	—	(275)	(10,052)	—	—	—	(10,052)
Retirement of ordinary shares	(3)	—	3	129	—	(129)	—	—
Share-based compensation	—	—	—	—	8,133	—	—	8,133
Purchase of joint venture		—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	76,021	—	76,021
Other comprehensive loss	—	—	—	—	—	—	(5,252)	(5,252)
Balance as of March 31, 2024	175,839	$2,249	(25,365)	$(1,223,212)	$1,837,647	$2,353,440	$4,710	$2,974,834

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Annual Report").
We present financial information for two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"). Additionally, our business strategy involves leveraging new and emerging technologies, which complement our existing product offerings, and we refer to these trends collectively as “megatrends.” Our operating segments’ performance is primarily evaluated based on segment operating income. In the three months ended March 31, 2025, we realigned the definition of segment operating income to include megatrend costs, which were previously excluded from segment operating income and included in corporate and other costs. Prior year amounts in this Quarterly Report on Form 10-Q have been recast to reflect this realignment and to conform to current year presentation. Refer to Note 15: Segment Reporting for additional information.
All U.S. dollar ("USD") and share amounts presented, except per share amounts, are stated in thousands, unless otherwise indicated. Certain prior period amounts have been recast to conform to current year presentation.

2. New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 also includes certain other updates to improve the effectiveness of income tax disclosures. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application also a permitted option. The Company is currently evaluating the impact that the adoption of ASU No. 2023-09 will have on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income, which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU No. 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the update requires disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU No. 2024-03 will have on its consolidated financial statements and disclosures.

3. Revenue Recognition
The following table presents net revenue disaggregated by end market for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025				For the three months ended March 31, 2024
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive	$500,954	$30,506	$—	$531,460	$530,624	$32,408	$—	$563,032
HVOR	149,462	5,602	—	155,064	182,694	6,858	—	189,552
Industrial	—	138,568	—	138,568	—	134,349	—	134,349
HVAC	—	38,914	—	38,914	—	38,071	—	38,071
Aerospace	—	47,249	—	47,249	—	46,153	—	46,153
Other	—	—	—	—	—	—	35,552	35,552
Total	$650,416	$260,839	$—	$911,255	$713,318	$257,839	$35,552	$1,006,709

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Restricted securities	6,851	8,133
Share-based compensation expense	$6,851	$8,133
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") during the three months ended March 31, 2025:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Various executives and employees	RSU (1)	128	$27.39
____________________________________
(1)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2028 and February 2028.
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
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions were executed or planned, are expected to impact approximately 240 positions. Over the life of the 2H 2024 Plan, we expect to incur restructuring charges of between $14.2 million and $16.0 million, primarily related to reductions-in-force. The majority of the actions under the 2H 2024 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
Q3 2023 Plan
In the year ended December 31, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities.

The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions were executed or planned, impacted 505 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $24.8 million and $25.8 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
Summary
The following table presents the components of restructuring and other charges, net for the three months ended March 31, 2025, and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
2H 2024 Plan, net	$2,454	$—
Q3 2023 Plan, net	918	598
Other restructuring and other charges, net
Severance charges, net	(80)	(9)
Facility and other exit costs	—	168
Loss on sale of business	4,420	—
Acquisition-related compensation arrangements (1)	—	955
Other	(732)	(930)
Restructuring and other charges, net	$6,980	$782
___________________________________
(1)    Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets set at the time of acquisition.
The following table presents a rollforward of our severance liability, which is primarily related to the 2H 2024 Plan, for the three months ended March 31, 2025:

Total
Balance as of December 31, 2024	6,087
Charges, net of reversals	553
Payments	(2,142)
Foreign currency remeasurement	71
Balance as of March 31, 2025	$4,569
The severance liability as of March 31, 2025 and December 31, 2024 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Currency remeasurement (loss)/gain on net monetary assets	$(459)	$1,031
(Loss)/gain on foreign currency forward contracts	(1,576)	680
Gain on commodity forward contracts	4,419	1,099
Gain/(loss) on equity investments, net (1)	15	(13,287)
Net periodic benefit cost, excluding service cost	(527)	(841)
Other	256	(226)
Other, net	$2,128	$(11,544)

___________________________________
(1)    The three months ended March 31, 2024 primarily includes a loss on an equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments—Equity Securities. Refer to Note 13: Fair Value Measures for additional information.
7. Income Taxes
The following table presents the provision for income taxes for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Provision for income taxes	$20,722	$22,570
The provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards and tax credits, and (c) changes in withholding taxes on unremitted earnings.
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2025 and 2024 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2025	March 31, 2024
Basic weighted-average ordinary shares outstanding	148,498	150,480
Dilutive effect of unvested restricted securities	318	441
Diluted weighted-average ordinary shares outstanding	148,816	150,921
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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2025	March 31, 2024
Anti-dilutive shares excluded	1,137	1,763
Contingently issuable shares excluded	694	1,060
9. Inventories
The following table presents the components of inventories as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Finished goods	$202,396	$193,167
Work-in-process	149,336	134,423
Raw materials	309,348	286,865
Inventories	$661,080	$614,455

10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of March 31, 2025 and December 31, 2024:

	Maturity Date	March 31, 2025	December 31, 2024
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
6.625% Senior Notes	July 15, 2032	500,000	500,000
Plus: debt premium, net of discount (less: debt discount, net of premium)		939	997
Less: deferred financing costs		(23,661)	(24,899)
Long-term debt, net		$3,177,278	$3,176,098

Finance lease obligations		$22,757	$23,398
Less: current portion		(2,130)	(2,414)
Finance lease obligations, less current portion		$20,627	$20,984
Our indebtedness as of March 31, 2025 and December 31, 2024 consists of various tranches of senior unsecured notes as shown in the table above. We also have secured credit facilities (the "Senior Secured Credit Facilities") which provide for our $750.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2024 Annual Report for additional information related to our indebtedness.
Revolving Credit Facility
As of March 31, 2025, we had $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2025, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, accrued interest totaled $34.1 million and $55.2 million, respectively.
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
Cash Dividends
In the three months ended March 31, 2025 and 2024, we paid aggregate cash dividends of $17.9 million and $18.1 million, respectively. On April 21, 2025, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on May 28, 2025 to shareholders of record as of May 14, 2025.

Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. Under these programs, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions were completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. Ordinary shares repurchased by us are recognized, measured at cost, and presented as treasury shares on our consolidated balance sheets, resulting in a reduction of shareholders' equity. In September 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which became effective on October 1, 2023.
In the three months ended March 31, 2025 and 2024, we repurchased 3.5 million and 0.3 million ordinary shares, respectively, for $100.5 million and $10.1 million, respectively. All share repurchases in the three months ended March 31, 2025 and 2024 were made under the September 2023 Program. As of March 31, 2025, $302.5 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the three months ended March 31, 2025:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(7,913)	$(11,690)	$(22,940)	$(42,543)
Other comprehensive (loss)/income before reclassifications, net of tax	(3,115)	—	3,924	809
Reclassifications from accumulated other comprehensive loss, net of tax	(1,420)	494	—	(926)
Other comprehensive (loss)/income	(4,535)	494	3,924	(117)
Balance as of March 31, 2025	$(12,448)	$(11,196)	$(19,016)	$(42,660)
The following table presents the amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,		Affected Line in Condensed Consolidated Statements of Operations
Component	2025	2024
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$(5,027)	$(108)	Net revenue (1)
Foreign currency forward contracts	3,114	(7,354)	Cost of revenue (1)
Total, before taxes	(1,913)	(7,462)	Income before taxes
Income tax effect	493	1,925	Provision for income taxes
Total, net of taxes	$(1,420)	$(5,537)	Net income

Defined benefit and retiree healthcare plans
Defined benefit and retiree healthcare plans	$(9)	$296	Other, net
Defined benefit and retiree healthcare plans	721	—	Restructuring and other charges, net
Total, before taxes	712	296	Income before taxes
Income tax effect	(218)	(69)	Provision for income taxes
Total, net of taxes	$494	$227	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive loss in future periods.

13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are shown in the below table.

	March 31, 2025	December 31, 2024
Assets
Cash equivalents (Level 1)	$333,484	$243,640
Foreign currency forward contracts (Level 2)	6,544	19,110
Commodity forward contracts (Level 2)	3,803	1,486
Total	$343,831	$264,236
Liabilities
Foreign currency forward contracts (Level 2)	$19,714	$27,648
Commodity forward contracts (Level 2)	256	1,262
Total	$19,970	$28,910
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
4.0% Senior Notes	$1,000,000	$915,000	$1,000,000	$915,000
4.375% Senior Notes	$450,000	$412,875	$450,000	$410,625
5.875% Senior Notes	$500,000	$483,750	$500,000	$485,000
3.75% Senior Notes	$750,000	$652,500	$750,000	$652,500
6.625% Senior Notes	$500,000	$495,625	$500,000	$497,500
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of March 31, 2025 and December 31, 2024, we held equity investments under the measurement alternative of $7.2 million and $6.1 million, respectively, which are presented in other assets in the condensed consolidated balance sheets. In the three months ended March 31, 2024, we adjusted the carrying value of one of these equity investments as a result of an observable price change, resulting in a loss of $14.8 million.

14. Derivative Instruments and Hedging Activities
Foreign Currency Derivatives
As of March 31, 2025, we had the following outstanding foreign currency forward contracts, which had the below hedge accounting designation in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
354.8 EUR	Various from April 2023 to March 2025	Various from April 2025 to March 2027	Euro ("EUR") to USD	1.10 USD	Cash flow hedge
3,662.9 MXN	Various from April 2023 to March 2025	Various from April 2025 to March 2027	USD to Mexican Peso ("MXN")	19.90 MXN	Cash flow hedge
59.0 GBP	Various from April 2023 to March 2025	Various from April 2025 to March 2027	British Pound Sterling ("GBP") to USD	1.27 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
53.5 EUR	March 27, 2025	April 30, 2025	EUR to USD	1.08 USD	Not designated
426.0 CNY	March 26, 2025	April 30, 2025	USD to Chinese Renminbi ("CNY")	7.15 CNY	Not designated
199.3 USD	Various from March 2024 to May 2024	Various from April 2025 to May 2026	USD to CNY	6.99 CNY	Not designated
1,393.8 CNY	Various September 2024	Various from April 2025 to May 2026	USD to CNY	6.82 CNY	Not designated
39,416.5 KRW	Various from May 2023 to September 2024	Various from April 2025 to July 2026	USD to Korean Won ("KRW")	1,312.27 KRW	Not designated
181.0 MXN	March 27, 2025	April 30, 2025	USD to MXN	20.45 MXN	Not designated
3.1 GBP	March 27, 2025	April 30, 2025	GBP to USD	1.29 USD	Not designated
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
As of March 31, 2025, we estimate that $12.1 million of net losses will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending March 31, 2026.
Commodity Risk Derivatives
As of March 31, 2025, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	634,228 troy oz.	April 2025 to February 2027	$29.66
Copper	5,028,817 pounds	April 2025 to February 2027	$4.25

Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$5,590	$15,717	Accrued expenses and other current liabilities	$11,802	$17,018
Foreign currency forward contracts	Other assets	938	2,936	Other long-term liabilities	2,521	4,042
Total		$6,528	$18,653		$14,323	$21,060
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$3,226	$1,413	Accrued expenses and other current liabilities	$220	$902
Commodity forward contracts	Other assets	577	73	Other long-term liabilities	36	360
Foreign currency forward contracts	Prepaid expenses and other current assets	4,853	457	Accrued expenses and other current liabilities	9,487	4,828
Foreign currency forward contracts	Other assets	393	—	Other long-term liabilities	1,135	1,760
Total		$9,049	$1,943		$10,878	$7,850
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Loss		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2025	2024		2025	2024
Foreign currency forward contracts	$(11,724)	$10,965	Net revenue	$5,027	$108
Foreign currency forward contracts	$7,526	$8,952	Cost of revenue	$(3,114)	$7,354

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2025	2024
Commodity forward contracts	$4,419	$1,099	Other, net
Foreign currency forward contracts	$(1,576)	$680	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2025, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $25.3 million. As of March 31, 2025, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
15. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. In the three months ended March 31, 2025, we realigned the definition of segment operating income to include megatrend costs, which were previously excluded from segment operating income and included in corporate and other costs. Refer to Note 1: Basis of Presentation for additional information.
Our operating segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker ("CODM"), who is our chief executive officer, in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, restructuring charges, and certain corporate costs or credits not associated with the operations of the segment, such as share-based compensation expense. Corporate and other costs excluded from an operating (and reportable) segment’s performance are separately stated below and also include costs that are related to functional areas such as finance, information technology, legal, and human resources. The CODM uses operating income primarily in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for operating income when making decisions about the allocation of operating and capital resources to each segment. Significant expenses are reviewed by the CODM on a consolidated basis and not at the operating segment level. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2024 Annual Report.
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

Some of the products and solutions sold by the Sensing Solutions segment include pressure, temperature, and position sensors, motor and compressor protectors, high-voltage contactors, solid state relays, bimetal electromechanical controls, power inverters, charge controllers, battery management systems, operator controls, and power conversion systems. Sensing Solutions products perform many functions, including prevention of damage from excess heat or electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from direct current power to alternating current power.

The following table presents net revenue, segment and non-segment operating expenses, and segment and non-segment operating income for the reportable segments and other operating results not allocated to our reportable segments for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Net revenue:
Performance Sensing	$650,416	$713,318
Sensing Solutions	260,839	257,839
Other	—	35,552
Total net revenue	$911,255	$1,006,709
Segment and non-segment operating expenses(1):
Performance Sensing	$507,540	$544,350
Sensing Solutions	184,773	185,545
Other	—	28,771
Total segment and non-segment operating expenses	$692,313	$758,666
Segment and non-segment operating income (as defined above):
Performance Sensing (1)	$142,876	$168,968
Sensing Solutions (1)	76,066	72,294
Other (1)	—	6,781
Total segment and non-segment operating income	218,942	248,043
Corporate and other	(69,189)	(63,954)
Amortization of intangible assets	(20,577)	(38,515)
Restructuring and other charges, net	(6,980)	(782)
Operating income	122,196	144,792
Interest expense	(37,973)	(38,395)
Interest income	4,290	3,738
Other, net	2,128	(11,544)
Income before taxes	$90,641	$98,591
___________________________________
(1)    Other segment and non-segment expenses include associated cost of revenue, research and development, and selling, general and administrative expenses.
The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Depreciation and amortization:
Performance Sensing	$24,982	$23,960
Sensing Solutions	3,890	4,124
Corporate and other (1)	32,667	43,954
Total depreciation and amortization	$61,539	$72,038
__________________________
(1)Included within corporate and other is amortization of intangible assets, accelerated depreciation recognized in connection with restructuring actions, and depreciation of certain assets. We do not allocate these amounts to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents additions to PP&E and capitalized software for our reportable segments and corporate and other for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$23,050	$31,013
Sensing Solutions	3,063	3,263
Corporate and other	6,462	7,854
Total additions to property, plant and equipment and capitalized software	$32,575	$42,130

Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the three months ended March 31, 2025 and 2024. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the three months ended
	March 31, 2025	March 31, 2024
Net revenue:
Americas	$372,450	$429,108
Europe	252,463	284,737
Asia and rest of world	286,342	292,864
Net revenue	$911,255	$1,006,709

	For the three months ended
	March 31, 2025	March 31, 2024
Net revenue:
United States	$344,990	$395,400
China	174,594	179,408
The Netherlands	217,774	246,611
United Kingdom	26,921	28,899
All other	146,976	156,391
Net revenue	$911,255	$1,006,709
The following tables present PP&E, net, by geographic area and by significant country as of March 31, 2025 and 2024. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	March 31, 2025	December 31, 2024
Property, plant and equipment, net:
Americas	$295,796	$301,900
Europe	141,133	141,396
Asia and rest of world	375,355	378,357
Property, plant and equipment, net	$812,284	$821,653

	March 31, 2025	December 31, 2024
Property, plant and equipment, net:
United States	$116,260	$121,783
China	259,293	266,104
Mexico	179,402	179,980
Bulgaria	104,725	108,093
United Kingdom	24,471	21,147
Malaysia	111,565	108,118
All other	16,568	16,428
Property, plant and equipment, net	$812,284	$821,653

16. Disposals
Insights Business
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to an affiliate of Balmoral Funds ("the Buyer"). The closing of the transaction ("Closing") occurred in the third quarter of 2024, at which time net assets transferred to the Buyer.
Concurrent with the Closing, the parties entered into a Transition Services Agreement ("TSA") and a Supply Agreement. The terms of the TSA require that we provide various forms of commercial, operational, and back-office support to the Buyer. The Supply Agreement commenced at Closing and has a term of five years or less. The terms of this agreement require that we sell certain tire pressure monitoring system products to the Buyer over the term of the agreement.
For the three months ended March 31, 2024, the Insights Business was included in our Other segment.
Magnetic Speed and Position Business ("MSP Business")
In November 2024, we executed a purchase agreement whereby we agreed to sell the MSP Business to a third party. The closing of the transaction occurred in the first quarter of 2025, at which time net assets transferred to the Buyer.
17. Subsequent Events
On April 6, 2025, we experienced a ransomware incident that encrypted certain devices in our network. Upon discovery, we immediately activated our response protocols, implemented containment measures, including proactively taking our network offline, and launched an investigation with the assistance of third-party cybersecurity professionals. In coordination with legal counsel, we have notified law enforcement about the matter and are supporting its investigation.

The incident temporarily impacted our operations, including shipping, receiving, manufacturing production, and various other support functions to varying degrees over approximately a two-week period. Our ongoing investigation has identified evidence that files were taken from our environment. We are working to identify and review the files involved and will take additional actions as appropriate based on our review, including notifying individuals and regulatory authorities in accordance with applicable law.

As of the date of these financial statements, we do not expect this incident to have a material impact on the Company’s financial results and operations for the second quarter ending June 30, 2025 nor the full year ending December 31, 2025; however, the full scope and impact of this incident is not yet known and could result in a future determination that the incident will be material to our financial statements and results of operations.

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
A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements, including, but not limited to, risks related to instability and changes in the global markets, supplier interruption or non-performance, changes in trade-related tariffs and risks with uncertain trade environments, the acquisition or disposition of businesses, adverse conditions or competition in the industries upon which we are dependent, intellectual property, product liability, warranty, and recall claims, public health crises, market acceptance of new product introductions and product innovations, labor disruptions or increased labor costs, changes in existing environmental or safety laws, regulations, and programs, and the impact of our recently reported cybersecurity incident or other incidents that may occur in the future.
Investors and others should carefully consider the foregoing factors and other uncertainties, risks, and potential events including, but not limited to, those described in Item 1A: Risk Factors included in our 2024 Annual Report and as may be updated from time to time in Item 1A: Risk Factors included in our quarterly reports on Form 10-Q or other subsequent filings with the United States Securities and Exchange Commission. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements, and should be read in conjunction with, the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto (the "Financial Statements") included elsewhere in this Report. Amounts and percentages in the following discussions and tables have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue for the three months ended March 31, 2025 was $911.3 million, a decrease of 9.5% on a reported basis compared to $1,006.7 million in the prior period. Excluding a decrease of 0.6% attributed to changes in foreign currency exchange rates and a decrease of 4.5% related to the effect of disposals, net revenue decreased 4.4% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline).
Operating income for the three months ended March 31, 2025 was $122.2 million (13.4% of net revenue), a decrease of $22.6 million, or 15.6% compared to operating income of $144.8 million (14.4% of net revenue) in the three months ended March 31, 2024. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three months ended March 31, 2025 compared to the prior year period.
We generated $119.2 million of operating cash flows in the three months ended March 31, 2025, ending the quarter with $588.1 million in cash and cash equivalents. In the three months ended March 31, 2025, we used cash of approximately $32.6 million for capital expenditures, $17.9 million for payment of cash dividends, and $100.5 million for share repurchases as part of our share repurchase plan.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We have derived the results of operations from the Financial Statements included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2025		March 31, 2024
	Amount	Percent	Amount	Percent
Net revenue:
Performance Sensing	$650.4	71.4%	$713.3	70.9%
Sensing Solutions	260.8	28.6	257.8	25.6
Other	—	—	35.6	3.5
Net revenue	911.3	100.0	1,006.7	100.0
Operating costs and expenses	789.1	86.6	861.9	85.6
Operating income	122.2	13.4	144.8	14.4
Interest expense	(38.0)	(4.2)	(38.4)	(3.8)
Interest income	4.3	0.5	3.7	0.4
Other, net	2.1	0.2	(11.5)	(1.1)
Income before taxes	90.6	9.9	98.6	9.8
Provision for income taxes	20.7	2.3	22.6	2.2
Net income	$69.9	7.7%	$76.0	7.6%
Net Revenue
Net revenue for the three months ended March 31, 2025 decreased 9.5% compared to the prior period. Net revenue decreased 4.4% on an organic basis, which excludes a decrease of 0.6% attributed to changes in foreign currency exchange rates and a decrease of 4.5% due primarily to the effects of the divestiture of the Insights business in the third quarter of 2024.
Performance Sensing
Performance Sensing net revenue for the three months ended March 31, 2025 decreased 8.8% on a reported basis and 7.5% on an organic basis compared to the prior period, which was primarily due to decreases in automotive and HVOR production levels in North America and Europe.
Sensing Solutions
Sensing Solutions net revenue for the three months ended March 31, 2025 increased 1.2% on a reported basis and 3.8% on an organic basis compared to the prior period, which is primarily growth in our industrial market.

Operating costs and expenses
Operating costs and expenses for the three months ended March 31, 2025 and 2024 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2025		March 31, 2024
	Amount	Percent	Amount	Percent
Operating costs and expenses:
Cost of revenue	$638.7	70.1%	$689.3	68.5%
Research and development	36.8	4.0	45.3	4.5
Selling, general and administrative	86.0	9.4	88.0	8.7
Amortization of intangible assets	20.6	2.3	38.5	3.8
Restructuring and other charges, net	7.0	0.8	0.8	0.1
Total operating costs and expenses	$789.1	86.6%	$861.9	85.6%
Cost of revenue
For the three months ended March 31, 2025, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the unfavorable effect of changes in foreign currency exchange rates, (2) the net impacts of inflation on material and logistics costs and pricing recoveries from customers, and (3) unfavorable product mix.
Research and development expense
For the three months ended March 31, 2025, research and development expense did not fluctuate materially from the prior year period.
Selling, general and administrative expense
For the three months ended March 31, 2025, SG&A expense did not fluctuate materially from the prior year period.
Amortization of intangible assets
For the three months ended March 31, 2025, amortization of intangible assets decreased from the prior period, primarily due to the divestiture of the Insights Business, resulting in approximately $9.8 million lower amortization expense during fiscal year 2025, and the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Restructuring and other charges, net
In the three months ended March 31, 2025, restructuring and other charges, net increased from the prior year period, primarily due to the loss on the sale of the Magnetic Speed and Positioning business and charges associated with the 2H 2024 Plan.
Refer to Note 5: Restructuring and Other Charges, Net and Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information regarding the components of restructuring and other charges, net.
Operating income
For the three months ended March 31, 2025, operating income was $122.2 million, compared to $144.8 million in the prior period. This unfavorable impact was driven primarily by (1) the impact of organic revenue declines and manufacturing efficiencies, (2) the disposition of the Insights business in the third quarter of 2024, and (3) the unfavorable impact of foreign exchange rates, partially offset by (1) a $17.9 million decrease in amortization of intangibles and (2) cost savings as a result of actions taken as part of the 2H 2024 and Q3 2023 Plans.
Interest expense
For the three months ended March 31, 2025, interest expense did not fluctuate materially from the prior year period.
Interest income
For the three months ended March 31, 2025, interest income did not fluctuate materially from the prior year period.

Other, net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost.
For the three months ended March 31, 2025, other, net represented a net gain of $2.1 million, a favorable impact on earnings of $13.7 million compared to a net loss of $11.5 million in the prior period. This favorable impact was primarily due to the gain on commodity forward contracts and the absence of a $14.8 million loss recognized in the first quarter of 2024 as a result of observable price changes related to an equity investment held using the measurement alternative.
Refer to Note 13: Fair Value Measures and Note 6: Other, Net of the Financial Statements, included elsewhere in this Report, for additional details of our hedge accounting contracts and the components of other, net, respectively.
Provision for income taxes
The provision for income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards and tax credits, and (c) changes in withholding taxes on unremitted earnings.
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
Organic revenue growth (or decline) and market outgrowth
Organic revenue growth (or decline) is defined as the reported percentage change in net revenue calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign exchange rate differences as well as the net impact of material acquisitions and divestitures and product life-cycle management for the 12-month period following the respective transaction date(s).
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, interest income, and provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, and (3) other, net activities. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments.
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

•Restructuring related and other: includes net charges related to certain restructuring and other exit activities, other costs (or income) that we believe are either unique or unusual to the identified reporting period, and the impact of commodity forward contacts that we believe impact comparisons to prior period operating results. Such costs include charges related to optimization of our manufacturing processes to increase productivity. This type of activity occurs periodically; however, each action is unique, discrete, and driven by various facts and circumstances. Such amounts are excluded from internal financial statements and analyses that management uses in connection with financial planning and in its review and assessment of our operating and financial performance, including the performance of our segments.

•Financing and other transaction costs: includes costs incurred, such as legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or equity financing transaction, expenses related to compensation arrangements entered into concurrent with the closing of an acquisition, adjustments related to changes in the fair value of acquisition-related contingent consideration amounts, and historical adjustments to exclude step-up depreciation in our non-GAAP measures. Beginning with the three months ended December 31, 2024, we discontinued the use of adjustments to exclude step-up depreciation in our non-GAAP measures. Prior periods have not been recast.

•Amortization of intangible assets: includes amortization of intangible assets. Beginning with the three months ended December 31, 2024, we started adjusting operating income and net income to exclude the amortization of all our intangible assets. Prior periods have not been recast.

•Other, net: includes expenses (or income) recorded within Other, net on our condensed consolidated statements of operations. Beginning with the three months ended March 31, 2025, we started adjusting net income to exclude the impacts of these losses (or gains). Prior periods have been recast. Refer to Note 6: Other, Net of the Financial Statements, included elsewhere in this Quarterly Report, for additional details of the components of Other, net.
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
Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended March 31, 2025 and 2024. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended March 31, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$122.2	13.4%	$20.7	$69.9	$0.47
Non-GAAP adjustments:
Restructuring related and other (a)	18.3	2.0	1.6	19.9	0.13
Financing and other transaction costs (b)	5.4	0.6	—	5.4	0.04
Amortization of intangible assets (c)	20.6	2.3	—	20.6	0.14
Amortization of debt issuance costs	—	—	—	1.2	0.01
Other, net	—	—	(0.5)	(2.6)	(0.02)
Deferred taxes and other tax related	—	—	2.2	2.2	0.02
Total adjustments	44.3	4.9	3.3	46.7	0.31
Adjusted (non-GAAP)	$166.5	18.3%	$17.4	$116.6	$0.78

	For the three months ended March 31, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$144.8	14.4%	$22.6	$76.0	$0.50
Non-GAAP adjustments:
Restructuring related and other (a)	2.0	0.2	(0.4)	1.6	0.01
Financing and other transaction costs (b)	4.6	0.5	(0.2)	4.4	0.03
Amortization of intangible assets (c)	37.1	3.7	—	37.1	0.25
Amortization of debt issuance costs	—	—	—	1.6	0.01
Other, net	—	—	0.4	12.0	0.08
Deferred taxes and other tax related	—	—	1.3	1.3	0.01
Total adjustments	43.7	4.3	1.1	58.0	0.38
Adjusted (non-GAAP)	$188.5	18.7%	$21.5	$134.0	$0.89
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for the three months ended March 31, 2025 and 2024 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended March 31,
(In millions)	2025	2024
Business and corporate repositioning (i)	$18.1	$2.4
Other	0.2	(0.4)
Income tax effect (ii)	1.6	(0.4)
Total non-GAAP restructuring related and other (iii)	$19.9	$1.6
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business, including severance, contract termination costs, charges related to asset write-downs, and other various restructuring-related charges.
ii.We treat deferred taxes as a non-GAAP adjustment. Accordingly, the income tax effect of the restructuring related and other non-GAAP adjustment refers only to the current income tax effect.
iii.Total presented is the non-GAAP adjustment to net income. Certain portions of these adjustments are non-operating and are excluded from the non-GAAP adjustments to operating income.
(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for the three months ended March 31, 2025 and 2024 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended March 31,
(In millions)	2025	2024
Transaction loss (i)	$4.7	$3.1
Merger and acquisition compensation arrangements (ii)	0.7	1.3
Acquisition-related depreciation	—	0.2
Income tax effect (iii)	—	(0.2)
Total financing and other transaction costs (iv)	$5.4	$4.4
__________________________
i.Primarily includes losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or other transaction. In the three months ended March 31, 2025, this line includes costs and losses associated with the disposition of the Magnetic Speed and Positioning ("MSP") Business. Refer to Note 16: Disposals for further information on this transaction.
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

(c)    In the three months ended December 31, 2024, we discontinued the use of adjustments to exclude step-up depreciation in our non-GAAP measures and we adjusted operating income and net income to exclude the amortization of all our intangible assets. The three months ended March 31, 2024 have not been recast. If we had recast this non-GAAP measure for the three months ended March 31, 2024, adjusted operating income and adjusted net income would have increased by an additional $1.1 million.
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the three months ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities (GAAP)	$119.2	$106.5
Additions to property, plant and equipment and capitalized software	(32.6)	(42.1)
Free cash flow (non-GAAP)	$86.6	$64.4
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended March 31,
(In millions)	2025	2024
Corporate and other expenses (GAAP)	$(69.2)	$(64.0)
Restructuring related and other	15.8	2.2
Financing and other transaction costs	1.0	3.6
Total adjustments	16.8	5.8
Adjusted corporate and other expenses (non-GAAP)	$(52.4)	$(58.1)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended March 31,
(In millions)	LTM	2025	2024
Net income	$122.4	$69.9	$76.0
Interest expense, net	138.6	33.7	34.7
(Benefit from)/provision for income taxes	(142.2)	20.7	22.6
Depreciation expense	174.6	41.0	33.5
Amortization of intangible assets	127.8	20.6	38.5
EBITDA	421.2	185.9	205.3
Non-GAAP adjustments
Restructuring related and other	296.6	11.0	2.0
Financing and other transaction costs	134.2	5.4	4.4
Other, net	7.8	(2.1)	11.5
Adjusted EBITDA	$859.8	$200.2	$223.2

The following table provides a reconciliation of total debt and finance lease obligations in accordance with U.S. GAAP to gross and net leverage ratios.

(Dollars in millions)	March 31, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations	$2.1	$2.4
Finance lease obligations, less current portion	20.6	21.0
Long-term debt, net	3,177.3	3,176.1
Total debt and finance lease obligations	3,200.0	3,199.5
Less: debt premium, net	0.9	1.0
Less: deferred financing costs	(23.7)	(24.9)
Total gross indebtedness	$3,222.8	$3,223.4
Adjusted EBITDA (LTM)	$859.8	$882.8
Gross leverage ratio	3.7	3.7

Total gross indebtedness	$3,222.8	$3,223.4
Less: cash and cash equivalents	588.1	593.7
Net debt	$2,634.6	$2,629.7
Adjusted EBITDA (LTM)	$859.8	$882.8
Net leverage ratio	3.1	3.0
Liquidity and Capital Resources
As of March 31, 2025 and December 31, 2024, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	March 31, 2025	December 31, 2024
United Kingdom	$6.2	$4.4
United States	3.3	6.9
The Netherlands	358.2	256.3
China	161.9	272.2
Other	58.5	53.9
Total	$588.1	$593.7
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

Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of March 31, 2025
(In millions)	United States Dollar ("USD")	Euro ("EUR")	British Pound Sterling ("GBP")	Chinese Renminbi ("CNY")	Other
United Kingdom	$0.2	€0.0	£4.6	¥—
United States	3.3	0.0	—	—
The Netherlands	346.9	10.1	0.4	—
China	77.9	—	—	610.1
Other	42.2	1.4	—	—
Total	$470.5	€11.5	£5.0	¥610.1
USD Equivalent		$12.4	$6.5	$84.0	$14.7

	As of December 31, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.1	€0.0	£3.1	¥—
United States	6.9	0.0	0.0	—
The Netherlands	247.8	7.4	0.5	—
China	73.1	—	—	1,453.6
Other	41.3	2.3	—	—
Total	$369.2	€9.7	£3.6	¥1,453.6
USD Equivalent		$10.1	$4.5	$199.2	$10.7
Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2025 and 2024. We have derived these summarized statements of cash flows from the Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2025	March 31, 2024
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$141.9	$169.4
Changes in operating assets and liabilities, net	(22.7)	(62.9)
Operating activities	119.2	106.5
Investing activities	(6.9)	(42.1)
Financing activities	(119.1)	(107.9)
Effects of exchange rate differences	1.3	(4.2)
Net change	$(5.5)	$(47.7)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2025 increased compared to the corresponding period of the prior year, primarily due to favorable changes in working capital, partially offset by lower cash provided by earnings.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2025 was $6.9 million compared to a use of cash of $42.1 million for the corresponding period of the prior year. This change was primarily due to a reduction in capital expenditures and proceeds received from the sale of the MSP Business. Refer to Note 16: Disposals for additional information. For fiscal year 2025, we anticipate capital expenditures of approximately $150.0 million, which we expect to fund with cash on hand.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2025 increased compared to the corresponding period of the prior year, primarily due to an increase in the amount of cash paid to repurchase ordinary shares, partially offset by the payment of $79.4 million to repurchase the remaining equity interest in a joint venture in the prior year. Refer to Note 12: Shareholders' Equity for additional information.
Indebtedness and Liquidity
As of March 31, 2025, we had $3.2 billion in gross indebtedness, which includes finance lease obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of March 31, 2025, we had $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2025, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased under certain circumstances.
We believe, based on our current level of operations and taking into consideration the restrictions and covenants included in the Credit Agreement, Revolving Credit Facility, and Senior Notes Indentures, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, dividend payments, ordinary share repurchases, and debt service for at least the next twelve months. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short and long term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 25, 2025, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a positive outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2025.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2024 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2025, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $302.5 million remained available as of March 31, 2025. In the three months ended March 31, 2025, and 2024, we repurchased 3.5 million and 0.3 million ordinary shares under the September 2023 Program.

Dividends
In the three months ended March 31, 2025 and 2024, we paid aggregate cash dividends of $17.9 million and $18.1 million, respectively. On April 21, 2025, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable on May 28, 2025 to shareholders of record as of May 14, 2025.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2024 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to our critical accounting policies and estimates, as previously disclosed, have occurred during the first three months of 2025.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2024. For a discussion of market risks affecting us, refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk included in our 2024 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described below. As of December 31, 2024, the Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company's control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Although these material weaknesses did not result in a material misstatement to our audited consolidated financial statements for the year ended December 31, 2024, they have been identified as material weaknesses because there is a possibility that they could lead to a material misstatement of account balances or disclosures.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Engaged a third party to assist in development and formalization of a risk assessment process across the organization to identify risks and design new controls or enhance existing controls responsive to such risks to ensure timely and accurate financial reporting based on criteria established in the COSO framework. We are in various stages of this risk assessment process and control development process, including assessing and documenting control gaps and remediating existing control gaps.
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
Item 1A.Risk Factors.
Information regarding risk factors appears in Part I, Item 1A: Risk Factors, included in our 2024 Annual Report. There have been no material changes to the risk factors disclosed therein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2025	523	$27.58	—	$403.0
February 1 through February 28, 2025	1,354,092	$29.70	1,353,277	$362.8
March 1 through March 31, 2025	2,182,628	$27.64	2,181,701	$302.5
Quarter total	3,537,243	$28.43	3,534,978	$302.5
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 523, 815, and 927 ordinary shares withheld in January 2025, February 2025, and March 2025, respectively, representing a total aggregate fair value of $0.1 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
During the three-month fiscal period ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1
Form of Inducement Performance-based Restricted Stock Unit Award (Replacement Award), between Stephan von Schuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on April 17, 2025).

10.2
Form of Inducement Performance-based Restricted Stock Award, between Stephan von Schuckmann and Sensata Technologies plc (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on April 17, 2025).

10.3	Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. *†

10.4	Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan. *†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2025

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Stephan von Schuckmann
(Stephan von Schuckmann) Chief Executive Officer (Principal Executive Officer)

/s/ Brian Roberts
(Brian Roberts) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Vice President and Chief Accounting Officer (Principal Accounting Officer)