Form 10-Q
period 2025-06-30
Sensata Technologies Holding plc
filed 2025-07-29
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2025, 145,639,006 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$661,777	$593,670
Accounts receivable, net of allowances of $19,338 and $20,524 as of June 30, 2025 and December 31, 2024, respectively	785,192	660,180
Inventories	636,021	614,455
Prepaid expenses and other current assets	157,030	158,934
Total current assets	2,240,020	2,027,239
Property, plant and equipment, net	806,003	821,653
Goodwill	3,383,845	3,383,800
Other intangible assets, net of accumulated amortization of $2,562,191 and $2,561,335 as of June 30, 2025 and December 31, 2024, respectively	453,582	492,878
Deferred income tax assets	279,301	288,189
Other assets	107,321	129,505
Total assets	$7,270,072	$7,143,264
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2,156	$2,414
Accounts payable	469,863	362,186
Income taxes payable	41,246	29,417
Accrued expenses and other current liabilities	313,847	317,341
Total current liabilities	827,112	711,358
Deferred income tax liabilities	241,090	235,689
Pension and other post-retirement benefit obligations	31,298	27,910
Finance lease obligations, less current portion	19,968	20,984
Long-term debt, net	3,178,457	3,176,098
Other long-term liabilities	91,936	80,782
Total liabilities	4,389,861	4,252,821
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 176,868 and 176,541 shares issued as of June 30, 2025 and December 31, 2024, respectively	2,260	2,257
Treasury shares, at cost, 31,230 and 26,994 shares as of June 30, 2025 and December 31, 2024, respectively	(1,402,651)	(1,282,051)
Additional paid-in capital	1,883,944	1,872,577
Retained earnings	2,431,819	2,340,203
Accumulated other comprehensive loss	(35,161)	(42,543)
Total shareholders' equity	2,880,211	2,890,443
Total liabilities and shareholders' equity	$7,270,072	$7,143,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue	$943,384	$1,035,535	$1,854,639	$2,042,244
Operating costs and expenses:
Cost of revenue	657,104	724,414	1,295,771	1,413,674
Research and development	32,589	45,325	69,398	90,639
Selling, general and administrative	87,833	93,273	173,859	181,319
Amortization of intangible assets	21,184	39,085	41,761	77,600
Restructuring and other charges, net	6,612	3,491	13,592	4,273
Total operating costs and expenses	805,322	905,588	1,594,381	1,767,505
Operating income	138,062	129,947	260,258	274,739
Interest expense	(37,679)	(40,863)	(75,652)	(79,258)
Interest income	4,467	5,802	8,757	9,540
Other, net	930	4,097	3,058	(7,447)
Income before taxes	105,780	98,983	196,421	197,574
Provision for income taxes	45,112	27,280	65,834	49,850
Net income	$60,668	$71,703	$130,587	$147,724
Basic net income per share	$0.41	$0.48	$0.89	$0.98
Diluted net income per share	$0.41	$0.47	$0.88	$0.98
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$60,668	$71,703	$130,587	$147,724
Other comprehensive income/(loss), net of tax:
Cash flow hedges	(2,264)	(14,768)	(6,799)	(5,526)
Defined benefit and retiree healthcare plans	10	208	504	435
Currency translation adjustment	9,753	(3,898)	13,677	(18,619)
Other comprehensive income/(loss)	7,499	(18,458)	7,382	(23,710)
Comprehensive income	$68,167	$53,245	$137,969	$124,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$130,587	$147,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,300	67,016
Amortization of debt issuance costs	2,359	3,193
Loss on sale of business	3,916	—
Share-based compensation	11,367	11,944
Amortization of intangible assets	41,761	77,600
Deferred income taxes	17,267	6,056
Loss on equity investments, net	—	14,306
Other non-cash loss/(gain), net	15,819	(9,862)
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable, net	(96,060)	(69,440)
Inventories	(24,363)	3,158
Prepaid expenses and other current assets	(4,760)	(6,699)
Accounts payable and accrued expenses	82,457	11,798
Income taxes payable	4,278	(9,099)
Other	1,175	2,248
Net cash provided by operating activities	260,103	249,943
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(57,960)	(87,188)
Proceeds from the sale of business, net of cash sold	25,635	—
Other	(1,281)	1,994
Net cash used in investing activities	(33,606)	(85,194)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	—	4,605
Payment of employee restricted stock tax withholdings	(3,512)	(6,980)
Proceeds from borrowings on debt	—	500,000
Payments on debt	(1,208)	(566)
Dividends paid	(35,456)	(36,148)
Payments to repurchase ordinary shares	(120,600)	(10,052)
Purchase of noncontrolling interest in joint venture	—	(79,393)
Payments of debt financing costs	—	(6,376)
Net cash (used in)/provided by financing activities	(160,776)	365,090
Effect of exchange rate changes on cash and cash equivalents	2,386	(4,891)
Net change in cash and cash equivalents	68,107	524,948
Cash and cash equivalents, beginning of year	593,670	508,104
Cash and cash equivalents, end of period	$661,777	$1,033,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of March 31, 2025	176,548	$2,257	(30,529)	$(1,382,551)	$1,879,428	$2,392,160	$(42,660)	$2,848,634
Surrender of shares for tax withholding	—	—	(142)	(3,451)	—	—	—	(3,451)
Vesting of restricted securities	462	5	—	—	—	(5)	—	—
Cash dividends paid	—	—	—	—	—	(17,555)	—	(17,555)
Repurchase of ordinary shares	—	—	(701)	(20,100)	—	—	—	(20,100)
Retirement of ordinary shares	(142)	(2)	142	3,451	—	(3,449)	—	—
Share-based compensation	—	—	—	—	4,516	—	—	4,516
Net income	—	—	—	—	—	60,668	—	60,668
Other comprehensive income	—	—	—	—	—	—	7,499	7,499
Balance as of June 30, 2025	176,868	$2,260	(31,230)	$(1,402,651)	$1,883,944	$2,431,819	$(35,161)	$2,880,211

Balance as of December 31, 2024	176,541	$2,257	(26,994)	$(1,282,051)	$1,872,577	$2,340,203	$(42,543)	$2,890,443
Surrender of shares for tax withholding	—	—	(144)	(3,512)	—	—	—	(3,512)
Vesting of restricted securities	471	5	—	—	—	(5)	—	—
Cash dividends paid	—	—	—	—	—	(35,456)	—	(35,456)
Repurchase of ordinary shares	—	—	(4,236)	(120,600)	—	—	—	(120,600)
Retirement of ordinary shares	(144)	(2)	144	3,512	—	(3,510)	—	—
Share-based compensation	—	—	—	—	11,367	—	—	11,367
Net income	—	—	—	—	—	130,587	—	130,587
Other comprehensive income	—	—	—	—	—	—	7,382	7,382
Balance as of June 30, 2025	176,868	$2,260	(31,230)	$(1,402,651)	$1,883,944	$2,431,819	$(35,161)	$2,880,211

Balance as of March 31, 2024	175,839	$2,249	(25,365)	$(1,223,212)	$1,837,647	$2,353,440	$4,710	$2,974,834
Surrender of shares for tax withholding	—	—	(185)	(6,851)	—	—	—	(6,851)
Stock options exercised	119	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	548	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(18,092)	—	(18,092)
Retirement of ordinary shares	(185)	(2)	185	6,851	—	(6,849)	—	—
Share-based compensation	—	—	—	—	3,811	—	—	3,811
Net income	—	—	—	—	—	71,703	—	71,703
Other comprehensive loss	—	—	—	—	—	—	(18,458)	(18,458)
Balance as of June 30, 2024	176,321	$2,254	(25,365)	$(1,223,212)	$1,846,062	$2,400,196	$(13,748)	$3,011,552

Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
Surrender of shares for tax withholding	—	—	(188)	(6,980)	—	—	—	(6,980)
Stock options exercised	119	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	558	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(36,148)	—	(36,148)
Repurchase of ordinary shares	—	—	(275)	(10,052)	—	—	—	(10,052)
Retirement of ordinary shares	(188)	(2)	188	6,980	—	(6,978)	—	—
Share-based compensation	—	—	—	—	11,944	—	—	11,944
Purchase of noncontrolling interest in joint venture		—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	147,724	—	147,724
Other comprehensive loss	—	—	—	—	—	—	(23,710)	(23,710)
Balance as of June 30, 2024	176,321	$2,254	(25,365)	$(1,223,212)	$1,846,062	$2,400,196	$(13,748)	$3,011,552
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
We present financial information for two reportable segments, Performance Sensing ("PS") and Sensing Solutions ("SS"). Additionally, our business strategy involves leveraging new and emerging technologies, which complement our existing product offerings, and we refer to these trends collectively as “megatrends.” Our operating segments’ performance is primarily evaluated based on segment operating income. In the three months ended March 31, 2025, we realigned the definition of segment operating income to include megatrend costs, which were previously excluded from segment operating income and included in corporate and other costs. Prior period amounts in this Quarterly Report on Form 10-Q have been recast to reflect this realignment and to conform to current year presentation. Refer to Note 15: Segment Reporting for additional information.
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

3. Revenue Recognition
The following table presents net revenue disaggregated by end market for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025				For the three months ended June 30, 2024
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive	$495,542	$31,742	$—	$527,284	$543,158	$32,389	$—	$575,547
HVOR	156,683	6,801	—	163,484	180,763	7,530	—	188,293
Industrial	—	161,817	—	161,817	—	141,541	—	141,541
HVAC	—	42,970	—	42,970	—	41,240	—	41,240
Aerospace	—	47,829	—	47,829	—	45,371	—	45,371
Other	—	—	—	—	—	—	43,543	43,543
Total	$652,225	$291,159	$—	$943,384	$723,921	$268,071	$43,543	$1,035,535

	For the six months ended June 30, 2025				For the six months ended June 30, 2024
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive	$996,496	$62,248	$—	$1,058,744	$1,073,782	$64,797	$—	$1,138,579
HVOR	306,145	12,403	—	318,548	363,457	14,388	—	377,845
Industrial	—	300,385	—	300,385	—	275,890	—	275,890
HVAC	—	81,884	—	81,884	—	79,311	—	79,311
Aerospace	—	95,078	—	95,078	—	91,524	—	91,524
Other	—	—	—	—	—	—	79,095	79,095
Total	$1,302,641	$551,998	$—	$1,854,639	$1,437,239	$525,910	$79,095	$2,042,244
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	$—	$569	$—	$569
Restricted securities	4,516	3,242	11,367	11,375
Share-based compensation expense	$4,516	$3,811	$11,367	$11,944
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") during the six months ended June 30, 2025:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors, various executives, and employees	RSU (1)	140	$26.23
Various executives and employees	RSU (2)	904	$24.66
Various executives and employees	PRSU (3)	248	$24.23
Various executives and employees	PRSU (4)	248	$25.64
____________________________________
(1)    These awards cliff vest up to one year from the grant date (various dates between January 2026 and June 2026).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2028 and June 2028.
(3)    These PRSUs vest in April 2028. The number of units that ultimately vest will be between 0% and 150% and is dependent on the achievement of certain performance criteria.
(4)    These awards include certain PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (in April 2028) will be from

0% to 150%, depending on achievement of these performance criteria. Total grant date value of these PRSUs is approximately $6.4 million and was valued using the Monte Carlo method.
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
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions were executed or planned, are expected to impact approximately 240 positions. Over the life of the 2H 2024 Plan, we expect to incur restructuring charges of between $15.5 million and $16.5 million, primarily related to reductions-in-force. The majority of the actions under the 2H 2024 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
Q3 2023 Plan
In the year ended December 31, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions were executed or planned, impacted 505 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $26.7 million and $27.6 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
Summary
The following table presents the components of restructuring and other charges, net for the three and six months ended June 30, 2025, and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
2H 2024 Plan, net	$1,307	$—	$3,761	$—
Q3 2023 Plan, net	1,884	(303)	2,802	295
Other restructuring and other charges, net
Severance charges, net	1,262	2,464	1,182	2,455
Facility and other exit costs	—	32	—	200
Loss on sale of business	—	—	4,420	—
Acquisition-related compensation arrangements (1)	—	955	—	1,910
Other	2,159	343	1,427	(587)
Restructuring and other charges, net	$6,612	$3,491	$13,592	$4,273
___________________________________
(1) Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets set at the time of acquisition.

The following table presents a rollforward of our severance liability, which is primarily related to the 2H 2024 Plan, for the six months ended June 30, 2025:

Total
Balance as of December 31, 2024	6,087
Charges, net of reversals	1,958
Payments	(4,308)
Foreign currency remeasurement	265
Balance as of June 30, 2025	$4,002
The severance liability as of June 30, 2025 and December 31, 2024 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
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
6. Other, Net
The following table presents the components of other, net for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Currency remeasurement gain/(loss) on net monetary assets	$399	$3,398	$(60)	$4,429
Loss on foreign currency forward contracts	(2,519)	(1,837)	(4,095)	(1,157)
Gain on commodity forward contracts	1,593	4,977	6,012	6,076
Gain/(loss) on equity investments, net (1)	1,012	(1,019)	1,027	(14,306)
Net periodic benefit cost, excluding service cost	(630)	(820)	(1,157)	(1,661)
Other	1,075	(602)	1,331	(828)
Other, net	$930	$4,097	$3,058	$(7,447)
___________________________________
(1)    The six months ended June 30, 2024 primarily includes a loss on an equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments—Equity Securities. Refer to Note 13: Fair Value Measures for additional information.
7. Income Taxes
The following table presents the provision for income taxes for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Provision for income taxes	$45,112	$27,280	$65,834	$49,850
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

In July 2025, the U.S. enacted the One Big Beautiful Bill Act, which introduced significant changes to the federal tax code such as the permanent extension of select Tax Cuts and Jobs Act measures, updates to international tax rules, and the reinstatement of favorable business tax treatments. The One Big Beautiful Bill Act includes multiple effective dates, with some provisions retroactive to January 1, 2025, and others will become effective through 2027. The Company is currently evaluating the impact on our consolidated financial statements and disclosures.
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and six months ended June 30, 2025 and 2024 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic weighted-average ordinary shares outstanding	146,209	150,845	147,354	150,663
Dilutive effect of stock options	—	8	—	4
Dilutive effect of unvested restricted securities	300	276	309	358
Diluted weighted-average ordinary shares outstanding	146,509	151,129	147,663	151,025
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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Anti-dilutive shares excluded	1,362	1,239	1,250	1,501
Contingently issuable shares excluded	1,014	929	854	995
9. Inventories
The following table presents the components of inventories as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Finished goods	$183,558	$193,167
Work-in-process	151,747	134,423
Raw materials	300,716	286,865
Inventories	$636,021	$614,455

10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of June 30, 2025 and December 31, 2024:

	Maturity Date	June 30, 2025	December 31, 2024
4.0% Senior Notes	April 15, 2029	1,000,000	1,000,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
6.625% Senior Notes	July 15, 2032	500,000	500,000
Plus: debt premium, net of discount		880	997
Less: deferred financing costs		(22,423)	(24,899)
Long-term debt, net		$3,178,457	$3,176,098

Finance lease obligations		$22,124	$23,398
Less: current portion		(2,156)	(2,414)
Finance lease obligations, less current portion		$19,968	$20,984
Our indebtedness as of June 30, 2025 and December 31, 2024 consists of various tranches of senior unsecured notes as shown in the table above. We also have secured credit facilities (the "Senior Secured Credit Facilities") which provide for our $750.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2024 Annual Report for additional information related to our indebtedness.
Revolving Credit Facility
As of June 30, 2025, we had $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2025, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, accrued interest totaled $51.6 million and $55.2 million, respectively.
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
Cybersecurity Incident
In April 2025, we experienced a ransomware incident that encrypted certain devices in our network. The incident temporarily impacted our operations, but the incident did not have a material impact on the Company’s financial results and operations for the three and six months ended June 30, 2025.
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

Cash Dividends
In the three and six months ended June 30, 2025, we paid aggregate cash dividends of $17.6 million and $35.5 million, respectively, compared to $18.1 million and $36.1 million in the three and six months ended June 30, 2024, respectively. In July 2025, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in August 2025 to shareholders of record as of August 13, 2025.
Treasury Shares
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by the Board at any time. Under these programs, we may repurchase ordinary shares at such times and in amounts to be determined by our management, based on market conditions, legal requirements, and other corporate considerations, on the open market or in privately negotiated transactions, provided that such transactions were completed pursuant to an agreement and with a third party approved by our shareholders at the annual general meeting. Ordinary shares repurchased by us are recognized, measured at cost, and presented as treasury shares on our consolidated balance sheets, resulting in a reduction of shareholders' equity. In September 2023, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the “September 2023 Program”), which became effective on October 1, 2023.
In the three months ended June 30, 2025, we repurchased 0.7 million ordinary shares for $20.1 million, under the September 2023 Program. In the three months ended June 30, 2024, we did not purchase any shares under our share repurchase program. In the six months ended June 30, 2025 and 2024, we repurchased 4.2 million and 0.3 million ordinary shares, respectively, for $120.6 million and $10.1 million, respectively. All share repurchases in the three and six months ended June 30, 2025 and 2024 were made under the September 2023 Program. As of June 30, 2025, $282.4 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the six months ended June 30, 2025:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(7,913)	$(11,690)	$(22,940)	$(42,543)
Other comprehensive (loss)/income before reclassifications, net of tax	(9,224)	—	13,677	4,453
Reclassifications from accumulated other comprehensive loss, net of tax	2,425	504	—	2,929
Other comprehensive (loss)/income	(6,799)	504	13,677	7,382
Balance as of June 30, 2025	$(14,712)	$(11,186)	$(9,263)	$(35,161)

The following table presents the amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2025	2024	2025	2024
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$764	$(762)	$(4,263)	$(870)	Net revenue (1)
Foreign currency forward contracts	4,417	(8,485)	7,531	(15,839)	Cost of revenue (1)
Total, before taxes	5,181	(9,247)	3,268	(16,709)	Income before taxes
Income tax effect	(1,336)	2,386	(843)	4,311	Provision for income taxes
Total, net of taxes	$3,845	$(6,861)	$2,425	$(12,398)	Net income

Defined benefit and retiree healthcare plans
Defined benefit and retiree healthcare plans	$19	$271	$10	$567	Other, net
Defined benefit and retiree healthcare plans	—	—	721	—	Restructuring and other charges, net
Total, before taxes	19	271	731	567	Income before taxes
Income tax effect	(9)	(63)	(227)	(132)	Provision for income taxes
Total, net of taxes	$10	$208	$504	$435	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive loss in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are shown in the below table.

	June 30, 2025	December 31, 2024
Assets
Cash equivalents (Level 1)	$368,667	$243,640
Foreign currency forward contracts (Level 2)	12,423	19,110
Commodity forward contracts (Level 2)	4,288	1,486
Total	$385,378	$264,236
Liabilities
Foreign currency forward contracts (Level 2)	$30,333	$27,648
Commodity forward contracts (Level 2)	193	1,262
Total	$30,526	$28,910
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	June 30, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
4.0% Senior Notes	$1,000,000	$951,520	$1,000,000	$915,000
4.375% Senior Notes	$450,000	$429,944	$450,000	$410,625
5.875% Senior Notes	$500,000	$501,200	$500,000	$485,000
3.75% Senior Notes	$750,000	$685,260	$750,000	$652,500
6.625% Senior Notes	$500,000	$515,125	$500,000	$497,500
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2025 and December 31, 2024, we held equity investments under the measurement alternative of $7.3 million and $6.1 million, respectively, which are presented in other assets in the condensed consolidated balance sheets.
14. Derivative Instruments and Hedging Activities
Foreign Currency Derivatives
As of June 30, 2025, we had the following outstanding foreign currency forward contracts, which had the below hedge accounting designation in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
342.5 EUR	Various from July 2023 to June 2025	Various from July 2025 to June 2027	Euro ("EUR") to USD	1.11 USD	Cash flow hedge
3,470.5 MXN	Various from July 2023 to June 2025	Various from July 2025 to June 2027	USD to Mexican Peso ("MXN")	20.25 MXN	Cash flow hedge
58.4 GBP	Various from July 2023 to June 2025	Various from July 2025 to June 2027	British Pound Sterling ("GBP") to USD	1.28 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
58.2 EUR	June 26, 2025	July 31, 2025	EUR to USD	1.17 USD	Not designated
153.4 USD	Various from March 2024 to May 2024	Various from July 2025 to May 2026	USD to Chinese Renminbi ("CNY")	6.98 CNY	Not designated
1,071.4 CNY	Various September 2024	Various from July 2025 to May 2026	USD to CNY	6.80 CNY	Not designated
27,819.0 KRW	Various from August 2023 to September 2024	Various from July 2025 to July 2026	USD to Korean Won ("KRW")	1,312.75 KRW	Not designated
111.2 MXN	June 26, 2025	July 31, 2025	USD to MXN	18.95 MXN	Not designated
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

As of June 30, 2025, we estimate that $17.7 million of net losses will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending June 30, 2026.
Commodity Risk Derivatives
As of June 30, 2025, we had the following outstanding commodity forward contracts, none of which were designated for hedge accounting treatment:

Commodity	Notional	Remaining Contracted Periods	Weighted-Average Strike Price Per Unit
Silver	649,527 troy oz.	July 2025 to June 2027	$31.53
Copper	5,131,320 pounds	July 2025 to June 2027	$4.30
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$8,252	$15,717	Accrued expenses and other current liabilities	$19,757	$17,018
Foreign currency forward contracts	Other assets	4,162	2,936	Other long-term liabilities	6,481	4,042
Total		$12,414	$18,653		$26,238	$21,060
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$3,432	$1,413	Accrued expenses and other current liabilities	$174	$902
Commodity forward contracts	Other assets	856	73	Other long-term liabilities	19	360
Foreign currency forward contracts	Prepaid expenses and other current assets	2,335	457	Accrued expenses and other current liabilities	6,419	4,828
Foreign currency forward contracts	Other assets	3	—	Other long-term liabilities	4	1,760
Total		$6,626	$1,943		$6,616	$7,850
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended June 30, 2025 and 2024:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2025	2024		2025	2024
Foreign currency forward contracts	$(27,360)	$5,675	Net revenue	$(764)	$762
Foreign currency forward contracts	$19,128	$(16,407)	Cost of revenue	$(4,417)	$8,485

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2025	2024
Commodity forward contracts	$1,593	$4,977	Other, net
Foreign currency forward contracts	$(2,519)	$(1,837)	Other, net

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the six months ended June 30, 2025 and 2024:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income
	2025	2024		2025	2024
Foreign currency forward contracts	$(39,084)	$16,640	Net revenue	$4,263	$870
Foreign currency forward contracts	$26,654	$(7,455)	Cost of revenue	$(7,531)	$15,839

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2025	2024
Commodity forward contracts	$6,012	$6,076	Other, net
Foreign currency forward contracts	$(4,095)	$(1,157)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of June 30, 2025, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $33.0 million. As of June 30, 2025, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
15. Segment Reporting
We present financial information for two reportable segments, Performance Sensing and Sensing Solutions. Our segments are businesses that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker ("CODM"), who is our chief executive officer, in deciding how to allocate resources and assess performance.
A segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, restructuring charges, and certain corporate costs or credits not associated with the operations of the segment. Corporate and other costs excluded from a segment’s performance are separately stated below and include costs that are related to functional areas such as finance, information technology, legal, and human resources. The CODM uses operating income primarily in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for operating income when making decisions about the allocation of operating and capital resources to each segment. Significant expenses are reviewed by the CODM on a consolidated basis and not at the operating segment level. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared in accordance with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2024 Annual Report.
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
The following table presents net revenue, segment and non-segment operating expenses, and segment and non-segment operating income for the reportable segments and other operating results not allocated to our reportable segments for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue:
Performance Sensing	$652,225	$723,921	$1,302,641	$1,437,239
Sensing Solutions	291,159	268,071	551,998	525,910
Other	—	43,543	—	79,095
Total net revenue	$943,384	$1,035,535	$1,854,639	$2,042,244
Segment and non-segment operating expenses(1):
Performance Sensing	$505,349	$562,513	$1,012,889	$1,106,863
Sensing Solutions	203,123	188,396	387,896	373,941
Other	—	34,339	—	63,110
Total segment and non-segment operating expenses	$708,472	$785,248	$1,400,785	$1,543,914
Segment and non-segment operating income (as defined above):
Performance Sensing (1)	$146,876	$161,408	$289,752	$330,376
Sensing Solutions (1)	88,036	79,675	164,102	151,969
Other (1)	—	9,204	—	15,985
Total segment and non-segment operating income	234,912	250,287	453,854	498,330
Corporate and other	(69,054)	(77,764)	(138,243)	(141,718)
Amortization of intangible assets	(21,184)	(39,085)	(41,761)	(77,600)
Restructuring and other charges, net	(6,612)	(3,491)	(13,592)	(4,273)
Operating income	138,062	129,947	260,258	274,739
Interest expense	(37,679)	(40,863)	(75,652)	(79,258)
Interest income	4,467	5,802	8,757	9,540
Other, net	930	4,097	3,058	(7,447)
Income before taxes	$105,780	$98,983	$196,421	$197,574
___________________________________
(1)    Other segment and non-segment expenses include associated cost of revenue, research and development, and selling, general and administrative expenses.

The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation and amortization:
Performance Sensing	$24,097	$24,242	$49,079	$48,202
Sensing Solutions	3,986	3,779	7,876	7,903
Corporate and other (1)	26,439	44,557	59,106	88,511
Total depreciation and amortization	$54,522	$72,578	$116,061	$144,616
__________________________
(1)Included within corporate and other is amortization of intangible assets, accelerated depreciation recognized in connection with restructuring actions, and depreciation of certain assets. We do not allocate these amounts to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to PP&E and capitalized software for our reportable segments and corporate and other for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$18,555	$27,243	$41,605	$58,256
Sensing Solutions	2,719	5,557	5,782	8,820
Corporate and other	4,111	4,961	10,573	12,815
Total additions to property, plant and equipment and capitalized software	$25,385	$37,761	$57,960	$79,891
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the three and six months ended June 30, 2025 and 2024. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue:
Americas	$380,015	$459,149	$752,465	$888,257
Europe	265,236	276,939	517,699	561,676
Asia and rest of world	298,133	299,447	584,475	592,311
Net revenue	$943,384	$1,035,535	$1,854,639	$2,042,244

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenue:
United States	$370,514	$424,230	$715,504	$819,630
China	182,951	184,323	357,545	363,731
The Netherlands	226,123	237,575	443,897	484,186
United Kingdom	30,039	30,941	56,960	59,840
All other	133,757	158,466	280,733	314,857
Net revenue	$943,384	$1,035,535	$1,854,639	$2,042,244

The following tables present PP&E, net, by geographic area and by significant country as of June 30, 2025 and 2024. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	June 30, 2025	December 31, 2024
Property, plant and equipment, net:
Americas	$291,147	$301,900
Europe	137,469	141,396
Asia and rest of world	377,387	378,357
Property, plant and equipment, net	$806,003	$821,653

	June 30, 2025	December 31, 2024
Property, plant and equipment, net:
United States	$113,552	$121,783
China	255,658	266,104
Mexico	177,463	179,980
Bulgaria	100,891	108,093
United Kingdom	24,830	21,147
Malaysia	117,503	108,118
All other	16,106	16,428
Property, plant and equipment, net	$806,003	$821,653
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
For the three and six months ended June 30, 2024, the Insights Business was included in our Other segment.
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
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements should be read in conjunction with the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto (the "Financial Statements") included elsewhere in this Report. Amounts and percentages in the following discussions and tables have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue for the three months ended June 30, 2025 was $943.4 million, a decrease of 8.9% on a reported basis compared to $1,035.5 million in the prior period. Excluding an increase of 0.9% attributed to changes in foreign currency exchange rates and a decrease of 8.3% related to the effect of disposals, net revenue decreased 1.5% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline). Net revenue for the six months ended June 30, 2025 was $1,854.6 million, a decrease of 9.2% compared to $2,042.2 million in the prior period. Excluding an increase of 0.2% attributed to changes in foreign currency exchange rates and a decrease of 6.4% related to the effect of disposals, net revenue decreased 3.0% on an organic basis.
Operating income for the three months ended June 30, 2025 was $138.1 million (14.6% of net revenue), an increase of $8.1 million, or 6.2% compared to operating income of $129.9 million (12.5% of net revenue) in the three months ended June 30, 2024. Operating income for the six months ended June 30, 2025 decreased $14.5 million, or 5.3%, to $260.3 million (14.0% of net revenue) from $274.7 million (13.5% of net revenue) in the six months ended June 30, 2024. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and six months ended June 30, 2025 compared to the prior periods.
We generated $260.1 million of operating cash flows in the six months ended June 30, 2025, ending the quarter with $661.8 million in cash and cash equivalents. In the six months ended June 30, 2025, we used cash of approximately $58.0 million for capital expenditures, $35.5 million for payment of cash dividends, and $120.6 million for share repurchases as part of our share repurchase plan.

Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. We have derived the results of operations from the Financial Statements included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
Performance Sensing	$652.2	69.1%	$723.9	69.9%	$1,302.6	70.2%	$1,437.2	70.4%
Sensing Solutions	291.2	30.9	268.1	25.9	552.0	29.8	525.9	25.8
Other	—	—	43.5	4.2	—	—	79.1	3.9
Net revenue	943.4	100.0	1,035.5	100.0	1,854.6	100.0	2,042.2	100.0
Operating costs and expenses	805.3	85.4	905.6	87.5	1,594.4	86.0	1,767.5	86.5
Operating income	138.1	14.6	129.9	12.5	260.3	14.0	274.7	13.5
Interest expense	(37.7)	(4.0)	(40.9)	(3.9)	(75.7)	(4.1)	(79.3)	(3.9)
Interest income	4.5	0.5	5.8	0.6	8.8	0.5	9.5	0.5
Other, net	0.9	0.1	4.1	0.4	3.1	0.2	(7.4)	(0.4)
Income before taxes	105.8	11.2	99.0	9.6	196.4	10.6	197.6	9.7
Provision for income taxes	45.1	4.8	27.3	2.6	65.8	3.5	49.9	2.4
Net income	$60.7	6.4%	$71.7	6.9%	$130.6	7.0%	$147.7	7.2%
Net Revenue
Net revenue for the three months ended June 30, 2025 decreased 8.9% compared to the prior period. Net revenue decreased 1.5% on an organic basis, which excludes an increase of 0.9% attributed to changes in foreign currency exchange rates and a decrease of 8.3% due primarily to the effects of the divestitures of the Insights Business in the third quarter of 2024 and the MSP Business in the first quarter of 2025.

Net revenue for the six months ended June 30, 2025 decreased 9.2% compared to the prior period. Net revenue decreased 3.0% on an organic basis, which excludes an increase of 0.2% attributed to changes in foreign currency exchange rates and a decrease of 6.4% due primarily to the effects of the divestitures of the Insights Business in the third quarter of 2024 and the MSP Business in the first quarter of 2025.
Performance Sensing
Performance Sensing net revenue for the three months ended June 30, 2025 decreased 9.9% on a reported basis, which includes the effects of the divestiture of the MSP Business in the first quarter of 2025, and 6.1% on an organic basis compared to the prior period, which was primarily due to decreases in automotive and HVOR production in North America and Europe.
Performance Sensing net revenue for the six months ended June 30, 2025 decreased 9.4% on a reported basis and 6.8% on an organic basis compared to the prior period, which was primarily due to lower automotive and HVOR production levels in North America and Europe.
Sensing Solutions
Sensing Solutions net revenue for the three months ended June 30, 2025 increased 8.6% on a reported basis and 10.7% on an organic basis compared to the prior period, which is primarily due to content growth in our industrial market.

Sensing Solutions net revenue for the six months ended June 30, 2025 increased 5.0% on a reported basis and 7.4% on an organic basis compared to the prior period, which is primarily due to content growth in our industrial market.

Operating Costs and Expenses
Operating costs and expenses for the three and six months ended June 30, 2025 and 2024 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Operating costs and expenses:
Cost of revenue	$657.1	69.7%	$724.4	70.0%	$1,295.8	69.9%	$1,413.7	69.2%
Research and development	32.6	3.5	45.3	4.4	69.4	3.7	90.6	4.4
Selling, general and administrative	87.8	9.3	93.3	9.0	173.9	9.4	181.3	8.9
Amortization of intangible assets	21.2	2.2	39.1	3.8	41.8	2.3	77.6	3.8
Restructuring and other charges, net	6.6	0.7	3.5	0.3	13.6	0.7	4.3	0.2
Total operating costs and expenses	$805.3	85.4%	$905.6	87.5%	$1,594.4	86.0%	$1,767.5	86.5%
Cost of revenue
For the three months ended June 30, 2025, cost of revenue as a percentage of net revenue decreased from the prior period, primarily due to a decrease in product line and product lifecycle management charges, partially offset by the unfavorable effect of changes in foreign currency exchange rates.

For the six months ended June 30, 2025, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the net impacts of inflation on material and logistics costs and pricing recoveries from customers and (2) unfavorable product mix, partially offset by the favorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three and six months ended June 30, 2025, research and development expense decreased primarily as a result of the divestiture of the Insights Business in the third quarter of 2024 and restructuring actions impacting certain product lines.
Selling, general and administrative expense
For the three and six months ended June 30, 2025, SG&A expense did not fluctuate materially from the prior periods.
Amortization of intangible assets
For the three and six months ended June 30, 2025, amortization of intangible assets decreased from the prior period, primarily due to the divestiture of the Insights Business, resulting in approximately $9.8 million and $19.7 million, respectively, of lower amortization expense during fiscal year 2025, and the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Restructuring and other charges, net
In the three and six months ended June 30, 2025, restructuring and other charges, net increased from the prior periods, primarily due to the loss on the sale of the Magnetic Speed and Positioning business and charges associated with the 2H 2024 Plan.
Refer to Note 5: Restructuring and Other Charges, Net and Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information regarding the components of restructuring and other charges, net.
Operating Income
For the three months ended June 30, 2025, operating income was $138.1 million, compared to $129.9 million in the prior period. This favorable impact was driven primarily by (1) a decrease in product line and product lifecycle management charges, (2) a $17.9 million decrease in amortization of intangibles, and (3) cost savings as a result of actions taken as part of the 2H 2024 and Q3 2023 Plans, partially offset by (1) the impact of organic revenue declines and (2) the dispositions of the Insights Business in the third quarter of 2024 and the MSP Business in the first quarter of 2025.

For the six months ended June 30, 2025, operating income was $260.3 million, compared to $274.7 million in the prior period. This unfavorable impact was driven primarily by (1) the impact of organic revenue declines and (2) the disposition of the Insights Business in the third quarter of 2024, partially offset by (1) the favorable impact of foreign exchange rates, (2) a $35.8 million decrease in amortization of intangibles and (3) cost savings as a result of actions taken as part of the 2H 2024 and Q3 2023 Plans.
Interest Expense
For the three and six months ended June 30, 2025, interest expense did not fluctuate materially from the prior periods.
Interest Income
For the three and six months ended June 30, 2025, interest income did not fluctuate materially from the prior periods.
Other, Net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost.
For the three months ended June 30, 2025, other, net represented a net gain of $0.9 million, an unfavorable impact on earnings of $3.2 million compared to a net gain of $4.1 million in the prior period. This unfavorable impact was primarily due to a lesser gain recognized on commodity forward contracts and the currency remeasurement of net monetary assets in 2025 compared to the prior period.

For the six months ended June 30, 2025, other, net represented a net gain of $3.1 million, a favorable impact on earnings of $10.5 million compared to a net loss of $7.4 million in the prior period. This favorable impact was primarily due to the absence of a $14.8 million loss recognized in the first quarter of 2024 as a result of observable price changes related to an equity investment held using the measurement alternative.
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
We believe that organic revenue growth (or decline) provides investors with helpful information with respect to our operating performance, and we use organic revenue growth (or decline) to evaluate our ongoing operations as well as for internal planning and forecasting purposes. We believe that organic revenue growth (or decline) provides useful information in evaluating the results of our business because it excludes items that we believe are not indicative of ongoing performance or that we believe impact comparability with the prior period.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, interest income, and provision for (or benefit from) income taxes, depreciation expense, amortization of intangible assets, and the following non-GAAP adjustments, if applicable: (1) restructuring related and other, (2) financing and other transaction costs, and (3) other, net. Refer to Non-GAAP Adjustments below for additional discussion of these adjustments.

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

Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended June 30, 2025 and 2024. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended June 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$138.1	14.6%	$45.1	$60.7	$0.41
Non-GAAP adjustments:
Restructuring related and other (a)	16.3	1.7	(0.6)	15.6	0.11
Financing and other transaction costs (b)	3.6	0.4	0.1	3.6	0.02
Amortization of intangible assets (c)	21.2	2.2	—	21.2	0.14
Amortization of debt issuance costs	—	—	—	1.2	0.01
Other, net	—	—	(0.1)	(1.0)	(0.01)
Deferred taxes and other tax related	—	—	26.0	26.0	0.18
Total adjustments	41.0	4.3	25.4	66.7	0.45
Adjusted (non-GAAP)	$179.1	19.0%	$19.7	$127.3	$0.87

	For the three months ended June 30, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$129.9	12.5%	$27.3	$71.7	$0.47
Non-GAAP adjustments:
Restructuring related and other (a)	26.7	2.6	(0.8)	25.9	0.17
Financing and other transaction costs (b)	2.7	0.3	(1.0)	1.7	0.01
Amortization of intangible assets (c)	37.3	3.6	—	37.3	0.25
Amortization of debt issuance costs	—	—	—	1.6	0.01
Other, net	—	—	0.9	(3.2)	(0.02)
Deferred taxes and other tax related	—	—	4.2	4.2	0.03
Total adjustments	66.7	6.4	3.3	67.6	0.45
Adjusted (non-GAAP)	$196.7	19.0%	$24.0	$139.3	$0.92
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the six months ended June 30, 2025 and 2024.

	For the six months ended June 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$260.3	14.0%	$65.8	$130.6	$0.88
Non-GAAP adjustments:
Restructuring related and other (a)	34.6	1.9	0.9	35.5	0.24
Financing and other transaction costs (b)	9.0	0.5	0.1	9.1	0.06
Amortization of intangible assets (c)	41.8	2.3	—	41.8	0.28
Amortization of debt issuance costs	—	—	—	2.4	0.02
Other, net	—	—	(0.6)	(3.6)	(0.02)
Deferred taxes and other tax related	—	—	28.3	28.3	0.19
Total adjustments	85.3	4.6	28.7	113.4	0.77
Adjusted (non-GAAP)	$345.6	18.6%	$37.1	$243.9	$1.65

	For the six months ended June 30, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$274.7	13.5%	$49.9	$147.7	$0.98
Non-GAAP adjustments:
Restructuring related and other (a)	28.7	1.4	(1.2)	27.5	0.18
Financing and other transaction costs (b)	7.3	0.4	(1.2)	6.1	0.04
Amortization of intangible assets (c)	74.4	3.6	—	74.4	0.49
Amortization of debt issuance costs	—	—	—	3.2	0.02
Other, net	—	—	1.4	8.8	0.06
Deferred taxes and other tax related (4)	—	—	5.4	5.4	0.04
Total adjustments	110.5	5.4	4.4	125.5	0.83
Adjusted (non-GAAP)	$385.2	18.9%	$45.4	$273.3	$1.81
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for the three and six months ended June 30, 2025 and 2024 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Business and corporate repositioning (i)	$16.2	$26.8	$34.3	$29.2
Other	0.1	(0.1)	0.3	(0.5)
Income tax effect (ii)	(0.6)	(0.8)	0.9	(1.2)
Total non-GAAP restructuring related and other (iii)	$15.6	$25.9	$35.5	$27.5
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
(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for the three and six months ended June 30, 2025 and 2024 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Transaction loss (i)	$3.9	$(0.4)	$8.6	2.7
Merger and acquisition compensation arrangements (ii)	(0.3)	2.8	0.4	4.1
Acquisition-related depreciation	—	0.3	—	0.5
Income tax effect (iii)	0.1	(1.0)	0.1	(1.2)
Total financing and other transaction costs (iv)	$3.6	$1.7	$9.1	$6.1
__________________________
i.Primarily includes losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or other transaction. In the six months ended June 30, 2025, this line includes costs and losses associated with the disposition of the Magnetic Speed and Positioning ("MSP") Business. Refer to Note 16: Disposals for further information on this transaction.
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

(c)    In the three months ended December 31, 2024, we discontinued the use of adjustments to exclude step-up depreciation in our non-GAAP measures and we adjusted operating income and net income to exclude the amortization of all our intangible assets. The three and six months ended June 30, 2024 have not been recast. If we had recast this non-GAAP measure for the three and six months ended June 30, 2024, adjusted operating income and adjusted net income would have increased by an additional $1.8 million and $3.2 million, respectively.
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the six months ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities (GAAP)	$260.1	$249.9
Additions to property, plant and equipment and capitalized software	(58.0)	(87.2)
Free cash flow (non-GAAP)	$202.1	$162.7
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2025	2024	2025	2024
Corporate and other expenses (GAAP)	$(69.1)	$(77.8)	$(138.2)	$(141.7)
Restructuring related and other	12.9	24.2	28.6	26.4
Financing and other transaction costs	0.3	1.8	1.4	5.4
Total adjustments	13.2	25.9	30.0	31.8
Adjusted corporate and other expenses (non-GAAP)	$(55.8)	$(51.8)	$(108.3)	$(110.0)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended June 30,		For the six months ended June 30,
(In millions)	LTM	2025	2024	2025	2024
Net income	$111.3	$60.7	$71.7	$130.6	$147.7
Interest expense, net	136.8	33.2	35.1	66.9	69.7
(Benefit from)/provision for income taxes	(124.3)	45.1	27.3	65.8	49.9
Depreciation expense	174.4	33.3	33.5	74.3	67.0
Amortization of intangible assets	109.9	21.2	39.1	41.8	77.6
EBITDA	408.1	193.5	206.6	379.4	411.9
Non-GAAP adjustments
Restructuring related and other	285.9	16.0	26.7	27.0	28.7
Financing and other transaction costs	135.3	3.6	2.5	9.0	6.8
Other, net	11.0	(0.9)	(4.1)	(3.1)	7.4
Adjusted EBITDA	$840.3	$212.1	$231.7	$412.3	$454.9

The following table provides a reconciliation of total debt and finance lease obligations in accordance with U.S. GAAP to gross and net leverage ratios.

(Dollars in millions)	June 30, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations	$2.2	$2.4
Finance lease obligations, less current portion	20.0	21.0
Long-term debt, net	3,178.5	3,176.1
Total debt and finance lease obligations	3,200.6	3,199.5
Plus: debt premium, net	0.9	1.0
Less: deferred financing costs	(22.4)	(24.9)
Total gross indebtedness	$3,222.1	$3,223.4
Adjusted EBITDA (LTM)	$840.3	$882.8
Gross leverage ratio	3.8	3.7

Total gross indebtedness	$3,222.1	$3,223.4
Less: cash and cash equivalents	661.8	593.7
Net debt	$2,560.3	$2,629.7
Adjusted EBITDA (LTM)	$840.3	$882.8
Net leverage ratio	3.0	3.0
Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	June 30, 2025	December 31, 2024
United Kingdom	$5.1	$4.4
United States	9.0	6.9
The Netherlands	386.7	256.3
China	181.1	272.2
Other	79.9	53.9
Total	$661.8	$593.7
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

Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of June 30, 2025
(In millions)	United States Dollar ("USD")	Euro ("EUR")	British Pound Sterling ("GBP")	Chinese Renminbi ("CNY")	Other
United Kingdom	$1.0	€0.0	£2.9	¥—
United States	8.9	0.1	0.0	—
The Netherlands	377.0	8.0	0.3	—
China	67.3	—	—	816.3
Other	62.1	2.8	—	—
Total	$516.3	€10.9	£3.2	¥816.3
USD Equivalent		$12.8	$4.4	$113.8	$14.5

	As of December 31, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.1	€0.0	£3.1	¥—
United States	6.9	0.0	0.0	—
The Netherlands	247.8	7.4	0.5	—
China	73.1	—	—	1,453.6
Other	41.3	2.3	—	—
Total	$369.2	€9.7	£3.6	¥1,453.6
USD Equivalent		$10.1	$4.5	$199.2	$10.7
Cash Flows:
The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2025 and 2024. We have derived these summarized statements of cash flows from the Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2025	June 30, 2024
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$297.4	$318.0
Changes in operating assets and liabilities, net	(37.3)	(68.0)
Operating activities	260.1	249.9
Investing activities	(33.6)	(85.2)
Financing activities	(160.8)	365.1
Effects of exchange rate differences	2.4	(4.9)
Net change	$68.1	$524.9
Operating activities. Net cash provided by operating activities for the six months ended June 30, 2025 increased compared to the corresponding period of the prior year, primarily due to favorable changes in working capital, partially offset by lower cash provided by earnings.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2025 was $33.6 million compared to a use of cash of $85.2 million for the corresponding period of the prior year. This change was primarily due to a reduction in capital expenditures and proceeds received from the sale of the MSP Business. Refer to Note 16: Disposals for additional information. For fiscal year 2025, we anticipate capital expenditures of approximately $150.0 million, which we expect to fund with cash on hand.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2025 was 160.8 million compared to cash provided by financing activities of 365.1 million in the corresponding period of the prior year, primarily due to the issuance of the $500.0 million aggregate principal amount of 6.625% senior notes due 2032, partially offset by an increase in the amount of cash paid to repurchase ordinary shares in the current period and the payment of $79.4 million to repurchase the remaining equity interest in a joint venture in the prior year. Refer to Note 12: Shareholders' Equity for additional information.
Indebtedness and Liquidity
As of June 30, 2025, we had $3.2 billion in gross indebtedness, which includes finance lease obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of June 30, 2025, we had $745.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of June 30, 2025, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased under certain circumstances.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short and long term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 17, 2025, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the six months ended June 30, 2025.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2024 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of June 30, 2025, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $282.4 million remained available as of June 30, 2025. In the six months ended June 30, 2025, and 2024, we repurchased 4.2 million and 0.3 million ordinary shares under the September 2023 Program.

Dividends
In the six months ended June 30, 2025 and 2024, we paid aggregate cash dividends of $35.5 million and $36.1 million, respectively. In July 2025, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in August 2025 to shareholders of record as of August 13, 2025.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2024 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to our critical accounting policies and estimates, as previously disclosed, have occurred during the first six months of 2025.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described below. As of December 31, 2024, the Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company's control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
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

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
April 1 through April 30, 2025	135,637	$24.23	—	$302.5
May 1 through May 31, 2025	246	$21.37	—	$302.5
June 1 through June 30, 2025	707,143	$28.65	701,232	$282.4
Quarter total	843,026	$27.94	701,232	$282.4
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 135,637, 246, and 5,911 ordinary shares withheld in April 2025, May 2025, and June 2025, respectively, representing a total aggregate fair value of $3.5 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
On June 9, 2025, Lynne Caljouw, Executive Vice President and Chief Human Resources Officer, an officer for purposes of Section 16 of the Exchange Act, entered into a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K. This arrangement was entered into during an open trading window and provides for the potential sale of up to 28,688 ordinary shares contingent on attainment of certain price per share of our common stock. The earliest sell date is September 8, 2025 and the plan will terminate upon the earlier of June 30, 2026 or the date all ordinary shares under the plan are sold. In addition, Ms. Caljouw may terminate the plan at any time.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1	Employment Agreement, dated July 21, 2025, between Andrew Lynch and Sensata Technologies, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2025

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Stephan von Schuckmann
(Stephan von Schuckmann) Chief Executive Officer (Principal Executive Officer)

/s/ Andrew Lynch
(Andrew Lynch) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Vice President and Chief Accounting Officer (Principal Accounting Officer)