Form 10-Q
period 2025-09-30
Sensata Technologies Holding plc
filed 2025-11-03
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2025, 145,678,735 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$791,347	$593,670
Accounts receivable, net of allowances of $19,228 and $20,524 as of September 30, 2025 and December 31, 2024, respectively	724,998	660,180
Inventories	641,367	614,455
Prepaid expenses and other current assets	150,589	158,934
Total current assets	2,308,301	2,027,239
Property, plant and equipment, net	775,748	821,653
Goodwill	3,158,164	3,383,800
Other intangible assets, net of accumulated amortization of $2,569,868 and $2,561,335 as of September 30, 2025 and December 31, 2024, respectively	430,137	492,878
Deferred income tax assets	289,428	288,189
Other assets	108,181	129,505
Total assets	$7,069,959	$7,143,264
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2,234	$2,414
Accounts payable	461,021	362,186
Income taxes payable	35,284	29,417
Accrued expenses and other current liabilities	295,872	317,341
Total current liabilities	794,411	711,358
Deferred income tax liabilities	235,716	235,689
Pension and other post-retirement benefit obligations	32,616	27,910
Finance lease obligations, less current portion	19,596	20,984
Long-term debt, net	3,181,373	3,176,098
Other long-term liabilities	87,740	80,782
Total liabilities	4,351,452	4,252,821
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177,069 shares authorized, and 176,907 and 176,541 shares issued as of September 30, 2025 and December 31, 2024, respectively	2,261	2,257
Treasury shares, at cost, 31,230 and 26,994 shares as of September 30, 2025 and December 31, 2024, respectively	(1,402,651)	(1,282,051)
Additional paid-in capital	1,891,189	1,872,577
Retained earnings	2,251,159	2,340,203
Accumulated other comprehensive loss	(23,451)	(42,543)
Total shareholders' equity	2,718,507	2,890,443
Total liabilities and shareholders' equity	$7,069,959	$7,143,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue	$931,978	$982,830	$2,786,617	$3,025,074
Operating costs and expenses:
Cost of revenue	672,602	701,463	1,968,373	2,115,137
Research and development	33,034	42,685	102,432	133,324
Selling, general and administrative	85,763	102,453	259,622	283,772
Amortization of intangible assets	19,601	44,732	61,362	122,332
Goodwill impairment charge	225,700	150,100	225,700	150,100
Restructuring and other charges, net	18,166	140,624	31,758	144,897
Total operating costs and expenses	1,054,866	1,182,057	2,649,247	2,949,562
Operating (loss)/income	(122,888)	(199,227)	137,370	75,512
Interest expense	(37,715)	(38,942)	(113,367)	(118,200)
Interest income	5,313	5,857	14,070	15,397
Other, net	6,863	(12,294)	9,921	(19,741)
(Loss)/income before taxes	(148,427)	(244,606)	47,994	(47,032)
Provision for/(benefit from) income taxes	14,096	(219,572)	79,930	(169,722)
Net (loss)/income	$(162,523)	$(25,034)	$(31,936)	$122,690
Basic net (loss)/income per share	$(1.12)	$(0.17)	$(0.22)	$0.81
Diluted net (loss)/income per share	$(1.12)	$(0.17)	$(0.22)	$0.81
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(In thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss)/income	$(162,523)	$(25,034)	$(31,936)	$122,690
Other comprehensive income/(loss), net of tax:
Cash flow hedges	8,199	(28,943)	1,400	(34,469)
Defined benefit and retiree healthcare plans	—	14,186	504	14,621
Currency translation adjustment	3,511	30,176	17,188	11,557
Other comprehensive income/(loss)	11,710	15,419	19,092	(8,291)
Comprehensive (loss)/income	$(150,813)	$(9,615)	$(12,844)	$114,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net (loss)/income	$(31,936)	$122,690
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	127,653	100,712
Amortization of debt issuance costs	3,540	4,510
Goodwill impairment charge	225,700	150,100
Loss on sale of business	10,202	110,111
Share-based compensation	18,612	27,393
Loss on debt financing	—	9,235
Amortization of intangible assets	61,362	122,332
Deferred income taxes	(1,017)	(235,943)
Loss on equity investments, net	—	13,164
Other non-cash loss/(gain), net	29,451	(991)
Acquisition-related compensation payments	—	(5,232)
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable, net	(34,043)	(29,568)
Inventories	(37,985)	19,389
Prepaid expenses and other current assets	(20,193)	(27,144)
Accounts payable and accrued expenses	66,672	1,694
Income taxes payable	17	(7,753)
Other	1,936	6,135
Net cash provided by operating activities	419,971	380,834
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(81,586)	(126,759)
Proceeds from the sale of business, net of cash sold	35,635	138,312
Other	1,589	3,681
Net cash (used in)/provided by investing activities	(44,362)	15,234
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	—	4,605
Payment of employee restricted stock tax withholdings	(4,167)	(9,746)
Proceeds from borrowings on debt	—	500,000
Payments on debt	(1,542)	(700,855)
Dividends paid	(52,937)	(54,266)
Payments to repurchase ordinary shares	(120,600)	(47,299)
Purchase of noncontrolling interest in joint venture	—	(79,393)
Payments of debt financing costs	(1,765)	(13,379)
Net cash used in financing activities	(181,011)	(400,333)
Effect of exchange rate changes on cash and cash equivalents	3,079	2,376
Net change in cash and cash equivalents	197,677	(1,889)
Cash and cash equivalents, beginning of year	593,670	508,104
Cash and cash equivalents, end of period	$791,347	$506,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2025	176,868	$2,260	(31,230)	$(1,402,651)	$1,883,944	$2,431,819	$(35,161)	$2,880,211
Surrender of shares for tax withholding	—	—	(22)	(655)	—	—	—	(655)
Vesting of restricted securities	61	1	—	—	—	(1)	—	—
Cash dividends paid	—	—	—	—	—	(17,481)	—	(17,481)
Retirement of ordinary shares	(22)	0	22	655	—	(655)	—	—
Share-based compensation	—	—	—	—	7,245	—	—	7,245
Net loss	—	—	—	—	—	(162,523)	—	(162,523)
Other comprehensive income	—	—	—	—	—	—	11,710	11,710
Balance as of September 30, 2025	176,907	$2,261	(31,230)	$(1,402,651)	$1,891,189	$2,251,159	$(23,451)	$2,718,507

Balance as of December 31, 2024	176,541	$2,257	(26,994)	$(1,282,051)	$1,872,577	$2,340,203	$(42,543)	$2,890,443
Surrender of shares for tax withholding	—	—	(166)	(4,167)	—	—	—	(4,167)
Vesting of restricted securities	532	6	—	—	—	(6)	—	—
Cash dividends paid	—	—	—	—	—	(52,937)	—	(52,937)
Repurchase of ordinary shares	—	—	(4,236)	(120,600)	—	—	—	(120,600)
Retirement of ordinary shares	(166)	(2)	166	4,167	—	(4,165)	—	—
Share-based compensation	—	—	—	—	18,612	—	—	18,612
Net loss	—	—	—	—	—	(31,936)	—	(31,936)
Other comprehensive income	—	—	—	—	—	—	19,092	19,092
Balance as of September 30, 2025	176,907	$2,261	(31,230)	$(1,402,651)	$1,891,189	$2,251,159	$(23,451)	$2,718,507

Balance as of June 30, 2024	176,321	$2,254	(25,365)	$(1,223,212)	$1,846,062	$2,400,196	$(13,748)	$3,011,552
Surrender of shares for tax withholding	—	—	(76)	(2,766)	—	—	—	(2,766)
Vesting of restricted securities	209	3	—	—	—	(3)	—	—
Cash dividends paid	—	—	—	—	—	(18,118)	—	(18,118)
Repurchase of ordinary shares	—	—	(1,062)	(38,734)	—	—	—	(38,734)
Retirement of ordinary shares	(76)	(1)	76	2,766	—	(2,765)	—	—
Share-based compensation	—	—	—	—	15,449	—	—	15,449
Net loss	—	—	—	—	—	(25,034)	—	(25,034)
Other comprehensive income	—	—	—	—	—	—	15,419	15,419
Balance as of September 30, 2024	176,454	$2,256	(26,427)	$(1,261,946)	$1,861,511	$2,354,276	$1,671	$2,957,768

Balance as of December 31, 2023	175,832	$2,249	(25,090)	$(1,213,160)	$1,901,621	$2,295,604	$9,962	$2,996,276
Surrender of shares for tax withholding	—	—	(264)	(9,746)	—	—	—	(9,746)
Stock options exercised	119	1	—	—	4,604	—	—	4,605
Vesting of restricted securities	767	9	—	—	—	(9)	—	—
Cash dividends paid	—	—	—	—	—	(54,266)	—	(54,266)
Repurchase of ordinary shares	—	—	(1,337)	(48,786)	—	—	—	(48,786)
Retirement of ordinary shares	(264)	(3)	264	9,746	—	(9,743)	—	—
Share-based compensation	—	—	—	—	27,393	—	—	27,393
Purchase of noncontrolling interest in joint venture	—	—	—	—	(72,107)	—	—	(72,107)
Net income	—	—	—	—	—	122,690	—	122,690
Other comprehensive loss	—	—	—	—	—	—	(8,291)	(8,291)
Balance as of September 30, 2024	176,454	$2,256	(26,427)	$(1,261,946)	$1,861,511	$2,354,276	$1,671	$2,957,768
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
2. New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 also includes certain other updates to improve the effectiveness of income tax disclosures. This ASU is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application also a permitted option. The Company is currently evaluating the impact that the adoption of ASU No. 2023-09 will have on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income, which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU No. 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Operations. However, the update requires disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU No. 2024-03 will have on its consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company believes that the adoption of ASU No. 2025-05 will not have a material impact on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This ASU can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact that the adoption of ASU No. 2025-06 will have on its consolidated financial statements and disclosures.
3. Revenue Recognition
The following table presents net revenue disaggregated by end market for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025				For the three months ended September 30, 2024
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive	$503,694	$32,670	$—	$536,364	$496,707	$34,319	$—	$531,026
HVOR	153,242	4,830	—	158,072	162,943	6,213	—	169,156
Industrial	—	130,767	—	130,767	—	143,622	—	143,622
HVAC	—	55,595	—	55,595	—	40,135	—	40,135
Aerospace	—	51,180	—	51,180	—	50,097	—	50,097
Other	—	—	—	—	—	—	48,794	48,794
Total	$656,936	$275,042	$—	$931,978	$659,650	$274,386	$48,794	$982,830

	For the nine months ended September 30, 2025				For the nine months ended September 30, 2024
	PS	SS	Other	Total	PS	SS	Other	Total
Automotive	$1,500,190	$94,918	$—	$1,595,108	$1,570,489	$99,116	$—	$1,669,605
HVOR	459,387	17,233	—	476,620	526,400	20,601	—	547,001
Industrial	—	371,255	—	371,255	—	419,512	—	419,512
HVAC	—	197,376	—	197,376	—	119,446	—	119,446
Aerospace	—	146,258	—	146,258	—	141,621	—	141,621
Other	—	—	—	—	—	—	127,889	127,889
Total	$1,959,577	$827,040	$—	$2,786,617	$2,096,889	$800,296	$127,889	$3,025,074

4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	$—	$—	$—	$569
Restricted securities (1)	7,245	15,449	18,612	26,824
Share-based compensation expense	$7,245	$15,449	$18,612	$27,393
____________________________________
(1)    In the three and nine months ended September 30, 2024, $5.8 million was related to the accelerated vesting of restricted securities associated with the sale of the various assets and liabilities comprising our vehicle area networks and data collection business (collectively, the "Insights Business").
Equity Awards
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") during the nine months ended September 30, 2025:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors, various executives, and employees	RSU (1)	140	$26.23
Various executives and employees	RSU (2)	951	$25.00
Various executives and employees	PRSU (3)	261	$24.60
Various executives and employees	PRSU (4)	261	$25.64
____________________________________
(1)    These awards cliff vest up to one year from the grant date (various dates between January 2026 and June 2026).
(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2028 and September 2028.
(3)    These PRSUs vest on various dates between April 2028 and September 2028. The number of units that ultimately vest will be between 0% and 150% and is dependent on the achievement of certain performance criteria.
(4)    These awards include certain PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (various dates between April 2028 and September 2028) will be from 0% to 150%, depending on achievement of these performance criteria. Total grant date value of these PRSUs is approximately $6.7 million and was valued using the Monte Carlo method.
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
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions were executed or planned, are expected to impact approximately 240 positions. Over the life of the 2H 2024 Plan, we expect to incur restructuring charges of between $16.6 million and $17.0 million, primarily related to reductions-in-force. The majority of the actions under the 2H 2024 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
Q3 2023 Plan
In the year ended December 31, 2023, we committed to a plan to reorganize our business (the “Q3 2023 Plan”). The Q3 2023 Plan, consisting of voluntary and involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities.
The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions were executed or planned, impacted 505 positions. Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of between $27.8 million and $28.3 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan are expected to be completed on or before December 31, 2025. We expect to settle these charges with cash on hand.
Spear Power Systems
In September 2024, we made the decision to exit the aerospace and defense business (the "Spear Aerospace Business") of Spear Power Systems (“Spear”). We entered into an agreement wherein a third party assumed control of a majority of the remaining Spear assets that closed in October 2024. The Spear Aerospace Businesses had been included in the Sensing Solutions reportable segment. Exiting Spear resulted in charges in the three and nine months ended September 30, 2024 of $25.6 million and $24.7 million, respectively.
Summary
The following table presents the components of restructuring and other charges, net for the three and nine months ended September 30, 2025, and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
2H 2024 Plan, net	$1,118	$—	$4,879	$—
Q3 2023 Plan, net	1,098	13	3,900	308
Other restructuring and other charges, net
Severance charges, net	471	3,224	1,653	5,679
Loss on sale of business and related costs (1)	11,489	112,854	16,398	112,854
Acquisition-related compensation arrangements (2)	—	118	—	2,028
Facility and other charge (3)	3,990	24,415	4,928	24,028
Restructuring and other charges, net	$18,166	$140,624	$31,758	$144,897
__________________________
(1) See Note 16: Disposals for additional information on the sale of the Insights Business and the Magnetic Speed and Positioning Business.
(2) Acquisition-related compensation arrangements consist of incentive compensation to previous owners of companies we have acquired. Payment is generally tied to technical and/or financial targets set at the time of acquisition.
(3)    Represents charges that are not included in one of the other classifications. The three and nine months ended September 30, 2024 primarily include charges related to the exit of Spear, contract termination costs related to certain product lifecycle management activities in the Sensing Solutions segment and pension settlement costs.
The following table presents a rollforward of our severance liability, which is primarily related to the 2H 2024 Plan, for the nine months ended September 30, 2025:

Total
Balance as of December 31, 2024	$6,087
Charges, net of reversals	2,883
Payments	(5,422)
Foreign currency remeasurement	263
Balance as of September 30, 2025	$3,811
The severance liability as of September 30, 2025 and December 31, 2024 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Other
In the three months ended June 30, 2024, we initiated certain actions related to restructuring of our IT operations and product lifecycle management including product line discontinuations, which, for the three and nine months ended September 30, 2024, resulted in total costs of $32.5 million and $48.4 million, respectively, including severance, contract termination costs, and inventory charges. Of the costs recognized for the three and nine months ended September 30, 2024, $27.3 million and

$40.5 million, respectively, were included within cost of revenue, with the remainder included within restructuring and other charges, net.
6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Currency remeasurement (loss)/gain on net monetary assets	$(2,179)	$(1,310)	$(2,239)	$3,119
Gain/(loss) on foreign currency forward contracts	1,349	(3,851)	(2,746)	(5,008)
Gain on commodity forward contracts	6,670	1,200	12,682	7,276
Loss on debt financing transactions	—	(9,235)	—	(9,235)
Gain/(loss) on equity investments, net (1)	798	1,142	1,825	(13,164)
Net periodic benefit cost, excluding service cost	(586)	(593)	(1,743)	(2,254)
Other	811	353	2,142	(475)
Other, net	$6,863	$(12,294)	$9,921	$(19,741)
___________________________________
(1)    The nine months ended September 30, 2024 primarily includes a loss on an equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in FASB ASC Topic 321, Investments—Equity Securities. Refer to Note 13: Fair Value Measures for additional information.
7. Income Taxes
The following table presents the provision for/(benefit from) income taxes for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Provision for/(benefit from) income taxes	$14,096	$(219,572)	$79,930	$(169,722)
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
During the third quarter of both 2025 and 2024, our provision for income taxes was unfavorably impacted by the impairment of nondeductible goodwill. During the third quarter of 2024, our benefit from income taxes included a deferred tax benefit of approximately $257.7 million due to a tax strategy to secure the future tax deductibility of certain intellectual property which had a valuation allowance against it at December 31, 2023, offset by a $12.8 million tax expense on the sale of the Insights Business and a $11.1 million tax expense on the settlement of the U.S. qualified pension plan.

In July 2025, the U.S. enacted the One Big Beautiful Bill Act, which introduced significant changes to the federal tax code such as the permanent extension of select Tax Cuts and Jobs Act measures, updates to international tax rules, and the reinstatement of favorable business tax treatments. The One Big Beautiful Bill Act includes multiple effective dates, with some provisions retroactive to January 1, 2025, and others will become effective through 2027. The Company is continuing to evaluate the available elections, and the impact on our consolidated financial statements and disclosures; however, the Company expects the overall impacts of this legislation to be favorable.
8. Net (Loss)/Income per Share
Basic and diluted net (loss)/income per share are calculated by dividing net (loss)/income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2025 and

2024 the weighted-average ordinary shares outstanding used to calculate basic and diluted net (loss)/income per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic weighted-average ordinary shares outstanding	145,663	150,717	146,790	150,681
Dilutive effect of stock options	—	—	—	4
Dilutive effect of unvested restricted securities	—	—	—	345
Diluted weighted-average ordinary shares outstanding	145,663	150,717	146,790	151,030
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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net (loss)/income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Anti-dilutive shares excluded	2,855	2,577	2,855	1,349
Contingently issuable shares excluded	893	737	867	909
9. Inventories
The following table presents the components of inventories as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Finished goods	$193,248	$193,167
Work-in-process	157,683	134,423
Raw materials	290,436	286,865
Inventories	$641,367	$614,455
10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of September 30, 2025 and December 31, 2024:

	Maturity Date	September 30, 2025	December 31, 2024
4.0% Senior Notes	April 15, 2029	$1,000,000	$1,000,000
4.375% Senior Notes	February 15, 2030	450,000	450,000
5.875% Senior Notes	September 1, 2030	500,000	500,000
3.75% Senior Notes	February 15, 2031	750,000	750,000
6.625% Senior Notes	July 15, 2032	500,000	500,000
Plus: debt premium, net of discount		821	997
Less: deferred financing costs		(19,448)	(24,899)
Long-term debt, net		$3,181,373	$3,176,098

Finance lease obligations		$21,830	$23,398
Less: current portion		(2,234)	(2,414)
Finance lease obligations, less current portion		$19,596	$20,984
Our indebtedness as of September 30, 2025 and December 31, 2024 consists of various tranches of senior unsecured notes as shown in the table above. We also have secured credit facilities (the "Senior Secured Credit Facilities") which provide for our

$650.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2024 Annual Report for additional information related to our indebtedness.
Revolving Credit Facility
In September 2025, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., and Sensata Technologies B.V. (“STBV”), entered into an amendment (the “Fourteenth Amendment”) to the credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement”).
Among other changes to the Credit Agreement, the Fourteenth Amendment, (i) reduced the total amount of the Revolving Credit Facility commitments of the lenders from $750.0 million to $650.0 million, (ii) extended the maturity date of the Revolving Credit Facility to September 24, 2030, and (iii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
As of September 30, 2025, we had $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2025, no amounts had been drawn against these outstanding letters of credit.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, accrued interest totaled $34.0 million and $55.2 million, respectively.
Tender Offer
In October 2025, Sensata Technologies B.V. and Sensata Technologies, Inc., our indirect, wholly owned subsidiaries, announced the commencement of a cash tender offer for up to $350 million of the outstanding $1.0 billion aggregate principal amount of 4.0% Senior Notes due 2029, $450.0 million aggregate principal amount of 4.375% Senior Notes due 2030, and $500.0 million aggregate principal amount of 5.875% Senior Notes due 2030.
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
Cybersecurity Incident
In April 2025, we experienced a ransomware incident that encrypted certain devices in our network. The incident temporarily impacted our operations, but the incident did not have a material impact on the Company’s financial results and operations for the three and nine months ended September 30, 2025.
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
Cash Dividends
In the three and nine months ended September 30, 2025, we paid aggregate cash dividends of $17.5 million and $52.9 million, respectively, compared to $18.1 million and $54.3 million in the three and nine months ended September 30, 2024, respectively. In October 2025, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in November 2025 to shareholders of record as of November 12, 2025.

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
In the three months ended September 30, 2025, we did not repurchase any ordinary shares. In the nine months ended September 30, 2025, we repurchased 4.2 million ordinary shares for $120.6 million. In the three and nine months ended September 30, 2024, we repurchased 1.1 million and 1.3 million ordinary shares, respectively, for $38.7 million and $48.8 million, respectively. All share repurchases in the three and nine months ended September 30, 2025 and 2024 were made under the September 2023 Program. As of September 30, 2025, $282.4 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss for the nine months ended September 30, 2025:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(7,913)	$(11,690)	$(22,940)	$(42,543)
Other comprehensive income before reclassifications, net of tax	(4,505)	—	17,188	12,683
Reclassifications from accumulated other comprehensive loss, net of tax	5,905	504	—	6,409
Other comprehensive income	1,400	504	17,188	19,092
Balance as of September 30, 2025	$(6,513)	$(11,186)	$(5,752)	$(23,451)
The following table presents the amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2025	2024	2025	2024
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$3,728	$(202)	$(535)	$(1,072)	Net revenue (1)
Foreign currency forward contracts	962	(6,429)	8,493	(22,268)	Cost of revenue (1)
Total, before taxes	4,690	(6,631)	7,958	(23,340)	(Loss)/income before taxes
Income tax effect	(1,210)	1,710	(2,053)	6,021	Provision for/(benefit from) income taxes
Total, net of taxes	$3,480	$(4,921)	$5,905	$(17,319)	Net (loss)/income

Defined benefit and retiree healthcare plans
Defined benefit and retiree healthcare plans	$7	$161	$17	$728	Other, net
Defined benefit and retiree healthcare plans	—	3,890	721	3,890	Restructuring and other charges, net
Total, before taxes	7	4,051	738	4,618	(Loss)/income before taxes
Income tax effect	(7)	10,135	(234)	10,003	Provision for/(benefit from) income taxes
Total, net of taxes	$—	$14,186	$504	$14,621	Net (loss)/income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive loss in future periods.

13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are shown in the below table.

	September 30, 2025	December 31, 2024
Assets
Cash equivalents (Level 1)	$557,763	$243,640
Foreign currency forward contracts (Level 2)	14,804	19,110
Commodity forward contracts (Level 2)	9,170	1,486
Total	$581,737	$264,236
Liabilities
Foreign currency forward contracts (Level 2)	$22,694	$27,648
Commodity forward contracts (Level 2)	54	1,262
Total	$22,748	$28,910
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
In the third quarter of 2025, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair value. The primary indicators of impairment were a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted, and a strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge. If Dynapower does not achieve the forecasted future cash flows, there is a possibility that additional impairments of the remaining $4.1 million of goodwill may be recognized in the future.
In the third quarter of 2024, we determined that our Dynapower reporting unit was impaired, and we recorded a $150.1 million non-cash impairment charge.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2025		December 31, 2024
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
4.0% Senior Notes	$1,000,000	$960,980	$1,000,000	$915,000
4.375% Senior Notes	$450,000	$435,065	$450,000	$410,625
5.875% Senior Notes	$500,000	$503,995	$500,000	$485,000
3.75% Senior Notes	$750,000	$692,580	$750,000	$652,500
6.625% Senior Notes	$500,000	$518,425	$500,000	$497,500
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2025 and December 31, 2024, we held equity investments under the measurement alternative of $7.3 million and $6.1 million, respectively, which are presented in other assets in the condensed consolidated balance sheets.
14. Derivative Instruments and Hedging Activities
Foreign Currency Derivatives
As of September 30, 2025, we had the following outstanding foreign currency forward contracts, which had the below hedge accounting designation in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
337.9 EUR	Various from October 2023 to September 2025	Various from October 2025 to September 2027	Euro ("EUR") to USD	1.13 USD	Cash flow hedge
3,273.8 MXN	Various from October 2023 to September 2025	Various from October 2025 to September 2027	USD to Mexican Peso ("MXN")	20.43 MXN	Cash flow hedge
57.7 GBP	Various from October 2023 to September 2025	Various from October 2025 to September 2027	British Pound Sterling ("GBP") to USD	1.30 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
106.7 USD	Various from March 2024 to May 2024	Various from October 2025 to May 2026	USD to Chinese Renminbi ("CNY")	6.97 CNY	Not designated
744.0 CNY	Various September 2024	Various from October 2025 to May 2026	USD to CNY	6.78 CNY	Not designated
17,341.7 KRW	Various from November 2023 to September 2024	Various from October 2025 to July 2026	USD to Korean Won ("KRW")	1,313.05 KRW	Not designated
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.
As of September 30, 2025, we estimate that $9.6 million of net losses will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending September 30, 2026.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$11,007	$15,717	Accrued expenses and other current liabilities	$16,021	$17,018
Foreign currency forward contracts	Other assets	3,797	2,936	Other long-term liabilities	3,722	4,042
Total		$14,804	$18,653		$19,743	$21,060
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$6,837	$1,413	Accrued expenses and other current liabilities	$54	$902
Commodity forward contracts	Other assets	2,333	73	Other long-term liabilities	—	360
Foreign currency forward contracts	Prepaid expenses and other current assets	1,710	457	Accrued expenses and other current liabilities	4,661	4,828
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	1,760
Total		$10,880	$1,943		$4,715	$7,850
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.

The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the three months ended September 30, 2025 and 2024:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income
	2025	2024		2025	2024
Foreign currency forward contracts	$1,663	$(16,220)	Net revenue	$(3,728)	$202
Foreign currency forward contracts	$4,695	$(16,079)	Cost of revenue	$(962)	$6,429

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net (Loss)/Income		Location of Gain/(Loss) Recognized in Net (Loss)/Income
	2025	2024
Commodity forward contracts	$6,670	$1,200	Other, net
Foreign currency forward contracts	$1,349	$(3,851)	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss)/income for the nine months ended September 30, 2025 and 2024:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive Income/(Loss)		Location of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income	Amount of Net Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss)/Income
	2025	2024		2025	2024
Foreign currency forward contracts	$(37,421)	$420	Net revenue	$535	$1,072
Foreign currency forward contracts	$31,349	$(23,534)	Cost of revenue	$(8,493)	$22,268

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net (Loss)/Income		Location of Gain/(Loss) Recognized in Net (Loss)/Income
	2025	2024
Commodity forward contracts	$12,682	$7,276	Other, net
Foreign currency forward contracts	$(2,746)	$(5,008)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2025, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $24.5 million. As of September 30, 2025, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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
The Performance Sensing segment serves the automotive and HVOR industries through the development and manufacture of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in various systems and applications. The Sensing Solutions segment primarily serves the industrial and aerospace industries through the development and manufacture of a broad portfolio of application-specific sensor and electrical protection products used in a diverse range of industrial and aerospace applications.
The following table presents net revenue, segment and non-segment operating expenses, and segment and non-segment operating income for the reportable segments and other operating results not allocated to our reportable segments for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue:
Performance Sensing	$656,936	$659,650	$1,959,577	$2,096,889
Sensing Solutions	275,042	274,386	827,040	800,296
Other	—	48,794	—	127,889
Total net revenue	$931,978	$982,830	$2,786,617	$3,025,074
Segment and non-segment operating expenses(1):
Performance Sensing	$501,310	$513,984	$1,514,199	$1,620,847
Sensing Solutions	189,968	193,588	577,864	567,529
Other	—	36,725	—	99,835
Total segment and non-segment operating expenses	$691,278	$744,297	$2,092,063	$2,288,211
Segment and non-segment operating income (as defined above):
Performance Sensing (1)	$155,626	$145,666	$445,378	$476,042
Sensing Solutions (1)	85,074	80,798	249,176	232,767
Other (1)	—	12,069	—	28,054
Total segment and non-segment operating income	240,700	238,533	694,554	736,863
Corporate and other	(100,121)	(102,304)	(238,364)	(244,022)
Amortization of intangible assets	(19,601)	(44,732)	(61,362)	(122,332)
Goodwill impairment charge	(225,700)	(150,100)	(225,700)	(150,100)
Restructuring and other charges, net	(18,166)	(140,624)	(31,758)	(144,897)
Operating (loss)/income	(122,888)	(199,227)	137,370	75,512
Interest expense	(37,715)	(38,942)	(113,367)	(118,200)
Interest income	5,313	5,857	14,070	15,397
Other, net	6,863	(12,294)	9,921	(19,741)
(Loss)/income before taxes	$(148,427)	$(244,606)	$47,994	$(47,032)
___________________________________
(1)    Other segment and non-segment expenses include associated cost of revenue, research and development, and selling, general and administrative expenses.

The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depreciation and amortization:
Performance Sensing	$30,085	$24,512	$79,164	$72,714
Sensing Solutions	4,947	4,000	12,823	11,903
Corporate and other (1)	37,922	49,916	97,028	138,427
Total depreciation and amortization	$72,954	$78,428	$189,015	$223,044
__________________________
(1)Included within corporate and other is amortization of intangible assets, accelerated depreciation recognized in connection with restructuring actions, and depreciation of certain assets. We do not allocate these amounts to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to PP&E and capitalized software for our reportable segments and corporate and other for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Additions to property, plant and equipment and capitalized software:
Performance Sensing	$17,693	$29,568	$59,298	$87,824
Sensing Solutions	3,924	5,234	9,706	14,054
Corporate and other	2,009	5,858	12,582	18,673
Total additions to property, plant and equipment and capitalized software	$23,626	$40,660	$81,586	$120,551
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the three and nine months ended September 30, 2025 and 2024. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue:
Americas	$381,561	$458,957	$1,134,026	$1,347,214
Europe	257,279	257,659	774,978	819,335
Asia and rest of world	293,138	266,214	877,613	858,525
Net revenue	$931,978	$982,830	$2,786,617	$3,025,074

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenue:
United States	$371,985	$425,747	$1,087,489	$1,245,377
China	183,100	158,254	540,645	521,985
The Netherlands	218,600	214,418	662,497	698,604
United Kingdom	30,262	32,596	87,222	92,436
All other	128,031	151,815	408,764	466,672
Net revenue	$931,978	$982,830	$2,786,617	$3,025,074

The following tables present PP&E, net, by geographic area and by significant country as of September 30, 2025 and 2024. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	September 30, 2025	December 31, 2024
Property, plant and equipment, net:
Americas	$272,973	$301,900
Europe	133,573	141,396
Asia and rest of world	369,202	378,357
Property, plant and equipment, net	$775,748	$821,653

	September 30, 2025	December 31, 2024
Property, plant and equipment, net:
United States	$112,160	$121,783
China	246,326	266,104
Mexico	160,685	179,980
Bulgaria	97,348	108,093
United Kingdom	24,605	21,147
Malaysia	118,866	108,118
All other	15,758	16,428
Property, plant and equipment, net	$775,748	$821,653
16. Disposals
Insights Business
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to an affiliate of Balmoral Funds ("the Buyer"). The closing of the transaction ("Closing") occurred in the third quarter of 2024, at which time net assets transferred to the Buyer.
For the three and nine months ended September 30, 2024, the Insights Business was included in our Other segment.
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
Overview
Net revenue for the three months ended September 30, 2025 was $932.0 million, a decrease of 5.2% on a reported basis compared to $982.8 million in the prior period. Excluding an increase of 0.8% attributed to changes in foreign currency exchange rates and a decrease of 9.1% related to the effect of disposals, net revenue increased 3.1% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline). Net revenue for the nine months ended September 30, 2025 was $2,786.6 million, a decrease of 7.9% compared to $3,025.1 million in the prior period. Excluding an increase of 0.4% attributed to changes in foreign currency exchange rates and a decrease of 7.3% related to the effect of disposals, net revenue decreased 1.0% on an organic basis.
Operating loss for the three months ended September 30, 2025 was $122.9 million (13.2% of net revenue), an increase of $76.3 million, or 38.3% compared to an operating loss of $199.2 million (20.3% of net revenue) in the three months ended September 30, 2024. Operating income for the nine months ended September 30, 2025 increased $61.9 million, or 81.9%, to $137.4 million (4.9% of net revenue) from $75.5 million (2.5% of net revenue) in the nine months ended September 30, 2024. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and nine months ended September 30, 2025 compared to the prior periods.

Operating loss in the third quarter of 2025 includes approximately $259.0 million in charges as a result of changes in clean energy policy and emission regulations, including a non-cash goodwill impairment charge. We determined that the Dynapower reporting unit was impaired and recorded a $225.7 million non-cash impairment charge. Refer to Note 13: Fair Value Measures of the Financial Statements, included elsewhere in this Report, for additional information.

We generated $420.0 million of operating cash flows in the nine months ended September 30, 2025, ending the quarter with $791.3 million in cash and cash equivalents. In the nine months ended September 30, 2025, we used cash of approximately $81.6 million for capital expenditures, $52.9 million for payment of cash dividends, and $120.6 million for share repurchases as part of our share repurchase plan.
In September 2025, certain of our indirect, wholly-owned subsidiaries entered into an amendment (the “Fourteenth Amendment”) to the credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement”). Refer to Note 10: Debt of the Financial Statements included elsewhere in this Report, for additional information regarding this transaction.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. We have derived the results of operations from the Financial Statements included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
Performance Sensing	$656.9	70.5%	$659.7	67.1%	$1,959.6	70.3%	$2,096.9	69.3%
Sensing Solutions	275.0	29.5	274.4	27.9	827.0	29.7	800.3	26.5
Other	—	—	48.8	5.0	—	—	127.9	4.2
Net revenue	932.0	100.0	982.8	100.0	2,786.6	100.0	3,025.1	100.0
Operating costs and expenses	1,054.9	113.2	1,182.1	120.3	2,649.2	95.1	2,949.6	97.5
Operating (loss)/income	(122.9)	(13.2)	(199.2)	(20.3)	137.4	4.9	75.5	2.5
Interest expense	(37.7)	(4.0)	(38.9)	(4.0)	(113.4)	(4.1)	(118.2)	(3.9)
Interest income	5.3	0.6	5.9	0.6	14.1	0.5	15.4	0.5
Other, net	6.9	0.7	(12.3)	(1.3)	9.9	0.4	(19.7)	(0.7)
(Loss)/income before taxes	(148.4)	(15.9)	(244.6)	(24.9)	48.0	1.7	(47.0)	(1.6)
Provision for/(benefit from) income taxes	14.1	1.5	(219.6)	(22.3)	79.9	2.9	(169.7)	(5.6)
Net (loss)/income	$(162.5)	(17.4)%	$(25.0)	(2.5)%	$(31.9)	(1.1)%	$122.7	4.1%
Net Revenue
Net revenue for the three months ended September 30, 2025 decreased 5.2% compared to the prior period. Net revenue increased 3.1% on an organic basis, which excludes an increase of 0.8% attributed to changes in foreign currency exchange rates and a decrease of 9.1% due primarily to the effects of the divestitures of the various assets and liabilities comprising our vehicle area networks and data collection business (collectively, the "Insights Business") in the third quarter of 2024 and the Magnetic Speed and Positioning Business ("MSP Business") in the first quarter of 2025. Refer to Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information on the sale of the Insights Business and the MSP Business.

Net revenue for the nine months ended September 30, 2025 decreased 7.9% compared to the prior period. Net revenue decreased 1.0% on an organic basis, which excludes an increase of 0.4% attributed to changes in foreign currency exchange rates and a decrease of 7.3% due primarily to the effects of the divestitures of the Insights Business in the third quarter of 2024 and the MSP Business in the first quarter of 2025.
Performance Sensing
Performance Sensing net revenue for the three months ended September 30, 2025 decreased 0.4% on a reported basis, which includes the effects of the divestiture of the MSP Business in the first quarter of 2025, and increased 3.6% on an organic basis compared to the prior period, which was primarily due to outgrowing both our Automotive and HVOR end markets.
Performance Sensing net revenue for the nine months ended September 30, 2025 decreased 6.5% on a reported basis and 3.6% on an organic basis compared to the prior period, which was primarily due to lower HVOR production levels in North America and Europe.

Sensing Solutions
Sensing Solutions net revenue for the three months ended September 30, 2025 increased 0.2% on a reported basis and 2.5% on an organic basis compared to the prior period, which is primarily due to content growth in our HVAC and aerospace end markets.

Sensing Solutions net revenue for the nine months ended September 30, 2025 increased 3.3% on a reported basis and 5.6% on an organic basis compared to the prior period, which is primarily due to content growth in our HVAC and aerospace end markets.
Operating Costs and Expenses
Operating costs and expenses for the three and nine months ended September 30, 2025 and 2024 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Operating costs and expenses:
Cost of revenue	$672.6	72.2%	$701.5	71.4%	$1,968.4	70.6%	$2,115.1	69.9%
Research and development	33.0	3.5	42.7	4.3	102.4	3.7	133.3	4.4
Selling, general and administrative	85.8	9.2	102.5	10.4	259.6	9.3	283.8	9.4
Amortization of intangible assets	19.6	2.1	44.7	4.6	61.4	2.2	122.3	4.0
Goodwill impairment charge	225.7	24.2	150.1	15.3	225.7	8.1	150.1	5.0
Restructuring and other charges, net	18.2	1.9	140.6	14.3	31.8	1.1	144.9	4.8
Total operating costs and expenses	$1,054.9	113.2%	$1,182.1	120.3%	$2,649.2	95.1%	$2,949.6	97.5%
Cost of revenue
For the three and nine months ended September 30, 2025, cost of revenue as a percentage of net revenue increased from the prior period, primarily due to (1) the net impacts of inflation on material and logistics costs and pricing recoveries from customers, (2) increases in charges for a slower than expected adoption of electric vehicles, which resulted in excess capacity and other charges, and (3) unfavorable product mix, partially offset by the favorable effect of changes in foreign currency exchange rates.
Research and development expense
For the three and nine months ended September 30, 2025, research and development expense decreased primarily as a result of the divestiture of the Insights Business in the third quarter of 2024 and restructuring actions impacting certain product lines.
Selling, general and administrative expense
For the three months ended September 30, 2025, SG&A expense decreased from the prior period, primarily due to costs and charges related to the third quarter 2024 sale of the Insights Business (including $5.8 million of accelerated vesting of restricted securities granted to employees of the Insights Business). Refer to Note 4: Share-Based Payment Plans and Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information on share-based compensation related to restricted securities and the sale of the Insights Business, respectively.
For the nine months ended September 30, 2025, SG&A expense did not fluctuate materially from the prior periods.
Amortization of intangible assets
For the three and nine months ended September 30, 2025, amortization of intangible assets decreased from the prior period, primarily due to (1) $9.6 million of accelerated amortization related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, (2) the divestiture of the Insights Business, resulting in approximately $6.6 million and $26.2 million, respectively, of lower amortization expense during fiscal year 2025, and (3) the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Goodwill impairment charge

In the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge for our Dynapower reporting unit within the Sensing Solutions segment. The primary indicators of impairment were a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted, and a strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows.
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

Restructuring and other charges, net
In the three months ended September 30, 2025, restructuring and other charges, net decreased from the prior period, primarily due to (1) the loss on the sale of the Insights Business in the third quarter of 2024, and (2) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, partially offset by charges related to the loss on the sale of the Magnetic Speed and Positioning business in the first quarter of 2025.
In the nine months ended September 30, 2024, restructuring and other charges, net decreased from the prior year period, primarily due to (1) the loss on the sale of the Insights Business in the third quarter of 2024, and 2) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, partially offset by (1) the loss on the sale of the Magnetic Speed and Positioning business in the first quarter of 2025, and (2) charges associated with the 2H 2024 Plan.
Refer to Note 5: Restructuring and Other Charges, Net and Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information regarding the components of restructuring and other charges, net.
Operating (Loss)/Income
For the three months ended September 30, 2025, operating loss was $122.9 million, compared to the operating loss of $199.2 million in the prior period. This favorable impact was driven primarily by (1) a decrease in product line and product lifecycle management charges, (2) a $25.1 million decrease in amortization of intangibles, and (3) cost savings as a result of actions taken as part of our restructuring plans, partially offset by a larger goodwill impairment charge taken in the current year than the prior year.

For the nine months ended September 30, 2025, operating income was $137.4 million, compared to $75.5 million in the prior period. This favorable impact was driven primarily by (1) a decrease in product line and product lifecycle management charges, (2) a decrease in amortization of intangibles, and (3) cost savings as a result of actions taken as part of our restructuring plans, partially offset by a larger goodwill impairment charge taken in the current year than the prior year.
Interest Expense
For the three and nine months ended September 30, 2025, interest expense did not fluctuate materially from the prior periods.
Interest Income
For the three and nine months ended September 30, 2025, interest income did not fluctuate materially from the prior periods.
Other, Net
Other, net primarily includes currency remeasurement gains and losses on net monetary assets, gains and losses on foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market gains and losses on investments, losses related to debt refinancing, and the portion of our net periodic benefit cost excluding service cost.

For the three months ended September 30, 2025, other, net represented a net gain of $6.9 million, a favorable impact on earnings of $19.2 million compared to a net loss of $12.3 million in the prior period. This favorable impact was primarily due to the absence of the loss on the redemption of the 5.0% senior notes due 2025 (the "5.0% Senior Notes") recognized in 2024 and a larger gain on commodity forward contracts in the current period.

For the nine months ended September 30, 2025, other, net represented a net gain of $9.9 million, a favorable impact on earnings of $29.7 million compared to a net loss of $19.7 million in the prior period. This favorable impact was primarily due to the absence of a $14.8 million loss recognized in the first quarter of 2024 as a result of observable price changes related to an equity investment held using the measurement alternative, the absence of the loss on the redemption of the 5.0% Senior Notes in the prior year, and a larger gain on commodity forward contracts in the current period.
Refer to Note 13: Fair Value Measures and Note 6: Other, Net of the Financial Statements, included elsewhere in this Report, for additional details of our hedge accounting contracts and the components of other, net, respectively.
Provision for/(benefit from) Income Taxes
The provision for/(benefit from) income taxes consists of (1) current tax expense, which relates primarily to our profitable operations in tax jurisdictions with limited or no net operating loss carryforwards and withholding taxes related to management fees, royalties, and the repatriation of foreign earnings; and (2) deferred tax expense (or benefit), which represents adjustments in book-to-tax basis differences primarily related to (a) book versus tax basis in intangible assets, (b) changes in net operating loss carryforwards and tax credits, and (c) changes in withholding taxes on unremitted earnings.

During the third quarter of both 2025 and 2024 our provision for income taxes was unfavorably impacted by the impairment of nondeductible goodwill. During the third quarter of 2024, our benefit from income taxes included a deferred tax benefit of approximately $257.7 million due to a tax strategy to secure the future tax deductibility of certain intellectual property which had a valuation allowance against it at December 31, 2023, offset by a $12.8 million tax expense on the sale of the Insights Business and a $11.1 million tax expense on the settlement of the U.S. qualified pension plan.
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
Free cash flow
Free cash flow is defined as net cash provided by operating activities less additions to property, plant and equipment and capitalized software. Free cash flow conversion is defined as Free cash flow divided by Adjusted net income. We believe free cash flow is useful to management and investors as a measure of cash generated by business operations that will be used to repay scheduled debt maturities and can be used to, among other things, fund acquisitions, repurchase ordinary shares, or accelerate the repayment of debt obligations.
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

Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended September 30, 2025 and 2024. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating (Loss)/Income	Operating Margin	Income Taxes	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$(122.9)	(13.2)%	$14.1	$(162.5)	$(1.12)
Non-GAAP adjustments:
Restructuring related and other (a)	267.9	28.7	(4.0)	263.9	1.81
Financing and other transaction costs (b)	15.0	1.6	—	15.0	0.10
Amortization of intangible assets (c)	19.6	2.1	—	19.6	0.13
Amortization of debt issuance costs	—	—	—	1.2	0.01
Other, net	—	—	1.4	(5.4)	(0.04)
Deferred taxes and other tax related	—	—	(2.1)	(2.1)	(0.01)
Total adjustments	302.5	32.5	(4.7)	292.1	2.01
Adjusted (non-GAAP)	$179.6	19.3%	$18.8	$129.6	$0.89

	For the three months ended September 30, 2024
(Dollars in millions, except per share amounts)	Operating (Loss)/Income	Operating Margin	Income Taxes	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$(199.2)	(20.3)%	$(219.6)	$(25.0)	$(0.17)
Non-GAAP adjustments:
Restructuring related and other (a)	211.9	21.6	(1.2)	210.7	1.40
Financing and other transaction costs (b)	132.2	13.4	(0.5)	131.6	0.87
Amortization of intangible assets (c)	43.5	4.4	—	43.5	0.29
Amortization of debt issuance costs	—	—	—	1.3	0.01
Other, net	—	—	(0.7)	11.6	0.08
Deferred taxes and other tax related	—	—	(239.2)	(239.2)	(1.59)
Total adjustments	387.6	39.4	(241.6)	159.6	1.06
Adjusted (non-GAAP)	$188.4	19.2%	$22.1	$134.6	$0.89
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the nine months ended September 30, 2025 and 2024.

	For the nine months ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$137.4	4.9%	$79.9	$(31.9)	$(0.22)
Non-GAAP adjustments:
Restructuring related and other (a)	302.5	10.9	(3.1)	299.4	2.04
Financing and other transaction costs (b)	24.0	0.9	0.1	24.1	0.16
Amortization of intangible assets (c)	61.4	2.2	—	61.4	0.42
Amortization of debt issuance costs	—	—	—	3.5	0.02
Other, net	—	—	0.9	(9.1)	(0.06)
Deferred taxes and other tax related	—	—	26.2	26.2	0.18
Total adjustments	387.9	13.9	24.0	405.5	2.76
Adjusted (non-GAAP)	$525.2	18.8%	$55.9	$373.6	$2.54

	For the nine months ended September 30, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$75.5	2.5%	$(169.7)	$122.7	$0.81
Non-GAAP adjustments:
Restructuring related and other (a)	240.6	8.0	(2.4)	238.2	1.58
Financing and other transaction costs (b)	139.5	4.6	(1.7)	137.8	0.91
Amortization of intangible assets (c)	118.0	3.9	—	118.0	0.78
Amortization of debt issuance costs	—	—	—	4.5	0.03
Other, net	—	—	0.7	20.4	0.14
Deferred taxes and other tax related	—	—	(233.8)	(233.8)	(1.55)
Total adjustments	498.1	16.5	(237.2)	285.1	1.89
Adjusted (non-GAAP)	$573.6	19.0%	$67.5	$407.8	$2.70
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for the three and nine months ended September 30, 2025 and 2024 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Business and corporate repositioning (i)	$6.1	$61.8	$40.4	$90.5
Other (ii)	261.8	150.1	262.1	150.1
Income tax effect	(4.0)	(1.2)	(3.1)	(2.4)
Total non-GAAP restructuring related and other	$263.9	$210.7	$299.4	$238.2
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business, including severance, contract termination costs, charges related to asset write-downs, and other various restructuring-related charges.
ii.Relates primarily to $225.7 million and $150.1 million in non-cash goodwill impairment charges recognized in the third quarter of 2025 and 2024, respectively, related to the Dynapower reporting unit. Also includes costs related to optimization of our manufacturing processes to increase productivity and rationalize our manufacturing footprint and supply chain workforce rationalization in response to changing customer demand and recent U.S. Government policy changes.
(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for the three and nine months ended September 30, 2025 and 2024 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Transaction loss (i)	$14.5	$121.4	$23.1	$124.1
Merger and acquisition compensation arrangements (ii)	0.5	10.5	0.9	14.6
Acquisition-related depreciation	—	0.3	—	0.8
Income tax effect	—	(0.5)	0.1	(1.7)
Total financing and other transaction costs	$15.0	$131.6	$24.1	$137.8
__________________________
i.Primarily includes losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or other transaction. In the nine months ended September 30, 2025, this line includes costs and losses associated with the disposition of the MSP Business. In the three and nine months ended September 30, 2024, this line includes costs and losses associated with the sale of the Insights business. Refer to Note 16: Disposals for further information on this transaction.
ii.Primarily relates to earnout compensation arrangements entered into concurrent with the closing of an acquisition and compensation in connection with the closing of a transaction.

(c)    In the three months ended December 31, 2024, we discontinued the use of adjustments to exclude step-up depreciation in our non-GAAP measures and we adjusted operating income and net income to exclude the amortization of all our intangible assets. The three and nine months ended September 30, 2024 have not been recast. If we had recast this non-GAAP measure for the three and nine months ended September 30, 2024, adjusted operating income and adjusted net income would have increased by an additional $1.2 million and $4.4 million, respectively.
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the nine months ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities (GAAP)	$420.0	$380.8
Additions to property, plant and equipment and capitalized software	(81.6)	(126.8)
Free cash flow (non-GAAP)	$338.4	$254.1
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2025	2024	2025	2024
Corporate and other expenses (GAAP)	$(100.1)	$(102.3)	$(238.4)	$(244.0)
Restructuring related and other	37.8	34.2	66.4	60.5
Financing and other transaction costs	1.3	19.2	2.6	24.6
Total adjustments	39.1	53.4	69.1	85.1
Adjusted corporate and other expenses (non-GAAP)	$(61.1)	$(49.0)	$(169.3)	$(158.9)
The following table provides a reconciliation of net (loss)/income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended September 30,		For the nine months ended September 30,
(In millions)	LTM	2025	2024	2025	2024
Net (loss)/income	$(26.1)	$(162.5)	$(25.0)	$(31.9)	$122.7
Interest expense, net	136.1	32.4	33.1	99.3	102.8
Provision for/(benefit from) income taxes	109.3	14.1	(219.6)	79.9	(169.7)
Depreciation expense	194.1	53.4	33.7	127.7	100.7
Amortization of intangible assets	84.8	19.6	44.7	61.4	122.3
EBITDA	498.1	(43.1)	(133.1)	336.3	278.8
Non-GAAP adjustments
Restructuring related and other	321.0	247.0	211.9	274.0	240.6
Financing and other transaction costs	18.4	15.0	131.9	24.0	138.7
Other, net	(8.2)	(6.9)	12.3	(9.9)	19.7
Adjusted EBITDA	$829.3	$212.1	$223.0	$624.4	$677.9

The following table provides a reconciliation of total debt and finance lease obligations in accordance with U.S. GAAP to gross and net debt balances and leverage ratios.

(Dollars in millions)	September 30, 2025	December 31, 2024
Current portion of long-term debt and finance lease obligations	$2.2	$2.4
Finance lease obligations, less current portion	19.6	21.0
Long-term debt, net	3,181.4	3,176.1
Total debt and finance lease obligations	3,203.2	3,199.5
Less: debt premium, net	0.8	1.0
Less: deferred financing costs	(19.4)	(24.9)
Total gross indebtedness	$3,221.8	$3,223.4
Adjusted EBITDA (LTM)	$829.3	$882.8
Gross leverage ratio	3.9	3.7

Total gross indebtedness	$3,221.8	$3,223.4
Less: cash and cash equivalents	791.3	593.7
Net debt	$2,430.5	$2,629.7
Adjusted EBITDA (LTM)	$829.3	$882.8
Net leverage ratio	2.9	3.0
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2025	December 31, 2024
United Kingdom	$3.5	$4.4
United States	5.8	6.9
The Netherlands	575.4	256.3
China	133.5	272.2
Other	73.1	53.9
Total	$791.3	$593.7
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

Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of September 30, 2025
(In millions)	United States Dollar ("USD")	Euro ("EUR")	British Pound Sterling ("GBP")	Chinese Renminbi ("CNY")	Other
United Kingdom	$0.4	€0.0	£2.2	¥—
United States	5.8	0.1	0.0	—
The Netherlands	561.9	11.4	0.2	—
China	53.2	—	—	571.6
Other	52.9	2.1	—	—
Total	$674.2	€13.6	£2.4	¥571.6
USD Equivalent		$15.9	$3.2	$80.3	$17.7

	As of December 31, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.1	€0.0	£3.1	¥—
United States	6.9	0.0	0.0	—
The Netherlands	247.8	7.4	0.5	—
China	73.1	—	—	1,453.6
Other	41.3	2.3	—	—
Total	$369.2	€9.7	£3.6	¥1,453.6
USD Equivalent		$10.1	$4.5	$199.2	$10.7
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2025 and 2024. We have derived these summarized statements of cash flows from the Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2025	September 30, 2024
Net cash provided by/(used in):
Operating activities:
Net (loss)/income adjusted for non-cash items	$443.6	$423.3
Changes in operating assets and liabilities, net	(23.6)	(37.2)
Other	—	(5.2)
Operating activities	420.0	380.8
Investing activities	(44.4)	15.2
Financing activities	(181.0)	(400.3)
Effects of exchange rate differences	3.1	2.4
Net change	$197.7	$(1.9)
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2025 increased compared to the corresponding period of the prior year, primarily due to favorable changes in working capital, partially offset by lower cash provided by earnings.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2025 was $44.4 million compared to cash provided of $15.2 million for the corresponding period of the prior year. This change was primarily due to lower proceeds received from the sale of the MSP Business in 2025 compared to the proceeds received from the sale of the Insights Business in 2024 and lower capital expenditures in the current period. Refer to Note 16: Disposals for additional information. For fiscal year 2025, we may spend up to $150.0 million on capital expenditures, which we expect to fund with cash on hand.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2025 was $181.0 million compared to cash used in financing activities of $400.3 million in the corresponding period of the prior year. This change was primarily due to the early redemption of our $700.0 million 5.0% Senior Notes in the third quarter of 2024, the increase in the amount of cash paid to repurchase ordinary shares in the current period, and the payment of $79.4 million to repurchase the remaining equity interest in a joint venture in the prior year, and was partially offset by the issuance of the 6.625% senior notes due 2032 in the second quarter of 2024. Refer to Note 12: Shareholders' Equity for additional information.
Indebtedness and Liquidity
As of September 30, 2025, we had $3.2 billion in gross indebtedness, which includes finance lease obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Senior Secured Credit Facilities
In September, we entered into the Fourteenth Amendment which (i) reduced the total amount of the Revolving Credit Facility commitments of the lenders from $750.0 million to $650.0 million, (ii) extended the maturity date of the Revolving Credit Facility to September 24, 2030, and (iii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of September 30, 2025, we had $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2025, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased under certain circumstances.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 21, 2025, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2025.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2024 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of September 30, 2025, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $282.4 million remained available as of September 30, 2025. In the nine months ended September 30, 2025, and 2024, we repurchased 4.2 million and 1.3 million ordinary shares under the September 2023 Program.
Dividends
In the nine months ended September 30, 2025 and 2024, we paid aggregate cash dividends of $52.9 million and $54.3 million, respectively. In October 2025, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in November 2025 to shareholders of record as of November 12, 2025.

Tender Offer
In October 2025, we announced the commencement of a cash tender offer for up to $350 million of the outstanding $1.0 billion aggregate principal amount of 4.0% Senior Notes due 2029, $450.0 million aggregate principal amount of 4.375% Senior Notes due 2030, and $500.0 million aggregate principal amount of 5.875% Senior Notes due 2030.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2024 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to our critical accounting policies and estimates, as previously disclosed, have occurred during the first nine months of 2025.
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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of material weaknesses as described below. As of December 31, 2024, the Company identified material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company's control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2025	1,393	$30.86	—	$282.4
August 1 through August 31, 2025	18,950	$29.93	—	$282.4
September 1 through September 30, 2025	1,365	$32.54	—	$282.4
Quarter total	21,708	$30.16	—	$282.4
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 1,393, 18,950, and 1,365 ordinary shares withheld in July 2025, August 2025, and September 2025, respectively, representing a total aggregate fair value of $0.7 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1
Amendment No. 14 to Credit Agreement, dated as of September 24, 2025, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 29, 2025).

10.2	Employment Agreement, dated June 23, 2025, between Nicolas Bardot and Sensata Technologies, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2025

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Stephan von Schuckmann
(Stephan von Schuckmann) Chief Executive Officer (Principal Executive Officer)

/s/ Andrew Lynch
(Andrew Lynch) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)