Form 10-K
period 2025-12-31
Sensata Technologies Holding plc
filed 2026-02-27
CIK 1477294

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
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s ordinary shares held by non-affiliates at June 30, 2025 was approximately $4.3 billion based on the New York Stock Exchange closing price for such shares on that date.
As of January 29, 2026, 145,799,544 ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates information from certain portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year ended December 31, 2025.

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
A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by these forward-looking statements including, but not limited to, risks related to instability and changes in the global markets, supplier interruption or non-performance, changes in trade-related tariffs and risks with uncertain trade environments, the acquisition or disposition of businesses, variability in metals pricing, cybersecurity, adverse conditions or competition in the industries upon which we are dependent, intellectual property, product liability, warranty, and recall claims, public health crises, market acceptance of new product introductions and product innovations, labor disruptions or increased labor costs, and changes in existing environmental or safety laws, regulations, and programs.
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

PART I
ITEM 1.     BUSINESS
The Company
The reporting company is Sensata Technologies Holding plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries, collectively referred to as the "Company," "Sensata," "we," "our," and "us." We are a global industrial technology company that strives to help our customers and partners safely deliver a cleaner, more efficient, electrified, and connected world. For more than 100 years, we have been developing and innovating a wide range of customized solutions that address increasingly complex engineering and operating performance requirements for our customers' mission-critical applications. We present financial information for three reportable segments, Automotive, Industrials, and Aerospace, Defense, and Commercial Equipment.
We develop, manufacture, and sell sensors and sensor-rich solutions, electrical protection components and systems, and other products. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is composed of various switches, fuses, inverters, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include power conversion systems, which include inverters, converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
Customers
Our customers in the Automotive reportable segment include leading global automotive original equipment manufacturers ("OEMs") and the companies that supply parts directly to these OEMs, known as Tier 1 suppliers, as well as various aftermarket distributors. Within the Industrials reportable segment, our customers include a wide range of industrial and commercial manufacturers and suppliers across multiple end markets, primarily OEMs in the climate control, appliance, medical, energy and charging infrastructure, and data/telecom industries, as well as systems integrators and motor and compressor distributors. Customers of the Aerospace, Defense, and Commercial Equipment reportable segment include manufacturers, suppliers, and distributors in the aerospace and defense industries and OEMs and their Tier 1 suppliers of agricultural, construction, and on-road truck equipment.
We have had relationships with our top ten customers for an average of 36 years. No customer exceeded 10% of our net revenue in any of the years ended December 31, 2025, 2024, and 2023.
Business Strategy
We believe our long-term success depends on improving operational performance, optimizing capital allocation, and returning to growth.
Improving operational performance
We have achieved our current cost position through development of manufacturing scale and efficiencies, a continual process of migration and transformation to best-cost manufacturing locations, global best-cost sourcing, product design improvements, and ongoing productivity-enhancing initiatives. We also use our decades of manufacturing expertise to drive efficient, high-quality processes. We leverage next-generation automation to lower labor costs and to drive towards zero defects. We are building resilient supply chains with a balanced approach in ensuring the continuity of supply while aggressively focusing on innovative ways to drive material cost down. Through collaboration and partnership across our project teams, sourcing, and our supply base partners, we have identified and are executing on project-based material savings programs to help mitigate inflation. In addition, we continue to drive operational efficiencies with network analysis and optimization, lean initiatives, and accelerating automation deployments to mitigate both labor shortages and wage inflation pressures in our factories.
Optimizing capital allocation
Our capital allocation strategy is primarily focused on supporting the growth of the business through capital expenditures, maintaining our dividend, reducing our debt levels, and repurchasing shares opportunistically.
•We repaid an aggregate principal amount of $354.0 million of the 4.0% senior notes in November 2025 that were validly tendered in connection with a cash tender offer that commenced in October 2025.
•We repaid our $700.0 million aggregate principal amount of 5.0% senior notes due 2025 (the "5.0% Senior Notes") in July 2024 with a combination of cash on hand and the issuance of our $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes").
•We repaid our $400.0 million aggregate principal amount of 5.625% senior notes due 2024 (the "5.625% Senior Notes") in December 2023 with cash on hand.
•In September 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), effective on October 1, 2023. In the twelve months ended December 31, 2025, we paid $120.6 million to repurchase shares and $70.4 million in cash dividends.
Returning to growth
While we may continue to consider strategic partnerships and acquisitions to accelerate the growth and transformation of our product portfolio and to obtain access to new technologies, expertise, processes, and solutions, our primary focus is growing the core business, which continues to have meaningful end market demand and generate strong cash flows. Our future success builds upon our deep expertise in customizing the base technologies developed over the years, improving them meaningfully over time, and expanding to other end markets or applications. In some cases, we look to accelerate this by integrating new technologies and capabilities that have been acquired.
Automotive
The Automotive reportable segment accounted for approximately 57.0% of our net revenue in fiscal year 2025. It primarily serves the Automotive OEM and aftermarket industries through the development and manufacturing of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications.
Our solutions are present in a wide variety of transportation systems and subsystems, playing a critical role in ensuring the functionality and safety of a vehicle’s operation. Within both internal combustion and electrified propulsion architectures, we provide various sensor solutions (e.g., electric motor position, gasoline direct injection, oil pressure monitoring, exhaust temperature, electric motor position, and fuel delivery) that enable superior functionality, efficiency, and optimized performance while reducing environmental impact. As more transportation platforms leverage a plug-in hybrid or fully electrified powertrain, the ability to protect the vehicle systems/sub-systems from high-voltage power sources becomes critical, a need that our electrical protection portfolio (e.g., high-voltage contactors, fuses, and high-voltage junction boxes) addresses. Our cabin thermal management (e.g., pressure plus temperature sensing) and safety (e.g., braking, electronic stability control, and tire management solutions) sensor/product solutions all play critical roles in enabling safety, improved performance, and increased efficiency and range across ICE, plug-in hybrid, and electrified powertrains.
Applications we serve require close engineering collaboration between us and our OEM partners or their Tier 1 suppliers. Solutions are designed to meet application-specific requirements with customer-specific fit, form, and function. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating, and testing sensors as part of their product development. Once our solutions are designed into an application, we are well positioned as the incumbent supplier due to the high degree of sensor customization and application/vehicle platform certification. This results in high switching costs for automotive manufacturers once a sensor is designed into a particular system or platform. We believe this is one of the reasons that sensors are rarely changed during a platform lifecycle, which in the case of the automotive industry typically lasts five to seven years. OEMs and Tier 1 suppliers seek to partner with suppliers with a proven record of quality, on-time delivery, and performance, as well as the engineering and manufacturing scale/resources to meet their needs over the multi-year lifecycle of these highly engineered vehicles and systems.
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
We believe light vehicle production is a proxy for automotive end market growth. We believe that growth in the automotive end market has historically been driven by three principal trends: growth in the number of vehicles produced globally and expansion in the number and type of sensors per vehicle.

Number of sensors per vehicle: We believe that the number of sensors used in vehicles of all classes will continue to be driven by increasing requirements in vehicle emissions, efficiency, safety, electrification, and comfort-related control systems that depend on sensors for proper functioning, such as electronic stability control, tire pressure monitoring, advanced driver assistance, advanced combustion and exhaust after-treatment applications. For example, government regulation of emissions, including fuel economy standards such as the National Highway Traffic Safety Administration’s Corporate Average Fuel Economy requirements in the U.S. and emissions requirements require advanced sensors to achieve these performance metrics. Sensors are crucial enablers for a vehicle’s systems and sub-systems to meet the ever-increasing requirements in a vehicle’s operation.
New Technology: Automobiles continue to evolve, with new alternative technologies being developed to make these vehicles more efficient, reliable, financially viable, and safe. We believe this trend will drive growth in our business for the foreseeable future. Moreover, we believe our broad customer base, global diversification, and evolving portfolio provide the foundation that will allow us to grow with these trends across a diverse set of markets.
Product Categories
The following table presents the significant product categories offered by Automotive and the corresponding key products, solutions, applications and systems:

Key Products/Solutions	Key Applications/Systems
Product category: Sensors
Pressure sensors High-temperature sensors Force sensors Pressure monitoring solutions	Thermal management and air conditioning systems Powertrain Exhaust after-treatment Suspension Braking Tire management solutions Battery packs
Product category: Electrical protection
High-voltage contactors/fuses High-voltage switching and protection devices and solutions High-voltage distribution modules	Electrical protection Electrical powertrain Battery packs Charging systems
Competitors
Within each of the principal product categories in Automotive, we compete with three to four suppliers per key application served. These competitors range from local to large players, depending on the market. We believe that the key competitive factors in the markets served by this segment are product performance in mission-critical operating environments, quality, service, reliability, manufacturing footprint, and commercial competitiveness. We believe that our ability to design and produce customized solutions globally, breadth and scale of product offerings, technical expertise and development capability, product service and responsiveness, and a commercially competitive offering position us well to succeed in these markets. We are experts in the applications we serve, enabling us to provide industry-leading solutions to our customers.
Industrials
Industrials, which accounted for approximately 21.3% of our net revenue in fiscal year 2025, primarily serves industrial customers through the development and manufacture of a broad portfolio of application-specific sensor, power management, and electrical protection products used in a diverse range of industrial markets, including the appliance, heating, ventilation and air conditioning ("HVAC"), material handling, charging infrastructure, renewable energy generation, and microgrid applications and markets.
Our products perform many functions, including prevention of damage from excess heat, gas leak detection sensing, electrical current, optimization of system performance, low-power circuit control, renewable energy generation, and power conversion from DC power to AC power. Our electrical protection devices are critical for the safe operation of appliances that are used in every day life. We believe that we are the industry leader in the residential and commercial heating and cooling equipment markets for switches and sensors that manage the refrigerant loop.

Markets
Demand for our products is driven by many of the same factors as in the transportation sensor markets: regulation of emissions, greater energy efficiency and safety, and consumer demand for new features. We use Purchasing Managers' Index to gauge short-term trends in the markets we serve. For instance, the growing consumer demand for cleaner heat sources (e.g., heat pumps) that utilize our content is being driven by government initiatives to reduce carbon emissions.
We continue to focus our efforts on expanding our presence globally and serving our global customers in a highly efficient and cost-effective manner. Our customers include established multinationals as well as local producers in certain markets. Asia Pacific remains a priority for us in light of the rapid growth and pace of innovation in that market. We also believe there is a growing opportunity for applications of our products in data centers, specifically around liquid and air cooling solutions, electrical protection, battery energy storage, and uninterruptible power supply, based on data centers' increasing needs for precision sensing, power management, and system reliability across computing environments.
Product Categories
The following table presents the significant product categories offered by Industrials and the corresponding key products, solutions, applications and systems:

Key Products/Solutions	Key Applications/Systems
Product category: Electrical protection
Bimetal electromechanical controls Circuit breakers Switches and relays	Motors, compressors, pumps Heating and cooling systems Home appliances Lighting Industrial Data and telecom equipment Medical equipment
Product category: Sensors
Position sensors Pressure sensors Temperature sensors Gas leak detection sensors Current sensors	Motors, compressors, pumps Hydraulic machinery Motion control systems Motor/platform controllers
Product category: Power management
Energy storage systems High voltage contactors/fuses Rectifiers and frequency converters Power conversion systems	Grid harmonics and power delivery
Competitors
Within each of the principal product categories in Industrials, we compete with divisions of large multinational industrial corporations and companies with smaller market share that compete primarily in specific markets, applications, systems, or products. We believe that the key competitive factors in these markets are product performance, quality, and reliability. We believe our competitive advantage lies in our ability to leverage innovation from the automotive side of the business, ensuring scalability and reliability. We also differentiate ourselves with our global support and footprint. We provide local support, local service, and local technical engineering development for our customers globally.
Aerospace, Defense, and Commercial Equipment
The Aerospace, Defense, and Commercial Equipment reportable segment accounted for approximately 21.7% of our net revenue in fiscal year 2025. It primarily serves the aerospace, including commercial aircraft, defense, and commercial equipment, including on-road trucks, construction, and agriculture markets, through the development and manufacture of a variety of sensors, electrical protection products, operator controls, and other solutions that are used in mission-critical systems and applications.
Our solutions play an important role in ensuring the safety and functionality of transportation systems and subsystems. We collaborate closely with OEMs and Tier 1 suppliers to meet their requirements around form, fit, and function of our products within specific applications. This creates high switching costs for manufacturers once a sensor is designed into a particular platform or system. We believe this is one of the reasons that sensors are rarely changed during platform life cycles.
Markets
The markets we serve are seeking to provide cleaner and safer solutions while aligning with evolving regulatory requirements. Increased demand for our aerospace and defense sensor products is driven by regulation of emissions, greater energy efficiency and safety, and consumer demand for new features. Regulatory requirements, such as EPA 27 and Euro 07, create opportunities for Sensata to increase content on platforms, which can potentially drive end market outgrowth throughout the adoption cycle.
The operations of this segment also serve the on-road truck production, agriculture production, and construction production markets. Growth in these markets has historically been driven by growth in the number of vehicles produced globally and expansion in the number and type of sensors per vehicle. The markets served by our Aerospace, Defense, and Commercial Equipment segment tend to be cyclical in nature.
Product Categories
The following table presents the significant product categories offered by Aerospace, Defense, and Commercial Equipment and the corresponding key products, solutions, applications, and systems:

Key Products/Solutions	Key Applications/Systems
Product category: Sensors
Pressure sensors High-temperature sensors Position sensors Gas leak detection sensors Operator controls
Thermal management and air conditioning systems
Powertrain
Exhaust after-treatment
Suspension
Braking
Tire management solutions
Battery packs
Motors, compressors, pumps
Hydraulic machinery
Motion control systems
Commercial and military aircraft
Motor/platform controllers

Product category: Electrical protection
High-voltage contactors/fuses
High-voltage distribution units
Battery management system
Charging inlet modules
Bimetal electromechanical controls
Circuit breakers
Energy storage systems
Switches and relays
Brushless DC motors
Electrical protection Electrical powertrain Battery management Charging systems Motors, compressors, pumps Commercial and military aircraft Data and telecom equipment Recreational vehicles
Competitors
Within each of the principal product categories in Aerospace, Defense, and Commercial Equipment, we compete with large corporations and small companies, depending on the end market. We believe that the key competitive factors in these markets are product performance, quality, reliability, and service. Our competitive advantages include the ability to leverage innovative ideas and technologies from the Automotive segment, the depth and scale of our product offerings, customer service, and our ability to develop and manufacture application-specific solutions.
Other
In 2024, we made organizational changes that involved moving various assets and liabilities comprising our vehicle area networks and data collection business (collectively, the "Insights Business") to an Other segment, which is not aggregated within any of our reportable segments. In September 2024, we sold the Insights Business to a third party. See Note 21: Divestitures for additional information.
Technology and Intellectual Property
We believe that continued focused investment in research and development ("R&D") is critical to our future growth and maintaining our leadership positions in the markets we serve. Our R&D efforts are directly related to the timely development of new and enhanced products that are central to our business strategy. We continually develop our technologies to meet an evolving set of customer requirements and new product introductions. We conduct such activities in areas we believe will increase our long-term revenue growth. Our development expense is typically associated with engineering core technology platforms for specific applications and engineering major upgrades that improve functionality or reduce the cost of existing products. Our sustaining engineering expense consists of costs related to modifying existing products for use by new and existing customers in familiar applications, as well as costs to improve our manufacturing processes. We begin many development opportunities at an early stage for several reasons: (1) we are the incumbent in many systems for our key customers; (2) we have robust design and service capabilities; and (3) our global engineering teams are located close to key customers in regional business centers.
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
The following table presents information on our patents and patent applications as of December 31, 2025:

	U.S.	Non-U.S.
Patents	282	636
Pending patent applications filed within the last five years	70	282
Our patents have expiration dates ranging over the next nineteen years through 2045. We also own a portfolio of trademarks and license various patents and trademarks. "Sensata" and our logo are trademarks.
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
Raw Materials
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products in all of our segments, including those containing certain commodities (e.g., semiconductors, resins, and metals), which may experience significant volatility in their price and availability due to, among other things: new laws or regulations, including labor laws and the impact of tariffs; trade barriers and disputes; global economic or political events, including government actions and labor strikes; suppliers' allocations to other purchasers; interruptions in production by suppliers; increased logistics costs; changes in foreign currency exchange rates; and prevailing price levels.
Seasonality
Because of the diverse global nature of the markets in which we operate, our net revenue is only moderately impacted by seasonality. Industrials experiences some seasonality, specifically in its air conditioning and refrigeration products, which tend to peak in the first two quarters of the year as inventories are built up for spring and summer sales. In addition, Automotive's net revenue tends to be weaker in the third quarter of the year as automotive OEMs retool production lines for the coming model year.
Human Capital Resources
We are committed to maintaining a workplace in which all individuals are treated with respect and dignity. We recognize that our employees contribute unique perspectives and value through their diverse backgrounds, experiences, and characteristics. It is our policy to recruit, hire, develop, and retain qualified individuals without regard to personal characteristics that are not related to job performance or the requirements of the business. One of our key areas of prioritization is to empower our workforce through promotion of a culture that values inclusion and diversity and prioritizes employee well-being and safety.

The following table presents a summary of our employee population as of December 31, 2025:

(in thousands)	Total	U.S. Based	Female	Covered by Collective Bargaining
Employees	16.7	1.3	9.2	0.2
Contractors (1)	2.3	0.1	1.0	—
__________________________
(1)    We engage contract workers in multiple locations, primarily to cost-effectively manage variations in manufacturing volume, but also to perform engineering and other general services. Includes approximately 2,100 direct labor contract workers worldwide.
A summary of additional content in the Sustainability Report can be found under the heading Sustainability included elsewhere in this Item 1: Business.
Belonging at Sensata
We believe in treating all people with respect and dignity. Each person brings unique value through their varying backgrounds, life experiences, and other characteristics that make our employees unique. It is our policy and practice to hire and employ qualified individuals without regard to these characteristics.
We strive to create and foster a supportive and understanding environment in which ideas are shared freely, helping all individuals realize their maximum potential within Sensata. An inclusive culture is fundamental to innovation and problem-solving and is vital to our business.
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
Learning and Development
We believe that continued success in executing our business strategy requires us to provide a broad range of learning and development programs and opportunities to our employees. We offer our employees an online global learning management system that enables them to access live virtual and on-demand training. In fiscal year 2025, employees completed over 84,900 hours of training spanning various required learning and professional development topics.
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

Ethics
We have adopted a Code of Conduct governing the conduct of our personnel, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our Code of Conduct is modified from time to time and is available on the investor relations page of our website at www.sensata.com under Corporate Governance. We have a three-part annual training covering the topics discussed in the Code of Conduct on Sensata Learning, our online global learning management system.
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
Sustainability
Sustainability is an integral part of Sensata’s business strategy and operations. Our products and technologies help our customers and partners deliver a safer, cleaner, more efficient and electrified world. We also manage the environmental impact of our own operations, including energy consumption and emissions, and recognize that climate change may affect aspects of our business and facilities.
Our sustainability efforts focus on four areas:
•Empowering our workforce: Promoting a culture of belonging, while prioritizing employee health, safety, and well-being.
•Innovating for Sustainability: Developing products that enable a safer, cleaner, more efficient and electrified world.
•Protecting Our Environment: Reducing our operational footprint through energy, water, and waste initiatives.
•Operating Responsibly: Upholding integrity and high ethical standards in all business practices.
Additional information, including progress toward our commitments, is available in our annual Sustainability Report at www.sensata.com/sustainability. Information on our website, including the Sustainability Report, is not incorporated by reference into this Form 10-K.
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
Compliance with environmental and governmental regulations and meeting customer requirements have increased our cost of doing business in various ways and may continue to do so in the future. We do not currently anticipate material capital expenditures during fiscal year 2026 for environmental control facilities. We also do not believe that existing or pending legislation, regulation, or international treaties or accords, whether related to environmental or other government regulations, are reasonably likely to have a material adverse effect in the foreseeable future on our business or the markets we serve, nor on our results of operations, capital expenditures, earnings, competitive position, or financial standing.
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
Much of our business depends on, and is directly affected by, the global automobile industry. Sales in our automotive end markets accounted for approximately 57% of our total net revenue in fiscal year 2025. Declines in demand such as those experienced as a result of the COVID-19 pandemic and other adverse developments like those we have seen in past years in the automotive industry, including but not limited to customer bankruptcies and increased demands on us for lower prices, could have adverse effects on our results of operations and could impact our liquidity and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.
Because of the prevalence of ICE vehicles today, applications in these vehicles make up most of our current transportation addressable markets (automotive and commercial equipment). These addressable markets are large today and growing, with expectations that they will continue to grow over the next ten years. However, the automotive market is rapidly changing with the transformation into electrification. Many of the components and subsystems we have historically developed and produced, such as those used in braking, tires, and environmental control from traditional ICE vehicles, will play a significant role in this expansion, as we can convert much of this technology for use in electric vehicle applications. If the pace of customer adoption of EVs slows, and this demand is not replaced by demand of more traditional vehicles served by our core ICE business, our results of operations, financial condition, and cash flows could be materially adversely affected.

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
In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty, and recall claims could be material. The insurance coverages that the Company maintains may not apply to all types of claims and proceedings, and, where insurance exists, the amount of insurance coverage may not be adequate to cover the total claims and liabilities.
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
We use a broad range of manufactured components, subassemblies, and raw materials in the manufacture of our products in all of our segments, including those containing certain commodities (e.g., semiconductors, resins, and metals), which may experience significant volatility in their price and availability due to, among other things, new laws or regulations, including the impact of tariffs, trade barriers, trade disputes, export or sourcing restrictions, economic sanctions, and global economic or political events including government actions, labor strikes, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in foreign currency exchange rates, and prevailing price levels.
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
We operate in markets that are highly competitive, and we compete on the basis of product performance in mission-critical operating environments, quality, service, reliability, manufacturing footprint, and commercial competitiveness across the industries and end markets we serve. A significant element of our competitive strategy is to design and manufacture high-

quality products that meet the needs of our customers at a commercially competitive price, particularly in markets where low-cost, country-based suppliers, primarily in China with respect to the Industrials segment, have entered the markets or increased their per-unit sales in these markets by delivering products at low cost to local OEMs. In addition, certain of our competitors in the transportation sensor market are influenced or controlled by major OEMs or suppliers, thereby limiting our access to these customers. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, primarily to reduce risk of delivery interruptions or as a means of extracting more value from us. Certain of our customers currently have, or may develop in the future, the capability to internally produce the products that we sell to them and may compete with us with respect to those and other products and with respect to other customers.
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
We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, we may not be able to detect incidents in our IT systems or assess the severity or impact of an incident in a timely manner. We have experienced attacks to our systems and networks and have from time-to-time experienced cybersecurity incidents, such as computer viruses and malware, unauthorized parties gaining access to our IT systems, and similar incidents, which to date have not had a material impact on our business. Refer to Note 15: Commitments and Contingencies, for a discussion of our April 2025 cybersecurity incident. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Additionally, we have been an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack.
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
Climate change is receiving increasing attention worldwide, which has led to increased stakeholder and societal expectations on companies to address change and significant legislative and regulatory efforts to limit GHG emissions. For example, adoption of GHG or climate change rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy. Additionally, jurisdictions throughout the world are enacting more stringent disclosure requirements related to climate change impacts of an entity’s business. Such increased disclosure requirements could increase our costs and could result in risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. Many of our customers are adopting specific environmental requirements, including renewable‑energy commitments, emissions‑reduction targets, and circularity or waste‑reduction goals. Meeting these expectations may increase our costs, and failure to do so could negatively impact customer relationships or future business awards.
Changes in consumer preferences and government regulations may result in increased costs, reduced demand for our ICE products, and reduced profits. Part of our strategy to address these risks includes our transition to EVs, which presents additional risks, including reduced demand for, and therefore profits from, our ICE vehicles, which we are using to fund our growth strategy; higher costs or reduced availability of materials related to EV technologies impacting profitability; and risks related to the success of our EV strategy.
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
Our business, including our employees, customers, and suppliers, is located throughout the world. We employ approximately 92% of our workforce outside of the U.S. We have many manufacturing, administrative, and sales facilities outside of the U.S. Our subsidiaries located outside of the U.S. generated approximately 61% of our net revenue in fiscal year 2025 (including approximately 20% in China), and we expect sales from non-U.S. markets to continue to represent a significant portion of our total net revenue. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, economic sanctions, investments, taxation, exchange controls, and repatriation of earnings.
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
Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse impact on our business, financial condition, liquidity, and results of operations. As has occurred with the COVID-19 pandemic, a global pandemic could cause significant disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners, and customers do business and in which our workforce is located. A global pandemic and efforts to manage it, including those by governmental authorities, could have significant impacts on global markets, and could have a significant, negative impact on our sales and operating results. Disruptions could include: partial shutdowns of our facilities as mandated by government decree; government actions limiting our ability to adjust certain costs; significant travel restrictions; “work-from-home” orders; limited availability of our workforce; supplier constraints; supply chain interruptions; logistics challenges and limitations; and reduced demand from certain customers. The COVID-19 pandemic has had these effects on the economy and our business.
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
As of December 31, 2025, we had $2.9 billion of gross outstanding indebtedness, including various tranches of senior unsecured notes (the “Senior Notes”). The credit agreement governing our secured credit facility (as amended, supplemented, waived, or otherwise modified, the "Credit Agreement") provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a $650.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to our outstanding indebtedness.
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
We have recorded a significant amount of goodwill and other identifiable intangible assets. Goodwill and other intangible assets, net totaled approximately $3.6 billion as of December 31, 2025, or 53% of our total assets. Goodwill, which represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, was approximately $3.2 billion as of December 31, 2025, or 47% of our total assets.

In the third quarter of 2025, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair value. Accordingly, we evaluated the Dynapower reporting unit for impairment and determined that it was impaired. In the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge. This impairment was primarily driven by a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted and a strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows. If Dynapower does not achieve the forecasted future cash flows, there is a possibility that additional impairments of the remaining $4.1 million of goodwill may be recognized in the future.
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
Refer to Note 11: Goodwill and Other Intangible Assets, Net, Net of our Financial Statements included elsewhere in this Report for additional information related to our goodwill and other identifiable intangible assets and the Dynapower impairment charge. Refer to Critical Accounting Policies and Estimates, in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report for additional information related to the assumptions used in the development of the fair value of our reporting units.
Our global effective tax rate ("ETR") may be volatile and could increase due to changes in our geographic mix of earnings, tax laws and rates, and the outcome of tax audits, which could adversely affect our results of operations, cash flows, and financial condition.
We are subject to income taxes in the United Kingdom, the United States, China, the Netherlands, Mexico, and numerous other jurisdictions. Our ETR can vary materially from period to period due to factors outside our control, including changes in tax laws and rates, differences between statutory and effective rates across jurisdictions, the utilization and expiration of tax attributes (such as net operating losses and tax credits), valuation allowance assessments, and the tax effects of acquisitions, dispositions, restructurings, and other strategic transactions. The determination of our provision for (or benefit from) income taxes requires significant judgment and is inherently uncertain. Changes in facts and circumstances, audit outcomes, or interpretations of tax laws could result in our actual tax liabilities differing from amounts previously recognized, which could require us to record additional tax expense, interest, or penalties in future periods.
Global tax reforms—including the OECD Pillar Two global minimum tax and related local implementations—may increase our tax compliance costs and ETR and create additional uncertainty in our financial results.
Many jurisdictions in which we operate have enacted or proposed significant tax changes, including the OECD’s Pillar Two framework, which establishes a global minimum jurisdictional ETR for large multinational enterprises and became effective for fiscal years beginning on or after December 31, 2024. Based on our current operating structure and geographic mix of earnings, taxes arising under the Pillar Two framework were not significant to our overall income tax provision for the year ended December 31, 2025. However, the Pillar Two rules are complex and continue to evolve through legislative amendments, administrative guidance, and differing local interpretations. As additional jurisdictions implement the rules, or as guidance and enforcement practices develop, the impact of Pillar Two on our tax profile may increase. Changes in our business activities, acquisitions, or geographic mix of earnings could also result in higher exposure to minimum taxes, incremental cash tax obligations, and increased compliance and administrative costs. In addition, the European Commission has conducted, and may continue to conduct, investigations into whether certain tax rulings or regimes in European Union member states constitute impermissible state aid. Adverse findings in these investigations may have retroactive effect and could result in additional tax liabilities, even where we believe we have complied with applicable local tax laws.

Changes in U.S. federal tax laws and regulations—including modifications to international tax rules—could increase our tax liabilities, compliance costs, and earnings volatility and adversely affect our financial results.
U.S. federal income tax laws and regulations are subject to ongoing change through legislation, administrative guidance, and judicial interpretation. Such changes may affect, among other things, the taxation of foreign subsidiaries, limitations on the deductibility of interest and other expenses, the treatment of cross-border payments, and the availability and utilization of foreign tax credits. New or amended U.S. tax rules may be effective retroactively or include transition provisions that require us to reassess deferred tax assets and liabilities, valuation allowances, and prior-year tax positions. In addition, interactions between U.S. tax rules and foreign tax regimes, including global minimum tax frameworks, may increase complexity and reduce the expected benefits of our current tax structure. Our ability to anticipate and effectively respond to changes in U.S. tax laws may be limited, particularly where guidance continues to evolve. For a more detailed discussion of our income tax provision, effective tax rate, deferred taxes, valuation allowances, uncertain tax positions, cash taxes, and the impact of recent tax law developments, see Note 7: Income Taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
We are organized as a holding company, a legal entity that is separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends, interest, and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt, repurchasing ordinary shares, and corporate expenses. While our subsidiaries generally may remit funds to us, certain foreign subsidiaries are subject to foreign‑exchange verification and other regulatory processes that can create compliance complexity and timing delays in making dividend or other payments. No assurance can be given that future changes in law, regulatory actions, or other circumstances will not further restrict, delay, or otherwise affect our ability to receive funds from these subsidiaries. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
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
English law imposes additional restrictions on certain corporate actions. For example, English law provides that a board of directors may only allot, or issue, securities with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders at a general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. Our shareholders have already approved a general authority for the directors to allot equity securities and a specific authority to issue shares under our equity plan excluding preemptive rights, together with the related disapplication of pre‑emptive rights and subject to the limits set forth in those resolutions, until our next annual general meeting. Both the general allotment authority and the equity‑plan allotment authority—along with the associated exclusions of pre‑emptive rights—require periodic renewal, and we plan to seek shareholder approval for each authority at each annual general meeting.
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
English law also generally prohibits a company from repurchasing its own shares by way of "off-market purchases" without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the New York Stock Exchange, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an "off-market purchase." Our current authorization expires on June 10, 2030, and we intend to renew this authorization periodically.
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
Our Audit Committee and our management are actively involved in the oversight of our cybersecurity program. As described in more detail below, we have established policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted meaningful financial and personnel resources to implement and maintain security programs to meet regulatory requirements and customer expectations, and we intend to continue to make meaningful investments to maintain the security of our data and infrastructure.
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
Risk Management Strategy
We are guided by our Written Information Security Program ("WISP"), which includes our focus areas, and defines procedures that govern our cybersecurity practices. We continue to improve the maturity of our cybersecurity program, aligning with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.
Our Director of Cybersecurity leads our information security operations, with a focus on identifying, evaluating, mitigating, and reporting on IT and cybersecurity risks that have the potential to threaten Sensata’s enterprise information assets and systems. Our data protection, cybersecurity and global IT strategy is regularly aligned with business leaders across Sensata through our IT Excellence Committee meetings, conducted 8 times a year, to ensure data protection, cyber, IT, and business priorities are communicated and understood throughout the organization.
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
•Training and Awareness: We maintain cybersecurity training programs with frequent touch points for all employees to promote responsible practices and reinforce cybersecurity awareness. We use monthly activities to keep employees engaged with cybersecurity, including newsletters, articles on the Sensata intranet, and mock phishing campaigns. We regularly update our comprehensive training program, which covers a wide variety of topics, from protecting work machines and personal information to social innovation and how employees can protect their digital lives at home.

•Supplier Engagement: We require our suppliers to comply with our standard information security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us, and require them to complete information security questionnaires to review and assess potential cyber-related risks depending on the nature of the services being provided.
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
Our CIDO has served in various roles in IT and information security for more than 20 years. She holds an undergraduate degree in information management and technology. Our Director of Cybersecurity has served in various roles in IT and information security for more than 20 years, including in the military and the healthcare and retail industries.
Cybersecurity Incidents
In the event of a cybersecurity incident, our response and mitigation efforts are guided by the IRP, which provides guidance on how to respond to, and recover from, a significant cyber incident requiring an organized response. We continue to conduct tabletop exercises testing the principles and procedures set forth in our IRP based on lessons learned.
While we have experienced cybersecurity incidents in the past, to date none have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information about cybersecurity risks relating to our business and for information about our April 2025 cybersecurity incident, refer to Item 1A: Risk Factors and Note 15: Commitments and Contingencies of our Financial Statements, respectively, included elsewhere in this Report.
ITEM 2.     PROPERTIES
Our U.S headquarters is located at a leased site in Attleboro, Massachusetts. Our U.K. headquarters is located at a leased site in Swindon, United Kingdom.
In addition to our headquarters locations, we own and lease additional manufacturing facilities and business centers, with significant sites in Bulgaria, China, India, Malaysia, Mexico, the Netherlands, the U.K., and the U.S. As of December 31, 2025, these locations occupied 1,979 thousand square feet of owned space and 1,768 thousand square feet of leased space.
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
Performance Graph
The following graph compares the total shareholder return of our ordinary shares since December 31, 2020 to the total shareholder return since that date of the Standard & Poor’s ("S&P") 500 Stock Index and the S&P 500 Industrial Index. The graph assumes that the value of the investment in our ordinary shares and each index was $100.00 on December 31, 2020.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2020
2021
2022
2023
2024
2025
Sensata
S&P 500
S&P 500 Industrial

Total Shareholder Return of $100.00 Investment from December 31, 2020
	As of December 31,
	2020	2021	2022	2023	2024	2025
Sensata	$100.00	$116.97	$77.15	$72.63	$53.69	$66.28
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Industrial	$100.00	$119.40	$110.92	$128.71	$148.84	$175.19

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
Stockholders
As of January 29, 2026, there were three holders of record of our ordinary shares, which included Cede & Co. (which acts as nominee shareholder for the Depository Trust Company).
Dividends
In fiscal year 2025, we made payments of quarterly dividends of $0.12 per share in February, May, August, and November. We expect that comparable cash dividends will continue to be paid in the foreseeable future.
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
On September 26, 2023, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the "September 2023 Program"), which replaced the previous program and became effective on October 1, 2023. The form of the September 2023 Program was approved by shareholders on May 25, 2023. The September 2023 Program does not have an established expiration date. The process or criteria used to determine the amount of repurchases is an ongoing and frequent review of our capacity of available cash and our overall capital allocation priorities.
Issuer purchase of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (in shares)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
October 1 through October 31, 2025	26,969	$32.56	—	$282.4
November 1 through November 30, 2025	1,666	$31.83	—	$282.4
December 1 through December 31, 2025	10,597	$33.25	—	$282.4
Quarter total	39,232	$32.72	—	$282.4
__________________________
(1)     The number of ordinary shares presented includes ordinary shares that were withheld to cover payment of employee withholding tax upon the vesting of restricted securities. These withholdings took place outside of a publicly announced repurchase plan. There were 26,969, 1,666, and 10,597 ordinary shares withheld in October 2025, November 2025, and

December 2025, respectively, representing a total aggregate fair value of $1.3 million based on the closing price of our ordinary shares on the date of withholdings.
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
Fiscal year 2025 highlights
In fiscal year 2025, we reduced our total gross debt by $354.0 million. These repayments brought our gross outstanding indebtedness at December 31, 2025 to $2.9 billion, representing a net leverage ratio of 2.7x, compared to gross indebtedness of $3.2 billion as of December 31, 2024 (representing a net leverage ratio of 3.0x). Net leverage ratio, discussed throughout this Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. generally accepted accounting principles ("GAAP"). Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of net leverage ratio.
Fiscal year 2025 financial summary
Our consolidated revenue decreased 5.8% in fiscal year 2025 from the prior year. Excluding an increase of 0.6% attributed to changes in foreign currency exchange rates and a decrease of 6.5% due to the effect of divestitures, net revenue increased 0.1% on an organic basis. Organic revenue growth (or decline), discussed throughout this MD&A, is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of organic revenue growth (or decline). Organic revenue growth was primarily driven by content growth in our Industrials business segment.
Operating income for fiscal year 2025 increased $88.2 million, or 59.1%, to $237.5 million (6.4% of net revenue) compared to $149.3 million (3.8% of net revenue) in the prior year. This increase was primarily driven by $98.5 million of lower net restructuring and other charges, and a $65.5 million decrease in intangible asset amortization charges, partially offset by lower revenue and a $75.6 million increase in goodwill impairment charges in the current period. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our operating results for the year ended December 31, 2025.
We generated $621.5 million of operating cash flows in fiscal year 2025, ending the year with $573.0 million in cash. In addition to $352.2 million of cash used to pay debt, in fiscal year 2025, we used cash of approximately $120.6 million for share repurchases and $70.4 million for payment of dividends. In fiscal year 2026, we will continue to execute our capital allocation strategy that is currently designed to reduce our leverage and return capital to shareholders through our dividend and opportunistic share repurchases. This strategy reduces risk in our capital structure, lowers interest expense, and improves net income and earnings per share. We expect improving free cash flow (net cash provided by operating activities less capital expenditures) to further reduce our net leverage ratio, and over time, we believe higher profitability will naturally allow net leverage to decline and returns on invested capital to improve. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information related to our use of free cash flow.
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
Cost of revenue
We manufacture most of our products, subcontracting only a limited number to third parties. As such, our cost of revenue consists principally of production materials costs and employee costs. Our remaining cost of revenue primarily consists of: gains and losses on certain foreign currency forward contracts that are designated as cash flow hedges; costs to import raw materials, such as tariffs; depreciation of fixed assets used in the manufacturing process; and other general manufacturing expenses.
Research and development expense
Research and development ("R&D") expense consists of costs related to product design and development. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products. Costs related to modifications of existing products for use by new and existing customers in familiar applications are presented in cost of revenue and are not included in R&D expense.
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
Depreciation expense
Depreciation expense includes depreciation of property, plant and equipment, which includes assets held under finance lease and amortization of leasehold improvements. Depreciation expense is included in either cost of revenue or SG&A expense depending on the use of the asset as a manufacturing or administrative asset.
Amortization expense
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
Restructuring and other charges, net also includes the gain or loss, net of transaction costs, from the sale of businesses, expense incurred from acquisition-related compensation arrangements, and other operating income or expense that is not presented elsewhere in operating income.
Interest expense
Interest expense relates to interest owed on our gross outstanding indebtedness, and varies according to the balances of, and the interest rates assigned to, this indebtedness.
Interest income
Interest income relates to interest earned on our cash and cash equivalent accounts, and varies according to the balances in, and the interest rates provided by, these accounts.
Other, net
Other, net primarily includes gains and losses associated with the remeasurement of monetary assets and liabilities denominated in a currency that is not the functional currency, changes in the fair value of derivative financial instruments not designated as cash flow hedges, mark-to-market gains and losses on investments, net (gains) or losses on debt financing transactions, and net periodic benefit cost, excluding service cost.
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
Provision for (or benefit from) income taxes
The provision for (or benefit from) income taxes reflects taxes on our earnings in the various jurisdictions in which we operate and can vary significantly from period to period. Our income tax provision (or benefit) consists of current tax expense (or benefit), which represents taxes payable based on taxable income for the period, and deferred tax expense (or benefit), which results from changes in deferred tax assets and liabilities arising from temporary differences between the financial reporting and tax bases of our assets and liabilities.
Our effective tax rate is influenced by a number of factors, including the geographic mix of our earnings and losses, changes in tax laws and statutory tax rates, the availability and utilization of tax attributes such as net operating losses and tax credits, valuation allowance assessments, and the tax effects of acquisitions, dispositions, restructurings, and other strategic transactions. As these factors fluctuate from period to period, our effective tax rate may differ materially from the statutory tax rate applicable in any single jurisdiction and from our expectations.
The determination of our income tax provision requires significant judgment, including estimates related to future taxable income in different jurisdictions, the realizability of deferred tax assets, and the measurement of uncertain tax positions. Changes in these estimates, including as a result of new information, audit outcomes, or changes in facts and circumstances, may result in adjustments to our tax provision in future periods.
In addition, our effective tax rate may be impacted by discrete items, including non‑deductible expenses, changes in valuation allowances, audit settlements, the expiration of statutes of limitation, and the tax effects of unusual or infrequently occurring transactions. These items may cause significant variability in our effective tax rate from year to year and may not be indicative of our ongoing tax profile.
We continue to monitor global tax developments, including changes in domestic and international tax rules. While certain recent tax law changes, including global minimum tax regimes, were not significant to our overall income tax provision for the year ended December 31, 2025, future changes in tax laws, interpretations, enforcement practices, or our business and geographic mix of earnings could increase our effective tax rate, cash tax obligations, and compliance costs in future periods.
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
The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived these results of operations from our Financial Statements. Our business strategy involves leveraging new and emerging technologies, which complement our existing product offerings, and we refer to these trends collectively as "megatrends". Our operating segments' performance is primarily evaluated based on segment operating income. In the three months ended March 31, 2025, we realigned the definition of segment operating income to include megatrend costs, which were previously excluded from segment operating income and included in corporate and other costs.
In the three months ended December 31, 2025, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. These changes resulted in the dissolution of our prior segments, Performance Sensing and Sensing Solutions, and the creation of three new segments. Our Automotive segment includes our Automotive and Aftermarket businesses. The Industrials segment includes our Industrial and Dynapower businesses. The Aerospace, Defense, and Commercial Equipment segment includes our Aerospace and Commercial Equipment businesses. Results of the Insights Business, which was sold during the third quarter of 2024, are presented in the Other non-operating segment, which is not aggregated within any of our reportable segments. Our new operating structure allows us to more effectively allocate capital and investment dollars based on different end market and growth dynamics in each of these segments. Prior year amounts in this Report have been recast to reflect this realignment. Refer to Note 20: Segment Reporting for additional information.

	For the year ended December 31,
	2025		2024		2023
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue:
Automotive	$2,111.7	57.0%	$2,195.5	55.8%	$2,167.4	53.5%
Industrials	787.8	21.3	749.2	19.0	863.2	21.3
Aerospace, Defense, and Commercial Equipment	805.0	21.7	860.2	21.9	876.1	21.6
Other	—	—	127.9	3.3	147.5	3.6
Total net revenue	3,704.5	100.0%	3,932.8	100.0%	4,054.1	100.0%
Operating costs and expenses	3,467.0	93.6	3,783.5	96.2	3,872.4	95.5
Operating income	237.5	6.4	149.3	3.8	181.7	4.5
Interest expense	(149.1)	(4.0)	(155.8)	(4.0)	(182.2)	(4.5)
Interest income	19.1	0.5	16.2	0.4	31.3	0.8
Other, net	15.8	0.4	(21.5)	(0.5)	(13.0)	(0.3)
Income/(loss) before taxes	123.3	3.3	(11.8)	(0.3)	17.8	0.4
Provision for/(benefit from) income taxes	92.0	2.5	(140.3)	(3.6)	21.8	0.5
Net income/(loss)	$31.3	0.8%	$128.5	3.3%	$(3.9)	(0.1)%

The discussion that follows compares operating results for fiscal year 2025 to fiscal year 2024. For a discussion of our fiscal year 2024 operating results compared to fiscal year 2023, refer to Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.
Refer to Item 1: Business included elsewhere in this Report for more detailed discussion of our reportable segments, including discussion of major products and market drivers. Refer to discussion under the heading Factors Affecting Our Operating Results included elsewhere in this MD&A for a detailed discussion of the various factors that may drive changes in our operating results. The below discussion provides information on the material factors impacting fiscal year 2025 compared to fiscal year 2024.
Net revenue
Net revenue for the year ended December 31, 2025 decreased 5.8% compared to the prior year. Net revenue increased 0.1% on an organic basis, which excludes an increase of 0.6% attributed to changes in foreign currency exchange rates and a decrease of 6.5% primarily to the effects of divestitures.
Refer to Note 21: Divestitures of our Financial Statements included elsewhere in this Report for additional information related to our divestitures.
Automotive
Automotive net revenue for the year ended December 31, 2025 decreased 3.8% compared to the prior year. Excluding an increase of 0.7% attributed to changes in foreign currency exchange rates and a decrease of 3.3% due to the effects of a divestiture, Automotive net revenue decreased 1.2% on an organic basis, which was primarily due to product mix in the markets we serve.
Industrials
Industrials net revenue for the year ended December 31, 2025 increased 5.1% compared to the prior year. Excluding an increase of 0.3% attributed to changes in foreign currency exchange rates and a decrease of 3.4% due to the effects of product lifecycle management actions, Industrials net revenue increased 8.2% on an organic basis, which primarily reflects content growth in our Industrials business segment.
Aerospace, Defense, and Commercial Equipment
Aerospace, Defense, and Commercial Equipment net revenue for the year ended December 31, 2025 decreased 6.4% compared to the prior year. Excluding an increase of 0.6% attributed to changes in foreign currency exchange rates and a decrease of 3.2% due to the effects of a divestiture, Aerospace, Defense, and Commercial Equipment net revenue decreased 3.8% on an organic basis. This organic revenue decline was primarily due to declines in the commercial equipment end market.
Operating costs and expenses
Operating costs and expenses for the years ended December 31, 2025, 2024, and 2023 are presented, in millions of dollars and as a percentage of revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
	2025		2024		2023
	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Operating costs and expenses:
Cost of revenue	$2,620.2	70.7%	$2,776.9	70.6%	$2,792.8	68.9%
Research and development	133.8	3.6	169.3	4.3	178.9	4.4
Selling, general and administrative	356.2	9.6	392.2	10.0	350.7	8.6
Amortization of intangible assets	80.2	2.2	145.7	3.7	173.9	4.3
Goodwill impairment charge	225.7	6.1	150.1	3.8	321.7	7.9
Restructuring and other charges, net	50.8	1.4	149.2	3.8	54.5	1.3
Total operating costs and expenses	$3,467.0	93.6%	$3,783.5	96.2%	$3,872.4	95.5%

Cost of revenue
In the year ended December 31, 2025, cost of revenue as a percentage of net revenue increased versus the prior year period, due to the net impacts of inflation on material and logistics costs and the unfavorable effects of changes in foreign currency rates, partially offset by the favorable effects of divestitures.
Research and development expense
R&D expense decreased in the year ended December 31, 2025 primarily as a result of the divestiture of the Insights Business in the third quarter of 2024 and cost reductions attributable to previously announced restructuring actions.
Selling, general and administrative expense
SG&A expense decreased in the year ended December 31, 2025 primarily due to the absence of charges related to the Insights Business in the current year.
Refer to Note 21: Divestitures of our Financial Statements included elsewhere in this Report for additional information related to our divestitures.
Amortization of intangible assets
Amortization expense decreased in the year ended December 31, 2025, primarily due to (1) $9.6 million of accelerated amortization related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, (2) the divestiture of the Insights Business resulting in approximately $26.2 million of lower amortization expense during fiscal year 2025, and (3) the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
We expect amortization expense to be approximately $62.5 million in fiscal year 2026.
Refer to Note 5: Restructuring and Other Charges, Net and Note 11: Goodwill and Other Intangible Assets, Net, Net of our Financial Statements included elsewhere in this Report for additional information regarding the charges related to the exit of the Spear businesses and amortization of our intangible assets, respectively.
Goodwill impairment charge
In the third quarter of 2025, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair value. Accordingly, we evaluated the Dynapower reporting unit for impairment and determined that it was impaired. In the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge. This impairment was primarily driven by a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted and a strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows. If Dynapower does not achieve the forecasted future cash flows, or if there were a change in the discount rate or other valuation inputs, there is a possibility that additional impairments of the remaining $4.1 million of goodwill may be recognized in the future.
Restructuring and other charges, net
Restructuring and other charges, net decreased in the year ended December 31, 2025 versus the prior year period, due to (1) the loss on the sale of the Insights Business in the third quarter of 2024, and (2) charges related to our decision to exit the Spear aerospace and defense business in the third quarter of 2024, partially offset by (1) the loss on the sale of the Magnetic Speed and Positioning Business ("MSP Business") in the first quarter of 2025, and (2) an increase in charges related to our restructuring plans.
Refer to Note 5: Restructuring and Other Charges, Net of our Financial Statements included elsewhere in this Report for additional information on the components of restructuring and other charges, net.
Operating income
In the year ended December 31, 2025, operating income increased $88.2 million, or 59.1%, to $237.5 million (6.4% of net revenue) compared to $149.3 million (3.8% of net revenue) in the prior year, primarily due to (1) a decrease in product line and product lifecycle management charges, (2) a decrease in amortization of intangibles, and (3) cost savings as a result of actions taken as part of our restructuring plans, partially offset by a larger goodwill impairment charge taken in the current year than the prior year.

Interest expense
In the year ended December 31, 2025, interest expense did not fluctuate materially from the prior period.
Interest income
In the year ended December 31, 2025, interest income did not fluctuate materially from the prior period.
Provision for/(benefit from) income taxes
The provision for (or benefit from) income taxes and our effective tax rate can vary significantly from period to period due to changes in our pre-tax income, geographic mix of earnings, discrete tax items, and other factors discussed below.
For the year ended December 31, 2025, our effective tax rate was 74.6%, compared to 1,185.4% in 2024 and 121.9% in 2023. The unusually high and volatile effective tax rates primarily reflect the impact of non-deductible goodwill impairment charges, the 2024 capital restructuring to secure future IP deductibility, and other non-recurring items including unbenefited losses on asset sales and restructuring costs. Because many of these items are either non-deductible or only partially deductible, they had a disproportionate impact relative to the level of pre-tax income in each period.
As a U.K. tax-resident company, our statutory corporate tax rate is 25%. Our effective tax rate differs from this. statutory rate due to:
•earnings generated in jurisdictions with tax rates different from the U.K. rate,
•non-deductible expenses,
•tax incentives and credits available in certain jurisdictions, and
•discrete tax items recognized in each period.
These factors may fluctuate from period to period and may not be indicative of our expected effective tax rate in future periods.

Discrete tax items, including non-deductible goodwill impairment charges, restructuring costs, acquisition and disposition related expenses, and changes in valuation allowances, also affected our income tax provision. In periods where pre-tax income is low or losses are incurred, these discrete items may result in an effective tax rate that is not meaningful or is not comparable to other periods.

For additional details related to the reconciliation between the U.K. statutory tax rate and the Company’s effective tax rate for these years, refer to Note 7: Income Taxes of our Financial Statements included elsewhere in this Report.
Deferred taxes and valuation allowances
As of December 31, 2025, we maintained valuation allowances against certain foreign deferred tax assets, primarily related to interest carryforwards and net operating loss carryforwards in jurisdictions where we do not expect to generate sufficient taxable income to realize these benefits. Changes in valuation allowances are evaluated periodically based on updated forecasts of future taxable income and other relevant factors.
Cash taxes
Cash taxes paid during 2025 were $114.9 million as compared to $92.6 million of total income tax provision reported in our consolidated statements of operations. Cash taxes paid during the year exceeded our total income tax provision primarily due to the settlement of income taxes related to prior years in certain jurisdictions, and the prepayment of income taxes in other jurisdictions in the current year. These payments reflect the timing of tax settlements and advance payments and do not necessarily correspond to income tax expense recognized in the current period. As a result, cash taxes paid may differ from the income tax provision reported in our consolidated statements of operations in a given period.
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
•Other, net: includes expenses (or income) recorded within Other, net on our consolidated statements of operations. Beginning with the three months ended March 31, 2025, we started adjusting net income to exclude the impacts of these losses (or gains). Prior periods have been recast. Refer to Note 6: Other, Net of the Financial Statements, included elsewhere in this Annual Report, for additional details of the components of Other, net.
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

	For the year ended December 31, 2025
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$237.5	6.4%	$92.0	$31.3	$0.21
Non-GAAP adjustments:
Restructuring related and other (a)	352.2	9.5	(5.3)	347.0	2.36
Financing and other transaction costs (b)	34.9	0.9	(0.1)	34.9	0.24
Amortization of intangible assets (c)	80.2	2.2	—	80.2	0.55
Amortization of debt issuance costs	—	—	—	4.7	0.03
Other, net	—	—	3.9	(12.0)	(0.08)
Deferred taxes and other tax related	—	—	17.2	17.2	0.12
Total adjustments	467.4	12.6	15.7	471.9	3.21
Adjusted (non-GAAP)	$704.9	19.0%	$76.3	$503.2	$3.42

	For the year ended December 31, 2024
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$149.3	3.8%	$(140.3)	$128.5	$0.85
Non-GAAP adjustments:
Restructuring related and other (a)	324.0	8.2	(5.5)	318.5	2.11
Financing and other transaction costs (b)	133.8	3.4	(1.7)	132.1	0.88
Amortization of intangible assets (c)	141.4	3.6	—	141.4	0.94
Amortization of debt issuance costs	—	—	—	5.7	0.04
Other, net	—	—	0.3	21.8	0.14
Deferred taxes and other tax related	—	—	(228.7)	(228.7)	(1.52)
Total adjustments	599.2	15.2	(235.6)	390.8	2.59
Adjusted (non-GAAP)	$748.5	19.0%	$95.3	$519.3	$3.44

	For the year ended December 31, 2023
($ in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net (Loss)/ Income	Diluted EPS
Reported (GAAP)	$181.7	4.5%	$21.8	$(3.9)	$(0.03)
Non-GAAP adjustments:
Restructuring related and other (a)	407.4	10.0	(2.8)	404.6	2.66
Financing and other transaction costs (b)	17.2	0.4	2.7	19.9	0.13
Amortization of intangible assets (c)	167.7	4.1	—	167.7	1.10
Amortization of debt issuance costs	—	—	—	6.8	0.04
Other, net	—	—	(1.6)	11.4	0.07
Deferred taxes and other tax related	—	—	(50.4)	(50.4)	(0.33)
Total adjustments	592.3	14.6	(52.1)	560.0	3.68
Adjusted (non-GAAP)	$774.0	19.1%	$73.8	$556.0	$3.66
__________________________

(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for fiscal years 2025, 2024, and 2023 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2025	2024	2023
Business and corporate repositioning (i)	$72.0	$173.9	$73.6
Other (ii)	280.2	150.1	333.8
Income tax effect	(5.3)	(5.5)	(2.8)
Total non-GAAP restructuring related and other	$347.0	$318.5	$404.6
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business.
1.Fiscal 2025 included charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business, including severance, contract termination costs, charges related to asset write-downs, and other various restructuring-related charges.
2.Fiscal year 2024 included (1) certain actions related to restructuring of our IT operations and product lifecycle management including product line discontinuations within the Industrials segment, resulting in total costs of $46.7 million, including severance, contract termination costs, and charges related to asset write-downs, (2) approximately $105.8 million, of other various restructuring-related charges, including those related to our 2H 2024 Plan, (3) approximately $12.6 million of costs associated with exiting Spear, primarily recorded in restructuring and other charges, net, and (4) a $6.2 million pension settlement charge, recorded in restructuring and other charges, net.
3.Fiscal year 2023 primarily included (1) $28.8 million of charges related to the exit the Spear Marine Business, $14.5 million of which was recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue, (2) $23.5 million of charges incurred as part of the Q3 2023 Plan, recorded in restructuring and other charges, net, and (3) $18.8 million of charges arising as a result of actions taken in the Q3 2023 Plan, of which approximately $2.1 million was recorded in restructuring and other charges, net, with the remainder primarily in cost of revenue.
ii.Fiscal year 2025 primarily relates to $225.7 million and other charges primarily as a result of changes in clean energy policy, emissions regulations and excess capacity related to electrification. Fiscal year 2024 relates to $150.1 million in non-cash goodwill impairment charges related to the Dynapower reporting unit. Fiscal year 2023 primarily relates to a $321.7 million non-cash goodwill impairment charge related to the Insights reporting unit. Also includes costs related to optimization of our manufacturing processes to increase productivity and rationalize our manufacturing footprint and supply chain workforce rationalization in response to changing customer demand and recent U.S. Government policy changes and charges incurred related to legal matters associated with acquired businesses, for which new information is brought to light after the measurement period for the business combination is closed, but for which the liability relates to events or activities that occurred prior to our acquisition of the business.

(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for fiscal years 2025, 2024, and 2023 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the year ended December 31,
(In millions)	2025	2024	2023
Transaction loss/(gain), net (i)	$33.9	$121.9	$(1.2)
Merger and acquisition compensation arrangements (ii)	—	11.1	17.4
Other	1.0	0.8	1.0
Income tax effect	(0.1)	(1.7)	2.7
Total financing and other transaction costs	$34.9	$132.1	$19.9
__________________________
i.Primarily includes losses or gains related to the divestiture of a business, costs incurred, including for legal, accounting, and other professional services, that are directly related to an acquisition, divestiture, or other transaction. Refer to Note 21: Divestitures for further information on the below transactions.
1.Fiscal year 2025 includes costs and losses associated with the disposition of the MSP Business.

2.Fiscal year 2024 primarily relates to a loss on the sale of the Insights Business.
ii.Primarily relates to earnout compensation arrangements entered into concurrent with the closing of an acquisition and compensation in connection with the closing of a transaction.
(c)    In the three months ended December 31, 2024, we discontinued the use of adjustments to exclude step-up depreciation and amortization in our non-GAAP measures and we adjusted operating income and net income to exclude the amortization of all our intangible assets. These changes were applied prospectively and prior periods were not recast. If we had recast these non-GAAP measures for the years ended December 31, 2024, and 2023, adjusted operating income and adjusted net income would have increased by an additional $3.6 million and $5.3 million, respectively.
The following table presents a reconciliation of net cash provided by operating activities calculated in accordance with U.S. GAAP to free cash flow.

	For the year ended December 31,
(In millions)	2025	2024	2023
Net cash provided by operating activities	$621.5	$551.5	$456.7
Additions to property, plant and equipment and capitalized software	(131.2)	(158.6)	(184.6)
Free cash flow	$490.2	$393.0	$272.1
The following table presents a reconciliation of corporate and other expenses calculated in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the year ended December 31,
(In millions)	2025	2024	2023
Corporate and other expenses (GAAP)	$(344.1)	$(360.1)	$(245.0)
Non-GAAP adjustments
Restructuring related and other	107.6	136.9	40.7
Financing and other transaction costs	3.1	21.6	7.7
Total adjustments	110.7	158.5	48.4
Adjusted corporate and other expenses (non-GAAP)	$(233.4)	$(201.6)	$(196.6)
The following table presents a reconciliation of net income/(loss) calculated in accordance with U.S. GAAP to adjusted EBITDA.

	For the year ended December 31,
(In millions)	2025	2024	2023
Net income/(loss)	$31.3	$128.5	$(3.9)
Interest expense, net	130.0	139.6	150.9
Provision for/(benefit from) income taxes	92.0	(140.3)	21.8
Depreciation expense	176.2	167.1	133.1
Amortization of intangible assets	80.2	145.7	173.9
EBITDA	509.8	440.7	475.7
Non-GAAP adjustments
Restructuring related and other	307.0	287.6	407.4
Financing and other transaction costs	34.9	133.1	16.3
Other, net	(15.8)	21.5	13.0
Adjusted EBITDA	$835.9	$882.8	$912.3

The following table presents a reconciliation of total debt and finance lease obligations calculated in accordance with U.S. GAAP to net and gross leverage ratio.

	As of and for the year ended December 31,
($ in millions)	2025	2024	2023
Current portion of long-term debt and finance lease obligations	$2.3	$2.4	$2.3
Finance lease obligations, less current portion	18.9	21.0	22.9
Long-term debt, net	2,828.6	3,176.1	3,374.0
Total debt and finance lease obligations	2,849.7	3,199.5	3,399.2
Less: debt premium/(discount), net	0.5	1.0	(1.6)
Less: deferred financing costs	(17.9)	(24.9)	(24.4)
Total gross indebtedness	$2,867.2	$3,223.4	$3,425.2
Adjusted EBITDA (LTM)	$835.9	$882.8	$912.3
Gross leverage ratio	3.4	3.7	3.8

Total gross indebtedness	$2,867.2	$3,223.4	$3,425.2
Less: cash and cash equivalents	573.0	593.7	508.1
Net debt	$2,294.2	$2,629.7	$2,917.1
Adjusted EBITDA (LTM)	$835.9	$882.8	$912.3
Net leverage ratio	2.7	3.0	3.2
Liquidity and Capital Resources
As of December 31, 2025 and 2024, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of December 31,
(In millions)	2025	2024
United Kingdom	$3.6	$4.4
United States	8.0	6.9
The Netherlands	421.8	256.3
China	80.7	272.2
Other	58.9	53.9
Total cash and cash equivalents	$573.0	$593.7
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

Our cash and cash equivalent balances as of December 31, 2025 and 2024 were held in the following significant currencies:

	As of December 31, 2025
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$—	€0.0	£2.6	¥—
United States	8.0	0.0	0.0	—
The Netherlands	411.4	8.2	0.6	—
China	20.1	—	—	423.3
Other	43.8	1.9	—	—
Total	$483.3	€10.1	£3.2	¥423.3
USD Equivalent		$11.9	$4.3	$60.5	$13.0

	As of December 31, 2024
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$0.1	€0.0	£3.1	¥—
United States	6.9	0.0	0.0	—
The Netherlands	247.8	7.4	0.5	—
China	73.1	—	—	1,453.6
Other	41.3	2.3	—	—
Total	$369.2	€9.7	£3.6	¥1,453.6
USD Equivalent		$10.1	$4.5	$199.2	$10.7
Cash Flows
The table below summarizes our primary sources and uses of cash for the years ended December 31, 2025, 2024, and 2023. We have derived this summarized statement of cash flows from our Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the year ended December 31,
(In millions)	2025	2024	2023
Net cash provided by/(used in):
Operating activities:
Net income/(loss) adjusted for non-cash items	$596.0	$611.2	$639.6
Changes in operating assets and liabilities, net	25.5	(54.5)	(160.3)
Cash operating activities	—	(5.2)	(22.6)
Operating activities	621.5	551.5	456.7
Investing activities	(95.8)	(19.2)	(165.0)
Financing activities	(550.6)	(442.8)	(1,016.6)
Effects of exchange rate differences	4.4	(4.0)	7.5
Net change in cash and cash equivalents	$(20.6)	$85.6	$(717.4)
Operating Activities
Refer to Results of Operations included elsewhere in this MD&A for discussion of the drivers of changes in net income/(loss) in fiscal years 2025 and 2024.
Net cash provided by operating activities for the year ended December 31, 2025 increased from the prior year primarily due to favorable changes in working capital, partially offset by lower cash provided by earnings.
Investing Activities
Investing activities primarily include cash exchanged for the acquisition or divestiture of a business or group of assets, cash paid for additions to PP&E and capitalized software, and the acquisition or sale of certain debt and equity securities.
Net cash used in investing activities for the year ended December 31, 2025 increased compared to the corresponding period of the prior year, primarily due to lower proceeds received from the sale of the MSP Business in 2025 compared to the proceeds received from sale of the Insights Business in 2024 , and lower capital expenditures. In the year ended December 31, 2025, we received cash proceeds of $33.7 million from the sale of a business, compared to $135.7 million and $19.0 million in the years ended December 31, 2024 and 2023.
In fiscal year 2026, we anticipate additions to PP&E and capitalized software of up to approximately $150.0 million, which we expect to be funded with cash flows from operations.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 increased primarily due to the increase in the amount of cash paid to repurchase ordinary shares in the current period, the settlement of our cash tender offer in the fourth quarter of 2025, and the issuance of the $500.0 million 6.625% Senior Notes in the second quarter of 2024. These increases were partially offset by the early redemption of our $700.0 million 5.0% Senior Notes in the third quarter of 2024, and the payment of $79.4 million to repurchase the remaining equity interest in a joint venture in the prior year. Refer to Note 14: Debt and Note 16: Shareholders' Equity of our Financial Statements included elsewhere in this Report for additional information.
Indebtedness and Liquidity
The following table details our gross outstanding indebtedness as of December 31, 2025 and the associated interest expense for the year then ended (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	Balance as of December 31, 2025	Interest Expense for the year ended December 31, 2025
4.0% Senior Notes (1)	646.0	38.1
4.375% Senior Notes	450.0	19.7
5.875% Senior Notes	500.0	29.4
3.75% Senior Notes	750.0	28.1
6.625% Senior Notes	500.0	33.1
Finance lease obligations	21.2	1.9
Total gross outstanding indebtedness	$2,867.2
Amortization of debt issuance costs		4.7
Capitalized interest costs (2)		(7.0)
Other interest expense (3)		1.1
Interest expense		$149.1
__________________________
(1)    In November 2025, we completed the settlement of $350.0 million of the 4.0% Senior Notes due 2029 (the "4.0% Senior Notes"), with an aggregate principal amount of $354.0 million, that was validly tendered in connection with a cash tender offer that commenced in October 2025.
(2)    Relates to interest costs capitalized as PP&E in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 835-20, Capitalization of Interest.
(3)    Primarily relates to fees on the unused balance on our Revolving Credit Facility.
Debt Instruments
As of December 31, 2025, our debt instruments included $646.0 million of 4.0% Senior Notes, $450.0 million aggregate principal amount of 4.375% senior notes due 2030 (the "4.375% Senior Notes"), $500.0 million aggregate principal amount of 5.875% senior notes due 2030 (the "5.875% Senior Notes"), $750.0 million aggregate principal amount of 3.75% senior notes due 2031 (the "3.75% Senior Notes"), and $500.0 million aggregate principal amount of 6.625% senior notes due 2032 (the "6.625% Senior Notes"). There are no outstanding borrowings on the Revolving Credit Facility as of December 31, 2025.
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
The following table presents the remaining mandatory principal repayments of long-term debt, in millions, excluding finance lease payments and discretionary repurchases of debt, in each of the years ended December 31, 2026 through 2030 and thereafter.

For the year ended December 31,	Aggregate Maturities
2026	$—
2027	—
2028	—
2029	646.0
2030	950.0
Thereafter	1,250.0
Total long-term debt principal payments	$2,846.0
Capital Resources
Senior Secured Credit Facilities
In September 2025, we entered into the Fourteenth Amendment which (i) reduced the total amount of the Revolving Credit Facility commitments of the lenders from $750.0 million to $650.0 million, (ii) extended the maturity date of the Revolving Credit Facility to September 24, 2030, and (iii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder. Refer to Note 14: Debt of our Financial Statements included elsewhere in this Report for additional information related to the Fourteenth Amendment.
Sources of Liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of December 31, 2025, there was $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2025, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased under certain circumstances.
We believe, based on our current level of operations for the year ended December 31, 2025, and taking into consideration the restrictions and covenants included in the Credit Agreement, Revolving Credit Facility, and Senior Notes Indentures discussed below and in Note 14: Debt of our Financial Statements included elsewhere in this Report, that the sources of liquidity described above will be sufficient to fund our operations, capital expenditures, dividend payments, ordinary share repurchases, and debt service for the short and long term. However, we cannot make assurances that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Further, the amount of our debt may limit our ability to procure additional financing in the future.
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 28, 2026, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and S&P's corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.

Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the year ended December 31, 2025.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants (described in more detail in Note 14: Debt of our Financial Statements included elsewhere in this Report) that limit the ability of STBV and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. We do not believe that these restrictions and covenants will prevent us from funding share repurchases under our share repurchase programs or maintaining our dividend with available cash and cash flows from operations. As of December 31, 2025, we believe that we were in compliance with all the covenants and default provisions under the Credit Agreement and the Senior Notes Indentures.
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
In September 2023, our Board of Directors authorized the September 2023 Program, which replaced the previous program, effective October 1, 2023.
During the year ended December 31, 2023, we purchased approximately 2.3 million ordinary shares at a weighted average price per share of $38.31. These purchases were made under the January 2022 Program and the September 2023 Program. During the year ended December 31, 2024, we repurchased approximately 1.9 million ordinary shares at a weighted average price per share of $36.19. These purchases were made under the September 2023 Program. During the year ended December 31, 2025, we repurchased approximately 4.2 million ordinary shares at a weighted average price per share of $28.47. These purchases were made under the September 2023 Program. As of December 31, 2025, approximately $282.4 million remained available under the September 2023 Program.
Dividends
In the second quarter of 2023, we increased the quarterly dividend paid to our shareholders to $0.12 per share. In the years ended December 31, 2025, 2024, and 2023 we paid aggregate cash dividends of $70.4 million, $72.2 million, and $71.5 million respectively. In January 2026, we announced that our Board of Directors declared a quarterly dividend of $0.12 per share, payable in February 2026 to shareholders of record as of February 11, 2026.
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
Identification of reporting units. We have six reporting units: Automotive, Commercial Equipment, Industrial Solutions, Aerospace, Aftermarket and Dynapower. These reporting units have been identified based on the definitions and guidance provided in FASB ASC Topic 350. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated.
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

We evaluate the goodwill of each reporting unit for impairment as of October 1, or more often if impairment indicators are identified. The annual goodwill impairment test was performed using a qualitative analysis as of October 1, 2025, and was performed using the quantitative method as of October 1, 2024.

A qualitative analysis is performed by evaluating events and circumstances that most affect the fair value of each reporting unit, including macroeconomic conditions, market conditions, industry trends, cost factors, financial performance, and other relevant qualitative factors. Based on an evaluation of the factors that most affect the fair value of each reporting unit, we determine whether it is more likely than not that a reporting unit's fair value exceeds its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a goodwill impairment test using the quantitative method. If we conclude that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it is not necessary to perform the quantitative goodwill impairment test and no further testing is required. The results of the qualitative analyses performed as of October 1, 2025, did not indicate a need to perform quantitative analysis, as we determined that it is more likely than not that the fair value of each of our reporting units exceeded their respective carrying values. No events or circumstances occurred between October 1, 2025 and December 31, 2025 that would more likely than not reduce the fair values of the reporting units below their carrying amounts

In performing our evaluation under the quantitative method, we estimated the fair values of our reporting units using the discounted cash flow method, and, when applicable, a market multiples approach (the "Market Approach") using comparable companies appropriate to the reporting unit. For the discounted cash flow method, we prepared detailed annual projections of future net cash flows for the reporting unit for the subsequent ten fiscal years (the "Discrete Projection Period"). We estimated the value of the net cash flows beyond the tenth fiscal year (the "Terminal Year") by using either the Gordon Growth Model or the H-Model. The net cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital ("WACC") appropriate for each reporting unit. The estimated WACC was derived, in part, from comparable companies appropriate to each reporting unit. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We believe that our procedures for estimating discounted future net cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices.
In the third quarter of 2025, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed the fair value. The primary indicators of impairment were a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted, and the strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge. If Dynapower does not achieve the forecasted future cash flows, or if the discount rate or other assumptions were to change, it is reasonably possible that additional impairments of the remaining $4.1 million of goodwill may be recognized in the future.
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
We consider a combination of quantitative and qualitative factors to determine whether a reporting unit is at risk of failing the goodwill impairment test, including: the timing of our most recent quantitative impairment tests and the relative amount by which a reporting unit’s fair value exceeded its then carrying value, the inputs and assumptions underlying our valuation models and the sensitivity of our fair value measurements to those inputs and assumptions, the impact that adverse economic or market conditions may have on the degree of uncertainty inherent in our long-term operating forecasts, and changes in the carrying value of a reporting unit’s net assets from the time of our most recent goodwill impairment test. We also consider the impact of recent acquisitions in our expectations of the reporting units, such as the Dynapower reporting unit, and how these acquisitions perform against their original expected performance, as these might put pressure on the reporting units' fair value over carrying value in the short term. Based on the results of this analysis, we do not consider any of our reporting units outside of Dynapower, which has $4.1 million of goodwill remaining after its 2025 impairment, to be at risk of failing future goodwill impairment tests.
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

Recently issued accounting standards
Refer to Note 2: Significant Accounting Policies of our Financial Statements included elsewhere in this Report for additional information about recently issued accounting standards, including those adopted by the Company.
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
Interest Rate Risk
As discussed further in Note 14: Debt of our Financial Statements included elsewhere in this Report, the Credit Agreement provides for the Senior Secured Credit Facilities including the Revolving Credit Facility, and incremental availability (the "Accordion") under which additional secured credit facilities could be issued under certain circumstances. Borrowings under the Revolving Credit Facility continue to be subject to interest based on a variable rate, but we had no outstanding balance on the Revolving Credit Facility at December 31, 2025 and 2024.
Foreign Currency Risk
Consistent with our risk management objectives and strategy to reduce exposure to variability in cash flows, and for non-trading purposes, we may enter into foreign currency exchange rate derivatives that qualify as cash flow hedges, and that are intended to offset the effect of exchange rate fluctuations on forecasted sales and certain forecasted costs. We may also enter into foreign currency forward contracts that are not designated for hedge accounting purposes. Refer to Note 19: Derivative Instruments and Hedging Activities of our Financial Statements included elsewhere in this Report for additional information related to the foreign currency forward contracts outstanding as of December 31, 2025.
Sensitivity Analysis
The tables below present our foreign currency forward contracts as of December 31, 2025 and 2024 and the estimated impact to future pre-tax earnings as a result of a 10% strengthening/weakening in the foreign currency exchange rate:

		(Decrease)/Increase to Future Pre-Tax Earnings Due to:
(In millions)	Net Asset/(Liability) Balance as of December 31, 2025	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$(15.1)	$(47.2)	$47.2
Mexican Peso	$15.5	$20.5	$(20.5)
British Pound Sterling	$2.3	$9.1	$(9.1)

		(Decrease)/Increase to Future Pre-Tax Earnings Due to:
(In millions)	Net (Liability)/Asset Balance as of December 31, 2024	10% Strengthening of the Value of the Foreign Currency Relative to the U.S. Dollar	10% Weakening of the Value of the Foreign Currency Relative to the U.S. Dollar
Euro	$18.7	$(48.7)	$48.7
Chinese Renminbi	$(6.2)	$5.9	$(5.9)
Mexican Peso	$(20.4)	$19.8	$(19.8)
British Pound Sterling	$(0.7)	$6.2	$(6.2)

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.Financial Statements
The following audited consolidated financial statements of Sensata Technologies Holding plc are included in this Annual Report on Form 10-K:
2.Financial Statement Schedule
The following schedule is included elsewhere in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts	101
Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Sensata Technologies Holding plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sensata Technologies Holding plc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determined the fair value of the Dynapower reporting unit using a discounted cash flow model and market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to the forecast of future revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rate, and terminal growth rate. The determination of the fair value using the market approach requires management to make significant assumptions related to the EBITDA multiple. Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment recognized. In the third quarter of 2025, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed the fair value. As such the Company performed an evaluation to determine the fair value of the Dynapower reporting unit. As a result of this evaluation, the Company determined the Dynapower reporting unit’s carrying value exceeded its fair value and recorded an impairment charge of $225.7 million during the third quarter of 2025.
Given the significant estimates and assumptions management made to estimate the fair value of the Dynapower reporting unit, the audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future revenues and EBITDA margin, estimate of the discount rate, and the selection of the terminal growth rate and the EBITDA multiple required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecast of future revenues, EBITDA margins and EBITDA multiple and the selection of the discount rate and terminal growth rate for the Dynapower reporting unit included the following, among others:
•Tested the effectiveness of controls over the Company’s goodwill impairment evaluation, including those over the determination of the fair value of the Dynapower reporting unit, such as controls related to management’s forecast of revenues, EBITDA margins, EBITDA multiple, and the selection of the discount rate and terminal growth rate.

•Evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•Evaluated the reasonableness of management’s forecast by comparing the forecast to (1) historical results, (2) internal communications by management, and (3) external information, such as peer company revenue and EBITDA growth rates, and industry reports.

•With the assistance of our fair value specialists, we evaluated the reasonableness of:

–the discount rate and terminal growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and terminal rate selected by management.

–the EBITDA multiple, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiple selected by management to its guideline companies for the Dynapower reporting unit.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2026
We have served as the Company's auditor since 2023.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$573.0	$593.7
Accounts receivable, net of allowances of $16.2 and $20.5 as of December 31, 2025 and 2024, respectively	657.4	660.2
Inventories	617.8	614.5
Prepaid expenses and other current assets	146.1	158.9
Total current assets	1,994.3	2,027.2
Property, plant and equipment, net	776.5	821.7
Goodwill	3,158.2	3,383.8
Other intangible assets, net	411.6	492.9
Deferred income tax assets	277.2	288.2
Other assets	133.9	129.5
Total assets	$6,751.7	$7,143.3
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2.3	$2.4
Accounts payable	413.0	362.2
Income taxes payable	16.8	29.4
Accrued expenses and other current liabilities	343.1	317.3
Total current liabilities	775.1	711.4
Deferred income tax liabilities	226.9	235.7
Pension and other post-retirement benefit obligations	39.1	27.9
Finance lease obligations, less current portion	18.9	21.0
Long-term debt, net	2,828.6	3,176.1
Other long-term liabilities	77.8	80.8
Total liabilities	3,966.3	4,252.8
Commitments and contingencies (Note 15)
Shareholders' equity:
Ordinary shares, €0.01 nominal value per share, 177.0 and 176.5 shares issued as of December 31, 2025 and 2024, respectively	2.3	2.3
Treasury shares, at cost, 31.2 and 27.0 shares as of December 31, 2025 and 2024, respectively	(1,402.7)	(1,282.1)
Additional paid-in capital	1,897.6	1,872.6
Retained earnings	2,295.6	2,340.2
Accumulated other comprehensive loss	(7.4)	(42.5)
Total shareholders' equity	2,785.4	2,890.4
Total liabilities and shareholders' equity	$6,751.7	$7,143.3
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Operations
(In millions, except per share amounts)

	For the year ended December 31,
	2025	2024	2023
Net revenue	$3,704.5	$3,932.8	$4,054.1
Operating costs and expenses:
Cost of revenue	2,620.2	2,776.9	2,792.8
Research and development	133.8	169.3	178.9
Selling, general and administrative	356.2	392.2	350.7
Amortization of intangible assets	80.2	145.7	173.9
Goodwill impairment charge	225.7	150.1	321.7
Restructuring and other charges, net	50.8	149.2	54.5
Total operating costs and expenses	3,467.0	3,783.5	3,872.4
Operating income	237.5	149.3	181.7
Interest expense	(149.1)	(155.8)	(182.2)
Interest income	19.1	16.2	31.3
Other, net	15.8	(21.5)	(13.0)
Income/(loss) before taxes	123.3	(11.8)	17.8
Provision for/(benefit from) income taxes	92.0	(140.3)	21.8
Net income/(loss)	$31.3	$128.5	$(3.9)
Basic net income/(loss) per share	$0.21	$0.85	$(0.03)
Diluted net income/(loss) per share	$0.21	$0.85	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Comprehensive Income
(In millions)

	For the year ended December 31,
	2025	2024	2023
Net income/(loss)	$31.3	$128.5	$(3.9)
Other comprehensive income/(loss), net of tax:
Cash flow hedges	8.4	(25.4)	1.8
Defined benefit and retiree healthcare plans	1.4	16.8	3.4
Currency translation adjustments	25.2	(43.9)	20.9
Other comprehensive income/(loss)	35.1	(52.5)	26.2
Comprehensive income	$66.4	$76.0	$22.3
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Cash Flows
(In millions)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income/(loss)	$31.3	$128.5	$(3.9)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	176.2	167.1	133.1
Amortization of debt issuance costs	4.7	5.7	6.8
Goodwill impairment charge	225.7	150.1	321.7
Loss/(gain) on sale of business	10.4	98.8	(5.9)
Share-based compensation	25.0	38.5	30.0
(Gain)/loss on debt financing	(2.8)	9.8	1.4
Amortization of intangible assets	80.2	145.7	173.9
Deferred income taxes	(0.2)	(233.4)	(54.2)
(Gain)/loss on equity investments, net	(1.5)	14.0	0.7
Other non-cash loss, net	47.0	86.5	36.0
Acquisition-related compensation payments	—	(5.2)	(22.6)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	11.2	56.6	2.9
Inventories	(14.3)	16.2	(70.2)
Prepaid expenses and other	(9.5)	(18.8)	(0.2)
Accounts payable and accrued expenses	56.7	(110.0)	(80.7)
Income taxes payable	(18.5)	1.5	(12.1)
Net cash provided by operating activities	621.5	551.5	456.7
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(131.2)	(158.6)	(184.6)
Proceeds from sale of business, net of cash sold	33.7	135.7	19.0
Other	1.8	3.7	0.6
Net cash used in investing activities	(95.8)	(19.2)	(165.0)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of ordinary shares	—	4.6	5.3
Payments of employee restricted stock tax withholdings	(5.5)	(11.7)	(12.3)
Proceeds from borrowings on debt	—	500.0	—
Payments on debt	(352.2)	(701.9)	(848.9)
Dividends paid	(70.4)	(72.2)	(71.5)
Payments to repurchase ordinary shares	(120.6)	(68.9)	(88.4)
Purchase of noncontrolling interest in joint venture	—	(79.4)	—
Payments of debt financing costs	(2.0)	(13.4)	(0.8)
Net cash used in financing activities	(550.6)	(442.8)	(1,016.6)
Effect of exchange rate changes on cash and cash equivalents	4.4	(4.0)	7.5
Net change in cash and cash equivalents	(20.6)	85.6	(717.4)
Cash and cash equivalents, beginning of year	593.7	508.1	1,225.5
Cash and cash equivalents, end of year	$573.0	$593.7	$508.1
Supplemental cash flow items:
Cash paid for interest	$157.0	$147.8	$187.2
The accompanying notes are an integral part of these consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Consolidated Statements of Changes in Shareholders' Equity
(In millions)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2022	175.2	$2.2	(22.8)	$(1,124.7)	$1,866.2	$2,383.3	$(16.3)	$3,110.8
Surrender of shares for tax withholding	—	—	(0.3)	(12.3)	—	—	—	(12.3)
Stock options exercised	0.2	—	—	—	5.4	—	—	5.4
Vesting of restricted securities	0.7	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(71.5)	—	(71.5)
Repurchase of ordinary shares	—	—	(2.3)	(88.4)	—	—	—	(88.4)
Retirement of ordinary shares	(0.3)	—	0.3	12.3	—	(12.3)	—	—
Share-based compensation	—	—	—	—	30.0	—	—	30.0
Net loss	—	—	—	—	—	(3.9)	—	(3.9)
Other comprehensive income	—	—	—	—	—	—	26.2	26.2
Balance as of December 31, 2023	175.8	2.2	(25.1)	(1,213.2)	1,901.6	2,295.6	10.0	2,996.3
Surrender of shares for tax withholding	—	—	(0.3)	(11.7)	—	—	—	(11.7)
Stock options exercised	0.1	—	—	—	4.6	—	—	4.6
Vesting of restricted securities	0.9	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(72.2)	—	(72.2)
Repurchase of ordinary shares	—	—	(1.9)	(68.9)	—	—	—	(68.9)
Retirement of ordinary shares	(0.3)	—	0.3	11.7	—	(11.7)	—	—
Share-based compensation	—	—	—	—	38.5	—	—	38.5
Purchase of noncontrolling interest in joint venture	—	—	—	—	(72.1)	—	—	(72.1)
Net income	—	—	—	—	—	128.5	—	128.5
Other comprehensive loss	—	—	—	—	—	—	(52.5)	(52.5)
Balance as of December 31, 2024	176.5	2.3	(27.0)	(1,282.1)	1,872.6	2,340.2	(42.5)	2,890.4
Surrender of shares for tax withholding	—	—	(0.2)	(5.5)	—	—	—	(5.5)
Vesting of restricted securities	0.6	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	(70.4)	—	(70.4)
Repurchase of ordinary shares	—	—	(4.2)	(120.6)	—	—	—	(120.6)
Retirement of ordinary shares	(0.2)	—	0.2	5.5	—	(5.4)	—	—
Share-based compensation	—	—	—	—	25.0	—	—	25.0
Net income	—	—	—	—	—	31.3	—	31.3
Other comprehensive income	—	—	—	—	—	—	35.1	35.1
Balance as of December 31, 2025	177.0	$2.3	(31.2)	$(1,402.7)	$1,897.6	$2,295.6	$(7.4)	$2,785.4
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
We are a global industrial technology company that develops, manufactures, and sells sensors and sensor-rich solutions, electrical protection components and systems, and other products. Our sensors are used by our customers to translate a physical parameter, such as pressure, temperature, position, or location of an object, into electronic signals that our customers’ products and solutions can act upon. Our electrical protection portfolio (which includes both components and systems) is composed of various switches, fuses, energy storage systems, high-voltage distribution units, controllers, and software, and includes high-voltage contactors and other products embedded within systems to maximize their efficiency and performance and ensure safety. Other products and services we provide include power conversion systems, the latter of which include converters, and rectifiers for renewable energy generation, green hydrogen production, electric vehicle charging stations, and microgrid applications, as well as industrial and defense applications.
Sensata plc conducts its operations through subsidiary companies that operate business and product development centers primarily in Belgium, Bulgaria, China, Denmark, India, Japan, the Netherlands, South Korea, the United Kingdom (the "U.K."), and the United States (the "U.S."); and manufacturing operations primarily in Bulgaria, China, Malaysia, Mexico, the U.K., and the U.S.
We present financial information for three reportable segments, Automotive, Industrials, and Aerospace, Defense, and Commercial Equipment. Additionally, our business strategy involves leveraging new and emerging technologies, which complement our existing product offerings, and we refer to these trends collectively as “megatrends.” Our operating segments’ performance is primarily evaluated based on segment operating income. In the three months ended March 31, 2025, we realigned the definition of segment operating income to include megatrend costs, which were previously excluded from segment operating income and included in corporate and other costs.
In the three months ended December 31, 2025, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. These changes resulted in the dissolution of our prior segments, Performance Sensing and Sensing Solutions, and the creation of three new segments. Our Automotive segment includes both Automotive and Aftermarket businesses. The Industrials segment includes our Industrial and Dynapower businesses. The Aerospace, Defense, and Commercial Equipment segment includes our Aerospace and Commercial Equipment businesses. Results of the Insights Business, which was sold during the third quarter of 2024, are presented in the Other non-operating segment, which is not aggregated within any of our reportable segments. Our new operating structure allows us to more effectively allocate capital and investment dollars based on different end market and growth dynamics in each of these segments. Prior year amounts in this Annual Report on Form 10-K (this "Report") have been recast to reflect this realignment. Refer to Note 20: Segment Reporting for additional information.
Basis of Presentation
The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP" or "U.S. GAAP") and present separately our financial position, results of operations, comprehensive income, cash flows, and changes in shareholders’ equity.
All intercompany balances and transactions have been eliminated. All U.S. dollar ("USD") and share amounts presented, except per share amounts, are stated in millions, unless otherwise indicated. We round amounts in the consolidated financial statements to millions within tables and text (unless otherwise specified) and calculate all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Certain reclassifications have been made to prior periods to conform to current period presentation.

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
The vast majority of our contracts, as defined in FASB ASC Topic 606, are customer purchase orders that require us to transfer specified quantities of tangible products to our customers. These performance obligations are generally satisfied within a short period of time. We have elected the practical expedient in ASC Topic 606 to not disclosures our remaining performance obligations as these obligations are generally less than one year in duration. Amounts billed to our customers for shipping and handling after control has transferred are recognized as revenue and the related costs that we incur are presented in cost of revenue. Our contract terms generally require the customer to make payment on negotiated terms after the shipment date. We exclude from our determination of the transaction price value-added tax and other similar taxes.
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
Trade accounts receivable
Trade accounts receivable are recognized at invoiced amounts and do not bear interest. Trade accounts receivable are reduced by an allowance for losses on receivables. Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee that credit risk associated with these receivables will deviate from historical experience, collection is dependent upon the financial stability of these individual customers. We estimate an allowance for credit losses on trade accounts receivable at an amount that represents our estimated expected credit losses over the lifetime of our receivables, and we assume that current conditions as of the balance sheet date will not change during the remaining life of the asset. No customer exceeded 10% of our net revenue or accounts receivable in any of the years ended December 31, 2025, 2024, and 2023.
Trade accounts payable
Trade accounts payable represent liabilities for products provided to us by suppliers prior to the end of the reporting period that are unpaid. Trade accounts payable are short term liabilities and are recognized at invoiced amounts and do not bear interest.
Allowance for Losses on Receivables
The allowance for losses on receivables is used to present accounts receivable, net at an amount that represents our estimate of the related transaction price recognized as revenue in accordance with FASB ASC Topic 606. The allowance represents an estimate of expected credit losses over the lifetime of our receivables, even if the loss is considered remote, and reflects expected recoveries of amounts previously written-off. We estimate the allowance on the basis of specifically identified receivables that are evaluated individually for collectability. We assume that current conditions as of the balance sheet date will not change during the remaining life of the asset. The allowance for losses on receivables also includes an allowance for sales returns (variable consideration).
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
Indefinite-lived intangible assets
Similar to goodwill, we perform an annual impairment review of our indefinite-lived intangible assets in the fourth quarter of each fiscal year, unless events occur that trigger the need for an earlier impairment review. We have the option to first assess qualitative factors in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If we elect not to use this option, or we determine that it is more likely than not that the asset is impaired, we perform a quantitative impairment analysis in which we estimate the fair value of the indefinite-lived intangible asset and compare that amount to its carrying value. We determine fair value by using the appropriate income approach valuation methodology. Impairment, if any, is based on the excess of the carrying value over the fair value of these assets.

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
Research and Development Expense
Research and development expense ("R&D") expense consists of costs related to product design and development activities. Our development expense is typically associated with engineering core technology platforms to specific applications and engineering major upgrades that improve the functionality or reduce the cost of existing products. Costs related to modifications of existing products for use by new and existing customers in familiar applications are presented in cost of revenue and not included in R&D expense. R&D costs are generally expensed as incurred.
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
For subsidiaries with a functional currency other than the USD, we translate the subsidiary financial statements from their functional currency to USD in accordance with FASB ASC Topic 830, Foreign Currency Matters. According to FASB ASC Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported as cumulative translation adjustment ("CTA"), which is a component of other comprehensive income (or loss) and as a component of accumulated other comprehensive loss on the consolidated balance sheets in accordance with FASB ASC Topic 220, Income Statement - Reporting Comprehensive Income.
Cash and Cash Equivalents
Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have maturities as of the date of purchase of three months or less.
We have established guidelines relative to diversification and maturities of our cash and cash equivalent balances intended to maximize both security and liquidity of our funds. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. As of December 31, 2025 and 2024, most of our cash and cash equivalents balances exceeded federally insured limits and could be at risk of loss.
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
Contributions made to pension and other post-retirement benefit plans are presented as a component of operating cash flows within the consolidated statements of cash flows. We present the service cost component of net periodic benefit cost in the cost of revenue, R&D, and SG&A expense line items, and we present the non–service components of net periodic benefit cost in other, net.
Refer to Note 13: Pension and Other Post-Retirement Benefits for additional information related to our pension and other post-retirement benefit plans.
Recently issued accounting standards adopted in the current period:
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosures, which requires (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 also includes certain other updates to improve the effectiveness of income tax disclosures. ASU No. 2023-09 is effective for annual periods beginning after December 31, 2024, and should be applied prospectively, with retrospective application also a permitted option. We prospectively adopted ASU No. 2023-09 on January 1, 2025 and have included the required new annual disclosures in our Annual Report on Form 10-K for the period December 31, 2025. Refer to Note 7: Income Taxes for additional information.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet do not change for the remaining life of the asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. We early adopted ASU No. 2025-05 for the year ended December 31, 2025. This adoption did not have a material impact on our consolidated financial statements and disclosures.
Recently issued accounting standards to be adopted in a future period:
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting, and provide additional flexibility in the designation and measurement of certain hedging relationships. The amendments included in the five matters addressed in this ASU are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2025-09 will have on its consolidated financial statements and disclosures.
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
We believe that our geographic regions are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 20: Segment Reporting for additional information.
4. Share-Based Compensation
At our 2021 Annual General Meeting, our shareholders approved the Sensata Technologies Holding plc 2021 Equity Incentive Plan (the "2021 Equity Plan"), which replaced the Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2021 Equity Plan is substantially similar to the 2010 Equity Plan with some updates based on changes in law and current practices. The purpose of the 2021 Equity Plan is to promote the long-term growth, profitability, and interests of the Company and its shareholders by aiding us in attracting and retaining employees, officers, consultants, advisors, and non-employee directors capable of assuring our future success. All awards granted subsequent to this approval were made under the 2021 Equity Plan. The 2010 Equity Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding in accordance with their terms. As of December 31, 2025, there were 3.3 million ordinary shares available for grants of awards under the 2021 Equity Plan.
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

Options
A summary of stock option activity for the year ended December 31, 2025 is presented in the table below:

	Number of Options (millions)	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	0.8	$46.94	2.3	$—
Forfeited or expired	(0.1)	$55.68
Exercised	—	$—
Balance as of December 31, 2025	0.7	$44.55	1.8	$—
Options vested and exercisable as of December 31, 2025	0.7	$44.55	1.8	$—
No options were exercised in the year ended December 31, 2025. Aggregate intrinsic value of options exercised in the years ended December 31, 2024 and 2023 was $0.4 million and $1.7 million, respectively.
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
A summary of restricted securities granted in the years ended December 31, 2025, 2024, and 2023 is presented below:

			Percentage Range of Units That May Vest (1)
			0.0% to 150.0%		0.0% to 200.0%
(Awards in millions)	RSU Awards Granted	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted (2)	Weighted-Average Grant-Date Fair Value	PRSU Awards Granted	Weighted-Average Grant-Date Fair Value
2025	1.2	$24.16	0.5	$25.58	—	$—
2024	1.1	$36.80	0.3	$37.71	—	$—
2023	0.6	$48.68	0.2	$52.72	0.2	$49.15
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
The fair value of Market PRSUs was estimated on the date of grant (April 2025, 2024 and 2023) using a Monte Carlo simulation pricing model. See Note 2: Significant Accounting Policies for further discussion. The key assumptions used in estimating the grant-date fair value of Market PRSUs for the years ended December 31, 2025, 2024, and 2023 are presented in the table below:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Expected term (years)	3	3	3
Risk free interest rate	3.8%	4.5%	3.8%
Dividend yield	2.0%	1.3%	0.9%
Stock price on valuation date	$24.23	$36.50	$50.00
Expected volatility	32%	31%	36%
Compensation expense for the year ended December 31, 2025 reflects our estimate of the probable outcome of the performance conditions associated with the PRSU awards granted in the years ended December 31, 2025, 2024, and 2023.
A summary of activity related to outstanding unvested restricted securities for the year ended December 31, 2025 is presented in the table below:

	Restricted Securities (millions)	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2024	1.6	$42.06
Granted	1.7	$24.60
Forfeited	(0.6)	$33.10
Vested	(0.6)	$26.47
Balance as of December 31, 2025	2.1	$30.58
The fair value of restricted securities that vested during the years ended December 31, 2025, 2024, and 2023 was $16.7 million, $33.3 million, and $34.7 million, respectively.
The weighted-average remaining periods (in years) over which the restrictions will lapse as of December 31, 2025, 2024, and 2023 are as follows:

	As of December 31,
	2025	2024	2023
Outstanding	1.6	1.3	1.2
Expected to vest	1.7	1.3	1.2
The expected to vest restricted securities are calculated based on the application of a forfeiture rate assumption to all outstanding restricted securities as well as our assessment of the probability of meeting the required performance conditions that pertain to the PRSU awards.
Share-Based Compensation Expense
The table below presents non-cash compensation expense related to our equity awards, which is recognized within SG&A expense in the consolidated statements of operations, for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Stock options	$—	$0.6	$(0.1)
Restricted securities	25.0	37.9	30.1
Share-based compensation expense	$25.0	$38.5	$30.0
In the years ended December 31, 2025, 2024, and 2023, we recognized $4.0 million, $5.5 million, and $4.5 million, respectively, of income tax benefit associated with share-based compensation expense.
The table below presents unrecognized compensation expense at December 31, 2025 for each class of award and the remaining expected term for this expense to be recognized:

	Unrecognized Compensation Expense	Expected Recognition (years)
Restricted securities	$30.9	1.8
5. Restructuring and Other Charges, Net
Transformation Plan
In the year ended December 31, 2025, we committed to a plan to reorganize our business (the “Transformation Plan”). The Transformation Plan, consisting of leadership transitions, involuntary reductions-in-force, site closures, and other cost-savings initiatives, was commenced to competitively reposition ourselves to capture growth from evolving market conditions.

Over the life of the Transformation Plan, we expect to incur restructuring charges of between $13.0 million and $16.0 million, primarily related to reductions-in-force and related site closure costs. All restructuring costs are excluded from segment results.

The majority of the actions under the Transformation Plan are expected to be completed by on or before June 30, 2028. We expect to settle these charges with cash on hand.

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
Over the life of the 2H 2024 Plan, we expect to incur restructuring charges of approximately $18.0 million, primarily related to reductions-in-force. The majority of the actions under the 2H 2024 Plan were completed on or before December 31, 2025 and actions yet to be completed are expected to result in immaterial charges. We expect to settle these charges with cash on hand.
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
Over the life of the Q3 2023 Plan, we expect to incur restructuring charges of approximately $29.0 million, primarily related to reductions-in-force. The majority of the actions under the Q3 2023 Plan were completed on or before December 31, 2025 and actions yet to be completed are expected to result in immaterial charges. We expect to settle these charges with cash on hand.
Summary
The following table presents the components of restructuring and other charges, net for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Transformation Plan	$6.9	$—	$—
2H 2024 Plan, net	5.7	11.8	—
Q3 2023 Plan, net	4.2	0.4	23.5
Other restructuring and other charges, net
Severance costs, net	1.7	4.0	6.7
Transaction related charges (1)	27.2	100.8	9.4
Facility and other charge (2)	5.2	32.2	14.9
Restructuring and other charges, net	$50.8	$149.2	$54.5
__________________________
(1)    The year ended December 31, 2025 included the loss on the sale of the Insights business and the MSP Business, and acquisition-related compensation agreements. The year ended December 31, 2024 included the loss on sale of the Insights Business and acquisition-related compensation agreements. Refer to Note 21: Divestitures for additional information.
(2)    Represents charges that are not included in one of the other classifications. The year ended December 31, 2025 primarily includes charges related to the sale of certain assets. The year ended December 31, 2024 primarily includes charges related to the exit of Spear, certain product lifecycle management activities and pension settlement costs. Refer to Note 21: Divestitures for additional information. The year ended December 31, 2023 primarily includes charges related to the exit of Spear.

The following table presents a rollforward of the severance portion of our restructuring obligations for the years ended December 31, 2025 and 2024:

	Transformation Plan	2H 2024 Plan	Q3 2023 Plan	Other	Total
Balance as of December 31, 2023	$—	$—	$6.0	$0.8	$6.8
Charges, net of reversals	—	11.3	0.2	3.6	15.1
Payments	—	(6.1)	(5.7)	(3.7)	(15.5)
Foreign currency remeasurement	—	—	(0.1)	(0.2)	(0.3)
Balance as of December 31, 2024	—	5.2	0.4	0.5	6.1
Charges, net of reversals	6.7	(0.4)	0.1	1.7	8.1
Payments	(2.2)	(4.9)	(0.4)	(2.1)	(9.6)
Foreign currency remeasurement	—	0.2	—	—	0.3
Balance as of December 31, 2025	$4.5	$0.2	$—	$0.1	$4.8

The severance portion of our restructuring obligations for each period presented was entirely recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note 12: Accrued Expenses and Other Current Liabilities.
6. Other, Net
The following table presents the components of other, net for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Currency remeasurement (loss)/gain on net monetary assets	$(4.9)	$4.0	$(20.2)
(Loss)/gain on foreign currency forward contracts	(2.5)	(2.6)	4.2
Gain/(loss) on commodity forward contracts	28.1	3.5	(2.8)
Gain/(loss) on debt financing transactions	2.8	(9.8)	(5.4)
Gain/(loss) on equity investments, net (1)	1.9	(14.0)	(0.7)
Net periodic benefit cost, excluding service cost	(12.0)	(3.0)	(3.9)
Other	2.4	0.4	15.8
Other, net	$15.8	$(21.5)	$(13.0)
__________________________
(1)    The year ended December 31, 2024, primarily includes a loss on equity investment that does not have a readily determinable fair value for which we use the measurement alternative prescribed in FASB Topic 321, Investments-Equity Securities. Refer to Note 18: Fair Value Measures for additional information.
7. Income Taxes
Refer to Note 2: Significant Accounting Policies for detailed discussion of the accounting policies related to income taxes. The Company is incorporated and domiciled in the United Kingdom; therefore, amounts presented as ‘domestic’ in the following disclosures refer to the U.K., while amounts labeled ‘foreign’ represent jurisdictions outside the U.K. Beginning in 2025, we adopted the enhanced income tax disclosure requirements pursuant to ASU 2023-09 prospectively. In addition, prior-year amounts have been restated to present the United Kingdom as ‘domestic,’ consistent with our jurisdiction of domicile. Previously, amounts labeled as ‘domestic’ reflected U.S. operations. This change in presentation has been applied retrospectively for comparability and does not affect total income tax expense or net income.
Income from continuing operations
Income/(loss) before taxes for the years ended December 31, 2025, 2024, and 2023 was categorized by jurisdiction as follows:

	Domestic	Foreign	Total
2025	$53.3	$70.1	$123.3
2024	$35.0	$(46.8)	$(11.8)
2023	$7.5	$10.3	$17.8

Components of income tax expense (benefit)
Provision for income taxes for the years ended December 31, 2025, 2024, and 2023 comprised provisions for (or benefits from) income tax by jurisdiction as follows:

	Domestic	Foreign	Total
2025
Current	$6.3	$86.0	$92.3
Deferred	4.1	(4.3)	(0.2)
Total	$10.4	$81.6	$92.0
2024
Current	$18.9	$74.2	$93.1
Deferred	(10.2)	(223.2)	(233.4)
Total	$8.7	$(149.0)	$(140.3)
2023
Current	$0.1	$75.8	$75.9
Deferred	(0.8)	(53.3)	(54.2)
Total	$(0.7)	$22.5	$21.8

Cash taxes paid

The following table presents income taxes paid (net of refunds received) during the year ended December 31, 2025, disaggregated by jurisdiction.

2025
China	$58.1
Netherlands	19.8
Germany - Federal	6.8
Mexico	7.6
UK	7.6
Other foreign	15.1
Total	$114.9
Income taxes paid (net of refunds) were $92.6 million, and $95.5 million for the years ending December 31, 2024 and 2023, respectively.

Income taxes paid are presented on a cash basis and are net of refunds received during the year. Amounts paid to individual jurisdictions are separately presented when they equal or exceed 5% of total income taxes paid; all other jurisdictions are aggregated.

Income taxes paid include withholding taxes that are the legal obligation of the Company and are creditable or final in the applicable jurisdictions.

Effective tax rate reconciliation
The following table reconciles income tax expense (benefit) from continuing operations to the amount computed and the corresponding percentage of pre-tax income by applying the U.K. statutory income tax rate to pre-tax income for the year ended December 31, 2025:

	Amount	Percentage of Pre-tax Income
Income tax at U.K. statutory rate (25.0%)	$30.8	25.0%
Foreign tax effects
United States reconciling items
US - state and local income taxes, net of federal income tax effect	2.9	2.4%
US - rate differential	8.1	6.6%
US - goodwill impairment	46.4	37.6%
US - other reconciling items	6.6	5.4%
Bulgaria reconciling items
Bulgaria - rate differential	(4.6)	(3.7)%
Bulgaria - other reconciling items	1.7	1.4%
China reconciling items
China - rate differential	(11.6)	(9.4)%
China - R&D superdeduction	(4.7)	(3.8)%
China - withholding taxes	10.5	8.5%
China - other reconciling items	3.3	2.7%
Malta reconciling items
Malta - notional interest deduction	14.2	11.5%
Malta - change in valuation allowance	(14.2)	(11.5)%
Malta - other reconciling items	(2.1)	(1.7)%
Mexico reconciling items
Mexico - other reconciling items	4.5	3.6%
Netherlands reconciling items
Netherlands - change in valuation allowance	13.8	11.2%
Netherlands - other reconciling items	(0.5)	(0.4)%
Switzerland reconciling items
Switzerland - rate differential	(6.3)	(5.1)%
Switzerland - other reconciling items	(0.1)	(0.1)%
Foreign tax effects of other jurisdictions	5.8	4.7%
Other adjustments	(3.6)	(2.9)%
Change in unrecognized tax benefits	(9.0)	(7.3)%
Total income tax expense/effective tax rate	$92.0	74.6%

The following table reconciles income tax expense (benefit) from continuing operations to the amount computed by applying the U.K. statutory income tax rate to pre-tax income under the previous format for the years ended December 31, 2024 and 2023 as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Tax computed at statutory rate of 25% for 2024 and 23.5% for 2023	$(3.0)	$4.2
Capital restructuring and dispositions	40.6	(286.4)
Valuation allowances	(180.0)	278.5
Goodwill impairment	31.5	41.2
Foreign rate differential	(13.1)	(17.7)
Withholding taxes not creditable	6.1	14.1
Research and development incentives	(10.4)	(9.0)
U.S. state taxes, net of federal benefit	(23.4)	(8.7)
Unrealized foreign currency exchange losses/(gains), net	2.3	1.4
Reserve for tax exposure	(0.9)	1.1
Changes in tax laws or rates	(2.6)	(0.3)
U.S. pension settlement	9.9	—
Nontaxable items and other	2.7	3.5
Provision for income taxes	$(140.3)	$21.8
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
Capital restructuring and dispositions
For the year ended December 31, 2024, the increase is primarily due to a strategy executed to secure the future deductibility of certain intellectual property rights. This unfavorable impact was partially offset by losses from the sale of the Insights business. Additionally, for the year ended December 31, 2023, the transfer of these intellectual property rights led to the recording of a deferred tax asset with a full valuation allowance.
Goodwill impairment
During the years ended December 31, 2025, 2024 and 2023, we incurred a non-cash impairment charge for goodwill that is generally nondeductible for tax purposes.

Deferred income tax assets and liabilities
The primary components of deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss, interest expense, and other carryforwards	$550.0	$567.3
Prepaid and accrued expenses	41.9	34.7
Intangible assets and goodwill	80.6	104.0
Pension liability and other	7.9	9.2
Property, plant and equipment	15.9	13.0
Share-based compensation	6.3	7.8
Inventories and related reserves	18.2	21.9
Unrealized exchange loss	3.8	3.8
Total deferred tax assets	724.8	761.8
Valuation allowance	(415.9)	(413.9)
Net deferred tax asset	308.8	347.8
Deferred tax liabilities:
Intangible assets and goodwill	(222.8)	(240.1)
Tax on undistributed earnings of subsidiaries	(17.0)	(36.6)
Operating lease right of use assets	(1.7)	(2.5)
Property, plant and equipment	(15.3)	(14.5)
Unrealized exchange gain	(1.8)	—
Total deferred tax liabilities	(258.5)	(293.8)
Net deferred tax liability	$50.3	$54.1
As of December 31, 2024, approximately $1.5 million of net deferred tax assets were associated with assets held for sale. Refer to Note 21: Divestitures for further information.
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
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Our interest expense carryforwards in certain jurisdictions are subject to limitations. We consider these limitations in our assessment of positive and negative evidence. Our assessment of these limitations has resulted in the conclusion that a portion of our interest carryforwards is subject to a valuation allowance at both December 31, 2025 and December 31, 2024. We continually evaluate both the positive and negative evidence for these valuation allowances. We believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow a conclusion that a portion of the valuation allowance against these interest carryforwards will no longer be needed. Release of the valuation allowance would result in the recognition of this deferred tax asset and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are dependent on the level of profitability and likelihood of future utilization of this attributes that we are able to actually achieve.
For tax purposes, certain goodwill and indefinite-lived intangible assets are generally amortizable over 5 to 15 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference, which will not reverse unless the related book goodwill or indefinite-lived intangible asset is impaired or written off. This liability may not be used to support deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period.
The total valuation allowance increased $2.0 million in the year ended December 31, 2025 and decreased $155.6 million in the year 2024. During the year ended December 31, 2024, we executed a strategy to secure the future tax deductibility of certain intellectual property resulting in a $257.7 million reduction to the valuation allowance that was placed against this deferred tax asset in the year ended December 31, 2023. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2025 and 2024 have been allocated to income tax benefit recognized in the consolidated statements of operations.
As of December 31, 2025, we have U.S. federal net operating loss carryforwards of $506.2 million, of which $13.1 million will expire from 2031 to 2034, and $493.1 million do not expire. We have state net operating loss carryforwards with limited and unlimited lives. Our limited life state net operating losses will expire beginning in 2026. As of December 31, 2025, we have suspended interest expense carryforwards of $199.6 million in the U.S., $354.2 million in the Netherlands, and $137.8 million in the U.K., all of which have an unlimited life. We also have net operating loss carryforwards in various foreign jurisdictions of $459.1 million, which will begin to expire in 2026.
Unrecognized tax benefits
All uncertain tax positions have been classified in our balance sheet as noncurrent. A reconciliation of the amount of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2025	2024	2023
Balance at beginning of year	$180.2	$187.2	$224.6
Increases related to current year tax positions	1.0	2.1	3.3
Increases related to prior year tax positions	0.1	1.0	1.2
Decreases related to business combinations and dispositions	—	(0.1)	—
Decreases related to settlements with tax authorities	—	—	(0.4)
Decreases related to prior year tax positions	(1.8)	(9.6)	(41.2)
Decreases related to lapse of applicable statute of limitations	(5.9)	—	(0.7)
(Decreases)/increases related to foreign currency exchange rates	0.3	(0.4)	0.4
Balance at end of year	$173.9	$180.2	$187.2
We recognize interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and the consolidated balance sheets. The following table presents the expense/(income) related to such interest and penalties recognized in the consolidated statements of operations during the years ended December 31, 2025, 2024, and 2023, and the amount of interest and penalties recorded on the consolidated balance sheets as of December 31, 2025 and 2024:

	Statements of Operations			Balance Sheets
	For the year ended December 31,			As of December 31,
(In millions)	2025	2024	2023	2025	2024
Interest	$(2.3)	$1.4	$0.3	$1.5	$3.9
Penalties	$0.0	$(0.1)	$0.0	$0.4	$0.4
The amount of unrecognized tax benefits as of December 31, 2025 that if recognized would impact our effective tax rate is $130.6 million.
The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. In the United Kingdom, tax years 2022 through 2025 remain open to examination under HMRC's normal four-year assessment time limit measured from the end of the relevant accounting period (absent extended-period triggers). Tax years in other significant jurisdictions remain open to examination as follows: China and Switzerland (2023 through 2025), the Netherlands (2021 through 2025), and the United States (2022 through 2025). Certain U.S. state and local jurisdictions remain open for similar periods; these jurisdictions are not individually material to the Company.
On December 15, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally establishes a minimum effective tax rate of 15% on a jurisdictional basis. The Directive became effective for the Company for the fiscal years beginning on or after January 1, 2024.

The Company has evaluated the impact of the Pillar Two rules, including enacted legislation and administrative guidance in the jurisdictions in which it operates, and continues to monitor further developments. Based on the Company’s analysis to date, the adoption of Pillar Two has not had a material impact on the Company’s consolidated financial statements or related disclosures for the years ended December 31, 2025 and 2024. The Company will continue to assess the impact of Pillar Two as additional guidance is issued and as jurisdictions finalize or amend their implementing legislation.

In July 2025, the U.S. enacted Public Law 119-21 (An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14) (commonly referred to as the “One Big Beautiful Bill”). The legislation includes multiple effective dates, with certain provisions retroactive to January 1, 2025, and others becoming effective through 2027.

The Company is continuing to evaluate the provisions of the legislation, including available elections, and the related impacts on its consolidated financial statements and disclosures. While the Company does not expect the adoption of Public Law 119-21 to have a material adverse impact on its consolidated financial statements, the evaluation of certain provisions remains ongoing.
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
8. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the years ended December 31, 2025, 2024, and 2023, the weighted-average ordinary shares outstanding used to calculate basic and diluted net income/(loss) per share were as follows:

	For the year ended December 31,
(In millions)	2025	2024	2023
Basic weighted-average ordinary shares outstanding	146.5	150.4	152.1
Dilutive effect of stock options	—	—	—
Dilutive effect of unvested restricted securities	0.6	0.3	—
Diluted weighted-average ordinary shares outstanding	147.1	150.7	152.1
Net income/(loss) and net income/(loss) per share are presented in the consolidated statements of operations.
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income/(loss) per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. Refer to Note 4: Share-Based Compensation for additional information related to our equity awards. These potential ordinary shares are as follows:

	For the year ended December 31,
(In millions)	2025	2024	2023
Anti-dilutive shares excluded	1.0	1.3	2.9
Contingently issuable shares excluded	0.9	0.9	1.2
9. Inventories
The following table presents the components of inventories as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Finished goods	$196.6	$193.2
Work-in-process	144.8	134.4
Raw materials	276.4	286.9
Inventories	$617.8	$614.5
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to inventories.

10. Property, Plant and Equipment, Net
PP&E, net as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Land	$14.7	$15.7
Buildings and improvements	344.4	266.3
Machinery and equipment	1,909.1	1,831.1
Total property, plant and equipment	2,268.3	2,113.1
Accumulated depreciation	(1,491.8)	(1,291.4)
Property, plant and equipment, net	$776.5	$821.7
Depreciation expense for PP&E, including amortization of leasehold improvements and depreciation of assets under finance leases, totaled $176.2 million, $167.1 million, and $133.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Refer to Note 2: Significant Accounting Policies for a discussion of our accounting policies related to PP&E, net.
11. Goodwill and Other Intangible Assets, Net
Goodwill
The following table presents the changes in net goodwill by segment for the years ended December 31, 2025 and 2024.

	Automotive (1)	Industrials (1)	Aerospace, Defense, and Commercial Equipment (1)	Total
Balance as of December 31, 2023	$1,728.5	$1,149.8	$664.5	$3,542.8
Divestiture	(7.2)	—	(1.6)	(8.8)
Goodwill impairment charge (2)	—	(150.1)	—	(150.1)
Foreign currency translation effect	(0.1)	—	—	(0.1)
Goodwill reallocation	21.0	—	(21.0)	—
Balance as of December 31, 2024	1,742.2	999.7	641.9	3,383.8
Goodwill impairment charge (2)	—	(225.7)	—	(225.7)
Foreign currency translation effect	0.1	—	—	0.1
Balance as of December 31, 2025	$1,742.3	$774.0	$641.9	$3,158.2
__________________________
(1)     Effective December 31, 2025, we reorganized our reporting units into new reportable segments. Refer to Note 20: Segment Reporting for additional information. There was no accumulated goodwill impairment related to either the Automotive or the Aerospace, Defense, and Commercial Equipment reportable segments as of December 31, 2025. 2024. and 2023. Accumulated goodwill impairment related to the Industrials reportable segment was $394.3 million, $168.6 million, and $18.5 million as of December 31, 2025, 2024, and 2023. In the fourth quarter of 2023, we recorded a $321.7 million impairment charge in connection with our former Insights reporting unit which was not aggregated into a reportable segment.
(2)     In the third quarters of 2025 and 2024, we determined that our Dynapower reporting unit was impaired and we recorded non-cash impairment charges of $225.7 million and $150.1 million, respectively. Refer to additional information under the heading Reporting Units below.
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
Reporting Units
In the third quarter of 2025, impairment indicators were identified that suggested the carrying value of the Dynapower reporting unit could exceed its fair values. The primary indicators of impairment were a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted, and the strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows. We evaluated the goodwill of the Dynapower reporting unit for impairment using a combination of a market-based valuation method and an income approach that discounts forecasted cash flows. As these assumptions were largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. A change in our cash flow forecast or the discount rate used would result in an increase or decrease in our calculated fair value. We determined that our Dynapower reporting unit was impaired, and in the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge. If Dynapower does not achieve the forecasted cash flows, there is a possibility that additional impairments of the remaining $4.1 million of goodwill may be recognized in the future.
As of October 1, 2025, we had six reporting units, Automotive, Commercial Equipment, Industrial Solutions, Aerospace, Aftermarket, and Dynapower. There have been no subsequent changes to our reporting units as of December 31, 2025.

We evaluated our goodwill for impairment as of October 1, 2025, using a qualitative analysis. A qualitative analysis is performed by evaluating events and circumstances that most affect the fair value of each reporting unit, including macroeconomic conditions, market conditions, industry trends, cost factors, financial performance, and other relevant qualitative factors. The results of the qualitative analyses did not indicate a need to perform quantitative analysis, as we determined that it is more likely than not that the fair value of each of our reporting units exceeded their respective carrying values. No events or circumstances occurred between October 1, 2025 and December 31, 2025 that would more likely than not reduce the fair values of the reporting units below their carrying amounts.
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
Indefinite-Lived Intangible Assets
We own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets as they have been in continuous use since 1927 and 1948, respectively, and we have no plans to discontinue using either of them. We evaluated our indefinite-lived intangible assets for impairment as of October 1, 2025 and 2024 using a qualitative analysis and no impairment was identified. As of each of December 31, 2025 and 2024, we have $59.1 million and $9.4 million for the Klixon® and Airpax® tradenames, respectively, on our consolidated balance sheets.
Definite-Lived Intangible Assets
The following tables outline the components of definite-lived intangible assets as of December 31, 2025 and 2024:

	As of December 31, 2025
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Effect	Net Carrying Value
Completed technologies	10	$893.0	$(769.6)	$(2.4)	$0.2	$121.2
Customer relationships	11	1,863.9	(1,691.9)	(12.2)	—	159.8
Backlog	0	15.5	(15.5)	—	—	—
Tradenames	14	96.8	(39.3)	—	—	57.5
Capitalized software and other	5	77.0	(72.4)	—	—	4.6
Total	11	$2,946.2	$(2,588.7)	$(14.6)	$0.2	$343.1

	As of December 31, 2024
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Foreign Currency Translation Effect	Net Carrying Value
Completed technologies (1)(2)	11	$924.5	$(767.3)	$(2.4)	$(0.1)	$154.7
Customer relationships (1)(2)	11	1,883.8	(1,676.0)	(12.2)	—	195.6
Backlog	1	15.5	(13.3)	—	—	2.2
Tradenames (1)(2)	15	99.9	(35.6)	—	—	64.3
Capitalized software and other	6	76.7	(69.1)	—	—	7.6
Total	12	$3,000.4	$(2,561.3)	$(14.6)	$(0.1)	$424.4
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
The following table outlines amortization of definite-lived intangible assets for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Acquisition-related definite-lived intangible assets	$76.9	$140.6	$167.7
Capitalized software	3.3	5.1	6.2
Amortization of intangible assets	$80.2	$145.7	$173.9
The table below presents estimated amortization of definite-lived intangible assets for each of the next five years:

For the year ended December 31,
2026	$62.5
2027	$54.6
2028	$45.4
2029	$36.3
2030	$31.1
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Accrued compensation and benefits	$96.8	$71.2
Accrued interest	48.6	55.2
Foreign currency and commodity forward contracts	16.0	22.7
Current portion of operating lease liabilities	15.7	13.1
Accrued severance	4.8	6.1
Current portion of pension and post-retirement benefit obligations	10.2	2.3
Other accrued expenses and current liabilities	151.0	146.7
Accrued expenses and other current liabilities	$343.1	$317.3

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
Non-U.S. Benefit Plans
Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and are subject to local country practices and market circumstances. We do not expect to make material contributions to the non-U.S. defined benefit plans during 2026.
Impact on Financial Statements
The total net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the years ended December 31, 2025, 2024, and 2023 was $16.0 million, $12.5 million, and $7.9 million, respectively. Components of net periodic benefit cost other than service cost are generally presented in other, net in the consolidated statements of operations. Refer to Note 6: Other, Net.
The following table presents changes in the benefit obligation and plan assets for our defined benefit and other post-retirement benefit plans in total for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Change in benefit obligation:
Beginning balance	$65.4	$87.7
Service cost	3.3	3.4
Interest cost	3.2	3.3
Plan participants’ contributions	0.4	0.5
Actuarial loss/(gain)	(0.5)	(0.1)
Curtailment loss	9.8	—
Benefits paid	(4.8)	(21.6)
Divestiture	(2.7)	—
Foreign currency remeasurement	4.9	(7.8)
Ending balance	$79.1	$65.4
Change in plan assets:
Beginning balance	$34.8	$46.9
Actual return on plan assets	2.0	2.0
Employer contributions	3.6	10.5
Plan participants’ contributions	0.4	0.5
Benefits paid	(4.8)	(21.6)
Foreign currency remeasurement	1.3	(3.3)
Ending balance	$37.3	$34.8
Funded status at end of year	$(41.8)	$(30.6)
Accumulated benefit obligation at end of year	$67.6	$55.9
During 2025, the Company recorded a charge of $9.8 million primarily related to workforce reduction in Mexico. Curtailment charges are included in other, net.

Assumptions and Investment Policies
Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit and retiree healthcare benefit plans as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025		2024
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	NA	4.90%	4.65%	5.35%
Non-U.S. assumed discount rate	6.25%	NA	5.22%	NA
Non-U.S. average long-term pay progression	3.91%	NA	3.41%	NA
Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit and retiree healthcare benefit plans for the years ended December 31, 2025, 2024, and 2023 are as follows:

	For the year ended December 31,
	2025		2024		2023
	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare	Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	NA	5.35%	4.85%	4.85%	5.10%	5.15%
Non-U.S. assumed discount rate	10.16%	NA	7.90%	NA	7.14%	NA
U.S. average long-term rate of return on plan assets	NA	NA	NA	NA	4.36%	NA
Non-U.S. average long-term rate of return on plan assets	2.57%	NA	2.50%	NA	2.73%	NA
Non-U.S. average long-term pay progression	4.96%	NA	5.06%	NA	4.96%	NA
Plan Assets
We hold material assets for our defined benefit plan in Japan. Information about the assets for this plan is detailed below. Refer to Note 18: Fair Value Measures for additional information related to the levels of the fair value hierarchy in accordance with FASB ASC Topic 820.
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
The total fair value of our Japan plan assets as of December 31, 2025 and 2024 was $28.7 million and $26.5 million, respectively, which included $10.9 million and $9.2 million, respectively, of equity securities, $8.3 million and $7.3 million, respectively, of fixed income securities, and $7.4 million and $8.1 million, respectively, of cash and cash equivalents.
All fair value measures presented above are categorized in Level 1 of the fair value hierarchy, with the exception of non-U.S. fixed income securities of $2.0 million, and alternative risk managed balance of $2.0 million as of December 31, 2025, which are categorized as Level 2. The fair values of equity and fixed income securities are based on publicly-quoted closing stock and bond values on the last business day of the year.
Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with certain credit ratings, cash, and cash equivalents.

14. Debt
Our long-term debt, net and finance lease obligations as of December 31, 2025 and 2024 consisted of the following:

		As of December 31,
	Maturity Date	2025	2024
4.0% Senior Notes (1)	April 15, 2029	646.0	1,000.0
4.375% Senior Notes	February 15, 2030	450.0	450.0
5.875% Senior Notes	September 1, 2030	500.0	500.0
3.75% Senior Notes	February 15, 2031	750.0	750.0
6.625% Senior Notes	July 15, 2032	500.0	500.0
Plus: debt premium, net of discount		0.5	1.0
Less: deferred financing costs		(17.9)	(24.9)
Long-term debt, net		$2,828.6	$3,176.1
Finance lease obligations		$21.2	$23.4
Less: current portion		(2.3)	(2.4)
Finance lease obligations, less current portion		$18.9	$21.0
_______________________________
(1)    In November 2025, we purchased $354.0 million in aggregate principal amount of the 4.0% Senior Notes that were validly tendered in a cash tender offer that we commenced in October 2025. We paid $350.0 million in cash in the aggregate for such purchase.
Fiscal year 2025 transactions
In September 2025, certain of our indirect, wholly-owned subsidiaries, including Sensata Technologies, Inc. ("STI"), Sensata Technologies Intermediate Holding B.V., and Sensata Technologies B.V. (“STBV”), entered into an amendment (the “Fourteenth Amendment”) to our credit agreement, dated as of May 12, 2011 (as amended, supplemented, waived, or otherwise modified, the “Credit Agreement”).
Among other changes to the Credit Agreement, the Fourteenth Amendment (i) reduced the total amount of the revolving credit facility commitments of the lenders from $750.0 million to $650.0 million, (ii) extended the maturity date of the revolving credit facility to September 24, 2030, and (iii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
In October 2025, STBV and STI, announced the commencement of a cash tender offer for up to $350.0 million of aggregate cash consideration payable for the 4.0% Senior Notes, the 4.375% Senior Notes due 2030 (the "4.375% Senior Notes"), and the 5.875% Senior Notes due 2030 (the "5.875% Senior Notes"). In November 2025, we purchased $354.0 million in aggregate principal amount of the 4.0% Senior Notes that were validly tendered in connection with that tender offer. We paid $350.0 million in cash in the aggregate for such purchase. We did not purchase any 4.375% Senior Notes or 5.875% Senior Notes in these tender offers.
Secured Credit Facility
The Credit Agreement provides for a senior secured credit facility, consisting of a revolving credit facility (the "Revolving Credit Facility"), and incremental availability under which additional secured credit facilities could be issued under certain circumstances. All obligations under the senior secured credit facility are unconditionally guaranteed by certain of our subsidiaries and secured by substantially all present and future property and assets of STBV and its guarantor subsidiaries.
In September 2025, we entered into the Fourteenth Amendment, which: (i) reduced the total amount of the Revolving Credit Facility commitments of the lenders from $750.0 million to $650.0 million, (ii) extended the maturity date of the Revolving Credit Facility to September 24, 2030, and (iii) modified certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
Borrowings under the Revolving Credit Facility may, at our option, be maintained from time to time as Base Rate loans, Term SOFR loans, EURIBOR loans, or Daily Simple SONIA loans (each as defined in the Credit Agreement), with each representing a different determination of interest rates. The interest rate margins and letter of credit fees under the Revolving Credit Facility are as follows (each depending on our senior secured net leverage ratio): (i) the interest rate margin for Base Rate loans range from 0.00% to 0.50%; (ii) the interest rate margins for Term SOFR, EURIBOR loans, and Daily Simple SONIA loans range from 1.00% to 1.50%; and (iii) the letter of credit fees range from 0.875% to 1.375%.

We are required to pay to our revolving credit lenders, on a quarterly basis, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee ranges from 0.125% to 0.250%, depending on our senior secured net leverage ratios.
As of December 31, 2025, there was $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2025, no amounts had been drawn against these outstanding letters of credit. Loans under the Revolving Credit Facility may be borrowed, repaid, and re-borrowed and may be used to fund our working capital needs and for other general corporate purposes.
Senior Notes
We have various tranches of senior unsecured notes outstanding as of December 31, 2025. Information regarding these senior notes (together, the "Senior Notes") is included in the following table. The Senior Notes were issued under the Senior Notes Indentures among the issuers listed in the table below, The Bank of New York Mellon, as trustee, and our guarantor subsidiaries named in the respective senior notes indentures (the "Senior Notes Indentures").

	4.0% Senior Notes (1)	4.375% Senior Notes	5.875% Senior Notes	3.75% Senior Notes	6.625% Senior Notes (2)
Aggregate outstanding principal amount	$646.0	$450.0	$500.0	$750.0	$500.0
Interest rate	4.000%	4.375%	5.875%	3.750%	6.625%
Issue price	Various	100.000%	100.000%	100.000%	100.000%
Issuer	STBV	STI	STBV	STI	STI
Issue date	Various	September 2019	August 2022	August 2020	June 2024
Interest due	April 15	February 15	September 1	February 15	January 15
Interest due	October 15	August 15	March 1	August 15	July 15
__________________________
(1)    In November 2025, we purchased $354.0 million in aggregate principal amount of the 4.0% Senior Notes") that were validly tendered in a cash tender offer that we commenced in October 2025. We paid $350.0 million in cash in the aggregate for such purchase. On March 29, 2021, we issued $750.0 million of 4.0% Senior Notes that were priced at 100.00%. On April 8, 2021, we issued $250.0 million of 4.0% Senior Notes that were priced at 100.75%.
(2)    On June 6, 2024, we issued $500.0 million of 6.625% Senior Notes that were priced at 100.00%.
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
Redemption - 4.0% Senior Notes
On or after April 15, 2024, STBV may optionally redeem the 4.0% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date:

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
Redemption - 4.375% Senior Notes
At any time, and from time to time, prior to November 15, 2029, STI may redeem the 4.375% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.375% Senior Notes being redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after such date, STI may optionally redeem the 4.375% Senior Notes, in whole or in part, at a price equal to 100.000 of principal amount, plus accrued and unpaid interest, if any, up to but excluding the redemption date.
Redemption - 5.875% Senior Notes
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
Redemption - 3.75% Senior Notes
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
Redemption - 6.625% Senior Notes
At any time, and from time to time, prior to July 15, 2027, STI may redeem the 6.625% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 6.625% Senior Notes being redeemed, plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On or after such date, STI may optionally redeem the 6.625% Senior Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, up to but excluding the redemption date:

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
Guarantees
The obligations of the issuers of the Senior Notes are guaranteed by STBV (other than with respect to the Senior Notes of which it is the issuer), STI (other than with respect to the Senior Notes of which it is the issuer) and all of STBV's other subsidiaries (excluding the company that is the issuer of the relevant Senior Notes) that guarantee the obligations of STI under the Credit Agreement (after giving effect to the release of guarantees pursuant to the Thirteenth Amendment discussed below).
In August 2023, we entered into an amendment to the Credit Agreement (the "Thirteenth Amendment"), to, among other things, release all of the non-U.S. subsidiaries of STBV that had previously been guarantors and securing parties under the Credit Agreement from all of their remaining obligations as guarantors and securing parties under the Credit Agreement, subject to an obligation to reinstate the guarantees under certain conditions. These subsidiaries were also released from their guaranty obligations with respect to the 4.0% Senior Notes, the 5.875% Senior Notes, the 4.375% Senior Notes, and the 3.75% Senior Notes, in each case in accordance with the terms of the relevant Senior Notes Indenture pursuant to which such senior notes were issued.
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
Restrictions and Covenants
As of December 31, 2025, STBV and all of its subsidiaries were subject to certain restrictive covenants under the Credit Agreement and the Senior Notes Indentures.
We entered into the Thirteenth Amendment and Fourteenth Amendment to the Credit Agreement on August 22, 2023 and September 24, 2025, respectively. These amendments each amended the Credit Agreement to, among other things, modify certain of the operational and restrictive covenants and other terms and conditions of the Credit Agreement to provide us increased flexibility and permissions thereunder.
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
•incur indebtedness or liens, prepay subordinated debt, or amend the terms of subordinated debt;
•make loans and investments (including acquisitions) or sell assets;
•change our business or accounting policies, merge, consolidate, dissolve or liquidate, or amend the terms of our organizational documents;
•enter into affiliate transactions;
•pay dividends and make other restricted payments;
•or enter into certain burdensome contractual obligations.
In addition, under the Credit Agreement, STBV and its subsidiaries are required to maintain a senior secured net leverage ratio not to exceed 5.0:1.0 at the conclusion of certain periods when outstanding loans and letters of credit that are not cash collateralized for the full face amount thereof exceed 30% of the total commitments under the Revolving Credit Facility.
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
Certain of these covenants will be suspended if the Senior Notes are assigned an investment grade rating by Standard & Poor's Rating Services or Moody's Investors Service, Inc. and provided no default has occurred and is continuing at such time. The suspended covenants will be reinstated if the Senior Notes are no longer assigned an investment grade rating by either rating agency or an event of default has occurred and is continuing at such time. As of December 31, 2025, none of the Senior Notes were assigned an investment grade rating by either rating agency.
Restrictions on Payment of Dividends
STBV's subsidiaries are generally not restricted in their ability to pay dividends or otherwise distribute funds to STBV, except for restrictions imposed under applicable corporate law.
STBV, however, is limited in its ability to pay dividends or otherwise make distributions to its immediate parent company and, ultimately, to Sensata plc, under the Credit Agreement. Specifically, the Credit Agreement prohibits STBV from paying dividends or making distributions to its parent companies other than pursuant to exceptions that include, but are not limited to, the following:
•dividends and other distributions to pay customary and reasonable operating expenses and overhead fees and expenses (including legal and accounting fees and expenses) of such parent companies incurred in the ordinary course of business, provided that such amounts, in the aggregate in any fiscal year, do not exceed the greater of $20.0 million and 2.25% of consolidated EBITDA (as defined in the Credit Agreement) of STBV and its subsidiaries for the trailing four quarters;
•so long as no default or an event of default exists, dividends and other distributions in an aggregate amount not to exceed $50.0 million in any calendar year (with the unused portion in any year being carried over to succeeding years) plus unlimited additional amounts but only insofar as the senior secured net leverage ratio does not exceed 2.5:1.0 calculated on a pro forma basis;
•dividends and other distributions of the “Available Amount” as defined in the Credit Agreement, which includes the cumulative retained portion of excess cash flow during the term of the Credit Agreement, but only insofar as no default or event of default exists and the senior secured net leverage ratio is less than 3.0:1.0 calculated on a pro forma basis;
•dividends and other distributions in an aggregate amount per year not exceeding 7.0% of the trailing 30-trading-day average market capitalization of Sensata plc, so long as no event of default exists at the time of the declaration of any such dividend or at the time of the making of any such other distribution; and
•so long as no default or event of default exists, other dividends and other distributions in an aggregate amount not to exceed the greater of $150.0 million and 20.0% of consolidated EBITDA (as defined in the Credit Agreement) of STBV and its subsidiaries for the trailing four quarters.

The Credit Agreement does not restrict STBV’s parent companies, including Sensata plc, from paying dividends or making other distributions to their shareholders from dividends paid or distributions made to them in compliance with the Credit Agreement.

The Senior Notes Indentures generally allow STBV to pay dividends and make other distributions to its parent companies and do not restrict STBV’s parent companies (including Sensata plc) from paying dividends or making other distributions to their shareholders.
Compliance with Financial Covenants
We were in compliance with all of the financial covenants and default provisions associated with our indebtedness as of December 31, 2025 and for the fiscal year then ended.
Accounting for Debt Financing Transactions
In the year ended December 31, 2024. in connection with the issuance of the 6.625% Senior Notes, we recognized $6.3 million of deferred financing costs, which are presented as a reduction of long-term debt on our consolidated balance sheets.
In connection with the early redemption of our previously outstanding 5.0% Senior Notes due 2025 (the "5.0% Senior Notes"), we recognized a loss of $9.8 million, presented in other, net, which reflects the $7.0 million early redemption premium and $2.8 million related to the write-off of unamortized deferred financing costs and debt discounts.
In the year ended December 31, 2023, in connection with the early redemption of our previously outstanding 5.625% Senior

Notes due 2024 (the "5.0% Senior Notes"), we recognized a loss of $4.6 million, which primarily reflects payment of $4.0 million for the "make-whole" premium, with the remaining loss representing the write-off of debt discounts and deferred financing costs. In connection with the prepayment on the Term Loan, we recognized a loss of $0.9 million, representing the write-off of deferred financing costs. These losses are presented in other, net.
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
The following table presents the remaining mandatory principal repayments of long-term debt, excluding finance lease payments and discretionary repurchases of debt, in each of the years ended December 31, 2026 through 2030 and thereafter.

For the year ended December 31,	Aggregate Maturities
2026	$—
2027	—
2028	—
2029	646.0
2030	950.0
Thereafter	1,250.0
Total long-term debt principal payments	$2,846.0
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
Pending Litigation and Claims:
There are no material pending litigation or claims outstanding as of December 31, 2025.
Cybersecurity Incident
In April 2025, we experienced a ransomware incident that encrypted certain devices in our network. The incident temporarily impacted our operations, but the incident did not have a material impact on the Company’s financial results and operations for the year ended 2025.
16. Shareholders' Equity
Purchase of noncontrolling interest in joint venture

In February 2024, we purchased the remaining 50% interest in our joint venture with Dongguan Churod Electronics Co., Ltd. for approximately $79.4 million. Prior to the transaction, we had been consolidating the joint venture. The purchase of the 50% non-controlling interest was accounted for as an equity transaction. No gain or loss was recognized in the consolidated statements of operations. The difference between the fair value of the consideration paid and the amount by which the non-controlling interest was adjusted was recognized as a reduction of additional paid in capital recorded in equity.
Cash Dividends
In the years ended December 31, 2025, 2024, and 2023, we paid cash dividends totaling an aggregate of $70.4 million, $72.2 million, and $71.5 million, respectively.
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
As a result of this change, on October 1, 2023, we recorded an adjustment in other comprehensive income attributable to the current-rate translation of non-monetary assets as of that date in accordance with FASB ASC Topic 830. In addition, in the fourth quarter of 2023, we started recording an adjustment to translate these subsidiaries' financial statements from CNY to USD (our reporting currency). These adjustments are included in other comprehensive income and are presented under the heading Accumulated Other Comprehensive Loss below.
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
In January 2022, our Board of Directors authorized a $500.0 million ordinary share repurchase program (the “January 2022 Program”), which replaced the previous $500.0 million program approved in July 2019. During the year ended December 31, 2023, we repurchased approximately 1.5 million ordinary shares for $60.3 million (an average price of $40.80 per share), under the January 2022 Program.
On September 26, 2023, our Board of Directors authorized a new $500.0 million ordinary share repurchase program (the “September 2023 Program”), which replaced the January 2022 Program, effective on October 1, 2023. Sensata’s shareholders had previously approved the forms of share repurchase agreements and the potential broker counterparties needed to execute the buyback program. During the year ended December 31, 2025, we repurchased approximately 4.2 million ordinary shares under the September 2023 Program for $120.6 million (an average price of $28.47 per share). During the year ended December 31, 2024, we repurchased approximately 1.9 million ordinary shares under the September 2023 Program for $68.9 million (an average price of $36.19 per share). During the year ended December 31, 2023, we repurchased approximately 0.8 million ordinary shares under the September 2023 Program for $28.1 million (an average price of $33.83 per share). As of December 31, 2025, approximately $282.4 million remained available under the September 2023 Program.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$15.7	$(31.9)	$—	$(16.3)
Pre-tax current period change	2.5	4.9	21.4	28.7
Income tax effect	(0.6)	(1.4)	(0.4)	(2.5)
Balance as of December 31, 2023	17.5	(28.5)	20.9	10.0
Pre-tax current period change	(34.3)	7.9	(43.7)	(70.1)
Income tax effect	8.8	8.9	(0.2)	17.6
Balance as of December 31, 2024	(7.9)	(11.7)	(22.9)	(42.5)
Pre-tax current period change	11.4	2.0	25.2	38.6
Income tax effect	(2.9)	(0.6)	—	(3.5)
Balance as of December 31, 2025	$0.5	$(10.3)	$2.3	$(7.4)
The components of other comprehensive income, net of tax, for the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the year ended December 31,
	2025				2024				2023
	Cash Flow Hedges	Pension	CTA	Total	Cash Flow Hedges	Pension	CTA	Total	Cash Flow Hedges	Pension	CTA	Total
Other comprehensive income/(loss) before reclassifications	$0.4	$0.9	$25.2	$26.6	$(6.4)	$(0.1)	$(43.9)	$(50.4)	$30.5	$2.0	$20.9	$53.5
Amounts reclassified from accumulated other comprehensive loss	8.0	0.5	—	8.5	(19.1)	16.9	—	(2.1)	(28.6)	1.4	—	(27.2)
Other comprehensive income/(loss)	$8.4	$1.4	$25.2	$35.1	$(25.4)	$16.8	$(43.9)	$(52.5)	$1.8	$3.4	$20.9	$26.2

The amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Amount of (Gain)/Loss Reclassified from Accumulated Other Comprehensive Loss
	For the year ended December 31,			Affected Line in Consolidated Statements of Operations
	2025	2024	2023
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$2.8	$(2.3)	$(17.1)	Net revenue (1)
Foreign currency forward contracts	7.9	(23.4)	(21.5)	Cost of revenue (1)
Total, before taxes	10.7	(25.7)	(38.6)	Income/(loss) before taxes
Income tax effect	(2.7)	6.6	10.0	Provision for income taxes
Total, net of taxes	$8.0	$(19.1)	$(28.6)	Net income/(loss)

Defined benefit and retiree healthcare plans	$—	$0.7	$1.9	Other, net
Defined benefit and retiree healthcare plans	0.7	6.2	—	Restructuring and other charges, net
Total, before taxes	0.7	6.9	1.9	Income/(loss) before taxes
Income tax effect	(0.2)	10.0	(0.5)	Provision for income taxes
Total, net of taxes	$0.5	$16.9	$1.4	Net income/(loss)
__________________________
(1)    Refer to Note 19: Derivative Instruments and Hedging Activities for additional information related to amounts to be reclassified from accumulated other comprehensive loss in future periods.
17. Leases
The table below shows right-of-use asset and lease liability amounts and the financial statement line item in which those amounts are presented:

	As of December 31,
	2025	2024
Operating lease right-of-use assets:
Other assets	$51.7	$37.8
Total operating lease right-of-use assets	$51.7	$37.8
Operating lease liabilities:
Accrued expenses and other current liabilities	$15.7	$13.1
Other long-term liabilities	57.1	44.9
Total operating lease liabilities	$72.8	$58.0
Finance lease right-of-use assets:
Property, plant and equipment, at cost	$44.9	$44.9
Accumulated depreciation	(31.1)	(30.3)
Property, plant and equipment, net	$13.7	$14.6
Finance lease liabilities:
Current portion of long-term debt and finance lease obligations	$2.3	$2.4
Finance lease obligations, less current portion	18.9	21.0
Total finance lease liabilities	$21.2	$23.4
The table below presents the lease liabilities arising from obtaining right-of-use assets in the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Operating leases	$22.6	$28.1
Finance leases	$—	$—

The table below presents our total lease cost for the years ended December 31, 2025, 2024, and 2023 (short-term and variable lease cost was not material for any of the years presented):

	For the year ended December 31,
	2025	2024	2023
Operating lease cost (a)	$18.5	$35.5	$15.2

Finance lease cost:
Amortization of right-of-use assets	$1.3	$1.3	$1.5
Interest on lease liabilities	1.9	2.1	2.2
Total finance lease cost	$3.2	$3.4	$3.7
__________________________
(a)    For the year ended December 31, 2024, total operating lease cost includes accelerated right-of-use asset amortization of $20.3 million for specific operating leases that we had abandoned.
The table below presents the cash paid related to our operating and finance leases for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Operating cash outflow related to operating leases	$18.0	$16.0	$15.4
Operating cash outflow related to finance leases	$2.0	$1.9	$2.0
Financing cash outflow related to finance leases	$2.2	$1.9	$1.5
The table below presents the weighted-average remaining lease term of our operating and finance leases (in years) as of December 31, 2025, 2024, and 2023:

	2025	2024	2023
Operating leases	8.2	7.1	6.0
Finance leases	7.5	8.4	9.3
The table below presents our weighted-average discount rate as of December 31, 2025, 2024, and 2023:

	2025	2024	2023
Operating leases	6.1%	5.8%	5.6%
Finance leases	8.8%	8.8%	8.7%
The table below presents a maturity analysis of the obligations related to our operating lease liabilities and finance lease liabilities in effect as of December 31, 2025:

Year ending December 31,	Operating Leases	Finance Leases
2026	$15.7	$3.9
2027	12.6	4.0
2028	9.6	3.8
2029	8.3	3.4
2030	6.6	3.4
Thereafter	32.0	10.8
Total undiscounted cash flows related to lease liabilities	84.8	29.3
Less imputed interest	(12.0)	(8.1)
Total lease liabilities	$72.8	$21.2
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
Measured on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are shown in the below table.

	As of December 31,
	2025	2024
Assets measured at fair value:
Cash equivalents (Level 1)	$406.1	$243.6
Foreign currency forward contracts (Level 2)	18.3	19.1
Commodity forward contracts (Level 2)	21.2	1.5
Total assets measured at fair value	$445.6	$264.2
Liabilities measured at fair value:
Foreign currency forward contracts (Level 2)	$17.4	$27.6
Commodity forward contracts (Level 2)	0.3	1.3
Total liabilities measured at fair value	$17.7	$28.9
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own non-performance risk and the respective counterparties' non-performance risk in the fair value measurement. As of December 31, 2025 and 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.
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

As of December 31, 2025, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill or other indefinite-lived intangible assets. We evaluated our goodwill for impairment as of October 1, 2025 using a qualitative analysis that considered events and circumstances affecting the fair value of each reporting unit, including macroeconomic conditions, market conditions, industry trends, cost factors, financial performance, and other relevant qualitative factors. The results did not indicate a need to perform quantitative analysis, as we determined that it is more likely than not that the fair value of each of our reporting units exceeded their respective carrying values. Refer to Note 11: Goodwill and Other Intangible Assets, Net for additional information.
Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2025 and 2024. All fair value measures presented are categorized within Level 2 of the fair value hierarchy.

	As of December 31,
	2025		2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.0% Senior Notes	$646.0	$632.2	$1,000.0	$915.0
4.375% Senior Notes	$450.0	$439.8	$450.0	$410.6
5.875% Senior Notes	$500.0	$507.9	$500.0	$485.0
3.75% Senior Notes	$750.0	$703.1	$750.0	$652.5
6.625% Senior Notes	$500.0	$523.8	$500.0	$497.5
__________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
We also hold trade accounts receivables and payables, for which the fair value approximates the carrying value due to their short-term nature.
As of December 31, 2025 and 2024, we held equity investments under the measurement alternative of $7.3 million and $6.1 million, respectively, which are presented in other assets in the consolidated balance sheets. In the year ended December 31, 2024, we adjusted the carrying value of one of these equity investments as a result of an observable price change in the first quarter of 2024, resulting in a loss of $14.8 million.
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
For each of the years ended December 31, 2025, 2024, and 2023, amounts excluded from the assessment of effectiveness of our foreign currency forward contracts that are designated as cash flow hedges were not material. As of December 31, 2025, we estimate that $2.4 million of net losses will be reclassified from accumulated other comprehensive loss to earnings during the twelve-month period ending December 31, 2026.

As of December 31, 2025, we had the following outstanding foreign currency forward contracts:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
397.4 EUR	Various from January 2024 to December 2025	Various from January 2026 to December 2027	Euro ("EUR") to USD	1.15 USD	Cash flow hedge
3,822.4 MXN	Various from January 2024 to December 2025	Various from January 2026 to December 2027	USD to Mexican Peso ("MXN")	20.45 MXN	Cash flow hedge
67.6 GBP	Various from January 2024 to December 2025	Various from January 2026 to December 2027	British Pound Sterling ("GBP") to USD	1.31 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted- Average Strike Rate	Hedge Designation (1)
60.3 USD	Various from March 2024 to May 2024	Various from January 2026 to May 2026	USD to Chinese Renminbi ("CNY")	6.97 CNY	Not designated
420.5 CNY	Various September 2024	Various from January 2026 to May 2026	USD to CNY	6.77 CNY	Not designated
8,657.0 KRW	Various from February 2024 to September 2024	Various from January 2026 to July 2026	USD to Korean Won ("KRW")	1,315.03 KRW	Not designated
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
Financial Instrument Presentation
The following table presents the fair value of our derivative financial instruments and their classification in the consolidated balance sheets as of December 31, 2025 and 2024:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31,		Balance Sheet Location	As of December 31,
		2025	2024		2025	2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$14.9	$15.8	Accrued expenses and other current liabilities	$13.8	$17.0
Foreign currency forward contracts	Other assets	3.4	2.9	Other long-term liabilities	1.7	4.1
Total		$18.3	$18.7		$15.5	$21.1
Derivatives not designated as hedging instruments:
Commodity forward contracts	Prepaid expenses and other current assets	$17.0	$1.4	Accrued expenses and other current liabilities	$0.3	$0.9
Commodity forward contracts	Other assets	4.2	0.1	Other long-term liabilities	—	0.4
Foreign currency forward contracts	Prepaid expenses and other current assets	0.4	0.4	Accrued expenses and other current liabilities	2.3	4.8
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	1.8
Total		$21.6	$1.9		$2.6	$7.9
These fair value measurements are all categorized within Level 2 of the fair value hierarchy. Refer to Note 18: Fair Value Measures for additional information related to the categorization of these fair value measurements within the fair value hierarchy.

The following tables present the effect of our derivative financial instruments on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024:

Derivatives designated as hedging instruments	Amount of Deferred (Loss)/Gain Recognized in Other Comprehensive (Loss)/ Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income/ (Loss)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income/(Loss)
	For the year ended December 31,			For the year ended December 31,
	2025	2024		2025	2024
Foreign currency forward contracts	$(36.4)	$27.9	Net revenue	$(2.8)	$2.3
Foreign currency forward contracts	$37.1	$(36.5)	Cost of revenue	$(7.9)	$23.4

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income/Loss)		Location of (Loss)/Gain Recognized in Net Income/(Loss)
	For the year ended December 31,
	2025	2024
Commodity forward contracts	$28.1	$3.5	Other, net
Foreign currency forward contracts	$(2.5)	$(2.6)	Other, net
Credit risk related contingent features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of December 31, 2025, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $18.2 million. As of December 31, 2025, we have not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
20. Segment Reporting
We present financial information for three reportable segments, Automotive, Industrials, and Aerospace, Defense, and Commercial Equipment. Also, in the last quarter of 2025, we realigned our segments as a result of organizational changes that better allocate our resources to support changes to our business strategy. Refer to Note 1: Basis of Presentation for additional information. Our operating segments are business segments that we manage as components of an enterprise, for which separate financial information is evaluated regularly by our chief operating decision maker ("CODM"), who is our chief executive officer, in deciding how to allocate resources and assess performance.
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, restructuring charges, and certain corporate costs or credits not associated with the operations of the segment. Corporate and other costs excluded from a segment’s performance are separately stated below and include costs that are related to functional areas such as finance, information technology, legal, and human resources. The CODM uses operating income primarily in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for operating income when making decisions about the allocation of operating and capital resources to each segment. Significant expenses reviewed by the CODM are segment cost of revenue and segment operating expenses. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, the measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies.
The Automotive segment primarily serves the Automotive OEM and aftermarket industries through the development and manufacturing of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications.
Industrials primarily serves industrial customers through the development and manufacture of a broad portfolio of application-specific sensor, power management, and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, material handling, charging infrastructure, renewable energy generation, and microgrid applications and markets.
The Aerospace, Defense, and Commercial Equipment primarily serves the aerospace, including commercial aircraft, defense, and commercial equipment, which includes on-road truck, construction, and agriculture markets, through the development and manufacture of a variety of sensors, electrical protection products, operator controls, and other solutions that are used in mission-critical systems and applications.
The following table presents net revenue, cost of revenue, segment and non-segment operating expenses, and segment and non-segment operating income for the reportable segments and other operating results not allocated to the reportable segments for the years ended December 31, 2025, 2024, and 2023. The net revenue and segment operating income and corporate and other amounts previously reported in the table below for the years ended December 31, 2025, 2024, and 2023 have been retrospectively recast to reflect the segment realignments as described above.

	For the year ended December 31,
	2025	2024	2023
Net revenue:
Automotive (1)	$2,111.7	$2,195.5	$2,167.4
Industrials (1)	787.8	749.2	863.2
Aerospace, Defense, and Commercial Equipment (1)	805.0	860.2	876.1
Other	—	127.9	147.5
Total net revenue	$3,704.5	$3,932.8	$4,054.1
Segment and non-segment cost of revenue:
Automotive	$1,456.2	$1,506.8	$1,480.9
Industrials	469.3	454.0	528.3
Aerospace, Defense, and Commercial Equipment	524.0	549.0	542.5
Other	—	72.8	90.2
Total segment and non-segment cost of revenue	$2,449.5	$2,582.6	$2,641.8
Segment and non-segment operating expenses(2):
Automotive (1)	$154.8	$181.2	$175.9
Industrials (1)	92.4	102.9	116.3
Aerospace, Defense, and Commercial Equipment (1)	69.5	84.6	93.7
Other	—	27.1	49.8
Total segment and non-segment operating expenses	$316.6	$395.8	$435.6
Segment and non-segment operating income (as defined above):
Automotive (1)	$500.8	$507.5	$510.7
Industrials (1)	226.0	192.3	218.6
Aerospace, Defense, and Commercial Equipment (1)	211.5	226.5	239.9
Other	—	28.1	7.5
Total segment and non-segment operating income	938.4	954.4	976.7
Corporate and other (1)	(344.1)	(360.1)	(245.0)
Amortization of intangible assets	(80.2)	(145.7)	(173.9)
Goodwill impairment charge	(225.7)	(150.1)	(321.7)
Restructuring and other charges, net	(50.8)	(149.2)	(54.5)
Operating income	237.5	149.3	181.7
Interest expense	(149.1)	(155.8)	(182.2)
Interest income	19.1	16.2	31.3
Other, net	15.8	(21.5)	(13.0)
Income/(loss) before taxes	$123.3	$(11.8)	$17.8
___________________________________
(1)    The amounts previously reported for the years ended December 31, 2024 and 2023 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.
(2)    Segment operating expenses include research, development, and engineering, and selling, general and administrative expenses associated with each segment.

The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Depreciation and amortization:
Automotive	$88.6	$80.0	$82.3
Industrials	12.8	11.5	13.5
Aerospace, Defense, and Commercial Equipment	17.8	18.1	18.6
Corporate and other (1)	137.2	203.2	192.6
Total depreciation and amortization	$256.4	$312.8	$307.0
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
The following table presents additions to PP&E and capitalized software for our reportable segments and corporate and other for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Additions to property, plant and equipment and capitalized software:
Automotive	$93.9	$113.2	$129.8
Industrials	14.5	16.4	18.1
Aerospace, Defense, and Commercial Equipment	3.9	2.8	3.6
Corporate and other	18.9	26.2	33.1
Total additions to property, plant and equipment and capitalized software	$131.2	$158.6	$184.6
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the years ended December 31, 2025, 2024, and 2023. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the year ended December 31,
	2025	2024	2023
Net revenue:
Americas	$1,499.7	$1,702.0	$1,825.0
Europe	1,013.5	1,061.6	1,066.1
Asia and rest of world	1,191.3	1,169.2	1,163.0
Net revenue	$3,704.5	$3,932.8	$4,054.1

	For the year ended December 31,
	2025	2024	2023
Net revenue:
United States	$1,445.2	$1,574.0	$1,678.5
China	745.4	724.0	724.7
The Netherlands	861.7	897.1	904.2
United Kingdom	116.4	127.2	105.2
All other	535.8	610.5	641.5
Net revenue	$3,704.5	$3,932.8	$4,054.1

The following tables present PP&E, net, by geographic area and by significant country as of December 31, 2025 and 2024. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	As of December 31,
	2025	2024
Property, plant and equipment, net:
Americas	$262.3	$301.9
Europe	135.4	141.4
Asia and rest of world	378.7	378.4
Property, plant and equipment, net	$776.5	$821.7

	As of December 31,
	2025	2024
Property, plant and equipment, net:
United States	$99.4	$121.8
China	254.3	266.1
Mexico	162.8	180.0
Bulgaria	99.4	108.1
United Kingdom	24.6	21.1
Malaysia	120.5	108.1
All other	15.5	16.5
Property, plant and equipment, net	$776.5	$821.7
21. Divestitures
Insights Business
In August 2024, we executed a purchase agreement whereby we agreed to sell the Insights Business to an affiliate of Balmoral Funds ("the Buyer"). The closing of the transaction occurred in the third quarter of 2024, at which time net assets transferred to the Buyer.
For the year ended December 31, 2024 and 2023 the Insights Business was included in Other. Refer to Note 1: Basis of Presentation and Note 20: Segment Reporting included elsewhere in this Report for additional information on the segment realignment.
Magnetic Speed and Position Business ("MSP Business")
In November 2024, we executed a purchase agreement whereby we agreed to sell the MSP Business to a third party. The closing of the transaction occurred in the first quarter of 2025, at which time net assets transferred to the buyer.
22. Subsequent Events
In February 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act. We have incurred, and passed through to customers, approximately $40.8 million of tariffs during the year ended December 31, 2025. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
		Charged, Net of Reversals, to Expenses/Against Revenue
For the year ended December 31, 2025
Accounts receivable allowances	$20.5	$(3.1)	$(1.2)	$16.2
For the year ended December 31, 2024
Accounts receivable allowances	$29.0	$(3.2)	$(5.3)	$20.5
For the year ended December 31, 2023
Accounts receivable allowances	$24.2	$9.1	$(4.3)	$29.0

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
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.
Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Swindon, United Kingdom
February 27, 2026
Changes in Internal Control over Financial Reporting
Other than execution of the material weakness remediation activities described below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of the year ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Disclosed Material Weaknesses
We previously identified and disclosed in our 2023 and 2024 Annual Reports, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended between March 31, 2024 and September 30, 2025, material weaknesses in maintaining an appropriate internal control environment. The Company did not specify objectives with sufficient clarity to enable an appropriate level of risk assessment and monitoring. Additionally, the Company's control activities did not adequately and consistently establish policies, procedures, information protocols and communications to design and operate effective controls, due in part, to a lack of appropriate accounting personnel, impacting areas such as inventory and account reconciliation processes in our Americas Accounting and Shared Services teams located in Mexico.

As of December 31, 2025, Management has completed the implementation of our remediation efforts of the material weaknesses previously reported. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts included:
•Completion of an internal organizational assessment to identify gaps in knowledge and staffing levels and consider potential reorganization of our teams.
•Hiring of additional accounting and IT personnel, including a new Chief Accounting Officer in May 2024, with the appropriate level of knowledge, training, and experience to improve our internal control over financial reporting and IT capabilities and recruiting additional resources.
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

We have audited the internal control over financial reporting of Sensata Technologies Holding plc and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2026

ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three-month fiscal period ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The information set forth below is included for the purpose of providing disclosure under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of Form 8-K.

On February 23, 2026, the Company entered into a new Second Amended and Restated Employment Agreement with Lynne J. Caljouw, the Company’s Executive Vice President and Chief Human Resources Officer, which replaced in its entirety her Amended and Restated Employment Agreement dated January 1, 2023. In addition, on February 24, 2026, the Company entered into a new Second Amended and Restated Employment Agreement with Brian J. Wilkie, the Company’s Executive Vice President and President of Aerospace, Defense & Commercial Equipment, which replaced in its entirety his Amended and Restated Employment Agreement dated April 1, 2024. Ms. Caljouw and Mr. Wilkie are each a Named Executive Officer (“NEO”) of the Company.

The new Employment Agreements were executed as part of a Company initiative to migrate all Executive Officers to a standardized Employment Agreement template. The new Employment Agreements do not contain any material changes from the terms of the prior employment agreements for either Ms. Caljouw or Mr. Wilkie.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreements for Ms. Caljouw and Mr. Wilkie, which are filed as Exhibit 10.49 and Exhibit 10.50, respectively, to this Annual Report and incorporated herein by reference.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities all employees, officers, directors, consultants, and contractors of or to Sensata and its subsidiaries, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this Report.
Other information required by this Item 10 is incorporated herein by reference from the Definitive Proxy Statement of Sensata Technologies Holding plc (the "Company"), to be filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") within 120 days of the Company's fiscal year ended December 31, 2025.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2025.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2025.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2025.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the Company's Definitive Proxy Statement, to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2025.

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

10.2
Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., Morgan Stanley Senior Funding, Inc., as administrative agent, the initial l/c issuer and initial swing line lender named therein, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.3
Domestic Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., Sensata Technologies Massachusetts, Inc. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.4
Guaranty, dated as of May 12, 2011, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).).

10.5
Foreign Guaranty, dated as of May 12, 2011, made by each of Sensata Technologies Holding Company US B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Japan Limited, Sensata Technologies Malaysia Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.6
Patent Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.7
Trademark Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.8
Domestic Pledge Agreement, dated as of May 12, 2011, made by each of Sensata Technologies B.V. and Sensata Technologies Holding Company US B.V. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.9
Domestic Security Agreement, dated as of May 12, 2011, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc. and Sensata Technologies Massachusetts, Inc. to Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on May 17, 2011).

10.10	Form of Director Options Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2012).†

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

10.19
Sensata Technologies Holding plc First Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2018). †

10.20
Amendment No. 9 to Credit Agreement, dated as of March 27, 2019, to the Credit Agreement, dated as of May 12, 2011, by and among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., the subsidiary guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2019).

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

10.25	Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021). †

10.26
Form of Award Agreement for Restricted Stock Units for Directors under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on July 27, 2021). †

10.27
Stock Purchase Agreement between Dynapower Holdings, LLC and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2022).

10.28
Second Amended and Restated Employment Agreement between George Verras and Sensata Technologies, Inc., dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2022). †

10.29
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

10.30
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

10.31
Form of Award Agreement for Performance Restricted Stock Units for Named Executive Officers under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on May 2, 2023).†

10.32
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

10.33
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

10.34
Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024). †

10.35
Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024). †

10.36
Retirement and Release of Claims Agreement between Jeffrey Cote and Sensata Technologies, Inc., dated April 26, 2024 (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024). †

10.37
Sensata Technologies Holding plc Severance and Change in Control Plan, dated April 26, 2024 (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q filed on April 29, 2024). †

10.38
Form of Inducement Restricted Stock Unit Award (Replacement Award), between Stephan von Shuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on January 10, 2025). †

10.39
Form of Inducement Restricted Stock Unit Award, between Stephan von Shuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on January 10,2025). †

10.40
Fixed-Term Employment Agreement, dated November 22, 2024, between Stephan von Schuckmann and Sensata Technologies Germany GmbH (incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2025). †

10.41
Employment Agreement, dated November 22, 2024, between Stephan von Shuckmann and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2025). †

10.42
Letter Agreement, dated December 17, 2024, between Stephan von Schuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2025). †

10.43
Form of Inducement Performance-based Restricted Stock Unit Award (Replacement Award), between Stephan von Shuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 filed on April 17, 2025). †

10.44
Form of Inducement Performance-based Restricted Stock Unit Award, between Stephan von Shuckmann and Sensata Technologies Holding plc (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 filed on April 17, 2025). †

10.45
Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2025). †

10.46
Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2025). †

10.47
Employment Agreement, dated June 23, 2025, between Nicholas Bardot and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2025). †

10.48
Separation and Release of Claims Agreement between Sensata Technologies, Inc. and George Verras, dated December 8, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 11, 2025). †

10.49	Amended and Restated Employment agreement between Lynne Caljouw and Sensata Technologies, Inc., dated February 23, 2026. †*

10.50	Amended and Restated Employment Agreement between Brian Wilkie and Sensata Technologies, Inc., dated February 24, 2026. †*

19.1	Sensata Technologies Holding plc Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2025).

21.1	Subsidiaries of Sensata Technologies Holding plc. *

23.1	Consent of Deloitte & Touche LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Sensata Technologies Holding plc Clawback Policy. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SENSATA TECHNOLOGIES HOLDING PLC

/s/ STEPHAN von SCHUCKMANN
By:	Stephan von Schuckmann
Its:	Chief Executive Officer

Date:	February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHAN von SCHUCKMANN	Chief Executive Officer and Director	February 27, 2026
Stephan von Schuckmann	(Principal Executive Officer)

/s/ ANDREW LYNCH	Executive Vice President and Chief Financial Officer	February 27, 2026
Andrew Lynch	(Principal Financial Officer)

/s/ RICHARD SIEDEL	Senior Vice President and Chief Accounting Officer	February 27, 2026
Richard Siedel	(Principal Accounting Officer)

/s/ ANDREW TEICH	Chairman of the Board of Directors	February 27, 2026
Andrew Teich

/s/ JOHN ABSMEIER	Director	February 27, 2026
John Absmeier

/s/ DANIEL BLACK	Director	February 27, 2026
Daniel Black

/s/ LORRAINE BOLSINGER	Director	February 27, 2026
Lorraine Bolsinger

/s/ PHILLIP EYLER	Director	February 27, 2026
Phillip Eyler

/s/ JOHN MIRSHEKARI	Director	February 27, 2026
John Mirshekari
/s/ CONSTANCE SKIDMORE	Director	February 27, 2026
Constance Skidmore

/s/ STEVEN SONNENBERG	Director	February 27, 2026
Steven Sonnenberg

/s/ MARTHA SULLIVAN	Director	February 27, 2026
Martha Sullivan

/s/ JUGAL VIJAYVARGIYA	Director	February 27, 2026
Jugal Vijayvargiya

/s/ STEPHEN ZIDE	Director	February 27, 2026
Stephen Zide

/s/ STEPHAN von SCHUCKMANN	Authorized Representative in the United States	February 27, 2026
Stephan von Schuckmann