Form 10-Q
period 2026-03-31
Sensata Technologies Holding plc
filed 2026-04-28
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2026, 145,432,046 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$635.1	$573.0
Accounts receivable, net of allowances of $16.9 and $16.2 as of March 31, 2026 and December 31, 2025, respectively	693.2	657.4
Inventories	605.8	617.8
Prepaid expenses and other current assets	152.4	146.1
Total current assets	2,086.6	1,994.3
Property, plant and equipment, net	763.1	776.5
Goodwill	3,158.2	3,158.2
Other intangible assets, net of accumulated amortization of $2,604.4 and $2,588.7 as of March 31, 2026 and December 31, 2025, respectively	396.6	411.6
Deferred income tax assets	271.8	277.2
Other assets	138.6	133.9
Total assets	$6,815.0	$6,751.7
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2.4	$2.3
Accounts payable	446.4	413.0
Income taxes payable	16.3	16.8
Accrued expenses and other current liabilities	293.5	343.1
Total current liabilities	758.6	775.1
Deferred income tax liabilities	235.3	226.9
Pension and other post-retirement benefit obligations	39.5	39.1
Finance lease obligations, less current portion	18.5	18.9
Long-term debt, net	2,829.4	2,828.6
Other long-term liabilities	78.2	77.8
Total liabilities	3,959.5	3,966.3
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177.0 shares issued as of March 31, 2026 and December 31, 2025	2.3	2.3
Treasury shares, at cost, 31.9 and 31.2 shares as of March 31, 2026 and December 31, 2025, respectively	(1,427.8)	(1,402.7)
Additional paid-in capital	1,904.4	1,897.6
Retained earnings	2,363.7	2,295.6
Accumulated other comprehensive income/(loss)	13.0	(7.4)
Total shareholders' equity	2,855.5	2,785.4
Total liabilities and shareholders' equity	$6,815.0	$6,751.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Net revenue	$934.8	$911.3
Operating costs and expenses:
Cost of revenue	648.5	638.7
Research and development	31.9	36.8
Selling, general and administrative	93.4	86.0
Amortization of intangible assets	15.7	20.6
Restructuring and other charges, net	3.7	7.0
Total operating costs and expenses	793.2	789.1
Operating income	141.6	122.2
Interest expense	(34.1)	(38.0)
Interest income	3.9	4.3
Other, net	4.1	2.1
Income before taxes	115.5	90.6
Provision for income taxes	28.4	20.7
Net income	$87.1	$69.9
Basic net income per share	$0.60	$0.47
Diluted net income per share	$0.59	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Net income	$87.1	$69.9
Other comprehensive income/(loss), net of tax:
Cash flow hedges	11.4	(4.5)
Defined benefit and retiree healthcare plans	0.0	0.5
Currency translation adjustment	9.0	3.9
Other comprehensive income/(loss)	20.5	(0.1)
Comprehensive income	$107.6	$69.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$87.1	$69.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.0	41.0
Amortization of debt issuance costs	1.1	1.2
Loss on sale of business	—	3.9
Share-based compensation	6.8	6.9
Amortization of intangible assets	15.7	20.6
Deferred income taxes	10.0	(6.6)
Loss on equity investments, net	0.1	—
Other non-cash loss, net	1.8	5.2
Changes in operating assets and liabilities, net of the effects of divestitures:
Accounts receivable, net	(34.3)	(34.1)
Inventories	13.0	(48.0)
Prepaid expenses and other	(4.1)	(8.1)
Accounts payable and accrued expenses	(8.2)	64.8
Income taxes payable	(0.5)	2.6
Net cash provided by operating activities	122.5	119.2
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(17.9)	(32.6)
Proceeds from the sale of business, net of cash sold	—	25.6
Other	1.4	0.1
Net cash used in investing activities	(16.5)	(6.9)
Cash flows from financing activities:
Payment of employee restricted stock tax withholdings	(1.6)	(0.1)
Payments on debt	(0.4)	(0.7)
Dividends paid	(17.5)	(17.9)
Payments to repurchase ordinary shares	(25.1)	(100.5)
Payments of debt financing costs	(0.1)	—
Net cash used in financing activities	(44.7)	(119.1)
Effect of exchange rate changes on cash and cash equivalents	0.8	1.3
Net change in cash and cash equivalents	62.1	(5.5)
Cash and cash equivalents, beginning of year	573.0	593.7
Cash and cash equivalents, end of period	$635.1	$588.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
(In millions)
(unaudited)

Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
Number	Amount	Number	Amount

Balance as of December 31, 2025	177.0	$2.3	(31.2)	$(1,402.7)	$1,897.6	$2,295.6	$(7.4)	$2,785.4
Surrender of shares for tax withholding	—	—	(0.0)	(1.6)	—	—	—	(1.6)
Vesting of restricted securities	0.1	0.0	—	—	—	(0.0)	—	—
Cash dividends paid	—	—	—	—	—	(17.5)	—	(17.5)
Repurchase of ordinary shares	—	—	(0.7)	(25.1)	—	—	—	(25.1)
Retirement of ordinary shares	(0.0)	(0.0)	0.0	1.6	—	(1.6)	—	—
Share-based compensation	—	—	—	—	6.8	—	—	6.8
Net income	—	—	—	—	—	87.1	—	87.1
Other comprehensive income	—	—	—	—	—	—	20.5	20.5
Balance as of March 31, 2026	177.0	$2.3	(31.9)	$(1,427.8)	$1,904.4	$2,363.7	$13.0	$2,855.5

Balance as of December 31, 2024	176.5	$2.3	(27.0)	$(1,282.1)	$1,872.6	$2,340.2	$(42.5)	$2,890.4
Surrender of shares for tax withholding	—	—	(0.0)	(0.1)	—	—	—	(0.1)
Vesting of restricted securities	0.0	0.0	—	—	—	(0.0)	—	—
Cash dividends paid	—	—	—	—	—	(17.9)	—	(17.9)
Repurchase of ordinary shares	—	—	(3.5)	(100.5)	—	—	—	(100.5)
Retirement of ordinary shares	(0.0)	(0.0)	0.0	0.1	—	(0.1)	—	—
Share-based compensation	—	—	—	—	6.9	—	—	6.9
Net income	—	—	—	—	—	69.9	—	69.9
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2025	176.5	$2.3	(30.5)	$(1,382.6)	$1,879.4	$2,392.2	$(42.7)	$2,848.6
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Annual Report").
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
All U.S. dollar ("USD") and share amounts presented, except per share amounts, are stated in millions, unless otherwise indicated. We round amounts in the consolidated financial statements within tables and text (unless otherwise specified) and calculate all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding. Certain reclassifications have been made to prior periods to conform to current period presentation.
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
We believe that our geographic regions are the categories that best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 15: Segment Reporting for additional information.
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Restricted securities	$6.8	$6.9
Share-based compensation expense	$6.8	$6.9
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

Over the life of the Transformation Plan, we expect to incur restructuring charges of between $13.0 million and $16.0 million, primarily related to reductions-in-force and related site closure costs. All restructuring costs are excluded from segment results. The majority of the actions under the Transformation Plan are expected to be completed on or before June 30, 2028. We expect to settle these charges with cash on hand.
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
Summary
The following table presents the components of restructuring and other charges, net for the three months ended March 31, 2026, and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Transformation Plan	$4.4	$—
2H 2024 Plan, net	0.2	2.5
Q3 2023 Plan, net	0.2	0.9
Other restructuring and other charges, net
Severance charges, net	(0.1)	(0.1)
Transaction related charges	(1.0)	4.4
Facility and other charge	—	(0.7)
Restructuring and other charges, net	$3.7	$7.0

The following table presents a rollforward of our severance liability, which is primarily related to the Transformation Plan, for the three months ended March 31, 2026:

Total
Balance as of December 31, 2025	$4.8
Charges, net of reversals	1.9
Payments	(2.6)
Foreign currency remeasurement	—
Balance as of March 31, 2026	$4.1
The severance liability as of March 31, 2026 and December 31, 2025 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
6. Other, Net
The following table presents the components of other, net for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Currency remeasurement gain/(loss) on net monetary assets	$0.0	$(0.5)
Loss on foreign currency forward contracts	(0.0)	(1.6)
Gain on commodity forward contracts	4.6	4.4
Net periodic benefit cost, excluding service cost	(0.9)	(0.5)
Other	0.3	0.3
Other, net	$4.1	$2.1
7. Income Taxes
The following table presents the provision for income taxes for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Provision for income taxes	$28.4	$20.7

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
In July 2025, the U.S. enacted Public Law 119-21 (An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14) (commonly referred to as the “One Big Beautiful Bill”). The legislation includes multiple tax provisions with varying effective dates, with certain provisions effective January 1, 2025 and others becoming effective in later periods, including through 2027.

The Company is continuing to evaluate the provisions of the legislation, including available elections, interpretive guidance, and the related impacts on its consolidated financial statements and disclosures. While the Company does not currently expect the adoption of Public Law 119‑21 to have a material adverse impact on its consolidated financial statements, the assessment of certain provisions is ongoing and may be affected by future guidance, elections made by the Company, or other developments.
8. Net Income per Share
Basic and diluted net income per share are calculated by dividing net income by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three months ended March 31, 2026 and 2025 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income per share were as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
Basic weighted-average ordinary shares outstanding	145.6	148.5
Dilutive effect of unvested restricted securities	1.0	0.3
Diluted weighted-average ordinary shares outstanding	146.6	148.8
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
Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
Anti-dilutive shares excluded	0.5	1.1
Contingently issuable shares excluded	0.9	0.7
9. Inventories
The following table presents the components of inventories as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Finished goods	$191.4	$196.6
Work-in-process	152.6	144.8
Raw materials	261.8	276.4
Inventories	$605.8	$617.8

10. Debt
The following table presents the components of long-term debt, net and finance lease obligations as of March 31, 2026 and December 31, 2025:

	Maturity Date	March 31, 2026	December 31, 2025
4.0% Senior Notes	April 15, 2029	$646.0	$646.0
4.375% Senior Notes	February 15, 2030	450.0	450.0
5.875% Senior Notes	September 1, 2030	500.0	500.0
3.75% Senior Notes	February 15, 2031	750.0	750.0
6.625% Senior Notes	July 15, 2032	500.0	500.0
Plus: debt premium, net of discount		0.4	0.5
Less: deferred financing costs		(17.1)	(17.9)
Long-term debt, net		$2,829.4	$2,828.6

Finance lease obligations		$20.9	$21.2
Less: current portion		(2.4)	(2.3)
Finance lease obligations, less current portion		$18.5	$18.9
Our indebtedness as of March 31, 2026 and December 31, 2025 consists of various tranches of senior unsecured notes as shown in the table above. We also have secured credit facilities (the "Senior Secured Credit Facilities") which provide for our $650.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2025 Annual Report for additional information related to our indebtedness.
Revolving Credit Facility
As of March 31, 2026, we had $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2026, no amounts had been drawn against these outstanding letters of credit.
During April 2026, the Company entered into a technical amendment to the Revolving Credit Facility correcting and clarifying certain details to conform the language with the intention of the Fourteenth Amendment that was signed in September 2025.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, accrued interest totaled $27.5 million and $48.6 million, respectively.
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
Other Matters
Following the February 2026 ruling by the United States Supreme Court striking down certain tariffs imposed under the International Emergency Economic Powers Act, U.S. Customs and Border Protection has since announced steps toward an administrative process to address potential tariff refunds. However, the availability, timing, and amount of any potential refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments.

12. Shareholders' Equity
Cash Dividends
In the three months ended March 31, 2026 and 2025, we paid aggregate cash dividends of $17.5 million and $17.9 million, respectively. In April 2026, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in May 2026 to shareholders of record as of May 13, 2026.
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
In the three months ended March 31, 2026 and 2025, we repurchased 0.7 million and 3.5 million ordinary shares for $25.1 million and $100.5 million, respectively. All share repurchases in the three months ended March 31, 2026 and 2025 were made under the September 2023 Program. As of March 31, 2026, $257.3 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Income/(Loss)
The following table presents the components of accumulated other comprehensive income/(loss) for the three months ended March 31, 2026:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2025	$0.5	$(10.3)	$2.3	$(7.4)
Other comprehensive income before reclassifications, net of tax	8.6	—	9.0	17.6
Reclassifications from accumulated other comprehensive income/(loss), net of tax	2.8	0.0	—	2.8
Other comprehensive income	11.4	0.0	9.0	20.5
Balance as of March 31, 2026	$11.9	$(10.3)	$11.3	$13.0

The following table presents the amounts reclassified from accumulated other comprehensive income/(loss) for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,		Affected Line in Condensed Consolidated Statements of Operations
Component	2026	2025
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$5.2	$(5.0)	Net revenue (1)
Foreign currency forward contracts	(1.3)	3.1	Cost of revenue (1)
Total, before taxes	3.8	(1.9)	Income before taxes
Income tax effect	(1.0)	0.5	Provision for income taxes
Total, net of taxes	$2.8	$(1.4)	Net income

Defined benefit and retiree healthcare plans
Defined benefit and retiree healthcare plans	$0.0	$(0.0)	Other, net
Defined benefit and retiree healthcare plans	—	0.7	Restructuring and other charges, net
Total, before taxes	0.0	0.7	Income before taxes
Income tax effect	(0.0)	(0.2)	Provision for income taxes
Total, net of taxes	$0.0	$0.5	Net income
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive income/(loss) in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are shown in the below table.

	March 31, 2026	December 31, 2025
Assets
Cash equivalents (Level 1)	$417.5	$406.1
Foreign currency forward contracts (Level 2)	22.4	18.3
Commodity forward contracts (Level 2)	18.6	21.2
Total	$458.6	$445.6
Liabilities
Foreign currency forward contracts (Level 2)	$8.5	$17.4
Commodity forward contracts (Level 2)	—	0.3
Total	$8.5	$17.7
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	March 31, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
4.0% Senior Notes	$646.0	$623.6	$646.0	$632.2
4.375% Senior Notes	$450.0	$431.1	$450.0	$439.8
5.875% Senior Notes	$500.0	$500.4	$500.0	$507.9
3.75% Senior Notes	$750.0	$693.8	$750.0	$703.1
6.625% Senior Notes	$500.0	$510.8	$500.0	$523.8
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of March 31, 2026 and December 31, 2025, we held equity investments under the measurement alternative of $7.3 million, which are presented in other assets in the condensed consolidated balance sheets.
14. Derivative Instruments and Hedging Activities
Foreign Currency Derivatives
As of March 31, 2026, we had the following outstanding foreign currency forward contracts, which had the below hedge accounting designation in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
387.9 EUR	Various from April 2024 to March 2026	Various from April 2026 to March 2028	Euro ("EUR") to USD	1.16 USD	Cash flow hedge
3,848.6 MXN	Various from April 2024 to March 2026	Various from April 2026 to March 2028	USD to Mexican Peso ("MXN")	19.96 MXN	Cash flow hedge
66.3 GBP	Various from April 2024 to March 2026	Various from April 2026 to March 2028	British Pound Sterling ("GBP") to USD	1.32 USD	Cash flow hedge

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
21.5 USD	Various from April 2024 to May 2024	Various from April 2026 to May 2026	USD to Chinese Renminbi ("CNY")	6.97 CNY	Not designated
149.8 CNY	Various September 2024	Various from April 2026 to May 2026	USD to CNY	6.74 CNY	Not designated
3,515.3 KRW	Various from May 2024 to September 2024	Various from April 2026 to July 2026	USD to Korean Won ("KRW")	1,316.49 KRW	Not designated
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

As of March 31, 2026, we estimate that $12.0 million of net gain will be reclassified from accumulated other comprehensive income/(loss) to earnings during the twelve-month period ending March 31, 2027.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$17.2	$14.9	Accrued expenses and other current liabilities	$6.5	$13.8
Foreign currency forward contracts	Other assets	5.2	3.4	Other long-term liabilities	1.2	1.7
Total		$22.4	$18.3		$7.7	$15.5
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$16.5	$17.0	Accrued expenses and other current liabilities	$—	$0.3
Commodity forward contracts	Other assets	2.1	4.2	Other long-term liabilities	—	—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	0.4	Accrued expenses and other current liabilities	0.9	2.3
Total		$18.6	$21.6		$0.9	$2.6
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net Income	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/(Loss) into Net Income
	2026	2025		2026	2025
Foreign currency forward contracts	$10.8	$(11.7)	Net revenue	$(5.2)	$5.0
Foreign currency forward contracts	$0.7	$7.5	Cost of revenue	$1.3	$(3.1)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income		Location of Gain/(Loss) Recognized in Net Income
	2026	2025
Commodity forward contracts	$4.6	$4.4	Other, net
Foreign currency forward contracts	$(0.0)	$(1.6)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of March 31, 2026, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $8.7 million. As of March 31, 2026, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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
An operating segment’s performance is primarily evaluated based on segment operating income, which excludes amortization of intangible assets, impairment of goodwill and other intangible assets, restructuring charges, and certain corporate costs or credits not associated with the operations of the segment. Corporate and other costs excluded from a segment’s performance are separately stated below and include costs that are related to functional areas such as finance, information technology, legal, and human resources. The CODM uses operating income primarily in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for operating income when making decisions about the allocation of operating and capital resources to each segment. Significant expenses reviewed by the CODM are segment cost of revenue and segment operating expenses. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, the measure should be considered in addition to, and not as a substitute for, or superior to, operating income or other measures of financial performance prepared with U.S. GAAP. The accounting policies of each of our operating and reportable segments are materially consistent with those described in Note 2: Significant Accounting Policies of the audited consolidated financial statements and notes thereto included in our 2025 Annual Report.
The Automotive segment primarily serves the Automotive OEM and aftermarket industries through the development and manufacturing of sensors, high-voltage solutions (i.e., electrical protection components), and other solutions that are used in mission-critical systems and applications.
Industrials primarily serves industrial customers through the development and manufacturing of a broad portfolio of application-specific sensor, power management, and electrical protection products used in a diverse range of industrial markets, including the appliance, HVAC, material handling, charging infrastructure, renewable energy generation, and microgrid applications and markets.
The Aerospace, Defense, and Commercial Equipment segment primarily serves the aerospace, including commercial aircraft, defense, and commercial equipment, which includes on-road truck, construction, and agriculture markets, through the development and manufacture of a variety of sensors, electrical protection products, operator controls, and other solutions that are used in mission-critical systems and applications.
The following table presents net revenue, segment and non-segment operating expenses, and segment and non-segment operating income for the reportable segments and other operating results not allocated to our reportable segments for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Net revenue:
Automotive (1)	$524.8	$528.9
Industrials (1)	184.2	185.7
Aerospace, Defense, and Commercial Equipment (1)	225.8	196.7
Total net revenue	$934.8	$911.3
Segment cost of revenue:
Automotive	$359.1	$369.6
Industrials	110.0	113.1
Aerospace, Defense, and Commercial Equipment	145.9	129.6
Total segment cost of revenue	$615.0	$612.3
Segment operating expenses(2):
Automotive (1)	$42.5	$38.9
Industrials (1)	24.2	24.1
Aerospace, Defense, and Commercial Equipment (1)	16.4	17.0
Total segment operating expenses	$83.1	$80.0
Segment operating income (as defined above):
Automotive (1)	$123.2	$120.3
Industrials (1)	50.0	48.5
Aerospace, Defense, and Commercial Equipment (1)	63.5	50.1
Total segment operating income	236.7	218.9
Corporate and other(1)	(75.7)	(69.2)
Amortization of intangible assets	(15.7)	(20.6)
Restructuring and other charges, net	(3.7)	(7.0)
Operating income	141.6	122.2
Interest expense	(34.1)	(38.0)
Interest income	3.9	4.3
Other, net	4.1	2.1
Income before taxes	$115.5	$90.6
___________________________________
(1)    The amounts previously reported for the three months ended March 31, 2025 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.
(2)    Segment operating expenses include research, development, and engineering, and selling, general and administrative expenses associated with each segment.

The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Depreciation and amortization:
Automotive	$19.9	$21.7
Industrials	2.7	2.9
Aerospace, Defense, and Commercial Equipment	4.2	4.3
Corporate and other (1)	23.0	32.7
Total depreciation and amortization	$49.8	$61.6
__________________________
(1)Included within corporate and other is depreciation expense, amortization of intangible assets, and accelerated depreciation recognized in connection with restructuring actions. We do not allocate these amounts to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to PP&E and capitalized software for our reportable segments and corporate and other for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Additions to property, plant and equipment and capitalized software:
Automotive	$12.9	$22.8
Industrials	2.8	3.1
Aerospace, Defense, and Commercial Equipment	0.3	—
Corporate and other	1.9	6.7
Total additions to property, plant and equipment and capitalized software	$17.9	$32.6
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the three months ended March 31, 2026 and 2025. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the three months ended
	March 31, 2026	March 31, 2025
Net revenue:
Americas	$375.7	$372.5
Europe	268.0	252.5
Asia and rest of world	291.1	286.3
Net revenue	$934.8	$911.3

	For the three months ended
	March 31, 2026	March 31, 2025
Net revenue:
United States	$365.7	$345.0
China	168.4	174.6
The Netherlands	228.2	217.8
United Kingdom	30.0	26.9
All other	142.5	147.0
Net revenue	$934.8	$911.3

The following tables present PP&E, net, by geographic area and by significant country as of March 31, 2026 and December 31, 2025. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	March 31, 2026	December 31, 2025
Property, plant and equipment, net:
Americas	$257.3	$262.3
Europe	130.9	135.4
Asia and rest of world	375.0	378.7
Property, plant and equipment, net	$763.1	$776.5

	March 31, 2026	December 31, 2025
Property, plant and equipment, net:
United States	$96.4	$99.4
China	251.8	254.3
Mexico	160.7	162.8
Bulgaria	96.4	99.4
United Kingdom	22.8	24.6
Malaysia	119.4	120.5
All other	15.7	15.5
Property, plant and equipment, net	$763.1	$776.5
16. Disposals
Magnetic Speed and Position Business ("MSP Business")
In November 2024, we executed a purchase agreement whereby we agreed to sell the MSP Business to a third party. The closing of the transaction occurred in the first quarter of 2025, at which time net assets transferred to the Buyer.

Cautionary Statements Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by terminology such as "may," "will," "could," "should," "expect," "anticipate," "believe," "estimate," "predict," "project," "forecast," "continue," "intend," "plan," "potential," "opportunity," "guidance," and similar terms or phrases. Forward-looking statements involve, among other things, expectations, projections, and assumptions about future financial and operating results, objectives, business and market outlook, trends, priorities, growth, shareholder value, capital expenditures, cash flows, demand for products and services, share repurchases, and Sensata’s strategic initiatives, including those relating to acquisitions and dispositions and the impact of such transactions on our strategic plans, operational plans, and financial results. These statements are subject to risks, uncertainties, and other important factors relating to our operations and business environment, and we can give no assurances that these forward-looking statements will prove to be correct.
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
Investors and others should carefully consider the foregoing factors and other uncertainties, risks, and potential events including, but not limited to, those described in Item 1A: Risk Factors included in our 2025 Annual Report and as may be updated from time to time in Item 1A: Risk Factors included in our quarterly reports on Form 10-Q or other subsequent filings with the United States Securities and Exchange Commission. All such forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update these statements other than as required by law.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations supplements should be read in conjunction with the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report. The following discussion should also be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto (the "Financial Statements") included elsewhere in this Report. Amounts and percentages in the following discussions and tables have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.
Overview
Net revenue for the three months ended March 31, 2026 was $934.8 million, an increase of 2.6% on a reported basis compared to $911.3 million in the prior period. Excluding an increase of 2.2% attributed to changes in foreign currency exchange rates and a decrease of 3.8% related to the effect of disposals, net revenue increased 4.2% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline).
Operating income for the three months ended March 31, 2026 was $141.6 million (15.2% of net revenue), an increase of $19.5 million, or 15.9% compared to operating income of $122.2 million (13.4% of net revenue) in the three months ended March 31, 2025. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three months ended March 31, 2026 compared to the prior periods.
We generated $122.5 million of operating cash flows in the three months ended March 31, 2026, ending the quarter with $635.1 million in cash and cash equivalents. In the three months ended March 31, 2026, we used cash of approximately $17.9 million for capital expenditures, $17.5 million for payment of dividends, and $25.1 million for share repurchases as part of our share repurchase plan.
Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. We have derived the results of operations from the Financial Statements included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2026		March 31, 2025
	Amount	Percent	Amount	Percent
Net revenue:
Automotive	$524.8	56.1%	$528.9	58.0%
Industrials	184.2	19.7	185.7	20.4
Aerospace, Defense, and Commercial Equipment	225.8	24.2	196.7	21.6
Net revenue	934.8	100.0	911.3	100.0
Operating costs and expenses	793.2	84.8	789.1	86.6
Operating income	141.6	15.2	122.2	13.4
Interest expense	(34.1)	(3.6)	(38.0)	(4.2)
Interest income	3.9	0.4	4.3	0.5
Other, net	4.1	0.4	2.1	0.2
Income before taxes	115.5	12.4	90.6	9.9
Provision for income taxes	28.4	3.0	20.7	2.3
Net income	$87.1	9.3%	$69.9	7.7%
Net Revenue
Net revenue for the three months ended March 31, 2026 increased 2.6% compared to the prior period. Net revenue increased 4.2% on an organic basis, which excludes an increase of 2.2% attributed to changes in foreign currency exchange rates and a decrease of 3.8% due primarily to the effects of the divestiture of the Magnetic Speed and Positioning Business ("MSP Business") in the first quarter of 2025. Refer to Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information on the sale of the MSP Business.
Automotive
Automotive net revenue for the three months ended March 31, 2026 decreased 0.8% compared to the prior period. Excluding an increase of 2.5% attributed to changes in foreign currency exchange and a decrease of 4.0% due to the effects of a divestiture, Automotive net revenue increased 0.7% on an organic basis compared to the prior period, which was primarily due to product mix in the markets we serve.
Industrials
Industrials net revenue for the three months ended March 31, 2026 decreased 0.8% compared to the prior period. Excluding an increase of 1.5% attributed to changes in foreign currency exchange and a decrease of 3.0% due to the effect of divestitures, Industrials net revenue grew 0.7% on an organic basis compared to the prior period, which primarily reflects content growth in our Industrials business segment.
Aerospace, Defense, and Commercial Equipment
Aerospace, Defense, and Commercial Equipment net revenue for the three months ended March 31, 2026 increased 14.8% compared to the prior period. Excluding an increase of 1.8% attributed to changes in foreign currency exchange rates and a decline of 3.7% due to the effects of a divestiture, Aerospace, Defense, and Commercial Equipment net revenue grew 16.7% on an organic basis due to growth in our commercial equipment and aerospace business.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2026 and 2025 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2026		March 31, 2025
	Amount	Percent	Amount	Percent
Operating costs and expenses:
Cost of revenue	$648.5	69.4%	$638.7	70.1%
Research and development	31.9	3.4	36.8	4.0
Selling, general and administrative	93.4	10.0	86.0	9.4
Amortization of intangible assets	15.7	1.7	20.6	2.3
Restructuring and other charges, net	3.7	0.4	7.0	0.8
Total operating costs and expenses	$793.2	84.8%	$789.1	86.6%
Cost of revenue
For the three months ended March 31, 2026, cost of revenue as a percentage of net revenue decreased from the prior period, primarily due to the favorable effects of the MSP divestiture in the first quarter of 2025 and organic revenue growth, partially offset by the net impacts of inflation on material and logistics costs and tariffs.
Research and development expense
For the three months ended March 31, 2026, research and development expense did not fluctuate materially from the prior period.
Selling, general and administrative expense
For the three months ended March 31, 2026, selling, general and administrative expense did not fluctuate materially from the prior period.
Amortization of intangible assets
For the three months ended March 31, 2026, amortization of intangible assets decreased from the prior period, primarily due to the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Restructuring and other charges, net
In the three months ended March 31, 2026, restructuring and other charges, net decreased from the prior period, primarily due to higher transaction-related charges in 2025 corresponding to the business divestitures that took place in that year, partially offset by higher charges related to the Transformation Plan in the current period.
Refer to Note 5: Restructuring and Other Charges, Net, included elsewhere in this Report, for additional information regarding the components of restructuring and other charges, net.
Operating Income
For the three months ended March 31, 2026, operating income was $141.6 million, compared to operating income of $122.2 million in the prior period. This favorable impact was driven primarily by (1) higher revenue in the current period, (2) a decrease in amortization of intangibles, and (3) cost savings as a result of actions taken as part of our restructuring plans, partially offset by the net impacts of inflation on material and logistics costs.
Interest Expense
For the three months ended March 31, 2026, interest expense did not fluctuate materially from the prior period.

Interest Income
For the three months ended March 31, 2026, interest income did not fluctuate materially from the prior period.
Other, Net
Other, net primarily includes gains and losses related to currency remeasurement adjustments, foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market investments, debt refinancing, and the portion of our net periodic benefit cost excluding service cost.

For the three months ended March 31, 2026, other, net represented a net gain of $4.1 million, a favorable impact on earnings of $2.0 million compared to a net gain of $2.1 million in the prior period. This favorable impact was primarily due to the absence of losses on forward currency forward contracts in the current year.
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
Organic revenue growth (or decline) and market outgrowth
Organic revenue growth (or decline) is defined as the reported percentage change in net revenue calculated in accordance with U.S. GAAP, excluding the period-over-period impact of foreign exchange rate differences as well as the net impact of material acquisitions, divestitures, and product life-cycle management actions for the 12-month period following the respective transaction date(s).
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
Gross leverage ratio
Gross leverage ratio represents gross debt (total debt and finance lease obligations less unamortized issue costs) divided by last twelve months ("LTM") adjusted EBITDA. We believe that gross leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
Net leverage ratio
Net leverage ratio represents net debt (gross debt less cash and cash equivalents) divided by LTM adjusted EBITDA. We believe that the net leverage ratio is a useful measure to management and investors in understanding trends in our overall financial condition.
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

•Restructuring related and other: includes net charges related to certain restructuring and other exit activities, other costs (or income) that we believe are either unique or unusual to the identified reporting period, and the impact of commodity forward contracts that we believe impact comparisons to prior period operating results. Such costs include charges related to optimization of our manufacturing processes to increase productivity. This type of activity occurs periodically; however, each action is unique, discrete, and driven by various facts and circumstances. Such amounts are excluded from internal financial statements and analyses that management uses in connection with financial planning and in its review and assessment of our operating and financial performance, including the performance of our segments.

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

•Amortization of intangible assets: represents amortization of intangible assets.

•Other, net: includes non-operating expenses (or non-operating income) recorded within Other, net on our condensed consolidated statements of operations. Refer to Note 6: Other, Net of the Financial Statements, included elsewhere in this Quarterly Report, for additional details of the components of Other, net.
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
Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended March 31, 2026 and 2025. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended March 31, 2026
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$141.6	15.2%	$28.4	$87.1	$0.59
Non-GAAP adjustments:
Restructuring related and other (a)	16.6	1.8	(1.7)	14.9	0.10
Financing and other transaction costs (b)	0.1	—	—	0.1	—
Amortization of intangible assets	15.7	1.7	—	15.7	0.11
Amortization of debt issuance costs	—	—	—	1.1	0.01
Other, net	—	—	0.8	(3.3)	(0.02)
Deferred taxes and other tax related	—	—	9.9	9.9	0.07
Total adjustments	32.4	3.5	9.0	38.4	0.26
Adjusted (non-GAAP)	$174.0	18.6%	$19.4	$125.5	$0.86

	For the three months ended March 31, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$122.2	13.4%	$20.7	$69.9	$0.47
Non-GAAP adjustments:
Restructuring related and other (a)	18.3	2.0	1.6	19.9	0.13
Financing and other transaction costs (b)	5.4	0.6	—	5.4	0.04
Amortization of intangible assets	20.6	2.3	—	20.6	0.14
Amortization of debt issuance costs	—	—	—	1.2	0.01
Other, net	—	—	(0.5)	(2.6)	(0.02)
Deferred taxes and other tax related	—	—	2.2	2.2	0.02
Total adjustments	44.3	4.9	3.3	46.7	0.31
Adjusted (non-GAAP)	$166.5	18.3%	$17.4	$116.6	$0.78
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for the three months ended March 31, 2026 and 2025 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended March 31,
(In millions)	2026	2025
Business and corporate repositioning (i)	$13.9	$18.1
Other	2.7	0.2
Income tax effect	(1.7)	1.6
Total non-GAAP restructuring related and other	$14.9	$19.9
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business, including severance, contract termination costs, charges related to asset write-downs, and other various restructuring-related charges.
(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for the three months ended March 31, 2026 and 2025 (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended March 31,
(In millions)	2026	2025
Transaction loss (i)	$—	$4.7
Merger and acquisition compensation arrangements (ii)	(0.4)	0.7
Other	0.4	—
Income tax effect	—	—
Total financing and other transaction costs	$0.1	$5.4
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
ii.Primarily relates to compensation arrangements entered into concurrent with the closing of an acquisition and compensation in connection with the closing of a transaction.
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the three months ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities (GAAP)	$122.5	$119.2
Additions to property, plant and equipment and capitalized software	(17.9)	(32.6)
Free cash flow (non-GAAP)	$104.6	$86.6

The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended March 31,
(In millions)	2026	2025
Corporate and other expenses (GAAP)	$(75.7)	$(69.2)
Restructuring related and other	12.9	15.8
Financing and other transaction costs	0.1	1.0
Total adjustments	13.0	16.8
Adjusted corporate and other expenses (non-GAAP)	$(62.7)	$(52.4)
The following table provides a reconciliation of net income in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended March 31,
(In millions)	LTM	2026	2025
Net income	$48.5	$87.1	$69.9
Interest expense, net	126.5	30.2	33.7
Provision for income taxes	99.7	28.4	20.7
Depreciation expense	169.3	34.0	41.0
Amortization of intangible assets	75.4	15.7	20.6
EBITDA	519.4	195.5	185.9
Non-GAAP adjustments
Restructuring related and other	311.0	15.0	11.0
Financing and other transaction costs	29.6	0.1	5.4
Other, net	(17.8)	(4.1)	(2.1)
Adjusted EBITDA	$842.2	$206.5	$200.2
The following table provides a reconciliation of total debt and finance lease obligations in accordance with U.S. GAAP to gross and net debt balances and leverage ratios.

(Dollars in millions)	March 31, 2026	December 31, 2025
Current portion of long-term debt and finance lease obligations	$2.4	$2.3
Finance lease obligations, less current portion	18.5	18.9
Long-term debt, net	2,829.4	2,828.6
Total debt and finance lease obligations	2,850.2	2,849.7
Less: debt premium, net	0.4	0.5
Less: deferred financing costs	(17.1)	(17.9)
Total gross indebtedness	$2,866.9	$2,867.2
Adjusted EBITDA (LTM)	$842.2	$835.9
Gross leverage ratio	3.4	3.4

Total gross indebtedness	$2,866.9	$2,867.2
Less: cash and cash equivalents	635.1	573.0
Net debt	$2,231.8	$2,294.2
Adjusted EBITDA (LTM)	$842.2	$835.9
Net leverage ratio	2.6	2.7

Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	March 31, 2026	December 31, 2025
United Kingdom	$4.2	$3.6
United States	8.8	8.0
The Netherlands	432.4	421.8
China	125.6	80.7
Other	64.1	58.9
Total	$635.1	$573.0
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
Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of March 31, 2026
(In millions)	United States Dollar ("USD")	Euro ("EUR")	British Pound Sterling ("GBP")	Chinese Renminbi ("CNY")	Other
United Kingdom	$—	€0.0	£2.5	¥—
United States	8.7	0.1	—	—
The Netherlands	422.7	8.1	0.3	—
China	31.4	—	—	651.1
Other	43.7	6.5	—	—
Total	$506.5	€14.7	£2.8	¥651.1
USD Equivalent		$16.9	$3.7	$94.2	$13.8

	As of December 31, 2025
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$—	€0.0	£2.6	¥—
United States	8.0	0.0	0.0	—
The Netherlands	411.4	8.2	0.6	—
China	20.1	—	—	423.3
Other	43.8	1.9	—	—
Total	$483.3	€10.1	£3.2	¥423.3
USD Equivalent		$11.9	$4.3	$60.5	$13.0

Cash Flows:
The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2026 and 2025. We have derived these summarized statements of cash flows from the Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2026	March 31, 2025
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$156.6	$141.9
Changes in operating assets and liabilities, net	(34.1)	(22.7)
Operating activities	122.5	119.2
Investing activities	(16.5)	(6.9)
Financing activities	(44.7)	(119.1)
Effects of exchange rate differences	0.8	1.3
Net change	$62.1	$(5.5)
Operating activities. Net cash provided by operating activities for the three months ended March 31, 2026 increased compared to the corresponding period of the prior year, primarily due to higher cash provided by earnings, partially offset by unfavorable changes in working capital.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2026 was $16.5 million compared to cash used of $6.9 million for the corresponding period of the prior year. This change was primarily due to proceeds received for the sale of the MSP Business in the first quarter of 2025, partially offset by higher capital expenditures in the prior period. For fiscal year 2026, we anticipate additions to PP&E and capitalized software of up to approximately $150.0 million, which we expect to fund with cash flows from operations.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2026 was $44.7 million compared to cash used in financing activities of $119.1 million in the corresponding period of the prior year. This change was primarily due to a higher amount of cash paid to repurchase ordinary shares in the prior year.
Indebtedness and Liquidity
As of March 31, 2026, we had $2.9 billion in gross indebtedness, which includes finance lease obligations and excludes debt discounts, premiums, and deferred financing costs.
Capital Resources
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of March 31, 2026, we had $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of March 31, 2026, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased under certain circumstances.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 16, 2026, Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook, and Standard & Poor’s corporate credit rating for STBV was BB+ with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the three months ended March 31, 2026.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2025 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of March 31, 2026, we believe we were in compliance with all covenants and default provisions under our credit arrangements.
Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $257.3 million remained available as of March 31, 2026. In the three months ended March 31, 2026, and 2025, we repurchased 0.7 million and 3.5 million ordinary shares under the September 2023 Program.
Dividends
In the three months ended March 31, 2026 and 2025, we paid aggregate cash dividends of $17.5 million and $17.9 million, respectively. In April 2026, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in May 2026 to shareholders of record as of May 13, 2026.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2025 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to our critical accounting policies and estimates, as previously disclosed, have occurred during the first three months of 2026.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
No significant changes to our market risk have occurred since December 31, 2025. For a discussion of market risks affecting us, refer to Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk included in our 2025 Annual Report.
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

Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.Risk Factors.
Information regarding risk factors appears in Part I, Item 1A: Risk Factors, included in our 2025 Annual Report. There have been no material changes to the risk factors disclosed therein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
January 1 through January 31, 2026	42,641	$34.16	—	$282.4
February 1 through February 28, 2026	246,822	$37.93	244,440	$273.1
March 1 through March 31, 2026	453,598	$35.04	452,495	$257.3
Quarter total	743,061	$35.95	696,935	$257.3
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 42,641, 2,382, and 1,103 ordinary shares withheld in January 2026, February 2026, and March 2026, respectively, representing a total aggregate fair value of $1.6 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1
Technical Amendment to Credit Agreement, dated as of April 13, 2026, by and among Sensata Technologies, Inc., Sensata Technologies Intermediate Holding B.V., Sensata Technologies B.V., the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, an L/C Issuer and the Swing Line Lender, and the Revolving Credit Lenders and other L/C Issuers party thereto .*

10.2	Form of Award Agreement for Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan.*†

10.3	Form of Award Agreement for Performance Restricted Stock Units under the Sensata Technologies Holding plc 2021 Equity Incentive Plan .*†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________________________
*    Filed herewith
†    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2026

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Stephan von Schuckmann
(Stephan von Schuckmann) Chief Executive Officer (Principal Executive Officer)

/s/ Andrew Lynch
(Andrew Lynch) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)