Form 10-Q
period 2026-09-30
Sensata Technologies Holding plc
filed 2026-10-27
CIK 1477294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2026, 145,562,402 ordinary shares were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$553.4	$573.0
Accounts receivable, net of allowances of $13.1 and $16.2 as of September 30, 2026 and December 31, 2025, respectively	725.1	657.4
Inventories	579.0	617.8
Prepaid expenses and other current assets	145.0	146.1
Total current assets	2,002.6	1,994.3
Property, plant and equipment, net	751.0	776.5
Goodwill	3,158.3	3,158.2
Other intangible assets, net of accumulated amortization of $2,635.9 and $2,588.7 as of September 30, 2026 and December 31, 2025, respectively	367.5	411.6
Deferred income tax assets	256.0	277.2
Other assets	151.1	133.9
Total assets	$6,686.5	$6,751.7
Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt and finance lease obligations	$2.5	$2.3
Accounts payable	500.2	413.0
Income taxes payable	21.6	16.8
Accrued expenses and other current liabilities	313.4	343.1
Total current liabilities	837.6	775.1
Deferred income tax liabilities	249.5	226.9
Pension and other post-retirement benefit obligations	40.4	39.1
Finance lease obligations, less current portion	17.3	18.9
Long-term debt, net	2,393.2	2,828.6
Other long-term liabilities	81.6	77.8
Total liabilities	3,619.6	3,966.3
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.01 nominal value per share, 177.5 and 177.0 shares issued as of September 30, 2026 and December 31, 2025, respectively	2.3	2.3
Treasury shares, at cost, 31.9 and 31.2 shares as of September 30, 2026 and December 31, 2025, respectively	(1,427.8)	(1,402.7)
Additional paid-in capital	1,921.6	1,897.6
Retained earnings	2,538.8	2,295.6
Accumulated other comprehensive income/loss	32.0	(7.4)
Total shareholders' equity	3,066.8	2,785.4
Total liabilities and shareholders' equity	$6,686.5	$6,751.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue	$1,003.6	$932.0	$2,929.1	$2,786.6
Operating costs and expenses:
Cost of revenue	671.7	672.6	2,009.0	1,968.4
Research and development	33.4	33.0	97.2	102.4
Selling, general and administrative	95.9	85.8	279.8	259.6
Amortization of intangible assets	15.7	19.6	47.2	61.4
Goodwill impairment charge	—	225.7	—	225.7
Restructuring and other charges, net	11.7	18.2	13.6	31.8
Total operating costs and expenses	828.4	1,054.9	2,446.8	2,649.2
Operating income/(loss)	175.3	(122.9)	482.3	137.4
Interest expense	(30.0)	(37.7)	(96.8)	(113.4)
Interest income	2.5	5.3	9.9	14.1
Other, net	6.2	6.9	6.6	9.9
Income/(loss) before taxes	154.0	(148.4)	402.0	48.0
Provision for income taxes	39.8	14.1	98.6	79.9
Net income/(loss)	$114.2	$(162.5)	$303.4	$(31.9)
Basic net income/(loss) per share	$0.78	$(1.12)	$2.08	$(0.22)
Diluted net income/(loss) per share	$0.78	$(1.12)	$2.07	$(0.22)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(In millions)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income/(loss)	$114.2	$(162.5)	$303.4	$(31.9)
Other comprehensive income, net of tax:
Cash flow hedges	(5.4)	8.2	14.4	1.4
Defined benefit and retiree healthcare plans	0.0	0.0	0.0	0.5
Currency translation adjustment	7.2	3.5	25.0	17.2
Other comprehensive income	1.8	11.7	39.4	19.1
Comprehensive income/(loss)	$116.0	$(150.8)	$342.8	$(12.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	For the nine months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income/(loss)	$303.4	$(31.9)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	102.1	127.7
Amortization of debt issuance costs	3.2	3.5
Goodwill impairment charge	—	225.7
Loss on sale of business	—	10.2
Share-based compensation	22.6	18.6
Gain on extinguishment of debt	(5.0)	—
Amortization of intangible assets	47.2	61.4
Deferred income taxes	39.2	(1.0)
Gain on equity investments, net	(4.9)	—
Other non-cash (gain)/loss, net	(3.2)	29.5
Changes in operating assets and liabilities, net of effects of divestitures:
Accounts receivable, net	(62.9)	(34.0)
Inventories	37.2	(38.0)
Prepaid expenses and other	6.3	(18.3)
Accounts payable, accrued expenses and other	67.8	66.7
Income taxes payable	4.7	0.0
Net cash provided by operating activities	557.8	420.0
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(68.5)	(81.6)
Proceeds from the sale of business, net of cash sold	1.3	35.6
Other	4.5	1.6
Net cash used in investing activities	(62.7)	(44.4)
Cash flows from financing activities:
Proceeds from exercise of stock options	1.4	—
Payment of employee restricted stock tax withholdings	(7.8)	(4.2)
Payments on debt	(433.2)	(1.5)
Dividends paid	(52.4)	(52.9)
Payments to repurchase ordinary shares	(25.1)	(120.6)
Payments of debt financing costs	(1.2)	(1.8)
Net cash used in financing activities	(518.4)	(181.0)
Effect of exchange rate changes on cash and cash equivalents	3.7	3.1
Net change in cash and cash equivalents	(19.6)	197.7
Cash and cash equivalents, beginning of year	573.0	593.7
Cash and cash equivalents, end of period	$553.4	$791.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended September 30, 2026 and 2025
(In millions)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of June 30, 2026	177.5	$2.3	(31.9)	$(1,427.8)	$1,913.0	$2,442.3	$30.2	$2,960.0
Surrender of shares for tax withholding	—	—	(0.0)	(0.3)	—	—	—	(0.3)
Vesting of restricted securities	0.0	0.0	—	—	—	(0.0)	—	—
Cash dividends paid	—	—	—	—	—	(17.5)	—	(17.5)
Retirement of ordinary shares	(0.0)	(0.0)	0.0	0.3	—	(0.3)	—	—
Share-based compensation	—	—	—	—	8.6	—	—	8.6
Net income	—	—	—	—	—	114.2	—	114.2
Other comprehensive income	—	—	—	—	—	—	1.8	1.8
Balance as of September 30, 2026	177.5	$2.3	(31.9)	$(1,427.8)	$1,921.6	$2,538.8	$32.0	$3,066.8

Balance as of June 30, 2025	176.9	$2.3	(31.2)	$(1,402.7)	$1,883.9	$2,431.8	$(35.2)	$2,880.2
Surrender of shares for tax withholding	—	—	(0.0)	(0.7)	—	—	—	(0.7)
Vesting of restricted securities	0.1	0.0	—	—	—	(0.0)	—	—
Cash dividends paid	—	—	—	—	—	(17.5)	—	(17.5)
Retirement of ordinary shares	(0.0)	(0.0)	0.0	0.7	—	(0.7)	—	—
Share-based compensation	—	—	—	—	7.2	—	—	7.2
Net loss	—	—	—	—	—	(162.5)	—	(162.5)
Other comprehensive income	—	—	—	—	—	—	11.7	11.7
Balance as of September 30, 2025	176.9	$2.3	(31.2)	$(1,402.7)	$1,891.2	$2,251.2	$(23.5)	$2,718.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

SENSATA TECHNOLOGIES HOLDING PLC
Condensed Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2026 and 2025
(In millions)
(unaudited)

	Ordinary Shares		Treasury Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders' Equity
	Number	Amount	Number	Amount
Balance as of December 31, 2025	177.0	$2.3	(31.2)	$(1,402.7)	$1,897.6	$2,295.6	$(7.4)	$2,785.4
Surrender of shares for tax withholding	—	—	(0.2)	(7.8)	—	—	—	(7.8)
Stock options exercised	0.0	0.0	—	—	1.4	—	—	1.4
Vesting of restricted securities	0.7	0.0	—	—	—	(0.0)	—	—
Cash dividends paid	—	—	—	—	—	(52.4)	—	(52.4)
Repurchase of ordinary shares	—	—	(0.7)	(25.1)	—	—	—	(25.1)
Retirement of ordinary shares	(0.2)	(0.0)	0.2	7.8	—	(7.8)	—	—
Share-based compensation	—	—	—	—	22.6	—	—	22.6
Net income	—	—	—	—	—	303.4	—	303.4
Other comprehensive income	—	—	—	—	—	—	39.4	39.4
Balance as of September 30, 2026	177.5	$2.3	(31.9)	$(1,427.8)	$1,921.6	$2,538.8	$32.0	$3,066.8

Balance as of December 31, 2024	176.5	$2.3	(27.0)	$(1,282.1)	$1,872.6	$2,340.2	$(42.5)	$2,890.4
Surrender of shares for tax withholding	—	—	(0.2)	(4.2)	—	—	—	(4.2)
Vesting of restricted securities	0.5	0.0	—	—	—	(0.0)	—	—
Cash dividends paid	—	—	—	—	—	(52.9)	—	(52.9)
Repurchase of ordinary shares	—	—	(4.2)	(120.6)	—	—	—	(120.6)
Retirement of ordinary shares	(0.2)	(0.0)	0.2	4.2	—	(4.2)	—	—
Share-based compensation	—	—	—	—	18.6	—	—	18.6
Net income	—	—	—	—	—	(31.9)	—	(31.9)
Other comprehensive income	—	—	—	—	—	—	19.1	19.1
Balance as of September 30, 2025	176.9	$2.3	(31.2)	$(1,402.7)	$1,891.2	$2,251.2	$(23.5)	$2,718.5

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
During the fourth quarter of 2025, we realigned our business as a result of organizational changes that better allocate our resources to support changes to our business strategy. These changes resulted in the dissolution of our prior segments, Performance Sensing and Sensing Solutions, and the creation of three new segments. Our Automotive segment includes both Automotive and Aftermarket businesses. The Industrials segment includes our Industrial and Dynapower businesses. The Aerospace, Defense, and Commercial Equipment segment includes our Aerospace and Commercial Equipment businesses. Our new operating structure allows us to more effectively allocate capital and investment dollars based on different end market and growth dynamics in each of these segments. During the second quarter of 2026, we moved our ASICs products from the Industrials reportable segment to the Automotive reportable segment and our motors products from our Industrials reportable segment to the Aerospace, Defense, and Commercial Equipment reportable segment to align with new management reporting. Prior period amounts in this Quarterly Report on Form 10-Q have been recast to reflect this realignment and the movement of products described above and to conform to current year presentation. Refer to Note 15: Segment Reporting for additional information.
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
4. Share-Based Payment Plans
The following table presents the components of non-cash compensation expense related to our equity awards for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted securities	$8.6	$7.2	$22.6	$18.6
Share-based compensation expense	$8.6	$7.2	$22.6	$18.6
Equity Awards
During the second quarter of 2026, the Company's board of directors adopted an amendment to the 2021 Equity Incentive Plan to increase the number of shares that may be awarded by 2,890,000 shares, bringing the total to 8,590,000 shares.
We granted the following restricted stock units ("RSUs" and each, an "RSU") and performance-based restricted stock units ("PRSUs" and each, a "PRSU") under the Sensata Technologies Holding plc 2021 Equity Incentive Plan during the nine months ended September 30, 2026:

Awards Granted To:	Type of Award	Number of Units Granted (in thousands)	Weighted Average Grant Date Fair Value
Directors	RSU (1)	38	$49.65
Various executives and employees	RSU (2)	745	$35.46
Various executives and employees	PRSU (3)	207	$35.39
Various executives and employees	PRSU (4)	207	$43.08
____________________________________
(1)    These RSUs cliff vest one year from the grant date (in June 2027).

(2)    These RSUs vest ratably over three years, one-third per year beginning on the first anniversary of the grant date. These RSUs will fully vest on various dates between January 2029 and September 2029.
(3)    These PRSUs vest on various dates between April 2029 and August 2029. The number of units that ultimately vest will be between 0% and 200% and is dependent on the achievement of certain performance criteria.
(4)    These awards include certain PRSUs with market performance conditions that will be evaluated relative to the performance of certain peers as defined in the award agreement. The number of units that ultimately vest (in April 2029 and August 2029) will be from 0% to 200%, depending on achievement of these performance criteria. The total grant date value of these PRSUs is approximately $8.9 million and was valued using the Monte Carlo method.
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

Over the life of the Transformation Plan, we expect to incur restructuring charges of between $22.0 million and $28.0 million, primarily related to reductions-in-force and related site closure costs. All restructuring costs are excluded from segment results. The majority of the actions under the Transformation Plan are expected to be completed on or before June 30, 2028. We expect to settle these charges with cash on hand.
Summary
The following table presents the components of restructuring and other charges, net for the three and nine months ended September 30, 2026, and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Transformation Plan	$6.0	$—	$15.5	$—
Other plans, net	1.3	2.2	2.1	8.8
Other restructuring and other charges, net	4.4	16.0	(3.9)	23.0
Restructuring and other charges, net	$11.7	$18.2	$13.6	$31.8

The following table presents a rollforward of our severance liability, which is primarily related to the Transformation Plan, for the nine months ended September 30, 2026:

Total
Balance as of December 31, 2025	$4.8
Charges, net of reversals	10.9
Payments	(7.7)
Foreign currency remeasurement	(0.0)
Balance as of September 30, 2026	$8.0
The severance liability as of September 30, 2026 and December 31, 2025 was entirely recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

6. Other, Net
The following table presents the components of other, net for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Currency remeasurement gain/(loss) on net monetary assets	$0.3	$(2.2)	$(4.2)	$(2.2)
(Loss)/gain on foreign currency forward contracts	(0.2)	1.3	0.2	(2.7)
Gain on commodity forward contracts	1.5	6.7	2.5	12.7
Gain on debt financing transactions	0.5	—	5.0	—
Gain on equity investments, net	4.6	0.8	4.9	1.8
Net periodic benefit cost, excluding service cost	(0.9)	(0.6)	(3.0)	(1.7)
Other	0.3	0.8	1.2	2.1
Other, net	$6.2	$6.9	$6.6	$9.9
7. Income Taxes
The following table presents the provision for income taxes for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision for income taxes	$39.8	$14.1	$98.6	$79.9
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
During the third quarter of 2025, our provision for income taxes was unfavorably impacted by the impairment of nondeductible goodwill.
8. Net Income/(Loss) per Share
Basic and diluted net income/(loss) per share are calculated by dividing net income/(loss) by the number of basic and diluted weighted-average ordinary shares outstanding during the period. For the three and nine months ended September 30, 2026 and 2025 the weighted-average ordinary shares outstanding used to calculate basic and diluted net income/(loss) per share were as follows:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic weighted-average ordinary shares outstanding	145.5	145.7	145.5	146.8
Dilutive effect of stock options	0.0	—	0.0	—
Dilutive effect of unvested restricted securities	1.4	—	1.3	—
Diluted weighted-average ordinary shares outstanding	147.0	145.7	146.8	146.8
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

Certain potential ordinary shares were excluded from our calculation of diluted weighted-average ordinary shares outstanding because either they would have had an anti-dilutive effect on net income/(loss) per share or they related to equity awards that were contingently issuable for which the contingency had not been satisfied. These potential ordinary shares were as follows:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Anti-dilutive shares excluded	0.3	2.9	0.4	2.9
Contingently issuable shares excluded	1.6	0.9	1.3	0.9
9. Inventories
The following table presents the components of inventories as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Finished goods	$203.5	$196.6
Work-in-process	136.3	144.8
Raw materials	239.3	276.4
Inventories	$579.0	$617.8
10. Debt
Fiscal Year 2026 Transactions
Debt Extinguishments and Repurchases
During the three months ended September 30, 2026, we repurchased $32.6 million in aggregate principal amount of our 4.0% Senior Notes due 2029 ("the 4.0% Senior Notes") in open market repurchases. We paid $31.8 million in the aggregate for such purchases.
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

Summary
The following table presents the components of long-term debt, net and finance lease obligations as of September 30, 2026 and December 31, 2025:

	Maturity Date	September 30, 2026	December 31, 2025
4.0% Senior Notes	April 15, 2029	$207.3	$646.0
4.375% Senior Notes	February 15, 2030	450.0	450.0
5.875% Senior Notes	September 1, 2030	500.0	500.0
3.75% Senior Notes	February 15, 2031	750.0	750.0
6.625% Senior Notes	July 15, 2032	500.0	500.0
Plus: debt premium, net of discount		0.1	0.5
Less: deferred financing costs		(14.2)	(17.9)
Long-term debt, net		$2,393.2	$2,828.6

Finance lease obligations		$19.8	$21.2
Less: current portion		(2.5)	(2.3)
Finance lease obligations, less current portion		$17.3	$18.9
Our indebtedness as of September 30, 2026 and December 31, 2025 consists of various tranches of senior unsecured notes as shown in the table above. We also have secured credit facilities (the "Senior Secured Credit Facilities") which provide for our $650.0 million revolving credit facility (the "Revolving Credit Facility") and incremental availability under which additional debt can be issued. Refer to Note 14: Debt of our 2025 Annual Report for additional information related to our indebtedness.
Revolving Credit Facility
As of September 30, 2026, we had $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2026, no amounts had been drawn against these outstanding letters of credit.
During April 2026, the Company entered into a technical amendment to the Revolving Credit Facility correcting and clarifying certain details to conform the language with the intention of the Fourteenth Amendment that was signed in September 2025.
Accrued Interest
Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, accrued interest totaled $19.4 million and $48.6 million, respectively.
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
Other Matters
Following the February 2026 ruling by the United States Supreme Court striking down certain tariffs imposed under the International Emergency Economic Powers Act, U.S. Customs and Border Protection has since announced steps toward an administrative process to address potential tariff refunds. However, the availability, timing, and amount of potential refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments.

12. Shareholders' Equity
Cash Dividends
In the three and nine months ended September 30, 2026, we paid aggregate cash dividends of $17.5 million and $52.4 million, respectively, compared to $17.5 million and $52.9 million in the three and nine months ended September 30, 2025, respectively. In October 2026, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in November 2026 to shareholders of record as of November 11, 2026.
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
In the three months ended September 30, 2026 and September 30, 2025, we did not purchase any shares under our share repurchase program. In the nine months ended September 30, 2026 and 2025, we repurchased 0.7 million and 4.2 million ordinary shares for $25.1 million and $120.6 million, respectively. All share repurchases in the three and nine months ended September 30, 2026 and 2025 were made under the September 2023 Program. As of September 30, 2026, $257.3 million remained available for repurchase under the September 2023 Program.
Accumulated Other Comprehensive Income/Loss
The following table presents the components of accumulated other comprehensive income/loss for the nine months ended September 30, 2026:

	Cash Flow Hedges	Defined Benefit and Retiree Healthcare Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income/Loss
Balance as of December 31, 2025	$0.5	$(10.3)	$2.3	$(7.4)
Other comprehensive income before reclassifications, net of tax	16.3	—	25.0	41.2
Reclassifications from accumulated other comprehensive income/loss, net of tax	(1.9)	0.0	—	(1.8)
Other comprehensive income	14.4	0.0	25.0	39.4
Balance as of September 30, 2026	$14.9	$(10.2)	$27.3	$32.0

The following table presents the amounts reclassified from accumulated other comprehensive income/loss for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,		Affected Line in Condensed Consolidated Statements of Operations
Component	2026	2025	2026	2025
Derivative instruments designated and qualifying as cash flow hedges:
Foreign currency forward contracts	$0.3	$3.7	$8.3	$(0.5)	Net revenue (1)
Foreign currency forward contracts	(5.4)	1.0	(10.8)	8.5	Cost of revenue (1)
Total, before taxes	(5.1)	4.7	(2.5)	8.0	Income/(loss) before taxes
Income tax effect	1.3	(1.2)	0.6	(2.1)	Provision for income taxes
Total, net of taxes	$(3.8)	$3.5	$(1.9)	$5.9	Net income/(loss)

Defined benefit and retiree healthcare plans
Defined benefit and retiree healthcare plans	$0.0	$0.0	$0.0	$0.0	Other, net
Defined benefit and retiree healthcare plans	—	—	—	0.7	Restructuring and other charges, net
Total, before taxes	0.0	0.0	0.0	0.7	Income before taxes
Income tax effect	(0.0)	(0.0)	(0.0)	(0.2)	Provision for income taxes
Total, net of taxes	$0.0	$0.0	$0.0	$0.5	Net income/(loss)
___________________________________
(1)    Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding amounts to be reclassified from accumulated other comprehensive income/loss in future periods.
13. Fair Value Measures
Measured on a Recurring Basis
The fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are shown in the below table.

	September 30, 2026	December 31, 2025
Assets
Cash equivalents (Level 1)	$294.5	$406.1
Foreign currency forward contracts (Level 2)	21.8	18.3
Commodity forward contracts (Level 2)	7.9	21.2
Total	$324.2	$445.6
Liabilities
Foreign currency forward contracts (Level 2)	$4.8	$17.4
Commodity forward contracts (Level 2)	0.3	0.3
Total	$5.1	$17.7
Refer to Note 14: Derivative Instruments and Hedging Activities for additional information regarding our forward contracts. Cash equivalents consist of U.S. Government Treasury money market funds and are classified as Level 1 as they are exchange traded in an active market.
Measured on a Nonrecurring Basis
In the third quarter of 2025, we determined that our Dynapower reporting unit was impaired, and we recorded a $225.7 million non-cash impairment charge. If Dynapower does not achieve the forecasted future cash flows, or if the discount rate or other assumptions were to change, it is reasonably possible that additional impairments of the remaining $4.1 million of goodwill may be recognized in the future. No such impairment charges were identified in the three and nine months ended September 30, 2026.

Financial Instruments Not Recorded at Fair Value
The following table presents the carrying values and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. All fair value measures presented are categorized in Level 2 of the fair value hierarchy.

	September 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Liabilities
4.0% Senior Notes	$207.3	$198.7	$646.0	$632.2
4.375% Senior Notes	$450.0	$424.6	$450.0	$439.8
5.875% Senior Notes	$500.0	$490.8	$500.0	$507.9
3.75% Senior Notes	$750.0	$677.2	$750.0	$703.1
6.625% Senior Notes	$500.0	$496.9	$500.0	$523.8
___________________________________
(1)    Excluding any related debt discounts, premiums, and deferred financing costs.
We hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2026 and December 31, 2025, we held equity investments under the measurement alternative of $9.6 million and $7.3 million, respectively, which are presented in other assets in the condensed consolidated balance sheets.
14. Derivative Instruments and Hedging Activities
Foreign Currency Derivatives
As of September 30, 2026, we had the following outstanding foreign currency forward contracts, which had the below hedge accounting designation in accordance with FASB ASC Topic 815, Derivatives and Hedging:

Notional (in millions)	Effective Date(s)	Maturity Date(s)	Index (Exchange Rates)	Weighted-Average Strike Rate	Hedge Designation (1)
379.6 EUR	Various from December 2024 to September 2026	Various from October 2026 to September 2028	Euro ("EUR") to USD	1.18 USD	Cash flow hedge
3,979.6 MXN	Various from December 2024 to September 2026	Various from October 2026 to September 2028	USD to Mexican Peso ("MXN")	19.18 MXN	Cash flow hedge
67.2 GBP	Various from December 2024 to September 2026	Various from October 2026 to September 2028	British Pound Sterling ("GBP") to USD	1.33 USD	Cash flow hedge
___________________________________
(1)    Derivative financial instruments not designated as hedges are used to manage our exposure to currency exchange rate risk. They are intended to preserve economic value, and they are not used for trading or speculative purposes.

As of September 30, 2026, we estimate that $19.5 million of net gain will be reclassified from accumulated other comprehensive income/loss to earnings during the twelve-month period ending September 30, 2027.
Financial Instrument Presentation
The following table presents the fair values of our derivative financial instruments and their classification in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$18.4	$14.9	Accrued expenses and other current liabilities	$2.8	$13.8
Foreign currency forward contracts	Other assets	3.4	3.4	Other long-term liabilities	2.1	1.7
Total		$21.8	$18.3		$4.8	$15.5
Derivatives not designated as hedging instruments
Commodity forward contracts	Prepaid expenses and other current assets	$7.9	$17.0	Accrued expenses and other current liabilities	$0.3	$0.3
Commodity forward contracts	Other assets	—	4.2	Other long-term liabilities	—	—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	0.4	Accrued expenses and other current liabilities	—	2.3
Total		$7.9	$21.6		$0.3	$2.6
These fair value measurements were all categorized within Level 2 of the fair value hierarchy.
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income/(loss) for the three months ended September 30, 2026 and 2025:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/Loss into Net Income/(Loss)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/Loss into Net Income/(Loss)
	2026	2025		2026	2025
Foreign currency forward contracts	$2.9	$1.7	Net revenue	$(0.3)	$(3.7)
Foreign currency forward contracts	$(5.1)	$4.7	Cost of revenue	$5.4	$(1.0)

Derivatives not designated as hedging instruments	Amount of (Loss)/Gain Recognized in Net Income/(Loss)		Location of (Loss)/Gain Recognized in Net Income/(Loss)
	2026	2025
Commodity forward contracts	$1.5	$6.7	Other, net
Foreign currency forward contracts	$(0.2)	$1.3	Other, net
The following tables present the effect of our derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income/(loss) for the nine months ended September 30, 2026 and 2025:

Derivatives designated as hedging instruments	Amount of Deferred Gain/(Loss) Recognized in Other Comprehensive Income		Location of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/Loss into Net Income/(Loss)	Amount of Net (Loss)/Gain Reclassified from Accumulated Other Comprehensive Income/Loss into Net Income/(Loss)
	2026	2025		2026	2025
Foreign currency forward contracts	$17.7	$(37.4)	Net revenue	$(8.3)	$0.5
Foreign currency forward contracts	$4.2	$31.3	Cost of revenue	$10.8	$(8.5)

Derivatives not designated as hedging instruments	Amount of Gain/(Loss) Recognized in Net Income/(Loss)		Location of Gain/(Loss) Recognized in Net Income/(Loss)
	2026	2025
Commodity forward contracts	$2.5	$12.7	Other, net
Foreign currency forward contracts	$0.2	$(2.7)	Other, net
Credit Risk Related Contingent Features
We have agreements with our derivative counterparties that contain a provision whereby if we default on our indebtedness and repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.
As of September 30, 2026, the termination value of outstanding derivatives in a liability position, excluding any adjustment for non-performance risk, was $5.2 million. As of September 30, 2026, we had not posted any cash collateral related to these agreements. If we breach any of the default provisions on any of our indebtedness as described above, we could be required to settle our obligations under the derivative agreements at their termination values.
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

The following table presents net revenue, operating expenses, and operating income for the reportable segments and other operating results not allocated to our reportable segments for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue:
Automotive (1,2)	$555.8	$535.8	$1,629.9	$1,595.5
Industrials (1)	209.8	186.3	597.2	571.0
Aerospace, Defense, and Commercial Equipment (1)	238.0	209.9	702.0	620.2
Total net revenue	$1,003.6	$932.0	$2,929.1	$2,786.6
Segment cost of revenue:
Automotive	$353.1	$365.4	$1,084.3	$1,103.4
Industrials	123.6	113.4	359.8	348.1
Aerospace, Defense, and Commercial Equipment	152.5	132.6	447.7	402.8
Total segment cost of revenue	$629.1	$611.4	$1,891.8	$1,854.3
Segment operating expenses (3):
Automotive (1)	$44.8	$43.4	$133.5	$125.3
Industrials (1)	25.7	22.3	73.0	68.5
Aerospace, Defense, and Commercial Equipment (1)	22.0	19.8	60.8	58.3
Total segment operating expenses	$92.6	$85.5	$267.3	$252.0
Segment operating income (as defined above):
Automotive (1)	$157.9	$127.0	$412.1	$366.7
Industrials (1)	60.5	50.7	164.4	154.4
Aerospace, Defense, and Commercial Equipment (1)	63.5	57.4	193.6	159.1
Total segment operating income	281.9	235.1	770.0	680.3
Corporate and other(1)	(79.3)	(94.5)	(226.9)	(224.1)
Amortization of intangible assets	(15.7)	(19.6)	(47.2)	(61.4)
Goodwill impairment charge	—	(225.7)	—	(225.7)
Restructuring and other charges, net	(11.7)	(18.2)	(13.6)	(31.8)
Operating income/(loss)	175.3	(122.9)	482.3	137.4
Interest expense	(30.0)	(37.7)	(96.8)	(113.4)
Interest income	2.5	5.3	9.9	14.1
Other, net	6.2	6.9	6.6	9.9
Income/(loss) before taxes	$154.0	$(148.4)	$402.0	$48.0
___________________________________
(1)    The amounts previously reported for the three and nine months ended September 30, 2025 have been retrospectively recast to reflect the segment realignment as discussed in Note 1: Basis of Presentation.
(2)    During the third quarter of 2026, we received a payment of $24.0 million from a customer related to the cancellation of an electric vehicle program.
(3)    Segment operating expenses include research, development, and engineering, and selling, general and administrative expenses associated with each segment.

The following table presents depreciation and amortization expense for our reportable segments and corporate and other for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and amortization:
Automotive	$19.5	$26.8	$59.2	$68.9
Industrials	2.6	3.9	7.8	9.8
Aerospace, Defense, and Commercial Equipment	4.0	4.4	12.0	13.4
Corporate and other (1)	24.1	37.9	70.2	97.0
Total depreciation and amortization	$50.2	$73.0	$149.3	$189.0
__________________________
(1)Included within corporate and other is depreciation expense, amortization of intangible assets, and accelerated depreciation recognized in connection with restructuring actions. We do not allocate these amounts to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.
The following table presents additions to property, plant and equipment ("PP&E") and capitalized software for our reportable segments and corporate and other for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Additions to property, plant and equipment and capitalized software:
Automotive	$17.5	$17.7	$48.0	$59.0
Industrials	4.4	3.3	9.0	7.1
Aerospace, Defense, and Commercial Equipment	1.1	0.6	2.2	2.6
Corporate and other	4.0	2.0	9.3	12.9
Total additions to property, plant and equipment and capitalized software	$27.0	$23.6	$68.5	$81.6
Geographic Area Information
The following tables present net revenue by geographic area and by significant country for the three and nine months ended September 30, 2026 and 2025. In these tables, net revenue is aggregated according to the location of our subsidiaries.

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue:
Americas	$445.6	$381.6	$1,226.0	$1,134.0
Europe	263.4	257.3	801.2	775.0
Asia and rest of world	294.6	293.1	901.9	877.6
Net revenue	$1,003.6	$932.0	$2,929.1	$2,786.6

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue:
United States	$434.7	$372.0	$1,195.0	$1,087.5
China	166.1	183.1	517.2	540.6
The Netherlands	221.1	218.6	678.0	662.5
United Kingdom	30.5	30.3	90.6	87.2
All other	151.2	128.0	448.4	408.8
Net revenue	$1,003.6	$932.0	$2,929.1	$2,786.6

The following tables present PP&E, net, by geographic area and by significant country as of September 30, 2026 and December 31, 2025. In these tables, PP&E, net is aggregated based on the location of our subsidiaries.

	September 30, 2026	December 31, 2025
Property, plant and equipment, net:
Americas	$254.1	$262.3
Europe	123.6	135.4
Asia and rest of world	373.3	378.7
Property, plant and equipment, net	$751.0	$776.5

	September 30, 2026	December 31, 2025
Property, plant and equipment, net:
United States	$91.6	$99.4
China	255.2	254.3
Mexico	162.4	162.8
Bulgaria	92.7	99.4
United Kingdom	19.7	24.6
Malaysia	114.2	120.5
All other	15.1	15.5
Property, plant and equipment, net	$751.0	$776.5
16. Disposals
Magnetic Speed and Position Business ("MSP Business")
In November 2024, we executed a purchase agreement whereby we agreed to sell the MSP Business to a third party. The closing of the transaction occurred in the first quarter of 2025, at which time the net assets were transferred to the buyer.

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
Overview
Net revenue for the three months ended September 30, 2026 was $1,003.6 million, an increase of 7.7% on a reported basis compared to $932.0 million in the prior period. Excluding an increase of 0.9% attributed to changes in foreign currency exchange rates, net revenue increased 6.8% on an organic basis. Organic revenue growth (or decline), discussed throughout this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (this "MD&A"), is a financial measure not presented in accordance with U.S. GAAP. Refer to Non-GAAP Financial Measures included elsewhere in this MD&A for additional information regarding our use of organic revenue growth (or decline). Net revenue for the nine months ended September 30, 2026 was $2,929.1 million, an increase of 5.1% on a reported basis compared to $2,786.6 million in the prior period. Excluding an increase of 1.4% attributed to changes in foreign currency exchange rates and a decrease of 1.4% related to the effect of disposals, net revenue increased 5.1% on an organic basis.
Operating income for the three months ended September 30, 2026 was $175.3 million (17.5% of net revenue), an increase of $298.1 million compared to operating loss of $122.9 million (13.2% of net revenue) in the three months ended September 30, 2025. Operating income for the nine months ended September 30, 2026 was $482.3 million (16.5% of net revenue), an increase of $344.9 million compared to operating income of $137.4 million (4.9% of net revenue) in the nine months ended September 30, 2025. Refer to Results of Operations included elsewhere in this MD&A for additional discussion of our earnings results for the three and nine months ended September 30, 2026 compared to the prior periods.
We generated $557.8 million of operating cash flows in the nine months ended September 30, 2026, ending the quarter with $553.4 million in cash and cash equivalents. During the nine months ended September 30, 2026, we allocated capital across several priorities, including $433.2 million for reduction of debt, $68.5 million for capital expenditures, $52.4 million for payment of dividends, and $25.1 million for share repurchases as part of our share repurchase plan.

Results of Operations
The table below presents our historical results of operations, in millions of dollars and as a percentage of net revenue, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. We have derived the results of operations from the Financial Statements included elsewhere in this Report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue:
Automotive	$555.8	55.4%	$535.8	57.5%	$1,629.9	55.6%	$1,595.5	57.3%
Industrials	209.8	20.9	186.3	20.0	597.2	20.4	571.0	20.5
Aerospace, Defense, and Commercial Equipment	238.0	23.7	209.9	22.5	702.0	24.0	620.2	22.2
Net revenue	1,003.6	100.0	932.0	100.0	2,929.1	100.0	2,786.6	100.0
Operating costs and expenses	828.4	82.5	1,054.9	113.2	2,446.8	83.5	2,649.2	95.1
Operating income/(loss)	175.3	17.5	(122.9)	(13.2)	482.3	16.5	137.4	4.9
Interest expense	(30.0)	(3.0)	(37.7)	(4.0)	(96.8)	(3.3)	(113.4)	(4.1)
Interest income	2.5	0.2	5.3	0.6	9.9	0.3	14.1	0.5
Other, net	6.2	0.6	6.9	0.7	6.6	0.2	9.9	0.4
Income/(loss) before taxes	154.0	15.3	(148.4)	(15.9)	402.0	13.7	48.0	1.7
Provision for income taxes	39.8	4.0	14.1	1.5	98.6	3.4	79.9	2.9
Net income/(loss)	$114.2	11.4%	$(162.5)	(17.4)%	$303.4	10.4%	$(31.9)	(1.1)%
Net Revenue
Net revenue for the three months ended September 30, 2026 increased 7.7% compared to the prior period, which includes $24.0 million related to an electric vehicle program cancellation. Net revenue increased 6.8% on an organic basis, which excludes an increase of 0.9% attributed to changes in foreign currency exchange rates.
Net revenue for the nine months ended September 30, 2026 increased 5.1% compared to the prior period. Net revenue increased 5.1% on an organic basis, which excludes an increase of 1.4% attributed to changes in foreign currency exchange rates and a decrease of 1.4% due primarily to the effects of a divestiture in the first quarter of 2025. Refer to Note 16: Disposals of the Financial Statements, included elsewhere in this Report, for additional information.
Automotive
Automotive net revenue for the three months ended September 30, 2026 increased 3.7% compared to the prior period, which includes $24.0 million related to an electric vehicle program cancellation. Excluding an increase of 1.1% attributed to changes in foreign currency exchange rates, Automotive net revenue increased 2.6% on an organic basis compared to the prior period, which was primarily due to the termination revenue from the previously mentioned program cancellation, partially offset by a decrease in light vehicle production.
Automotive net revenue for the nine months ended September 30, 2026 increased 2.2% compared to the prior period. Excluding an increase of 1.7% attributed to changes in foreign currency exchange rates and a decrease of 1.3% due to the effects of a divestiture, Automotive net revenue increased 1.8% on an organic basis compared to the prior period, which was primarily due to content growth, partially offset by a decrease in light vehicle production.
Industrials
Industrials net revenue for the three months ended September 30, 2026 increased 12.6% compared to the prior period. Excluding an increase of 0.8% attributed to changes in foreign currency exchange rates, Industrials net revenue grew 11.8% on an organic basis compared to the prior period, which primarily reflects content growth in our Industrials business segment.
Industrials net revenue for the nine months ended September 30, 2026 increased 4.6% compared to the prior period. Excluding an increase of 1.1% attributed to changes in foreign currency exchange rates and a decrease of 1.8% due to the effect of divestitures, Industrials net revenue grew 5.3% on an organic basis compared to the prior period, which primarily reflects content growth in our Industrials business segment.
Aerospace, Defense, and Commercial Equipment

Aerospace, Defense, and Commercial Equipment net revenue for the three months ended September 30, 2026 increased 13.4% compared to the prior period. Excluding an increase of 0.2% attributed to changes in foreign currency exchange rates, Aerospace, Defense, and Commercial Equipment net revenue grew 13.2% on an organic basis due to growth in our commercial equipment and aerospace business and product mix in the markets we serve.

Aerospace, Defense, and Commercial Equipment net revenue for the nine months ended September 30, 2026 increased 13.2% compared to the prior period. Excluding an increase of 0.9% attributed to changes in foreign currency exchange rates and a decrease of 1.2% due to the effects of a divestiture, Aerospace, Defense, and Commercial Equipment net revenue grew 13.5% on an organic basis due to growth in our commercial equipment and aerospace businesses and product mix in the markets we serve.
Operating Costs and Expenses
Operating costs and expenses for the three and nine months ended September 30, 2026 and 2025 are presented, in millions of dollars and as a percentage of net revenue, in the following table. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended				For the nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Operating costs and expenses:
Cost of revenue	$671.7	66.9%	$672.6	72.2%	$2,009.0	68.6%	$1,968.4	70.6%
Research and development	33.4	3.3	33.0	3.5	97.2	3.3	102.4	3.7
Selling, general and administrative	95.9	9.6	85.8	9.2	279.8	9.6	259.6	9.3
Amortization of intangible assets	15.7	1.6	19.6	2.1	47.2	1.6	61.4	2.2
Goodwill impairment charge	—	—	225.7	24.2	—	—	225.7	8.1
Restructuring and other charges, net	11.7	1.2	18.2	1.9	13.6	0.5	31.8	1.1
Total operating costs and expenses	$828.4	82.5%	$1,054.9	113.2%	$2,446.8	83.5%	$2,649.2	95.1%
Cost of revenue
For the three months ended September 30, 2026, cost of revenue as a percentage of net revenue decreased from the prior period, primarily due to organic revenue growth and the absence of charges for a slower than expected adoption of electric vehicles in the current period, partially offset by the net impacts of inflation on material and logistics costs and tariffs.
For the nine months ended September 30, 2026, cost of revenue as a percentage of net revenue decreased from the prior period, primarily due to the favorable effects of the MSP divestiture in the first quarter of 2025 and organic revenue growth, partially offset by the net impacts of inflation on material and logistics costs and tariffs.
Research and development expense
For the three and nine months ended September 30, 2026, research and development expense did not fluctuate materially from the prior period.
Selling, general and administrative expense
For the three and nine months ended September 30, 2026, selling, general and administrative expense did not fluctuate materially from the prior period.

Amortization of intangible assets
For the three and nine months ended September 30, 2026, amortization of intangible assets decreased from the prior period, primarily due to the effect of amortization of intangible assets in accordance with their expected economic benefit, which generally results in acceleration of amortization expense in the early years of the life of an intangible asset.
Goodwill impairment charge
In the third quarter of 2025, we recorded a $225.7 million non-cash impairment charge for our Dynapower reporting unit within the Industrials segment. The primary indicators of impairment were a lower outlook within certain markets that the reporting unit operates in following recent tax legislation being enacted, and a strategic shift to focus on other markets. This revised outlook led to downward revisions of forecasted future cash flows. No such impairment charges were identified in the third quarter of 2026.
Refer to Note 13: Fair Value Measures of the Financial Statements, included elsewhere in this Report, for additional information.
Restructuring and other charges, net
In the three and nine months ended September 30, 2026, restructuring and other charges, net decreased from the prior period, primarily due to higher transaction-related charges in 2025 corresponding to the business divestitures that took place in that year, partially offset by higher charges related to the Transformation Plan in the current period.
Refer to Note 5: Restructuring and Other Charges, Net, included elsewhere in this Report, for additional information regarding the components of restructuring and other charges, net.
Operating Income/(Loss)
For the three months ended September 30, 2026, operating income was $175.3 million, compared to operating loss of $122.9 million in the prior period. This favorable impact was driven primarily by (1) higher revenue in the current period, (2) a goodwill impairment charge taken in the prior year, and (3) cost savings as a result of actions taken as part of our restructuring plans, partially offset by the net impacts of inflation on material and logistics costs.
For the nine months ended September 30, 2026, operating income was $482.3 million, compared to operating income of $137.4 million in the prior period. This favorable impact was driven primarily by (1) higher revenue in the current period, (2) a goodwill impairment charge taken in the prior year, and (3) cost savings as a result of actions taken as part of our restructuring plans, partially offset by the net impacts of inflation on material and logistics costs.
Interest Expense
For the three and nine months ended September 30, 2026, interest expense did not fluctuate materially from the prior period.
Interest Income
For the three and nine months ended September 30, 2026, interest income did not fluctuate materially from the prior period.
Other, Net
Other, net primarily includes gains and losses related to currency remeasurement adjustments, foreign currency and commodity forward contracts not designated as hedging instruments, mark-to-market investments, debt refinancing, and the portion of our net periodic benefit cost excluding service cost.

For the three months ended September 30, 2026, other, net represented a net gain of $6.2 million, an unfavorable impact on earnings of $0.7 million compared to a net gain of $6.9 million in the prior period. This unfavorable impact was primarily due to a lower gain on commodity forward contracts, partially offset by the gain on equity investments in the current period.

For the nine months ended September 30, 2026, other, net represented a net gain of $6.6 million, an unfavorable impact on earnings of $3.3 million compared to a net gain of $9.9 million in the prior period. This unfavorable impact was primarily due to a lower gain on commodity forward contracts in the current year, partially offset by the gain on debt financing transactions and gain on equity investments in the current period.
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
Non-GAAP reconciliations
The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the three months ended September 30, 2026 and 2025. Refer to the Non-GAAP Adjustments section above for additional information regarding these adjustments. Amounts and percentages in the tables below have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended September 30, 2026
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$175.3	17.5%	$39.8	$114.2	$0.78
Non-GAAP adjustments:
Restructuring related and other (a)	24.4	2.4	(0.8)	23.6	0.16
Financing and other transaction costs (b)	—	—	—	—	—
Amortization of intangible assets	15.7	1.6	—	15.7	0.11
Amortization of debt issuance costs	—	—	—	1.1	0.01
Other, net	—	—	0.2	(6.0)	(0.04)
Deferred taxes and other tax related	—	—	18.0	18.0	0.12
Total adjustments	40.1	4.0	17.4	52.3	0.36
Adjusted (non-GAAP)	$215.3	21.5%	$22.4	$166.5	$1.13

	For the three months ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating (Loss)/Income	Operating Margin	Income Taxes	Net (Loss)/Income	Diluted EPS
Reported (GAAP)	$(122.9)	(13.2)%	$14.1	$(162.5)	$(1.12)
Non-GAAP adjustments:
Restructuring related and other (a)	267.9	28.7	(4.0)	263.9	1.81
Financing and other transaction costs (b)	15.0	1.6	—	15.0	0.10
Amortization of intangible assets	19.6	2.1	—	19.6	0.13
Amortization of debt issuance costs	—	—	—	1.2	0.01
Other, net	—	—	1.4	(5.4)	(0.04)
Deferred taxes and other tax related	—	—	(2.1)	(2.1)	(0.01)
Total adjustments	302.5	32.5	(4.7)	292.1	2.01
Adjusted (non-GAAP)	$179.6	19.3%	$18.8	$129.6	$0.89

The following tables present reconciliations of certain financial measures calculated in accordance with U.S. GAAP to the related non-GAAP financial measures for the nine months ended September 30, 2026 and 2025.

	For the nine months ended September 30, 2026
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$482.3	16.5%	$98.6	$303.4	$2.07
Non-GAAP adjustments:
Restructuring related and other (a)	58.4	2.0	(4.1)	54.4	0.37
Financing and other transaction costs (b)	(5.2)	(0.2)	0.1	(5.1)	(0.03)
Amortization of intangible assets	47.2	1.6	—	47.2	0.32
Amortization of debt issuance costs	—	—	—	3.2	0.02
Other, net	—	—	(0.2)	(6.9)	(0.05)
Deferred taxes and other tax related	—	—	39.5	39.5	0.27
Total adjustments	100.4	3.4	35.2	132.3	0.90
Adjusted (non-GAAP)	$582.7	19.9%	$63.3	$435.7	$2.97

	For the nine months ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Income Taxes	Net Income	Diluted EPS
Reported (GAAP)	$137.4	4.9%	$79.9	$(31.9)	$(0.22)
Non-GAAP adjustments:
Restructuring related and other (a)	302.5	10.9	(3.1)	299.4	2.04
Financing and other transaction costs (b)	24.0	0.9	0.1	24.1	0.16
Amortization of intangible assets	61.4	2.2	—	61.4	0.42
Amortization of debt issuance costs	—	—	—	3.5	0.02
Other, net	—	—	0.9	(9.1)	(0.06)
Deferred taxes and other tax related	—	—	26.2	26.2	0.18
Total adjustments	387.9	13.9	24.0	405.5	2.76
Adjusted (non-GAAP)	$525.2	18.8%	$55.9	$373.6	$2.54
(a)    The following table presents the components of our restructuring related and other non-GAAP adjustment to net income for the three and nine months ended September 30, 2026 and 2025 (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2026	2025	2026	2025
Business and corporate repositioning (i)	$14.3	$6.1	$40.0	$40.4
Other (ii)	10.1	261.8	18.4	262.1
Income tax effect	(0.8)	(4.0)	(4.1)	(3.1)
Total non-GAAP restructuring related and other	$23.6	$263.9	$54.4	$299.4
__________________________
i.Primarily includes charges related to repositioning our business and corporate functions to more effectively respond to the challenges that face the business, including severance, contract termination costs, charges related to asset write-downs, and other various restructuring-related charges.
ii.Relates primarily to $225.7 million in non-cash goodwill impairment charges recognized in the third quarter of 2025 related to the Dynapower reporting unit. Also includes costs related to optimization of our manufacturing processes to increase productivity and rationalize our manufacturing footprint and supply chain workforce rationalization in response to changing customer demand and recent U.S. Government policy changes.

(b)    The following table presents the components of our financing and other transaction costs non-GAAP adjustment to net income for the three and nine months ended September 30, 2026 and 2025 (amounts have been calculated based on unrounded numbers; accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2026	2025	2026	2025
Transaction loss (i)	$—	$14.5	$—	$23.1
Merger and acquisition compensation arrangements (ii)	—	0.5	(6.3)	0.9
Other	—	—	1.1	—
Income tax effect	—	—	0.1	0.1
Total financing and other transaction costs	$—	$15.0	$(5.1)	$24.1

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
The following table provides a reconciliation of net cash provided by operating activities in accordance with U.S. GAAP to free cash flow.

	For the nine months ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities (GAAP)	$557.8	$420.0
Additions to property, plant and equipment and capitalized software	(68.5)	(81.6)
Free cash flow (non-GAAP)	$489.3	$338.4
The following table provides a reconciliation of corporate and other expenses in accordance with U.S. GAAP to adjusted corporate and other expenses.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2026	2025	2026	2025
Corporate and other expenses (GAAP)	$(79.3)	$(94.5)	$(226.9)	$(224.1)
Restructuring related and other	12.7	37.8	38.9	66.4
Financing and other transaction costs	—	1.3	0.7	2.6
Total adjustments	12.7	39.1	39.6	69.1
Adjusted corporate and other expenses (non-GAAP)	$(66.6)	$(55.4)	$(187.3)	$(155.1)
The following table provides a reconciliation of net income/(loss) in accordance with U.S. GAAP to adjusted EBITDA.

		For the three months ended September 30,		For the nine months ended September 30,
(In millions)	LTM	2026	2025	2026	2025
Net income/(loss)	$366.7	$114.2	$(162.5)	$303.4	$(31.9)
Interest expense, net	117.6	27.5	32.4	86.9	99.3
Provision for income taxes	110.7	39.8	14.1	98.6	79.9
Depreciation expense	150.7	34.5	53.4	102.1	127.7
Amortization of intangible assets	66.1	15.7	19.6	47.2	61.4
EBITDA	811.7	231.7	(43.1)	638.2	336.3
Non-GAAP adjustments
Restructuring related and other	87.1	22.6	247.0	54.1	274.0
Financing and other transaction costs	5.7	—	15.0	(5.2)	24.0
Other, net	(12.6)	(6.2)	(6.9)	(6.6)	(9.9)
Adjusted EBITDA	$891.9	$248.1	$212.1	$680.4	$624.4

The following table provides a reconciliation of total debt and finance lease obligations in accordance with U.S. GAAP to gross and net debt balances and leverage ratios.

(Dollars in millions)	September 30, 2026	December 31, 2025
Current portion of long-term debt and finance lease obligations	$2.5	$2.3
Finance lease obligations, less current portion	17.3	18.9
Long-term debt, net	2,393.2	2,828.6
Total debt and finance lease obligations	2,413.0	2,849.7
Less: debt premium, net	0.1	0.5
Less: deferred financing costs	(14.2)	(17.9)
Total gross indebtedness	$2,427.1	$2,867.2
Adjusted EBITDA (LTM)	$891.9	$835.9
Gross leverage ratio	2.7	3.4

Total gross indebtedness	$2,427.1	$2,867.2
Less: cash and cash equivalents	553.4	573.0
Net debt	$1,873.7	$2,294.2
Adjusted EBITDA (LTM)	$891.9	$835.9
Net leverage ratio	2.1	2.7

Liquidity and Capital Resources
As of September 30, 2026 and December 31, 2025, we held cash and cash equivalents in the following regions (amounts have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

(In millions)	September 30, 2026	December 31, 2025
United Kingdom	$4.5	$3.6
United States	7.9	8.0
The Netherlands	307.7	421.8
China	159.8	80.7
Other	73.6	58.9
Total	$553.4	$573.0
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

Our cash and cash equivalents balances are held in the following significant currencies (amounts in the tables below have been calculated based on unrounded numbers, accordingly, certain amounts may not appear to recalculate due to the effect of rounding):

	As of September 30, 2026
(In millions)	United States Dollar ("USD")	Euro ("EUR")	British Pound Sterling ("GBP")	Chinese Renminbi ("CNY")	Other
United Kingdom	$0.0	€0.0	£2.6	¥—
United States	7.8	0.0	—	—
The Netherlands	300.0	5.7	0.9	—
China	33.2	—	—	848.3
Other	48.6	6.5	0.0	—
Total	$389.7	€12.3	£3.5	¥848.3
USD Equivalent		$13.9	$4.7	$126.5	$18.6

	As of December 31, 2025
(In millions)	USD	EUR	GBP	CNY	Other
United Kingdom	$—	€0.0	£2.6	¥—
United States	8.0	0.0	0.0	—
The Netherlands	411.4	8.2	0.6	—
China	20.1	—	—	423.3
Other	43.8	1.9	—	—
Total	$483.3	€10.1	£3.2	¥423.3
USD Equivalent		$11.9	$4.3	$60.5	$13.0
Cash Flows:
The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2026 and 2025. We have derived these summarized statements of cash flows from the Financial Statements included elsewhere in this Report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2026	September 30, 2025
Net cash provided by/(used in):
Operating activities:
Net income/(loss) adjusted for non-cash items	$504.7	$443.6
Changes in operating assets and liabilities, net	53.1	(23.6)
Operating activities	557.8	420.0
Investing activities	(62.7)	(44.4)
Financing activities	(518.4)	(181.0)
Effects of exchange rate differences	3.7	3.1
Net change	$(19.6)	$197.7
Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2026 increased compared to the corresponding period of the prior year, primarily due to higher cash provided by earnings and favorable changes in working capital.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2026 was $62.7 million compared to $44.4 million of cash used in the corresponding period of the prior year. This change was primarily due to proceeds received for the sale of the MSP Business in the first quarter of 2025, partially offset by higher capital expenditures in the prior period. For fiscal year 2026, we anticipate additions to PP&E and capitalized software of up to approximately $125.0 million, which we expect to fund with cash flows from operations.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2026 was $518.4 million compared to cash used in financing activities of $181.0 million in the corresponding period of the prior year. This change was primarily due to the settlement of our cash tender offer in the second quarter of 2026 and open market repurchases of debt in the current quarter, partially offset by a higher amount of cash paid to repurchase ordinary shares in the prior year.
Indebtedness and Liquidity
As of September 30, 2026, we had $2.4 billion in gross indebtedness, which includes finance lease obligations and excludes debt discounts, premiums, and deferred financing costs.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Capital Resources
Sources of liquidity
Our sources of liquidity include cash on hand, cash flows from operations, and available capacity under the Revolving Credit Facility. As of September 30, 2026, we had $645.8 million available under the Revolving Credit Facility, net of $4.2 million of obligations in respect of outstanding letters of credit issued thereunder. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of September 30, 2026, no amounts had been drawn against these outstanding letters of credit. This Revolving Credit Facility includes an accordion feature under which maximum borrowings may be increased under certain circumstances.
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
Our ability to raise additional financing, and our borrowing costs, may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 15, 2026, Standard & Poor's corporate credit rating for STBV was BB+ with a stable outlook and Moody’s Investors Service’s corporate credit rating for STBV was Ba2 with a stable outlook. Any future downgrades to STBV's credit ratings may increase our future borrowing costs but will not reduce availability under the Credit Agreement.
Restrictions and Covenants
The Credit Agreement provides that if our senior secured net leverage ratio exceeds a specified level, we are required to use a portion of our excess cash flow, as defined in the Credit Agreement, generated by operating, investing, or financing activities to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facilities. The Credit Agreement also requires mandatory prepayments of the outstanding borrowings under the Senior Secured Credit Facilities upon certain asset dispositions and casualty events, in each case subject to certain reinvestment rights, and upon the incurrence of certain indebtedness (excluding any permitted indebtedness). These provisions were not triggered during the nine months ended September 30, 2026.
The Credit Agreement and the Senior Notes Indentures contain restrictions and covenants that limit the ability of our wholly-owned subsidiary, STBV, and certain of its subsidiaries to, among other things, incur subsequent indebtedness, sell assets, pay dividends, and make other restricted payments. For a full discussion of these restrictions and covenants, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources included in our 2025 Annual Report. These restrictions and covenants, which are subject to important exceptions and qualifications set forth in the Credit Agreement and Senior Notes Indentures, were taken into consideration when we established our share repurchase programs and will be evaluated periodically with respect to future potential funding of those programs. As of September 30, 2026, we believe we were in compliance with all covenants and default provisions under our credit arrangements.

Share repurchase programs
From time to time, our Board of Directors has authorized various share repurchase programs, which may be modified or terminated by our Board at any time. We currently have authorization for the September 2023 Program, under which approximately $257.3 million remained available as of September 30, 2026. In the nine months ended September 30, 2026, and 2025, we repurchased 0.7 million and 4.2 million ordinary shares under the September 2023 Program.

Dividends
In the nine months ended September 30, 2026 and 2025, we paid aggregate cash dividends of $52.4 million and $52.9 million, respectively. In October 2026, we announced that our Board of Directors approved a quarterly dividend of $0.12 per share, payable in November 2026 to shareholders of record as of November 11, 2026.
Critical Accounting Policies and Estimates
For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included in our 2025 Annual Report. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. No material changes to our critical accounting policies and estimates, as previously disclosed, have occurred during the first nine months of 2026.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (in shares) (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (in millions)
July 1 through July 31, 2026	2,291	$46.53	—	$257.3
August 1 through August 31, 2026	724	$46.29	—	$257.3
September 1 through September 30, 2026	3,149	$42.01	—	$257.3
Quarter total	6,164	$44.19	—	$257.3
___________________________________
(1)     The total number of ordinary shares purchased includes ordinary shares that were withheld upon the vesting of restricted securities to cover payment of employee withholding tax. These withholdings took place outside of a publicly announced repurchase plan. There were 2,291, 724, and 3,149 ordinary shares withheld in July 2026, August 2026, and September 2026, respectively, representing a total aggregate fair value of $0.3 million based on the closing price of our ordinary shares on the date of withholdings.
Item 3.Defaults Upon Senior Securities.
None.
Item 5. Other Information
(a) Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On October 22, 2026, Sensata Technologies, Inc., a wholly owned subsidiary of Sensata Technologies Holding plc (the “Company”) and Patrick Hertzke, Executive Vice President, Chief Growth and Transformation Officer, mutually agreed to a separation of employment. Since joining the Company, Mr. Hertzke has led several growth and transformation initiatives that are now being integrated into the Company's operating segments. Mr. Hertzke will continue in his current role through December 31, 2026 (“the Departure Date”) and will work together with the Company to ensure an orderly transition of his responsibilities through the Departure Date. Mr. Hertzke’s departure is not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.
In connection with his departure, Mr. Hertzke will execute a Release Agreement, which includes customary provisions relating to, among other things, a release of claims and non-disparagement obligations. Execution and effectiveness of the Release Agreement are conditions to Mr. Hertzke's receipt of severance benefits under the Company's Severance and Change-in-Control Plan (the “Severance Plan”). Subject to the effectiveness of the Release Agreement and compliance with its terms, Mr. Hertzke will be entitled to receive severance benefits in accordance with the Severance Plan and the terms of his outstanding equity awards. The material severance benefits include:
•Cash Severance: An amount equal to 12 months of base salary, payable in installments over a 12-month period beginning January 1, 2027 (the “Severance Period”).

•Bonus Payment: An amount equal to 100% of Mr. Hertzke’s target bonus, payable in installments during the Severance Period.
•Health Benefits: Continued participation in health and dental plans during the Severance Period, subject to COBRA and other applicable terms.
No additional severance, retention, consulting, transition, or other special compensation arrangements have been entered into in connection with his departure.
The foregoing summary is qualified in its entirety by reference to the Severance Plan, previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2024.
(c) Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits.

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies Holding plc (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 28, 2018).

10.1
Amendment No. 1 to Domestic Security Agreement, dated as of October 26, 2026, made by each of Sensata Technologies, Inc., Sensata Technologies B.V., and its subsidiaries party to the Domestic Security Agreement and Morgan Stanley Senior Funding, Inc., as collateral agent.*

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
Date: October 27, 2026

SENSATA TECHNOLOGIES HOLDING PLC

/s/ Stephan von Schuckmann
(Stephan von Schuckmann) Chief Executive Officer (Principal Executive Officer)

/s/ Andrew Lynch
(Andrew Lynch) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard Siedel
(Richard Siedel) Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)